Form 10-Q
period 2007-03-31
Duke Energy CORP
filed 2007-05-10
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 Or

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

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.001, outstanding as of May 7, 2007    1,259,459,663

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2007

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
•

State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Corporation’s (Duke Energy) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;
•	The influence of weather and other natural phenomena on Duke Energy operations, including the economic, operational and other effects of hurricanes, tornados and other natural phenomena;
•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1.	Financial Statements.

	Three Months Ended March 31,
	2007	2006
Operating Revenues
Regulated electric	$2,052	$1,286
Non-regulated electric, natural gas, and other	696	334
Regulated natural gas	339	—
Total operating revenues	3,087	1,620
Operating Expenses
Fuel used in electric generation and purchased power	820	382
Operation, maintenance and other	762	535
Natural gas and petroleum products purchased	313	6
Depreciation and amortization	441	273
Property and other taxes	174	86
Total operating expenses	2,510	1,282
Gains on Sales of Investments in Commercial and Multi-Family Real Estate	—	26
Losses on Sales of Other Assets and Other, net	(11)	—
Operating Income	566	364
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	19	21
Other income and expenses, net	35	32
Total other income and expenses	54	53
Interest Expense	164	103
Minority Interest Expense	2	3
Income From Continuing Operations Before Income Taxes	454	311
Income Tax Expense from Continuing Operations	105	108
Income From Continuing Operations	349	203
Income From Discontinued Operations, net of tax	8	155
Net Income	$357	$358

Common Stock Data
Weighted-average shares outstanding
Basic	1,257	928
Diluted	1,268	963
Earnings per share (from continuing operations)
Basic	$0.27	$0.22
Diluted	$0.27	$0.21
Earnings per share (from discontinued operations)
Basic	$0.01	$0.17
Diluted	$0.01	$0.16
Earnings per share
Basic	$0.28	$0.39
Diluted	$0.28	$0.37
Dividends per share	$0.21	$0.31

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$570	$948
Short-term investments	1,256	1,514
Receivables (net of allowance for doubtful accounts of $69 at March 31, 2007 and $94 at December 31, 2006)	1,466	2,256
Inventory	950	1,358
Assets held for sale	22	28
Unrealized gains on mark-to-market and hedging transactions	86	107
Other	782	836
Total current assets	5,132	7,047
Investments and Other Assets
Investments in unconsolidated affiliates	663	2,305
Nuclear decommissioning trust funds	1,811	1,775
Goodwill	4,659	8,175
Intangibles, net	828	905
Notes receivable	171	224
Unrealized gains on mark-to-market and hedging transactions	223	248
Assets held for sale	150	134
Other	2,462	2,308
Total investments and other assets	10,967	16,074
Property, Plant and Equipment
Cost	43,257	58,330
Less accumulated depreciation and amortization	13,879	16,883
Net property, plant and equipment	29,378	41,447
Regulatory Assets and Deferred Debits
Deferred debt expense	264	320
Regulatory assets related to income taxes	487	1,361
Other	2,001	2,451
Total regulatory assets and deferred debits	2,752	4,132
Total Assets	$48,229	$68,700

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	March 31, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,131	$1,686
Notes payable and commercial paper	424	450
Taxes accrued	260	434
Interest accrued	167	302
Liabilities associated with assets held for sale	21	26
Current maturities of long-term debt	1,490	1,605
Unrealized losses on mark-to-market and hedging transactions	98	134
Other	962	1,976
Total current liabilities	4,553	6,613
Long-term Debt	9,624	18,118
Deferred Credits and Other Liabilities
Deferred income taxes	4,136	7,003
Investment tax credit	171	175
Unrealized losses on mark-to-market and hedging transactions	214	238
Liabilities associated with assets held for sale	33	18
Asset retirement obligations	2,255	2,301
Other	6,406	7,327
Total deferred credits and other liabilities	13,215	17,062
Commitments and Contingencies
Minority Interests	203	805
Common Stockholders' Equity
Common stock, $0.001 par value, 2 billion shares authorized; 1,259 million and 1,257 million shares outstanding at March 31, 2007 and December 31, 2006, respectively	1	1
Additional paid-in capital	19,868	19,854
Retained earnings	1,098	5,652
Accumulated other comprehensive income (loss)	(333)	595
Total common stockholders' equity	20,634	26,102
Total Liabilities and Common Stockholders' Equity	$48,229	$68,700

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$357	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	461	438
Gains on sales of investments in commercial and multi-family real estate	—	(26)
Losses (gains) on sales of equity investments and other assets	15	(11)
Deferred income taxes	29	(40)
Minority Interest	2	15
Equity in earnings of unconsolidated affiliates	(19)	(175)
Purchased capacity levelization	(3)	(2)
Contributions to company-sponsored pension plans	—	(11)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	209	80
Receivables	(30)	538
Inventory	15	174
Other current assets	(66)	821
Increase (decrease) in
Accounts payable	(258)	(1,093)
Taxes accrued	20	(64)
Other current liabilities	(269)	(379)
Capital expenditures for residential real estate	—	(115)
Cost of residential real estate sold	—	42
Other, assets	116	27
Other, liabilities	337	154
Net cash provided by operating activities	916	731
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(803)	(560)
Investment expenditures	(6)	(69)
Acquisitions, net of cash acquired	—	(90)
Purchases of available-for-sale securities	(6,943)	(7,488)
Proceeds from sales and maturities of available-for-sale securities	7,147	8,039
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	8	28
Proceeds from the sales of commercial and multi-family real estate	—	56
Settlement of net investment hedges and other investing derivatives	(10)	(50)
Purchases of emission allowances	(52)	—
Sales of emission allowances	25	—
Other	40	(4)
Net cash used in investing activities	(594)	(138)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2	6
Issuance of common stock and common stock related to employee benefit plans	—	14
Payments for the redemption of:
Long-term debt	(370)	(40)
Notes payable and commercial paper	323	68
Distributions to minority interests	(18)	(157)
Contributions from minority interests	47	137
Cash distributed to Spectra Energy	(395)	—
Dividends paid	(265)	(289)
Repurchase of common shares	—	(69)
Other	(24)	11
Net cash used in financing activities	(700)	(319)
Net (decrease) increase in cash and cash equivalents	(378)	274
Cash and cash equivalents at beginning of period	948	511
Cash and cash equivalents at end of period	$570	$785

Supplemental Disclosures:
Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$5,200	$—
AFUDC—equity component	$15	$10

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	SFAS No. 158 Adjustment	Total
Balance December 31, 2005	928	$10,446	$—	$5,277	$846	$(87)	$(60)	$17	$—	$16,439
Net income	—	—	—	358	—	—	—	—	—	358
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	59	—	—	—	—	59
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	5	—	—	—	5
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	11	—	—	—	11
Other(c)	—	—	—	—	—	—	—	16	—	16

Total comprehensive income										449
Dividend reinvestment and employee benefits	1	22	—	—	—	—	—	—	—	22
Stock repurchase	(2)	(69)	—	—	—	—	—	—	—	(69)
Common stock dividends	—	—	—	(289)	—	—	—	—	—	(289)

Balance March 31, 2006	927	$10,399	$—	$5,346	$905	$(71)	$(60)	$33	$—	$16,552

Balance December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$—	$2	$(311)	$26,102

Net income	—	—	—	357	—	—	—	—	—	357
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	36	—	—	—	—	36
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	4	—	—	—	4
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	(3)	—	—	—	(3)
FAS 158 amortization	—	—	—	—	—	—	—	—	3	3
Other	—	—	—	—	—	—	—	1	15	16

Total comprehensive income										413
Adoption of FIN 48	—	—	—	(25)	—	—	—	—	—	(25)
Adoption of SFAS No. 158—measurement date provision(d)	—	—	—	(40)	—	—	—	—	30	(10)
Distribution of Spectra Energy to shareholders	—	—	—	(4,581)	(1,156)	6	—	—	136	(5,595)
Dividend reinvestment and employee benefits	2	—	14	—	—	—	—	—	—	14
Common stock dividends	—	—	—	(265)	—	—	—	—	—	(265)

Balance March 31, 2007	1,259	$1	$19,868	$1,098	$(171)	$(38)	$—	$3	$(127)	$20,634

(a)	Net unrealized gains on cash flow hedges, net of $2 tax expense in 2007, and $3 tax expense in 2006.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax benefit in 2007, and $7 tax expense in 2006. Reclassification into earnings from cash flow hedges in 2006, is due primarily to the recognition of Duke Energy North America's (DENA) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the sale to LS Power of substantially all of DENA's assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see note 11).
(c)	Net of $8 tax expense in 2006.
(d)	Net of $3 tax benefit in 2007.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company located in the Americas. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy and all majority-owned subsidiaries where Duke Energy has control, and those variable interest entities where Duke Energy is the primary beneficiary. These Consolidated Financial Statements also reflect Duke Energy’s proportionate share of certain generation and transmission facilities in the Carolinas and the Midwestern United States.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability Company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC (Duke Energy Carolinas) effective October 1, 2006). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of New Duke Energy, which resulted in the issuance of approximately 313 million shares. Additionally, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock. Old Duke Energy is the predecessor of Duke Energy for purposes of U.S. securities regulations governing financial statement filing. Therefore, the accompanying Consolidated Financial Statements reflect the results of operations of Old Duke Energy for the three months ended March 31, 2006. New Duke Energy had separate operations for the period beginning with the effective date of the Cinergy merger, and references to amounts for periods after the closing of the merger relate to New Duke Energy. Cinergy’s results have been included in the accompanying Consolidated Statements of Operations from the effective date of acquisition and thereafter (see “Cinergy Merger” in Note 2). Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses (Spectra Energy Corp. (Spectra Energy), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital), formerly Duke Capital LLC), including Duke Energy’s 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), to shareholders. Prior period amounts contained in these Notes, as well as the accompanying Consolidated Financial Statements, include assets and liabilities, results of operations and cash flows related to the operations spun off. The results of operations of these businesses are presented as discontinued operations for the three months ended March 31, 2006 in the accompanying Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off. As discussed further in Note 7, pursuant to the terms of the convertible notes outstanding, Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible notes, resulting in a pre-tax charge of approximately $21 million during the three months ended March 31, 2007. In addition, as discussed in Note 19, a reduction in income tax expense of approximately $22 million was also recorded during the three months ended March 31, 2007 due to a reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy. For additional information regarding the impacts of the spin-off on the periods presented in this Form 10-Q, see Note 11.

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

On September 7, 2006, Duke Energy deconsolidated Crescent Resources, LLC (Crescent) due to a reduction in ownership and its inability to exercise control over Crescent. Crescent has been accounted for as an equity method investment since the date of deconsolidation.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy’s Form 10-K for the year ended December 31, 2006.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. Certain prior period amounts on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform to the presentation for the current period.

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

Cinergy Merger. On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information). For accounting purposes, the effective date of the merger was April 1, 2006. The merger combined the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States. The merger was accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of April 3, 2006 and the results of Cinergy’s operations are included in the Duke Energy consolidated financial statements beginning as of the merger date.

The following unaudited consolidated pro forma financial results are presented as if the Cinergy merger had occurred at the beginning of 2006 (dollars in millions):

Unaudited Consolidated Pro Forma Results

Three Months Ended March 31, 2006
Operating revenues	$3,210
Income from continuing operations	264
Net income	420

Earnings per share (from continuing operations)
Basic	$0.21
Diluted	$0.21

Earnings per share
Basic	$0.34
Diluted	$0.33

Pro forma results for the three months ended March 31, 2006 include approximately $5 million of charges related to costs to achieve the merger and related synergies, which are recorded within Operating Expenses on the Consolidated Statements of Operations. Pro forma results for the three months ended March 31, 2007 are not presented since the merger occurred in a prior period. Pro forma results for the three months ended March 31, 2006 do not reflect the pro forma effects of any significant transactions completed by Duke Energy other than the merger with Cinergy.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Acquisitions. During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27.1% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas (LPG) and natural gas liquids and the generation, transmission and sale of electricity from a 169-megawatt (MW) power plant. These acquisitions increased International Energy’s ownership in Aguaytia to approximately 65% and resulted in Duke Energy accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment.

During the first quarter of 2006, Duke Energy North America (DENA) acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC (UBE) for approximately $71 million. The assets and liabilities of Bridgeport were included as part of DENA’s power generation assets which were sold to a subsidiary of LS Power Equity Partners (LS Power) (see Note 11).

Dispositions. For the three months ended March 31, 2007, the sale of other assets and businesses resulted in approximately $25 million in proceeds and net pre-tax losses of $11 million recorded in Losses on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. This amount primarily relates to Commercial Power’s losses on sales of emission allowances. See Note 11 for dispositions related to discontinued operations.

For the three months ended March 31, 2006, Crescent commercial and multi-family real estate sales resulted in $56 million of proceeds and $26 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales consisted of several large land tract sales.

3. Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income, as adjusted, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, stock-based performance unit awards, contingently convertible debt and phantom stock awards, were exercised, settled or converted into common stock.

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2007 and 2006.

	Income	Average Shares	EPS
	(in millions, except per-share data)
Three Months Ended March 31, 2007
Income from continuing operations—basic	$349	1,257	$0.27

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		6
Contingently convertible debt	—	5

Income from continuing operations—diluted	$349	1,268	$0.27

Three Months Ended March 31, 2006
Income from continuing operations—basic	$203	928	$0.22

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		3
Contingently convertible debt	2	32

Income from continuing operations—diluted	$205	963	$0.21

The increase in weighted-average shares outstanding for the three months ended March 31, 2007 compared to the same period in 2006 was due primarily to the April 2006 issuance of approximately 313 million shares in conjunction with the merger with Cinergy (see

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Note 2) and the conversion of debt into approximately 27 million shares of Duke Energy common stock during the year ended December 31, 2006, net of the repurchase and retirement of approximately 17.5 million shares of Duke Energy common stock during the year ended December 31, 2006.

As of March 31, 2007 and 2006, approximately 13 million and 17 million, respectively, of options, unvested stock, performance and phantom stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

4. Common Stock

In October 2006, Duke Energy’s Board of Directors authorized the reactivation of the previously announced share repurchase plan for Duke Energy of up to $500 million of share repurchases after the spin-off of the natural gas businesses had been completed. There were no share repurchases from the date of the spin-off of the natural gas businesses through March 31, 2007.

During the quarter ended March 31, 2006, Duke Energy repurchased 2.4 million shares of its common stock for total consideration of approximately $69 million. The repurchases and corresponding commissions and other fees were recorded in Common Stockholders’ Equity as a reduction in common stock.

5. Stock-Based Compensation

Effective January 1, 2006, Duke Energy adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Energy elected to adopt the modified prospective application method as provided by SFAS No. 123(R). There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

Impact of Spin-off on Equity Compensation Awards

As discussed in Note 1, on January 2, 2007, Spectra Energy was spun off by Duke Energy to its shareholders. In connection with this transaction, Duke Energy distributed substantially all the shares of common stock of Spectra Energy to Duke Energy shareholders. The distribution ratio approved by Duke Energy’s Board of Directors was one-half share of Spectra Energy common stock for every share of Duke Energy common stock.

Effective with the spin-off, all previously granted Duke Energy long-term incentive plan equity awards were split into Duke Energy and Spectra Energy equity-related awards, consistent with the spin-off conversion ratio. Each equity award (stock option, phantom share, performance share and restricted stock award) was split into two awards: a Duke Energy award (issued by Duke Energy in Duke Energy shares) and a Spectra Energy award (issued by Spectra Energy in Spectra Energy shares). The number of shares covered by the adjusted Duke Energy award equals the number of shares covered by the original award, and the number of shares covered by the Spectra Energy award equals the number of shares that would have been received in the spin-off by a non-employee shareholder (which reflected the one-half share of Spectra Energy common stock for every share of Duke Energy common stock distribution ratio for Spectra Energy shares).

Stock option exercise prices were adjusted using a formula approved by the Duke Energy Compensation Committee that was designed to preserve the exercise versus market price spread (whether “in the money” or “out of the money”) of each option. All equity award adjustments were designed to equalize the fair value of each award before and after the spin-off. Accordingly, no material incremental compensation expense was recognized as a result of the equity award adjustments.

Duke Energy’s future stock-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the spin-off. Stock-based compensation expense recognized in future periods will correspond to the unrecognized compensation expense as of the date of the spin-off. Unrecognized compensation expense as of the date of the spin-off reflects the unamortized balance of the original grant date fair value of the equity awards held by Duke Energy employees (regardless of whether those awards are linked to Duke Energy stock or Spectra Energy stock). No future compensation cost will be recognized by Duke Energy for equity awards held by Spectra Energy employees.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the three months ended March 31, 2007 and 2006 as follows:

	Three Months Ended March 31 (in millions)
	2007	2006
Stock Options	$2	$1
Performance Awards	4	4
Phantom Stock	6	3
Other Stock Awards	1	—

Total	$13	$8

The tax benefit associated with the recorded expense in Income From Continuing Operations for the three months ended March 31, 2007 and 2006 was approximately $5 million and $3 million, respectively. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Accordingly, pre-tax stock-based compensation expense and a corresponding tax benefit of approximately $4 million and $2 million, respectively, are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended March 31, 2006.

Duke Energy’s 2006 Long-term Incentive Plan (the 2006 Plan) reserved 60 million shares of common stock for awards to employees and outside directors. Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan supersedes the 1998 Plan and no additional grants will be made from the 1998 Plan. Under the 2006 Plan and the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights. Payments for cash settled awards during the period were immaterial. In 2007, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or vested. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

The exercise price and fair value amounts in the tables below reflect the impact of the spin-off of Spectra Energy.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price(a)
Outstanding at December 31, 2006	26,931	$17
Exercised	(680)	13
Forfeited or expired	(203)	22

Outstanding at March 31, 2007	26,048	17

Exercisable at March 31, 2007	23,346	$17

(a)	Weighted-average exercise prices reflect the adjusted prices that resulted from the spin-off of Spectra Energy, as discussed above.

On December 31, 2006, Duke Energy had 22 million exercisable options with a $17 weighted-average exercise price, which has been adjusted for the impacts of the Spectra Energy spin-off. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $5 million in each period. Cash received from options exercised during the three months ended March 31, 2007 was approximately $9 million, with a related tax benefit of approximately $2 million.

There were no option grants during the three months ended March 31, 2007 or 2006. Remaining compensation expense to be recognized for unvested options was determined using a Black-Scholes option valuation model.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Performance Awards

Stock-based performance awards outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Duke Energy awarded 1,530,650 shares (fair value of approximately $23 million) during the three months ended March 31, 2007. There were no performance shares issued during the three months ended March 31, 2006.

The following table summarizes information about stock-based performance awards outstanding at March 31, 2007:

Shares
Number of Stock-based Performance Awards:
Outstanding at December 31, 2006	4,126,280
Granted	1,530,650
Vested	(1,430,506)
Forfeited	(149,556)

Outstanding at March 31, 2007	4,076,868

As of March 31, 2007, Duke Energy had approximately $37 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 1.9 years.

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from one to three years. Phantom stock awards outstanding under the 1998 Plan generally vest over periods from one to five years. Duke Energy awarded 1,030,250 shares (fair value of approximately $20 million, based on the market price of Duke Energy’s common stock at the grant date) during the three months ended March 31, 2007. There were no phantom stock awards issued during the three months ended March 31, 2006.

The following table summarizes information about phantom stock awards outstanding at March 31, 2007:

Shares
Number of Phantom Stock Awards:
Outstanding at December 31, 2006	2,612,320
Granted	1,030,250
Vested	(882,579)
Forfeited	(36,040)

Outstanding at March 31, 2007	2,723,951

As of March 31, 2007, Duke Energy had approximately $28 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 3.1 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the three months ended March 31, 2007. Duke Energy awarded 238,000 shares (fair value of approximately $7 million, based on the market price of Duke Energy’s common stock at the grant date) during the three months ended March 31, 2006.

The following table summarizes information about other stock awards outstanding at March 31, 2007:

Shares
Number of Other Stock Awards:
Outstanding at December 31, 2006	426,507
Granted	—
Vested	(23,241)
Forfeited	(966)

Outstanding at March 31, 2007	402,300

As of March 31, 2007, Duke Energy had approximately $6 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.8 years.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

6. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation. Inventory is recorded at the lower of cost or market value, primarily using the average cost method. The decrease in inventory at March 31, 2007 as compared to December 31, 2006 is primarily attributable to Duke Energy’s spin-off of its natural gas businesses on January 2, 2007 (see Note 1).

	March 31, 2007	December 31, 2006
	(in millions)
Materials and supplies	$511	$586
Natural gas	26	290
Coal held for electric generation	412	383
Petroleum products	1	99

Total inventory	$950	$1,358

7. Debt and Credit Facilities

At March 31, 2007, Duke Energy had approximately $110 million of convertible debt outstanding that may be converted into approximately 4.7 million shares of Duke Energy common stock contingent upon the occurrence of certain events during specific periods. Pursuant to the terms of the debt agreement, on May 15, 2007, holders of the notes may require Duke Energy to repurchase any or all of the outstanding balance at a price equal to 100% of the principal amount plus accrued interest. Holders were required to notify Duke Energy on or before May 8, 2007 of their intention to exercise their put option. On May 8, 2007, holders of substantially all of the outstanding notes exercised their put option, requiring Duke Energy to repay the debt in full on May 15, 2007. Holders of the bonds have the right to revoke their election up through May 14, 2007. Should any of the holders of the bonds revoke their election, the notes may be redeemed at the option of Duke Energy on or after May 20, 2007, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest. In the event the notes have been called for redemption by Duke Energy, holders may convert their notes into shares of Duke Energy common stock.

In March 2007, Duke Energy announced its intention to call approximately $250 million of debt prior to its scheduled maturity. As a result of Duke Energy exercising this call option, this debt was reclassified from long-term to short-term on the Consolidated Balance Sheets at March 31, 2007. In April 2007, Duke Energy repaid the debt in full.

In connection with the spin-off of Spectra Energy (see Note 1) on January 2, 2007, Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible debt pursuant to the antidilution provisions of the indenture agreement, resulting in a charge of approximately $21 million, which is recorded in Other Income and Expenses, net in the Consolidated Statements of Operations.

Available Credit Facilities and Restrictive Debt Covenants. During the three months ended March 31, 2007, Duke Energy’s consolidated credit capacity decreased by approximately $1,468 million as a result of the spin-off of the natural gas businesses on January 2, 2007.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2007, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At March 31, 2007, approximately $629 million of pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as long-term debt on the Consolidated Balance Sheets due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy the ability to refinance these short-term obligations on a long-term basis.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Credit Facilities Summary as of March 31, 2007 (in millions)

			Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
Duke Energy Corporation
$400 multi-year syndicated(a), (b)	December 2007	$400	$—	$115	$115

Duke Energy Carolinas, LLC
$600 multi-year syndicated(a), (b)	June 2011		319	6	325
$75 three-year bi-lateral(a), (b)	September 2009
$75 multi-year bi-lateral(a), (b)	September 2009
Total Duke Energy Carolinas, LLC		750	319	6	325

Cinergy Corp.
$1,500 multi-year syndicated(a), (b), (c)	June 2011	1,500	406	1	407

Total(d)		$2,650	$725	$122	$847

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Contains $500 million sub limits each for Duke Energy Ohio, Inc. and Duke Energy Indiana, Inc. and a $100 million sub limit for Duke Energy Kentucky, Inc.
(d)	This summary excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements.

8. Employee Benefit Obligations

Duke Energy adopted the funded status disclosure and recognition provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158) effective December 31, 2006. Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Duke Energy used a September 30 measurement date for its defined benefit and other post-retirement plans and other post-retirement plans. Net periodic benefit cost of approximately $40 million for the three month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate reduction of retained earnings as of January 1, 2007. In addition, as reflected in the table below, estimated changes in plan assets and plan obligations between September 30, 2006 and December 31, 2006 not related to net periodic benefit cost was recognized, net of tax, as a net credit adjustment to Accumulated Other Comprehensive Income (AOCI) and regulatory assets. Duke Energy is in the process of finalizing its actuarial calculation of the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates, and expects to record an immaterial revision to the aforementioned adjustments to AOCI and regulatory assets in the second quarter of 2007, once the actuarial valuations are finalized.

Additionally, as discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. The assets and liabilities distributed to Spectra Energy as part of the spin-off are disclosed in the table below. The Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans were retained by Spectra Energy. The benefit obligation for the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans was $832 million at December 31, 2006. The fair value of plan assets for the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans was $525 million at December 31, 2006.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy expects certain adjustments to be made in the second quarter of 2007 to the recorded amount of transferred assets and liabilities, primarily related to the completion of certain actuarial determinations of employee benefit plans’ assets and liabilities related to the spun-off operations. The table below identifies significant changes to the individual line items in Duke Energy’s Consolidated Balance Sheets during the three months ended March 31, 2007 due to these factors, for the Duke Energy U.S. retirement and other post-retirement plans (amounts in brackets represent credits).

	December 31, 2006	Adoption of SFAS No. 158 measurement date provisions	Spin-off of natural gas businesses	January 2, 2007
	(in millions)
Accrued pension and other postretirement benefit costs	$(1,947)	$(15)	$206	$(1,756)
Pre-funded pension costs	175	118	(58)	235
Regulatory Assets	595	(105)	(108)	382
Deferred income tax assets (liabilities)	115	(8)	(15)	92
Accumulated other comprehensive loss (income), net of tax	197	(30)	(25)	142
Retained earnings, net of tax	—	40	—	—

Qualified Pension Plans

The following table show the components of the net periodic pension costs (income) for the Duke Energy U.S. qualified retirement plans. Net periodic pension costs of Cinergy are included for the period from the date of acquisition (April 1, 2006) and thereafter.

Components of Net Periodic Pension Costs: Qualified Pension Costs—for the three months ended March 31,

	2007(a)	2006(b)
	(in millions)
Service cost	$30	$15
Interest cost on projected benefit obligation	61	34
Expected return on plan assets	(75)	(49)
Amortization of loss	6	12

Net periodic pension costs	$22	$12

(a)	These amounts exclude approximately $6 million of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude pre-tax qualified pension cost of approximately $5 million for the three months ended March 31, 2006 related to Spectra Energy, which is included in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

As noted above, Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. There were no changes in assumptions used in the remeasuring of qualified plan assets or the benefit obligation. The following table shows the effect of the remeasurement on the plan assets and benefit obligation of the Duke Energy qualified U.S. retirement plans:

	December 31, 2006	January 2, 2007(a)	Change
	(in millions)
Projected Benefit Obligation	$4,823	$4,437	$(386)
Plan Assets at measurement date	4,324	3,977	(347)

Funded Status	$(499)	$(460)	$39

(a)	Reflects the projected benefit obligation and plan assets subsequent to the measurement date change and spin-off of Spectra Energy.

Non-Qualified Pension Plans

The following table show the components of the net periodic pension costs for the Duke Energy U.S. non-qualified retirement plans. Net periodic pension costs of Cinergy are included for the period from the date of acquisition (April 1, 2006) and thereafter.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Components of Net Periodic Pension Costs: Non-Qualified Pension Costs—for the three months ended March 31,

	2007	2006(a)
	(in millions)
Service cost	$2	$1
Interest cost on projected benefit obligation	2	1

Net periodic pension costs	$4	$2

(a)	These amounts exclude pre-tax non-qualified pension cost of approximately $2 million for the three months ended March 31, 2006 related to Spectra Energy, which is included in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

As noted above, Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. There were no changes in assumptions used in the remeasuring of the non-qualified benefit obligation. There are no non-qualified plan assets. The following table shows the effect of the remeasurement on the benefit obligation of the Duke Energy non-qualified U.S. retirement plans:

	December 31, 2006	January 2, 2007(a)	Change
	(in millions)
Projected Benefit Obligation	$199	$167	$(32)

Funded Status	$(199)	$(167)	$32

(a)	Reflects the projected benefit obligation subsequent to the measurement date change and spin-off of Spectra Energy.

Duke Energy’s policy is to fund amounts for its U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make contributions to its U.S. retirement plans during the three months ended March 31, 2007. Duke Energy anticipates that it will make total contributions of approximately $315 million to the U.S. retirement plan in 2007.

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. other post-retirement benefit plan. Net periodic benefit costs of Cinergy are included for the period from the date of acquisition (April 1, 2006) and thereafter.

Components of Net Periodic Post-Retirement Benefit Costs—for the three months ended March 31,

	2007(a)	2006(b)
	(in millions)
Service cost benefit	$3	$2
Interest cost on accumulated post-retirement benefit obligation	14	9
Expected return on plan assets	(3)	(3)
Amortization of net transition liability	3	3
Amortization of prior service cost	1	—
Amortization of loss	1	2

Net periodic post-retirement benefit costs	$19	$13

(a)	These amounts exclude approximately $2 million of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude pre-tax post-retirement benefit cost of approximately $5 million for the three months ended March 31, 2006 related to Spectra Energy, which is included in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

As noted above, Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. There were no changes in assumptions used in the remeasuring of other post-retirement benefit plan assets or the accumulated other post-retirement benefit obligation. The following table shows the effect of the remeasurement on the plan assets and benefit obligation of the Duke Energy U.S. other post-retirement plans:

	December 31, 2006	January 2, 2007(a)	Change
	(in millions)
Accumulated other post-retirement benefit obligation	$1,264	$983	$(281)
Plan Assets at measurement date	237	153	(84)

Funded Status	$(1,027)	$(830)	$197

(a)	Reflects the accumulated other post retirement benefit obligation and plan assets subsequent to the measurement date change and spin-off of Spectra Energy.

Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy expensed pre-tax employer matching contributions of approximately $21 million in both the three months ended March 31, 2007 and 2006. These amounts exclude pre-tax expenses of $3 million for the three months ended March 31, 2006 related to Spectra Energy, which is included in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

9. Goodwill and Intangible Assets

The following table shows the components of goodwill at March 31, 2007.

	Balance December 31, 2006	Other	Balance March 31, 2007
	(in millions)
U.S. Franchised Electric and Gas	$3,500	$—	$3,500
Natural Gas Transmission(a)	3,523	(3,523)	—
Commercial Power	885	2	887
International Energy	267	5	272

Total consolidated	$8,175	$(3,516)	$4,659

(a)	As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, including the former Natural Gas Transmission business segment.

The carrying amount and accumulated amortization of intangible assets as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(in millions)
Emission allowances	$547	$587
Gas, coal and power contracts	295	322
Other	60	57

Total gross carrying amount	902	966

Accumulated amortization—gas, coal and power contracts	(56)	(56)
Accumulated amortization—other	(18)	(5)

Total accumulated amortization	(74)	(61)

Total intangible assets, net	$828	$905

Carrying values of emission allowances sold or consumed during the three months ended March 31, 2007 and 2006 were $95 million and $8 million, respectively.

Amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was approximately $14 million and $2 million, respectively.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

As of April 3, 2006, Duke Energy recorded an intangible liability in connection with the merger with Cinergy amounting to approximately $113 million associated with the Market Based Standard Service Offer (MBSSO) in Ohio that will be recognized in earnings over the remaining regulatory period, which ends on December 31, 2008. During the three months ended March 31, 2007, Duke Energy amortized less than $1 million to income related to this intangible liability. The carrying amount of this intangible liability was approximately $95 million at March 31, 2007. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of this intangible liability was approximately $35 million at March 31, 2007. During the three months ended March 31, 2007, Duke Energy amortized approximately $4 million to income related to these power sale contracts.

10. Severance

During the three months ended March 31, 2007, Duke Energy recorded approximately $2 million of severance charges under its ongoing severance plan. Future severance costs under this plan, if any, are currently not estimable.

Severance Reserve

	Balance at January 1, 2007	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2007
	(in millions)
Natural Gas Transmission(a)	$2	$(2)	$—	$—
Other	60	(2)	(38)	20

Total(b)	$62	$(4)	$(38)	$20

(a)	Liability was transferred as part of the spin-off of the natural gas businesses on January 2, 2007.
(b)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

11. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Discontinued Operations (in millions)

		Operating Income (Loss)			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense	Operating Income (Loss), Net of Tax	Pre-tax (Loss) Income on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax	Income from Discontinued Operations, Net of Tax
Three Months Ended March 31, 2007
Commercial Power	$—	$—	$—	$—	$(1)	$—	$(1)	$(1)
International Energy	—	8	3	5	—	—	—	5
Other	—	(1)	—	(1)	7	2	5	4

Total consolidated	$—	$7	$3	$4	$6	$2	$4	$8

Three Months Ended March 31, 2006
Spectra Energy	$1,475	$428	$157	$271	$—	$—	$—	$271
International Energy	5	1	—	1	(19)	(7)	(12)	(11)
Other	465	(6)	—	(6)	(156)	(57)	(99)	(105)

Total consolidated	$1,945	$423	$157	$266	$(175)	$(64)	$(111)	$155

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. Assets held for sale at both March 31, 2007 and December 31, 2006 primarily relate to Duke Energy Indiana, Inc.’s (Duke Energy Indiana) Wabash River Power Station, as well as certain Duke Energy Ohio, Inc. (Duke Energy Ohio) trading contracts that were sold in 2006 that have yet to be novated.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale (in millions)

	March 31, 2007	December 31, 2006
Current assets	$22	$28
Investments and other assets	30	19
Property, plant and equipment, net	120	115

Total assets held for sale	$172	$162

Current liabilities	$21	$26
Deferred credits and other liabilities	33	18

Total liabilities associated with assets held for sale	$54	$44

Three months ended March 31, 2007

Spectra Energy. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of Spectra Energy, which principally consists of Duke Energy’s former Natural Gas Transmission business segment and Duke Energy’s former 50% ownership interest in DCP Midstream, to Duke Energy shareholders. The results of operations of these businesses are presented as discontinued operations for the three months ended March 31, 2006 in the accompanying Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off. Duke Energy expects certain adjustments to be made in the second quarter of 2007 to the recorded amount of transferred assets and liabilities, primarily related to the completion of certain actuarial determinations of employee benefit plans’ assets and liabilities related to the spun off operations.

Consolidated balance sheet amounts as of December 31, 2006 have not been retroactively adjusted to reflect amounts associated with the spun off operations.

Income From Discontinued Operations, net of tax, for the three months ended March 31, 2006 includes interest expense of approximately $140 million associated with the debt distributed in the spin-off of Spectra Energy. Additionally, first quarter 2006 Income From Discontinued Operations, net of tax, for Duke Energy’s former Spectra Energy operations includes losses of approximately $24 million, previously classified in Other, resulting from mark-to-market movements in discontinued hedges at DCP Midstream.

Included in Income From Discontinued Operations, net of tax, for the three months ended March 31, 2007 are pre-tax amounts of approximately $9 million related to costs to achieve the Spectra Energy spin-off, primarily fees to outside service providers. These costs were insignificant in the first quarter of 2006.

Effective with the spin-off, Duke Energy and Spectra Energy entered into a Transition Services Agreement (TSA) whereby Duke Energy will provide certain support services to Spectra Energy for a period that is not anticipated to extend beyond one year from the date of the spin-off. Amounts received by Duke Energy during the three months ended March 31, 2007 under this TSA were not significant. Additionally, Duke Energy anticipates that there will be very limited commercial business activities between Duke Energy and Spectra Energy subsequent to the spin-off and Duke Energy does not anticipate significant continuing involvement in the transferred businesses.

Additionally, effective with the spin-off, Duke Energy and Spectra Energy entered into various reinsurance and other related agreements that allocated certain assets to Spectra Energy and DCP Midstream created under insurance coverage provided prior to the spin-off by Duke Energy’s captive insurance subsidiary and third party reinsurance companies. Under these agreements, Spectra Energy’s captive insurance subsidiary reinsured 100% of Duke Energy’s retained risk under the insurance coverage provided prior to the spin-off. Consistent

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

with the terms of the reinsurance agreement entered into while all parties were under the common control of Duke Energy, Duke Energy paid approximately $95 million in cash to Spectra Energy’s captive insurance company, which was placed in a grantor trust to secure Spectra Energy’s obligation to Duke Energy under the Spectra Energy reinsurance agreements. This transfer is reflected in Cash Distributed to Spectra Energy within financing activities on the Consolidated Statements of Cash Flows. As of March 31, 2007, Duke Energy has a total liability to Spectra Energy and DCP Midstream related to these agreements of approximately $210 million, which is reflected in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. This liability is offset by a corresponding receivable, of which approximately $95 million is due from Spectra Energy’s captive insurance subsidiary under the Spectra Energy reinsurance agreement and approximately $115 million is due from third party reinsurance companies. These amounts are reflected in Other Investments and Other Assets in the Consolidated Balance Sheets. In the event any of the reinsurance companies deny coverage for any of the claims covered under these agreements, Duke Energy is not obligated to pay Spectra Energy or DCP Midstream. Further, Duke Energy is providing no insurance coverage to Spectra Energy or DCP Midstream for events which occur subsequent to the spin-off date.

Also refer to Notes 5, 7, 8, 15 and 16 for additional information related to the spin-off transaction.

International Energy. In December 2006, Duke Energy engaged in discussions with a potential buyer of International Energy’s assets in Bolivia. Such discussions to sell the assets were subject to a binding agreement between the parties, which was finalized in February 2007, and resulted in the sale of International Energy’s 50-percent ownership interest in two hydroelectric power plants near Cochabamba, Bolivia to Econergy International for approximately $20 million. Based upon the agreed upon selling price of the assets, in December 2006, Duke Energy recorded pre-tax impairment charges to reduce the carrying value of the assets to the estimated selling price pursuant to the aforementioned agreement. As a result of the sale, International Energy no longer has any assets in Bolivia and the results of operations for Bolivia have been reclassified to discontinued operations for all periods presented.

Three months ended March 31, 2006

Spectra Energy. During the three months ended March 31, 2006, Duke Energy’s former Natural Gas Transmission business unit received shares of stock as consideration for settlement of a customer’s transportation contract. The market value of the equity securities, determined by quoted market prices on the date of receipt, of approximately $23 million for the three months ended March 31, 2006. Subsequent to receipt, these securities were accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as trading securities. During the three months ended March 31, 2006, these securities were sold and an additional gain of approximately $1 million was recognized for the three months ended March 31, 2006.

International Energy. International Energy had a receivable from Norsk Hydro ASA that related to purchase price adjustments on the 2003 sale of International Energy’s European business. During the three months ended March 31, 2006, based on management’s best estimate of recoverability, International Energy recorded an allowance of approximately $19 million ($12 million after-tax) against this receivable. This receivable was collected in July 2006.

Other. During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million. Approximately $625 million had been incurred from the announcement date through March 31, 2006, of which approximately $160 million was incurred during the three months ended March 31 2006.

During 2006 and 2005, DENA entered into agreements to sell or terminate certain of its contract portfolio, including certain transportation contracts. The total cash paid by Duke Energy under such contract sales or terminations during 2006 was approximately $155 million, excluding approximately $600 million of cash paid to Barclays Bank, PLC (Barclays), as discussed hereafter. These transactions resulted in pre-tax losses on sale of approximately $160 million during the three month period ended March 31, 2006 and are included in the $625 million incurred from the announcement date through March 31, 2006, as discussed above. Included in this amount are the effects of DENA’s November 2005 agreement to sell substantially all of its commodity contracts related to the Southeastern generation operations, which were substantially disposed of in 2004, certain commodity contracts related to DENA’s Midwestern power generation facilities, and contracts related to DENA’s energy marketing and management activities. Excluded from the contracts sold to Barclays are commodity contracts associated with the near-term value of DENA’s West and Northeastern generation assets and with remaining gas transportation and structured power contracts. Among other things, the agreement provided that effective upon execution

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

all economic benefits and burdens under the contracts were transferred to Barclays. Cash consideration paid to Barclays amounted to approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided DENA with cash equal to the net cash collateral posted by DENA under the contracts of approximately $540 million.

In the fourth quarter of 2006, the last remaining contract related to Duke Energy Merchants, LLC (DEM) expired, which completed Duke Energy’s exit from DEM’s operations. Accordingly, results of operations for DEM for the three months ended March 31, 2006 have been reclassified to a component of Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

12. Business Segments

Duke Energy operates the following business units: U.S. Franchised Electric and Gas, Commercial Power, International Energy and Crescent. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. All of the business units are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” There is no aggregation within Duke Energy’s defined business segments.

The remainder of Duke Energy’s operations is presented as “Other”. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, DukeNet Communications, LLC, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy Trading and Marketing, LLC (DETM), 40% owned by ExxonMobil Corporation and 60% owned by Duke Energy, and Duke Energy’s 50% interest in Duke/Fluor Daniel (D/FD).

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. The natural gas businesses spun off primarily consisted of Duke Energy’s Natural Gas Transmission business segment and Duke Energy’s 50% ownership interest in DCP Midstream, which was part of the Field Services business segment. The results of operations of the aforementioned business segments included in the spin-off are reflected as a component of Income From Discontinued Operations, net of tax in the Consolidated Statements of Operations for the periods prior to the spin-off.

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2007
U.S. Franchised Electric and Gas	$2,394	$5	$2,399	$574	$361
Commercial Power	429	3	432	(9)	49
International Energy	245	—	245	94	18
Crescent(c)	—	—	—	2	—

Total reportable segments	3,068	8	3,076	661	428
Other	19	17	36	(84)	13
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(164)	—
Interest income and other(b)	—	—	—	41	—

Total consolidated	$3,087	$—	$3,087	$454	$441

Three Months Ended March 31, 2006
U.S. Franchised Electric and Gas	$1,288	$4	$1,292	$359	$232
Commercial Power	12	4	16	(26)	14
International Energy	227	—	227	86	17
Crescent(c)	71	—	71	42	—

Total reportable segments	1,598	8	1,606	461	263
Other	22	15	37	(54)	10
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(103)	—
Interest income and other(b)	—	—	—	7	—

Total consolidated	$1,620	$—	$1,620	$311	$273

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Other includes foreign currency transaction gains and losses.
(c)	In September 2006, an indirect wholly-owned subsidiary of Duke Energy contributed all the membership interests in Crescent to a newly formed joint venture, causing Duke Energy to deconsolidate Crescent. As a result, Crescent segment data includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	March 31, 2007	December 31, 2006
	(in millions)
U.S. Franchised Electric and Gas	$34,233	$34,346
Natural Gas Transmission(a)	—	19,002
Field Services(a)	—	1,233
Commercial Power	6,711	6,826
International Energy	3,324	3,332
Crescent	176	180

Total reportable segments	44,444	64,919
Other	3,734	3,810
Reclassifications(b)	51	(29)

Total consolidated assets	$48,229	$68,700

(a)	On January 2, 2007, Duke Energy completed the spin-off of the natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream (see Note 1).
(b)	Represents reclassification of federal tax balances in consolidation.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

13. Risk Management Instruments

The following table shows the carrying value of Duke Energy’s derivative portfolio as of March 31, 2007, and December 31, 2006.

Derivative Portfolio Carrying Value (in millions)

	March 31, 2007	December 31, 2006
Hedging	$(5)	$13
Trading	—	2
Undesignated	2	(32)

Total	$(3)	$(17)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy’s Consolidated Balance Sheets, excluding approximately $51 million of derivative assets and $51 million of derivative liabilities which are included in assets and liabilities held for sale at March 31, 2007.

The $34 million increase in the undesignated derivative portfolio fair value is due primarily to settlement of mark-to-market losses from the former DENA business, the transfer of mark-to-market balances to Spectra Energy and unrealized mark-to-market gains on coal derivatives within Commercial Power. This was partially offset by unrealized mark-to-market losses within Commercial Power, primarily as a result of higher power prices.

The $18 million decrease in the hedging portfolio fair value is due primarily to the transfer of certain designated hedges to Spectra Energy.

Commodity Cash Flow Hedges. As of March 31, 2007, $27 million of the pre-tax unrealized net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income (Loss) (AOCI), and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. The corresponding values in AOCI will not materially change prior to its reclassification into earnings since most of the commodity cash flow hedges have been terminated.

The ineffective portion of commodity cash flow hedges resulted in the recognition of no gain or loss and a pre-tax loss of approximately $10 million in the three months ended March 31, 2007 and March 31, 2006, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was not material for either the three months ended March 31, 2007 or March 31, 2006.

Commodity Fair Value Hedges. The ineffective portion of commodity fair value hedges resulted in the recognition of no gain or loss and a pre-tax gain of $7 million in the three months ended March 31, 2007 and March 31, 2006, respectively.

Credit Risk. Included in Other Current Assets in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 are collateral assets of approximately $75 million and $92 million, respectively, which represents cash collateral posted by Duke Energy with third parties. Included in Other Current Liabilities in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 are collateral liabilities of approximately $153 million and $239 million, respectively, which represents cash collateral posted by third parties to Duke Energy. The reduction in both collateral assets and collateral liabilities is primarily the result of balances transferred to Spectra Energy.

14. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC), the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in Ohio, Kentucky, South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., Cinergy, Duke Energy Ohio, Duke Energy Kentucky, Inc. (Duke Energy Kentucky) and/or Duke Energy Carolinas to meet additional conditions. While the merger itself was not subject to approval by the Indiana Utility Regulatory Commission (IURC), the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices (ii) a reduction of approximately $21 million to its gas and elec -

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

tric consumers in Ohio for one year, with both credits beginning January 1, 2006. As of March 31, 2007, Duke Energy Ohio had completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. As of March 31, 2007, Duke Energy Kentucky had returned approximately $2 million to customers on this rate reduction. Of this amount, approximately $1 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing profit sharing arrangement. As of March 31, 2007, approximately $33 million of the rate reduction had been passed through to customers since the ruling by the PSCSC. Of this amount, approximately $9 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. As of March 31, 2007, approximately $83 million of the rate reduction had been passed through to customers since the ruling by the NCUC. Of this amount, approximately $29 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•

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

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the NCUC’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of March 31, 2007, Duke Energy Indiana had returned approximately $39 million to customers on this rate reduction. Of this amount, approximately $12 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•	The Federal Energy Regulatory Commission (FERC) approved the merger without conditions.

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. The matter was stayed pending the result of ongoing settlement negotiations between Duke Energy and the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 6, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provides for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within the Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

U.S. Franchised Electric and Gas. Rate Related Information. The NCUC, PSCSC, IURC and KPSC approve rates for retail electric and gas sales within their states. The PUCO approves rates and market prices for retail electric and gas sales within Ohio. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $919 million from inception, with approximately $56 million and $62 million recorded during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, cumulative expenditures totaled approximately $955 million, with $127 million and $79 million incurred during the three months ended March 31, 2007 and 2006, respectively, and are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $2.0 billion. Actual costs may be higher than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC will consider the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates. Additionally, federal, state and environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), and the Clean Air Mercury Rule (CAMR) could result in additional costs to reduce emissions from our coal-fired power plants.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a Rate Stabilization Plan (RSP), a Market Based Standard Service Offer (MBSSO) approved by the PUCO in November 2004. In March 2005, the Office of the Ohio Consumers’ Council (OCC) appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio and the court issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Court ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order. Such confidential commercial agreements are relatively common in the jurisdiction and the PUCO has not allowed production of such agreements in past cases in which the PUCO was presented with a settlement agreement on the basis that they are irrelevant. A hearing on remand has concluded and Duke Energy Ohio expects a Commission Order before the end of the year.

On August 2, 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO through 2010. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. The application is pending and Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio’s MBSSO includes a fuel clause recovery component which is audited annually by the PUCO. In April 2007, Duke Energy Ohio entered a settlement resolving all open issues identified in the 2006 audit with some, but not all, of the parties. The PUCO set the settlement for the hearing, which has been completed. A PUCO decision is expected before the end of the year. Duke Energy and Duke Energy Ohio do not expect the agreement to have a material impact on their consolidated results of operations, cash flows or financial position.

In addition to the fuel clause recovery component, Duke Energy Ohio’s MBSSO includes a reserve capacity component known as the System Reliability Tracker (SRT), and an Annually Adjusted Component (AAC) to recover changes in environmental, tax and homeland security costs. In April 2007, Duke Energy Ohio entered a Stipulation resolving all issues related to the 2006 SRT audit and application to amend the 2007 AAC market price. The Stipulation included some, but not all, of the parties. A hearing was held regarding the Stipulation. Duke Energy Ohio expects a Commission decision before the end of the year. Duke Energy Ohio does not expect a significant change, if any to the MBSSO components but cannot predict the outcome of the cases.

Duke Energy Kentucky Electric Rate Case. In May 2006, Duke Energy Kentucky filed an application for an increase in its base electric rates. The application, which sought an increase of approximately $67 million in revenue, or approximately 28 percent, to be effective

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

in January 2007, was filed pursuant to the KPSC’s 2003 Order approving the transfer of 1,100 MW of generating assets from Duke Energy Ohio to Duke Energy Kentucky. In the fourth quarter of 2006, the KPSC approved the settlement agreement resolving all the issues raised in the proceeding. Among other things, the settlement agreement provided for a $49 million increase in Duke Energy Kentucky’s base electric rates and reinstitution of the fuel cost recovery mechanism, which had been frozen since 2001. The settlement agreement also provided for Duke Energy Kentucky to obtain KPSC approval for a back-up power supply plan. In January 2007, Duke Energy Kentucky filed a back-up power supply plan with the KPSC. The plan provided for Duke Energy Kentucky to purchase back-up power through bilateral contracts for scheduled outages. Duke Energy Kentucky will recover these costs through base rates. The plan provided for Duke Energy Kentucky to purchase back-up power through the Midwest Independent System Operator, Inc. (Midwest ISO) energy markets for unscheduled outages. Duke Energy Kentucky will recover these costs through its fuel adjustment clause. The KPSC issued an order in March 2007 approving Duke Energy Kentucky’s back-up power supply plan.

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

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource, that is, a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan will compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs, and links energy savings to retiring older coal plants. Customers would pay for energy efficiency programs with an energy efficiency rider that will be included in their power bill and adjusted annually. As implementation of the plan is subject to approval of the NCUC, at this time Duke Energy is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

Other. U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territory. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it has entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy announced its intent to purchase Southern Company’s 500-megawatt interest in the proposed William States Lee III nuclear power project, making the plant’s total output available to electric customers in the Carolinas. With selection of the Cherokee County site, Duke Energy Carolinas is moving forward with previously announced plans to develop an

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 MW. The COL application submittal to the NRC is anticipated in late 2007. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On September 20, 2006, Duke Energy Carolinas filed an application with the NCUC for assurance that pursuit of the proposed nuclear plant (the William States Lee III Nuclear Station) is prudent and that Duke Energy Carolinas will be allowed to recover prudently incurred expenses related to its development and evaluation of the proposed William States Lee III Nuclear Station. Specifically, Duke Energy Carolinas requested an NCUC order (1) finding that work performed by Duke Energy Carolinas to ensure the availability of nuclear generation by 2016 for its customers is prudent and consistent with the promotion of adequate, reliable, and economical utility service to the citizens of North Carolina and the polices expressed in North Carolina General Statute 62-2, and (2) providing expressly that Duke Energy Carolinas may recover in rates, in a timely fashion, the North Carolina allocable portion of its share of costs prudently incurred to evaluate and develop a new nuclear generation facility through December 31, 2007, whether or not a new nuclear facility is constructed. On March 20, 2007, the NCUC issued an Order which gave its “general assurance” and held that it is appropriate for Duke Energy Carolinas to conduct the development work to preserve the nuclear option for its customers, and that Duke Energy Carolinas may recover its North Carolina allocable portion of such development costs (even if the Lee Nuclear Station is not constructed) if they are found to be prudent and reasonable in a future general rate case proceeding. The Public Staff of the NCUC, which represents consumer interests, filed a motion for clarification/reconsideration with the NCUC on April 19, 2007. The NCUC issued an order allowing comments on the Public Staff motion by May 11, 2007, and reply comments by May 25, 2007

On June 2, 2006, Duke Energy Carolinas also filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. The NCUC held public hearings in August 2006, and an evidentiary hearing in Raleigh, North Carolina concluded on September 14, 2006. Post-hearing briefs and proposed orders were filed on October 13, 2006. After the evidentiary hearing, Duke Energy Carolinas received competitive proposals for two major scopes of equipment for the Cliffside Project which suggest that the capital costs for these major components are increasing significantly due to various market pressures that will likely impact utility generation construction projects across the United States. In October 2006, Duke Energy made a filing with the NCUC related to the Duke Energy Carolinas’ request for a CPCN for the Cliffside project. In this filing, Duke Energy stated that due to the rising costs described above, the cost of building the Cliffside units could be approximately $3 billion, excluding allowance for funds used during construction (AFUDC). The costs described above are expected to continue to increase causing the overall cost of the Cliffside project to increase, until such time as the NCUC issues a CPCN and Duke Energy is able to enter into definitive agreements with necessary material and service providers. The NCUC issued orders requiring additional public and evidentiary hearings. From January 17, 2007 to January 19, 2007 the NCUC held an evidentiary hearing to consider evidence limited to Duke Energy Carolinas updated cost information for the project. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and certain conditions including providing for updates on construction cost estimates. A group of intervenors filed a motion for reconsideration with the NCUC on April 20, 2007, and the NCUC issued an Order requesting any responses to the motion by May 2, 2007.

Duke Energy will determine whether to proceed with the Cliffside project or consider other alternatives, including additional gas-fired generation, upon receipt of final cost estimates and the terms of a final air permit. The North Carolina Department of Environment and Natural Resources issued a draft air permit for the approved Cliffside unit on April 18, 2007, and has scheduled a public hearing on the air permit for May 31, 2007.

The South Carolina General Assembly passed new energy legislation in its 2007-2008 session. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2007 is expected to be approximately $20 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs through the fuel clause. The legislation also includes provisions to provide cost recovery assurance for upfront development costs associated with nuclear base-load generation, cost recovery assurance for construction costs associated with nuclear or coal base-load generation, and the ability to recover financing costs for new nuclear base-load generation in rates during construction. Similar legislation is being discussed in North Carolina and may be introduced in the 2007 legislative session. At this time, Duke Energy Carolinas cannot determine which elements of the legislation being discussed in North Carolina will be passed into law or the potential financial impact of those legislative initiatives.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In August 2005, Duke Energy Indiana filed an application with the IURC for approval of study and preconstruction costs related to the joint development of an IGCC project with Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana, Inc. (Vectren). Duke Energy Indiana and Vectren reached a Settlement Agreement with the Indiana Office of Utility Consumer Counselor (OUCC) providing for the recovery of such costs if the IGCC project is approved and constructed and for the partial recovery of such costs if the IGCC project does not go forward. The IURC issued an order on July 26, 2006 approving the Settlement Agreement in its entirety.

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking CPCN’s for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base-load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. As with Duke Energy Carolinas’ Cliffside project, Duke Energy Indiana’s estimated costs for the potential IGCC project have also increased. Duke Energy Indiana’s publicly filed testimony with the IURC indicates that industry (EPRI) total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). On February 16, 2007, Duke Energy Indiana filed a request for deferral and subsequent cost recovery of the costs expected to be incurred prior to the anticipated date of an order by the IURC regarding Duke Energy Indiana’s request for a CPCN for the construction of the Edwardsport Generating Station. These costs relate to the continued investigation, analysis and development of the IGCC project, and must be incurred, to assure the project can achieve a targeted in-service date of 2011. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design (FEED) Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including AFUDC). Both the CPCN case and the interim cost recovery case are scheduled for an evidentiary hearing in June 2007.

Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In two recent fuel clause proceedings, certain industrial customers and the Citizens Action Coalition of Indiana, Inc. have intervened and sub-dockets have been established to address issues raised by the OUCC and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest ISO costs for which Duke Energy Indiana has sought recovery and Duke Energy Indiana’s recovery of costs associated with certain power hedging activities. Duke Energy Indiana is defending its practices, its costs, and the allocation of such costs. A hearing was conducted in one of these proceedings on September 20, 2006. A decision is expected in the second quarter of 2007. An evidentiary hearing in the second proceeding is set to begin in June 2007. The IURC has authorized Duke Energy Indiana to collect through rates the costs which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings. Duke Energy cannot predict the outcome of these proceedings but does not expect the outcome to be material to its consolidated results of operations, cash flows or financial position.

In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of $35 million. At this time, Duke Energy Ohio cannot predict the outcome or the impact of the statewide Ohio investigation.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

15. Commitments and Contingencies

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

The emission controls Duke Energy is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with CAMR and CAIR requirements (see Note 14). In addition, Duke Energy currently estimates that it will spend approximately $717 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR at its Midwest electric operations. Duke Energy currently estimates its CAIR Phase 2 compliance costs at approximately $150 million for Duke Energy Carolinas’ electric operations over the period 2010-2016. Duke Energy estimates its CAIR/CAMR Phase 2 compliance costs at approximately $450 million for its Midwest electric operations over the period 2007-2016. Duke Energy is currently unable to estimate the cost of complying with Phase 2 of CAMR beyond 2016. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 of CAIR/CAMR compliance costs in Indiana. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its rate stabilization plan (see Note 14).

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend between $184 million and $224 million over the period 2007-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities, Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $50 million and $73 million as of March 31, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Litigation

In connection with the spin-off of the natural gas businesses on January 2, 2007, certain litigation matters that had previously involved Duke Energy were transferred to Spectra Energy. Duke Energy does not have any future exposure or obligations related to such matters, and accordingly, such matters are not discussed below.

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

In 2000, the government brought a lawsuit against Duke Energy in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy’s coal-fired units in the Carolinas violate these NSR provisions. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy’s legal positions, and on April 15, 2004, the court entered Final Judgment in favor of Duke Energy. The government appealed the case to the U.S. Fourth Circuit Court of Appeals. On June 15, 2005, the Fourth Circuit ruled in favor of Duke Energy and effectively adopted Duke Energy’s view that permitting of projects is not required unless the work performed causes a net increase in the hourly rate of emissions. The Fourth Circuit did not reach the question of “routine”. Environmental intervenors in the case sought a writ of certiorari to the U.S. Supreme Court, which was granted. On April 2, 2007, the Supreme Court reversed the lower courts. The Supreme Court rejected the lower courts’ rulings that required an increase in the hourly emission rate before finding an annual emission increase. The Supreme Court’s decision results in the case returning to the District Court for a trial on the merits. EPA must still prove an emissions increase and must show that Duke Energy’s projects were not routine when compared to other projects in the utility industry. The case has yet to be transferred back to the District Court and no trial date has been set.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six of Duke Energy owned and co-owned generating stations in the Midwest. Additionally, the suit claims that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. In addition, three northeast states and two environmental groups have intervened in the case. In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Cinergy, Duke Energy Ohio, and Duke Energy Indiana at the trial of the case. Contrary to Cinergy’s, Duke Energy Ohio’s, and Duke Energy Indiana’s argument (and the decision of the district court in the Duke Energy Carolinas’ NSR case described above), the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals. In August 2006, the Seventh Circuit upheld the district court’s opinion. In light of the Supreme Court’s recent ruling in Environmental Defense, et al v. Duke Energy, et al, finding that the Fourth Circuit was incorrect in upholding an hourly emissions increase test, the Supreme Court denied Cinergy’s petition for a writ of certiorari. The case will return to the district court for trial.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and Duke Energy Ohio. This suit is being defended by CSP (the CSP case). In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations. Neither party appealed that decision. This matter was heard in trial in July 2005 and a decision is pending.

In addition, Cinergy and Duke Energy Ohio have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and Duke Energy Ohio. The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

San Diego Price Indexing Cases. Duke Energy and several of its affiliates, as well as other energy companies, are parties to 25 lawsuits which have been coordinated as the “Price Indexing Cases” in San Diego, California. Twelve of the lawsuits seek class-action certification. The plaintiffs allege that the defendants conspired to manipulate price of natural gas in violation of state and/or federal antitrust laws, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. In December 2006, Duke Energy executed an agreement to settle the 12 class action cases. Such agreement is subject to approval by the class members and the court. Duke Energy does not expect that the proposed settlement will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Other Price Reporting Cases. A total of 12 lawsuits have been filed against Duke Energy affiliates and other energy companies, including a lawsuit filed in March 2007 in Missouri state court. Six of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases have appealed their respective rulings. Oral argument on four of these appeals was heard before the U.S. Ninth Circuit Court of Appeals on February 13, 2007. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. Duke Energy is unable to express an opinion regarding the probable outcome or estimate damages, if any, related to these matters at this time.

Western Electricity Litigation. Plaintiffs, on behalf of themselves and others, in three lawsuits allege that Duke Energy Affiliates, among other energy companies, artificially inflated the price of electricity in certain western states. Two of the cases were dismissed and plaintiffs have appealed to the U.S. Court of Appeal for the Ninth Circuit. Of those two cases, one was dismissed by agreement in March 2007. Oral arguments in the other was heard before the U.S. Ninth Circuit Court of Appeals in April 2007. In December 2006, a fourth case, the single remaining electricity case pending in California state court was dismissed. Plaintiffs in these cases seek damages in unspecified amounts, but which could total billions of dollars. It is not possible to predict with certainty whether Duke Energy will incur any

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits, but Duke Energy does not presently believe the outcome of these matters will have a material adverse effect on its results of operations, cash flows or financial position.

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

ExxonMobil Disputes. In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, ExxonMobil) filed a Demand for Arbitration against Duke Energy, DETMI Management Inc. (DETMI), DTMSI Management Ltd. (DTMSI) and other affiliates of Duke Energy. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, ExxonMobil alleged that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. ExxonMobil sought to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were specified at the arbitration hearing and totaled approximately $125 million (excluding interest). Duke Energy denies these allegations, and has filed counterclaims asserting that ExxonMobil breached its Venture obligations and other contractual obligations. In March 2007, Duke Energy and ExxonMobil executed a settlement agreement for global settlement of both parties’ claims. The resolution of this matter did not have a material effect on Duke Energy’s consolidated results of operations, cash flows or financial position. The gas supply agreements with other parties, under which DEMLP continues to remain obligated, are currently estimated to result in losses of between $50 million and $100 million through 2011. As Duke Energy has an ownership interest of approximately 60% in DEMLP, only 60% of any losses would impact pre-tax earnings for Duke Energy. However, these losses are subject to change in the future in the event of changes in market conditions and underlying assumptions.

Cherokee County Property Litigation. Duke Energy Carolinas filed suit in July 2005 seeking specific performance of its asserted contract to purchase approximately 2,000 acres of land in Cherokee County, S.C. and asking for a declaratory judgment to establish that a contract for sale existed. Defendants counterclaimed for slander of title and abuse of process. In December 2005, the court dismissed Duke Energy Carolinas’ claims and Defendants’ amended their counterclaims. As amended, Defendants’ counterclaims allege slander of title, abuse of process, tortuous interference with prospective contracts of others in the energy market and tortuous interference with contract. Defendants claim total damages of between $80 and $90 million, plus unspecified punitive damages. A hearing on Duke Energy Carolinas’ Motion for Summary Judgment was held in April 2007 and the judge ruled in May 2007 dismissing Defendants’ slander of title claims. A trial is scheduled for October 2007. It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter.

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

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

conducted by Duke Energy Carolinas on its electric generation plants during the 1960s and 1970s. Duke Energy has third-party insurance to cover losses related to these asbestos-related injuries and damages above a certain aggregate deductible. The insurance policy, combined with the reserve taken to cover the policy deductible, was approximately $1.6 billion when purchased in 2000. Probable insurance recoveries related to this policy are classified in the Consolidated Balance Sheets as Other within Investments and Other Assets. Amounts recognized as reserves in the Consolidated Balance Sheets, which are not anticipated to exceed the coverage, are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities and are based upon Duke Energy’s best estimate of the probable liability for future asbestos claims. These reserves are based upon current estimates and are subject to uncertainty. Factors such as the frequency and magnitude of future claims could change the current estimates of the related reserves and claims for recoveries reflected in the accompanying Consolidated Financial Statements. However, management of Duke Energy does not currently anticipate that any changes to these estimates will have any material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

Of these lawsuits, one case filed against Duke Energy Indiana has been tried to verdict. The jury returned a verdict against Duke Energy Indiana on a negligence claim and a verdict for Duke Energy Indiana on punitive damages. Duke Energy Indiana appealed this decision up to the Indiana Supreme Court. In October 2005, the Indiana Supreme Court upheld the jury’s verdict. Duke Energy Indiana paid the judgment of approximately $630,000 in the fourth quarter of 2005. In addition, Duke Energy Indiana has settled over 150 other claims for amounts, which neither individually nor in the aggregate, were material to Duke Energy Indiana’s financial position or results of operations. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy estimates that the range of reasonably possible exposure in existing and future suits over the next 50 years could range from an immaterial amount to approximately $60 million, exclusive of costs to defend these cases. This estimated range of exposure may change as additional settlements occur and claims are made in Indiana and more case law is established.

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

Duke Energy has exposure to certain legal matters that are described herein. As of March 31, 2007 and December 31, 2006, Duke Energy has recorded reserves of approximately $1.2 billion and $1.3 billion, respectively, for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. As of March 31, 2007, Duke Energy has recognized approximately $1.0 billion of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Energy expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Commercial Power produces synthetic fuel from facilities that qualify for tax credits (through 2007) in accordance with Section 29/45K of the Internal Revenue Code if certain requirements are satisfied. These credits reduce Duke Energy’s income tax liability and therefore Duke Energy’s effective tax rate. Commercial Power’s sale of synthetic fuel had generated $339 million in tax credits through December 31, 2005. During the first quarter of 2006, an agreement was in place with the plant operator which would indemnify Duke Energy in the event that tax credits are insufficient to support operating expenses. This agreement did not continue for the

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

remainder of 2006. After reducing for the possibility of phase-outs in 2006, the amount of additional credits generated through December 31, 2006 was approximately $20 million. Tax credits recorded in the first quarter of 2007 were approximately $26 million.

Section 29/45K provides for a phase-out of the credit if the average price of crude oil during a calendar year exceeds a specified threshold. The phase-out is based on a prescribed calculation and definition of crude oil prices. If Commercial Power were to operate its synthetic fuel facilities based on December 31, 2006 prices throughout 2007, yet crude oil prices were to rise such that the tax credit is completely phased-out, net income in 2007 would be negatively impacted. Duke Energy is unlikely to experience a material loss because the exposure to synthetic fuel tax credit phase-out is monitored and Duke Energy may choose to reduce or cease synthetic fuel production depending on the expectation of any potential tax credit phase-out. Duke Energy may also reduce its exposure to crude prices through the execution of derivative transactions. The objective of these activities is to reduce potential losses incurred if the reference price in a year exceeds a level triggering a phase-out of synthetic fuel tax credits.

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

Duke Energy is party to an agreement with a third party service provider related to future purchases to be made through late 2007. The agreement contains certain damage payment provisions if the purchases are not made by the specified date. The maximum pre-tax exposure under the agreement is currently estimated at approximately $100 million. In the fourth quarter of 2006, Duke Energy initiated early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million during December of 2006 based upon probable penalty payments to be incurred. Future adjustments to this reserve could be material depending on the level of actual purchase commitments.

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

Other. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 16.

In addition, Duke Energy enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions. (See Note 16 for discussion of Calpine guarantee obligation).

16. Guarantees and Indemnifications

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

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy or International Energy or assigned to Duke Energy prior to the spin-off remained

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital or its affiliates prior to the spin-off remained with Spectra Energy Capital subsequent to the spin-off, except for certain guarantees discussed below that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Energy Capital against any losses incurred under these guarantee obligations.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities. The maximum potential amount of future payments Duke Energy could have been required to make under these performance guarantees as of March 31, 2007 was approximately $66 million. These performance guarantees have no stated contractual expiration. In addition, Spectra Energy Capital is in the process of assigning performance guarantees with maximum potential amounts of future payments of approximately $122 million to Duke Energy, as discussed above. Duke Energy has indemnified Spectra Energy Capital for any losses incurred as a result of these guarantees during the assignment period.

Additionally, Duke Energy has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly-owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2007 to 2019, with others having no specific term. The maximum potential amount of future payments under these guarantees as of March 31, 2007 was approximately $72 million.

Cinergy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of certain non-wholly-owned consolidated entities. Additionally, Cinergy has issued guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. The maximum potential amount of future payments Cinergy could have been required to make under these performance guarantees as of March 31, 2007 was approximately $312 million. Approximately $169 million of the performance guarantees expire between 2007 and 2017, with the remaining performance guarantees expiring after 2017 or having no contractual expiration.

International Energy has issued guarantees of debt and performance guarantees associated with non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, International Energy would be required under the guarantees to make payment on the obligation of the less than wholly-owned entity. As of March 31, 2007, International Energy was the guarantor of approximately $9 million of performance guarantees associated with less than wholly-owned entities. Substantially all of these guarantees expire in 2007 and 2008.

Duke Energy uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Energy could have been required to make under these letters of credit as of March 31, 2007 was approximately $49 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and expire in 2007.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of March 31, 2007, Duke Energy had guaranteed approximately $222 million of outstanding surety bonds related to obligations of non-wholly-owned entities, of which approximately $193 million relates to projects at Crescent. The majority of these bonds expire in various amounts in 2007 and 2008.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Energy. A subsidiary of Duke Energy unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and a subsidiary of Duke Energy remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of March 31, 2007 is approximately $200 million, including principal and interest payments. Duke Energy does not believe a loss under the guarantee obligation is probable as of March 31, 2007, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of March 31, 2007. No demands for payment of principal and interest have been made under the guarantee. This guarantee remained with Spectra Energy Capital subsequent to the spin-off and will not be assigned to Duke Energy; however, Duke Energy indemnified Spectra Energy Capital against any future losses that could arise from payments required under this guarantee.

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

At March 31, 2007, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

17. Related Party Transactions

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Included in the assets distributed to Spectra Energy were investments in unconsolidated affiliates with an approximate carrying value of $1,618 million as of the distribution date. Investments in unconsolidated affiliates primarily consisted of Duke Energy’s 50% ownership interest in DCP Midstream and Natural Gas Transmission’s 50% ownership interest in Gulfstream Natural Gas System, LLC.

In September 2006, an indirect wholly-owned subsidiary of Duke Energy contributed all the membership interest in Crescent to a newly formed joint venture causing Duke Energy to deconsolidate Crescent. Duke Energy’s 50% of equity in earnings of Crescent for the three months ended March 31, 2007 was approximately $2 million and Duke Energy’s investment in Crescent as of March 31, 2007 was approximately $176 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets. Summary financial information for Crescent for the three months ended March 31, 2007 is as follows:

Three Months Ended March 31, 2007
(in millions)
Operating revenues	$49
Operating expenses	$34
Operating income	$15
Net income	$4

March 31, 2007
(in millions)
Current assets	$58
Non-current assets	$1,917
Current liabilities	$154
Non-current liabilities	$1,495
Minority interest	$32

As discussed above, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream, to shareholders. Duke Energy’s 50% of equity in earnings of DCP Midstream for the three months ended March 31, 2006 was approximately $146 million and is included in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. During the three months ended March 31, 2006, Duke Energy had gas sales to, purchases from, and other operating expenses from affiliates of DCP Midstream of approximately $34 million, $8 million and $4 million, respectively. These amounts are included in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. Additionally, Duke Energy received approximately $90 million in distributions of earnings from DCP Midstream during the three months ended

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

March 31, 2006, which are included in Other, assets within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Summary financial information for DCP Midstream for the three months ended March 31, 2006 is as follows:

Three Months Ended March 31, 2006
(in millions)
Operating revenues	$3,309
Operating expenses	$2,994
Operating income	$315
Net income	$291

Also see Notes 8 and 16 for additional related party information.

18. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to March 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FASB Staff Position (FSP) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP No. FAS 123(R)-4). In February 2006, the FASB staff issued FSP No. FAS 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS No. 123(R). FSP No. FAS 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP No. FAS 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP No. FAS 123(R)-4 was effective for Duke Energy as of April 1, 2006. Duke Energy adopted SFAS No. 123(R) as of January 1, 2006 (see Note 5). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Energy’s consolidated statement of operations, cash flows or financial position.

FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R) (FSP No. FIN 46(R)-6).” In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance was effective for all entities with which Duke Energy first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that had been

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have any material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. SFAS No. 156 was effective for Duke Energy as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. The adoption of SFAS No. 156 did not have any material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy recognized the funded status of its defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $211 million (consisting of an increase in regulatory assets of $595 million, an increase in deferred tax assets of $144 million, offset by a decrease in pre-funded pension costs of $522 million and a decrease in intangible assets of $6 million), an increase in total liabilities of approximately $461 million and a decrease in accumulated other comprehensive income, net of tax, of approximately $250 million as of December 31, 2006. The adoption of SFAS No. 158 did not have any material impact on Duke Energy’s consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. See Note 8.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). In September 2006 the Securities and Exchange Commission (SEC) issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Energy has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have any material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy has concluded there is a level of uncertainty with respect to the recognition in Duke Energy’s financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy implemented FIN 48 effective January 1, 2007. The implementation resulted in a cumulative effect decrease to beginning Retained Earnings on the Consolidated Statement of Common Stockholders’ Equity and Comprehensive Income in the first quarter 2007 of approximately $25 million. Corresponding entries impacted a variety of balance sheet line items, including Deferred income taxes, Taxes accrued and Other Liabilities. Upon implementation of FIN 48, Duke Energy reflects interest expense related to taxes as Interest Expense, in the Consolidated Statement of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) involves an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the Consolidated Statement of Operations, with offsetting impacts to the balance sheet line items described above. Because of the spin-off of Spectra Energy in the first quarter of 2007, certain liabilities of approximately $80 million related to uncertain tax positions filed on Spectra Energy tax returns were removed from Duke Energy’s balance sheet. Uncertain tax positions on consolidated or combined tax returns filed by Duke Energy which are indemnified by Spectra Energy will be recorded as receivables from Spectra Energy. See Note 19.

FSP No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1): In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy’s implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy as of January 1, 2007. As discussed in Note 5, effective with the spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Duke Energy as of January 1, 2007. The adoption of FSP No. AUG AIR-1 did not have any material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy beginning January 1, 2007. The adoption of EITF No. 06-3 did not have will have any material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF No. 06-5). In June 2006, the EITF reached a consensus on the accounting for corporate-owned and bank-owned life insurance policies. EITF No. 06-5 requires that a policyholder consider the cash surrender value and any additional amounts to be received under the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company must be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy must be recognized at their present value. EITF No. 06-5 was effective for Duke Energy as of January 1, 2007 and must be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of January 1, 2007. The adoption of EITF No. 06-5 did not have any material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF No. 06-6). In November 2006, the EITF reached a consensus on EITF No. 06-6. EITF No. 06-6 addresses how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied, and further addresses the accounting for a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option when extinguishment accounting is not applied. EITF No. 06-6 applies to modifications (or exchanges) occurring in interim or annual reporting periods beginning after November 29, 2006, regardless of when the instrument was originally issued. Early application was permitted for modifications (or exchanges) occurring in periods for which financial statements have not been issued. There were no modifications to, or exchanges of, any of Duke Energy’s debt instruments within the scope of EITF No. 06-6 in the three months ended March 31, 2007 or 2006. The impact to Duke Energy of applying EITF No. 06-6 in subsequent periods will be dependent upon the nature of any modifications to, or exchanges of, any debt instruments within the scope of EITF No. 06-6.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of March 31, 2007:

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

19. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. On January 1, 2007, Duke Energy adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). As a result of the adoption of FIN 48, Duke Energy recognized an approximate $25 million after-tax cumulative effect decrease to retained earnings, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits, interest expense, and penalties. Essentially all of the cumulative effect decrease to retained earnings related to Spectra Energy, which was spun-off subsequent to the adoption of FIN 48 (see Note 1).

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Effective with the adoption of FIN 48, Duke Energy’s liability related to unrecognized tax benefits totaled approximately $500 million, which are related to unrecognized federal, state, and foreign tax benefits, gross of any federal tax benefit for unrecognized state income tax benefits. In connection with the spin-off of Spectra Energy on January 2, 2007, approximately $80 million of these liabilities were transferred to Spectra Energy, resulting in a remaining balance subsequent to the spin-off of approximately $420 million. If all unrecognized tax benefits were recognized, approximately $130 million would lower the effective tax rate. Of the remaining balance of approximately $290 million, approximately $50 million related to Spectra Energy’s indemnification for uncertain tax positions on Duke’s consolidated or combined tax returns, for which a corresponding receivable from Spectra Energy has been recorded, and approximately $240 million reflects temporary differences, the federal deduction for state unrecognized tax benefits, and goodwill.

During the period from the spin-off through March 31, 2007, Duke Energy’s unrecognized tax benefits increased approximately $125 million, primarily related to the timing of certain deductions taken on tax returns in prior years, partially offset by a $32 million decrease related to a settlement offer. At March 31, 2007, Duke Energy’s liability related to unrecognized tax benefits, gross of any federal tax benefit for unrecognized state income tax benefits, was approximately $545 million. It is reasonably possible that Duke Energy will reflect a reduction in unrecognized tax benefits of $100 million in the next twelve months due to the expected settlement of certain years, as well as the settlement of an issue related to the timing of when deductions can be taken. A further reduction could occur in the next twelve months, also due to an expected settlement, although the amount of the reduction is not currently estimable. Duke Energy does not expect any impact on the effective tax rate related to these settlements in the next twelve months.

Also effective with the adoption of FIN 48, Duke Energy’s liability related to pre-tax interest expense and penalties associated with income tax positions totaled approximately $43 million. Approximately $13 million of these liabilities were transferred to Spectra Energy in connection with the spin-off, resulting in a remaining balance subsequent to the spin-off of approximately $30 million. Of the remaining $30 million liability, Duke Energy recorded a corresponding receivable from Spectra Energy of approximately $10 million, as this amount pertains to tax positions on consolidated or combined tax returns filed by Duke Energy which have been indemnified by Spectra Energy. The liability amount as of January 2, 2007 was approximately $20 million, net of the receivable from Spectra Energy. At March 31, 2007, approximately $12 million of pre-tax interest and penalties is accrued, which is net of a corresponding $11 million receivable from Spectra Energy. The decrease in the liability of approximately $8 million from January 2, 2007 to March 31, 2007, net of the receivable from Spectra Energy, reflects an increase to pre-tax income of $2 million, with the remaining decrease in the liability recorded primarily as a reduction to goodwill.

Duke Energy has open with the federal jurisdiction tax years 1999 and after, with the exception of tax years for Cinergy or its subsidiaries which are open for years 1997 and after. The majority of material state tax jurisdictions are closed through 2001, with the exception of certain refund claims related to the years 1978-2001 and any federal adjustments related to open federal years. The majority of foreign jurisdictions remain open for tax years 2000 and after.

With the implementation of FIN 48, Duke Energy records, as it relates to taxes, interest expense as Interest Expense, interest income as Interest Income, and penalties in Other Income and Expenses in the Consolidated Statement of Operations.

The effective tax rate for the three months ended March 31, 2007 was approximately 23.1% as compared to the effective tax rate of 34.8% for the same period in 2006. The decrease in the effective tax rate is primarily due the recognition of synfuel credits in 2007 of approximately $26 million and reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy, which reduced income tax expense by approximately $22 million. These favorable items were partially offset by the non-deductibility of a charge of approximately $21 million related to the distribution of Spectra Energy shares to holders of the convertible notes (see Note 7).

As of March 31, 2007 and December 31, 2006, approximately $307 million and $357 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At March 31, 2007, this balance exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in millions)
Excise Taxes	$75	$29

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

20. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters, and commitments and contingencies, see Notes 7, 14 and 15, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

On January 2, 2007, Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) completed the spin-off of its natural gas businesses (Spectra Energy Corp. (Spectra Energy), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital)), including Duke Energy’s 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), to shareholders. The results of operations of these businesses are presented as discontinued operations for the three months ended March 31, 2006 in the Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off. For additional information regarding the impacts of the spin-off on the periods presented in this Form 10-Q, see Note 11 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”.

Executive Overview

Net income was relatively flat from the first quarter of 2006 to first quarter of 2007, reflecting the addition of Cinergy Corp’s (Cinergy’s) operations due to the April 2006 acquisition and the spin-off of the operations of the natural gas businesses due to the January 2007 spin-off. Earnings per share (basic and diluted) decreased from the first quarter of 2006 to the first quarter of 2007 primarily due to 2007 earnings per share being impacted by the dilutive effect of the issuance of approximately 313 million shares in April 2006 related to the Cinergy acquisition.

Income from continuing operations increased from $203 million for the first quarter of 2006 to $349 million for the first quarter of 2007, primarily due to the addition of Cinergy operations. Total business segment EBIT increased from $461 million to $661 million. The increase for U.S. Franchised Electric and Gas of $215 million was attributed almost entirely to the addition of Cinergy’s regulated Midwest operations, with net results in the Carolinas essentially flat quarter over quarter. Segment results for Crescent were down from $42 million in first quarter 2006 to $2 million in first quarter 2007, reflecting the reduction in ownership from 100% in the first quarter of 2006 to 50% in the first quarter of 2007, as well as lower developed lot and land sales in 2007 as compared to the same period in 2006. Commercial Power and International Energy both experienced moderately improved quarter over quarter net results.

The increase in segment EBIT was partially offset by convertible debt costs of approximately $21 million related to the spin-off of Spectra Energy, and higher interest expense of $61 million due primarily to the debt assumed from Cinergy. The effective tax rate for the first quarter 2007 was favorably impacted by synthetic fuel credits of approximately $26 million and a favorable adjustment of approximately $22 million related to a reduction in the unitary state tax rate following the spin-off of Spectra Energy.

The decrease in income from discontinued operations from $155 million in first quarter 2006 to $8 million in 2007 reflects primarily the classification of the results of operations for the natural gas businesses spun off on January 2, 2007 as discontinued operations for periods prior to the spin-off.

PART I

RESULTS OF OPERATIONS

Results of Operations and Variances (in millions)

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Operating revenues	$3,087	$1,620	$1,467
Operating expenses	2,510	1,282	1,228
Gains on sales of investments in commercial and multi-family real estate	—	26	(26)
Losses on sales of other assets and other, net	(11)	—	(11)

Operating income	566	364	202
Other income and expenses, net	54	53	1
Interest expense	164	103	61
Minority interest expense	2	3	(1)

Income from continuing operations before income taxes	454	311	143
Income tax expense from continuing operations	105	108	(3)

Income from continuing operations	349	203	146
Income from discontinued operations, net of tax	8	155	(147)

Net income	$357	$358	$(1)

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended March 31, 2007 as Compared to March 31, 2006. Consolidated operating revenues for the three months ended March 31, 2007 increased $1,467 million, compared to the same period in 2006. This change was driven primarily by an approximate $1,460 million increase due to the merger with Cinergy.

Consolidated Operating Expenses

Three Months Ended March 31, 2007 as Compared to March 31, 2006. Consolidated operating expenses for the three months ended March 31, 2007 increased $1,228 million, compared to the same period in 2006. This change was driven primarily by an approximate $1,235 million increase due to the merger with Cinergy.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Consolidated gains on sales of investments in commercial and multi-family real estate for the three months ended March 31, 2007 decreased $26 million, compared to the same period in 2006. This decrease was due to the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Consolidated Losses on Sales of Other Assets and Other, Net

Consolidated losses on sales of other assets and other, net was a loss of $11 million for the three months ended March 31, 2007 and $0 for the same period in 2006. The net loss for the three months ended March 31, 2007 was due primarily to Commercial Power’s sale of emission allowances.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2007 increased $202 million, compared to the same period in 2006. Increased operating income was driven primarily by an approximate $214 million favorable impact due to the merger with Cinergy. Other drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Consolidated other income and expenses, net for the three months ended March 31, 2007 was flat compared to the same period in 2006.

PART I

Consolidated Interest Expense

Consolidated interest expense for the three months ended March 31, 2007 increased $61 million, compared to the same period in 2006. This increase was due primarily to the merger with Cinergy.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended March 31, 2007 decreased $3 million compared to the same period in 2006. The decrease is the result of a lower effective tax rate for the three months ended March 31, 2007 compared to the same period in 2006, offset by higher pre-tax income in the first quarter 2007 compared to the first quarter 2006. The effective tax rate decreased for the three months ended March 31, 2007 (23%) compared to the same period in 2006 (35%), due primarily to the recognition of synfuel credits and reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy.

Consolidated Income from Discontinued Operations, Net of tax

Consolidated income from discontinued operations, net of tax, for the three months ended March 31, 2007 decreased $147 million, compared to the same period in 2006. The decrease primarily relates to the inclusion of 2006 results of after-tax earnings of approximately $271 million related to Duke Energy’s natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream and interest expense previously included in Other that directly related to the natural gas businesses, which were spun off to shareholders in January 2007. This was partially offset by approximately $116 million of prior year after-tax losses at former Duke Energy North America (DENA) primarily associated with certain contract terminations, and losses associated with the operations of Duke Energy Merchants, LLC.

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

EBIT by Business Segment (in millions)

	Three Months Ended March 31,
	2007	2006
U.S. Franchised Electric and Gas	$574	$359
Commercial Power	(9)	(26)
International Energy	94	86
Crescent	2	42

Total reportable segment EBIT	661	461
Other	(84)	(54)

Total reportable segment and other EBIT	577	407
Interest expense	(164)	(103)
Interest income and other(a)	41	7

Consolidated income from continuing operations before income taxes	$454	$311

(a)	Other includes foreign currency transaction gains and losses.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

PART I

U.S. Franchised Electric and Gas

	Three Months Ended March 31,
(in millions, except where noted)	2007	2006	Increase (Decrease)
Operating revenues	$2,399	$1,292	$1,107
Operating expenses	1,835	938	897

Operating income	564	354	210
Other income and expenses, net	10	5	5

EBIT	$574	$359	$215

Duke Energy Carolinas GWh sales(a)	21,542	20,580	962
Duke Energy Midwest GWh sales(a), (b)	16,412	—	16,412

(a)	Gigawatt-hours (GWh)
(b)	Relates to operations of legacy Cinergy from the date of acquisition and thereafter

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three months ended March 31, 2007 compared to the same period in the prior year. The table below excludes amounts related to former Cinergy since results of operations of Cinergy are only included from the date of acquisition and thereafter.

Increase (decrease) over prior year	Three Months Ended March 31, 2007
Residential sales(a)	7.8%
General service sales(a)	7.1%
Industrial sales(a)	(3.2)%
Wholesale sales	7.1%
Total Duke Energy Carolinas sales(b)	4.7%
Average number of customers	2.1%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended March 31, 2007 as Compared to March 31, 2006

Operating Revenues. The increase was driven primarily by:

•	A $1,066 million increase in regulated operating revenues due to the acquisition of Cinergy
•

A $50 million increase in fuel revenues, driven by increased fuel rates and increased GWh sales for retail customers. Fuel rates increased due primarily to higher fuel costs, with the cost of coal being the most significant factor

•

A $27 million increase related to demand from retail customers, due primarily to continued growth in the number of residential and general service customers in Duke Energy Carolinas’ service territory. The number of customers in 2007 has increased by approximately 47,000 compared to 2006, and

•

A $22 million increase in GWh sales to retail customers due to favorable weather conditions. Heating degree days for the first quarter of 2007 were approximately 3% higher than the same period in 2006, due primarily to strong winter weather in February 2007.

Partially offsetting these increases were:

•	A $38 million decrease related to sharing of anticipated merger savings through a rate decrement rider with regulated customers in North Carolina and South Carolina, and
•	A $16 million decrease in wholesale power sales, net of the impact of sharing of profits from wholesale power sales with industrial customers in North Carolina, due primarily to lower prices in 2007.

Operating Expenses. The increase was driven primarily by:

•	An $852 million increase in regulated operating expenses due to the acquisition of Cinergy
•

A $35 million increase in fuel expenses due primarily to higher coal costs. Generation fueled by coal accounted for approximately 51% of total generation during the first quarter of 2007 compared to approximately 47% during the same period in 2006. The quantity of coal burned during first quarter 2007 is approximately 12% higher than the same period in 2006, resulting in increased

PART I

expenses of approximately $57 million. This increase is partially offset by a $19 million reimbursement for previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized on March 6, 2007, and

•	A $14 million increase in purchased power expense, due primarily to higher retail demand and scheduled refueling outages.

Partially offsetting these increases was:

•

A $6 million decrease in regulatory amortization expenses, due to reduced amortization of compliance costs related to North Carolina clean air legislation during the first quarter of 2007 compared to the same period in the prior year. Regulatory amortization expenses were approximately $56 million for the three months ended March 31, 2007 as compared to approximately $62 million during the same period in 2006.

Other Income and Expenses, net. The increase resulted primarily from the acquisition of the regulated operations of Cinergy.

EBIT. The increase resulted primarily from the acquisition of the regulated operations of Cinergy, increased demand from retail customers, favorable weather conditions and the DOE settlement. These increases were partially offset by rate reductions due to the merger, increased purchased power expense and decreased wholesale power sales. See above for individual discussion of these EBIT drivers.

Commercial Power

	Three Months Ended March 31,
(in millions, except where noted)	2007	2006	Increase (Decrease)
Operating revenues	$432	$16	$416
Operating expenses	436	41	395
Losses on sales of other assets and other, net	(11)	—	(11)

Operating income	(15)	(25)	10
Other income and expenses, net	6	(1)	7

EBIT	$(9)	$(26)	$17

Actual plant production, GWh	5,871	16	5,855
Proportional megawatt capacity in operation	8,100	3,600	4,500

Commercial Power includes the operations of former DENA’s Midwestern gas-fired generation assets. Additionally, Commercial Power includes former Cinergy’s non-regulated generation in the Midwest, the results of which have been included from the date of acquisition and thereafter.

Three Months Ended March 31, 2007 as compared to March 31, 2006

Operating Revenues. The increase was primarily driven by:

•	A $387 million increase due to the acquisition of Cinergy’s non-regulated generation assets, including the impacts of purchase accounting
•	A $52 million increase in revenues from sales from synfuel operations acquired in the Cinergy merger, and
•	A $22 million increase in revenues from former DENA’s Midwestern gas-fired generation assets due primarily to higher generation volumes in 2007 compared to 2006.

Partially offsetting these increases was a $45 million mark-to-market loss on non-qualifying power hedge contracts.

Operating Expenses. The increase was primarily driven by:

•	A $327 million increase due to the acquisition of Cinergy’s non-regulated generation assets, including the impacts of purchase accounting
•	A $75 million increase due to fuel costs and operating and maintenance expense associated with the synfuel operations acquired in the Cinergy merger, and
•	A $12 million increase in expenses from former DENA’s Midwestern gas-fired generation assets due primarily to higher fuel costs from increased generation volumes in 2007 compared to 2006.

PART I

Partially offsetting these increases was a $19 million mark-to-market gain on non-qualifying fuel hedge contracts.

Losses on Sales of Other Assets and Other, net. During 2007, Commercial Power recognized net losses related to sales of emission allowances.

Other Income and Expenses, net. The increase is driven primarily by equity earnings of unconsolidated affiliates related to investments acquired in connection with the Cinergy merger in 2006.

EBIT. Approximately $5 million of the improved EBIT relates to the legacy Cinergy operations, with the remainder related to the former DENA Midwestern operations. EBIT was negatively impacted in the first quarter 2007 by approximately $26 million of net mark-to-market losses on economic hedges and approximately $23 million of losses related to synfuel operations, which excludes the impact of a $26 million income tax credit recorded as a reduction to income tax expense from continuing operations.

International Energy

	Three Months Ended March 31,
(in millions, except where noted)	2007	2006	Increase (Decrease)
Operating revenues	$245	$227	$18
Operating expenses	165	154	11

Operating income	80	73	7
Other income and expenses, net	19	19	—
Minority interest expense	5	6	(1)

EBIT	$94	$86	$8

Sales, GWh(a)	4,654	4,796	(142)
Proportional megawatt capacity in operation(a)	3,945	3,914	31

(a)	International Energy’s continuing operations

Three Months Ended March 31, 2007 as Compared to March 31, 2006

Operating Revenues. The increase was driven primarily by:

•	A $11 million increase in Brazil due to higher volumes, higher average energy prices and favorable exchange rates
•	A $5 million increase in Ecuador due to favorable volumes and higher average energy prices as a result of competitor plant outages
•	A $5 million increase in Peru due to higher dispatch, higher prices and increased ownership, and
•	A $5 million increase in Guatemala mainly due to favorable sales volume and higher average energy prices.

Partially offsetting these increases was:

•	A $9 million decrease in El Salvador due primarily to decreased sales volume resulting from increased competition.

Operating Expenses. The increase was driven primarily by:

•	A $11 million increase in Guatemala due to increased fuel costs and higher maintenance costs
•	A $5 million increase in Peru due to increased ownership and higher maintenance costs
•	A $5 million increase in Brazil due primarily to higher purchased power costs due to lower dispatch, higher regulatory costs, and unfavorable exchange rates, and
•	A $4 million increase in Ecuador due primarily to higher fuel costs resulting from increased dispatch.

Partially offsetting these increases were:

•	A $10 million decrease in El Salvador due to a lower fuel prices and generation, and
•

A $3 million decrease due to the absence of Citrus Trading Corporation (Citrus) litigation costs in the current period as the Citrus litigation obligations transferred to Spectra Energy on January 2, 2007.

EBIT. The increase was due primarily to the favorable average energy prices in Brazil, absence of Citrus litigation costs, and favorable exchange rates, partially offset by higher fuel costs in Guatemala.

PART I

Crescent

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$—	$71	$(71)
Operating expenses	—	61	(61)
Gains on sales of investments in commercial and multi-family real estate	—	26	(26)

Operating income	—	36	(36)
Equity in earnings of unconsolidated affiliates	2	—	2
Other income and expenses, net	—	8	(8)
Minority interest expense	—	2	(2)

EBIT	$2	$42	$(40)

In September 2006, Duke Energy completed a joint venture transaction at Crescent Resources, LLC (Crescent) and deconsolidated its investment in Crescent due to reduction in ownership and its inability to exercise control. Accordingly, the variances in the above table reflect the activity for the results for the three months ended March 31, 2007 and represent Duke Energy’s 50% of equity earnings in Crescent, whereas the results for Crescent for the three months ended March 31, 2006 reflect Crescent as a wholly-owned subsidiary of Duke Energy.

EBIT. The decrease was due primarily to lower residential developed lot sales, lower land sales and trades, and approximately $10 million of interest expense included in Crescent’s equity earnings for the three months ended March 31, 2007.

Other

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$36	$37	$(1)
Operating expenses	100	107	(7)

Operating income	(64)	(70)	6
Other income and expenses, net	(21)	12	(33)
Minority interest expense	(1)	(4)	3

EBIT	$(84)	$(54)	$(30)

Three Months Ended March 31, 2007 as Compared to March 31, 2006

Operating Expenses. The decrease was driven primarily by $17 million of lower expenses for mutual insurance exit obligations and favorable captive insurance loss experience in the current year, partially offset by an approximate $7 million increase in corporate governance costs due primarily to the merger with Cinergy and a $6 million increase in costs to achieve related to the Cinergy merger, due primarily to system integration costs.

Other Income and Expenses, net. The decrease was due primarily to convertible debt charges of approximately $21 million related to the spin-off of Spectra Energy.

EBIT. The decrease was due primarily to convertible debt charges, increased corporate governance costs and costs to achieve related to the Cinergy merger, partially offset by lower expenses for mutual insurance exit obligations and favorable captive insurance loss experience in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities was $916 million for the three months ended March 31, 2007, compared to $731 million for the same period in 2006, an increase in cash provided of $185 million. This change was driven primarily by:

•	The settlement of the payable to Barclays Bank, PLC (Barclays) (approximately $600 million) in 2006, offset by

PART I

•	Collateral received by Duke Energy (approximately $540 million) during 2006 from Barclays
•	Cash flows period over period were also impacted by the 2006 merger with Cinergy, the deconsolidation of Crescent in 2006 and the 2007 spin-off of the natural gas business.

(For additional information on the above, see Note 11 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”)

Investing Cash Flows

Net cash used in investing activities was $594 million for the three months ended March 31, 2007 compared to $138 million for the same period in 2006, an increase in cash used of $456 million. This change was driven primarily by:

•	An approximate $240 million increase in capital expenditures, primarily due to the Cinergy merger in 2006
•	An approximate $350 million decrease in sales and maturities, net of purchases, of available for sale securities, primarily short-term investments; partially offset by
•	An approximate $150 million decrease as a result of 2006 investment expenditures, primarily at Crescent, and the 2006 acquisition of the remaining interest in the Bridgeport facility.

Financing Cash Flows and Liquidity

Net cash used in financing activities was $700 million for the three months ended March 31, 2007 compared to $319 million for the same period in 2006, an increase in cash used of $381 million. This change was driven primarily by:

•	An approximate $330 million increase in payments for the redemption of long-term debt
•	An approximate $400 million distribution of cash as a result of the spin-off of Spectra Energy, partially offset by
•	An approximate $250 million increase in net proceeds from the issuance of notes payable and commercial paper, and
•	An approximate $70 million increase in cash due to the repurchase of common shares in 2006

In October 2006, Duke Energy’s Board of Directors authorized the reactivation of the previously announced share repurchase plan for Duke Energy of up to $500 million of share repurchases after the spin-off of the natural gas businesses had been completed. There were no share repurchases from the date of the spin-off of the natural gas businesses through March 31, 2007.

Significant Financing Activities. During the three months ended March 31, 2007, Duke Energy’s consolidated credit capacity decreased by $1,468 million due to the spin-off of the natural gas businesses on January 2, 2007.

Available Credit Facilities and Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2007, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Through May 1, 2007, the credit ratings of Duke Energy and its subsidiaries were unchanged from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

A reduction in the credit rating of Duke Energy to below investment grade as of March 31, 2007 would have resulted in Duke Energy posting additional collateral of up to approximately $375 million, including impacts of Cinergy. The majority of this collateral is related to outstanding surety bonds.

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

Other Financing Matters. As of March 31, 2007, Duke Energy and its subsidiaries had effective Securities and Exchange Commission (SEC) shelf registrations for up to $925 million in gross proceeds from debt and other securities.

PART I

Off-Balance Sheet Arrangements

During the first quarter of 2007, there were no material changes to Duke Energy’s off-balance sheet arrangements other than the off-balance sheet arrangements related to the natural gas businesses, which were spun off on January 2, 2007. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2006.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the first quarter of 2007, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2006.

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of March 31, 2007:

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Energy is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

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

Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters, and commitments and contingencies see Note 7, “Debt and Credit Facilities,” Note 14, “Regulatory Matters,” and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Risk

Based on a sensitivity analysis as of March 31, 2007, it was estimated that if market interest rates average 1% higher (lower) over the next twelve months, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $9 million. Comparatively, based on a sensitivity analysis as of December 31, 2006, had interest rates averaged 1% higher (lower) in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $3 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term investments, cash and cash equivalents outstanding as of March 31, 2007 and December 31, 2006. The increase in interest rate sensitivity was primarily due a decrease in cash and short-term investment balances and a net increase in commercial paper borrowing. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

PART I

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, other than the changes occurring subsequent to the spin-off of Spectra Energy from Duke Energy, as discussed below.

Subsequent to the spin-off of Spectra Energy, Duke Energy is currently in the process of evaluating any changes that could materially affect Duke Energy’s internal control over financial reporting. See applicable notes to the Consolidated Financial Statements for additional information related to the spin-off of Spectra Energy by Duke Energy.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2007, see Note 14 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect Duke Energy’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy or that Duke Energy currently deems to be immaterial also may materially adversely affect Duke Energy’s financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for First Quarter of 2007

There were no issuer purchases of equity securities during the first quarter of 2007.

In October 2006, Duke Energy’s Board of Directors authorized the reactivation of the share repurchase plan for Duke Energy of up to $500 million of share repurchases after the spin-off of the natural gas businesses had been completed. As of March 31, 2007, the dollar value of shares that may yet be purchased under the plan is approximately $1.1 billion.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the first quarter of 2007.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
10.1**	Form of Phantom Stock Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.01).

10.2**	Form of Performance Share Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.02).

*10.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp.

*10.4	Amendment No. 1 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp.

*10.5	Amendment No. 2 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp.

*10.6**	Amendment to the Duke Energy Corporation 1998 Long-Term Incentive Plan, dated as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp.

*10.7**	Amendment to the Duke Energy Corporation 2006 Long-Term Incentive Plan, dated as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CORPORATION

Date: May 10, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 10, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller