Form 10-Q
period 2007-06-30
Duke Energy CORP
filed 2007-08-09
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 Or

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

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.001, outstanding as of August 3, 2007    1,260,227,900

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Corporation’s (Duke Energy) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;
•	The influence of weather and other natural phenomena on Duke Energy operations, including the economic, operational and other effects of hurricanes, ice storms and tornados;
•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•

The results of financing efforts, including Duke Energy’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy’s credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements for Duke Energy’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy’s business units, including the timing and success of efforts to develop domestic and international power and other projects;
•	The performance of electric generation and of projects undertaken by Duke Energy’s non-regulated businesses;
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and
•	The ability to successfully complete merger, acquisition or divestiture plans.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy has described. Duke Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues
Regulated electric	$2,128	$2,027	$4,180	$3,313
Non-regulated electric, natural gas, and other	808	783	1,504	1,117
Regulated natural gas	108	93	447	93
Total operating revenues	3,044	2,903	6,131	4,523
Operating Expenses
Fuel used in electric generation and purchased power	969	971	1,789	1,353
Operation, maintenance and other	843	987	1,605	1,522
Natural gas and petroleum products purchased	166	112	479	118
Depreciation and amortization	451	444	892	717
Property and other taxes	154	154	328	240
Total operating expenses	2,583	2,668	5,093	3,950
Gains on Sales of Investments in Commercial and Multi-Family Real Estate	—	145	—	171
Gains (Losses) on Sales of Other Assets and Other, net	1	(7)	(10)	(7)
Operating Income	462	373	1,028	737
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	51	35	70	56
Losses on sales and impairments of equity investments	—	(20)	—	(20)
Other income and expenses, net	70	47	105	79
Total other income and expenses	121	62	175	115
Interest Expense	160	185	324	288
Minority Interest Expense	1	3	3	6
Income From Continuing Operations Before Income Taxes	422	247	876	558
Income Tax Expense from Continuing Operations	119	51	224	159
Income From Continuing Operations	303	196	652	399
(Loss) Income From Discontinued Operations, net of tax	(10)	159	(2)	314
Net Income	$293	$355	$650	$713

Common Stock Data
Weighted-average shares outstanding
Basic	1,260	1,238	1,259	1,083
Diluted	1,267	1,259	1,267	1,111
Earnings per share (from continuing operations)
Basic	$0.24	$0.16	$0.52	$0.37
Diluted	$0.24	$0.16	$0.51	$0.36
(Loss) Earnings per share (from discontinued operations)
Basic	$(0.01)	$0.13	$—	$0.29
Diluted	$(0.01)	$0.12	$—	$0.28
Earnings per share
Basic	$0.23	$0.29	$0.52	$0.66
Diluted	$0.23	$0.28	$0.51	$0.64
Dividends per share	$0.43	$0.63	$0.64	$0.94

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$611	$948
Short-term investments	1,022	1,514
Receivables (net of allowance for doubtful accounts of $71 at June 30, 2007 and $94 at December 31, 2006)	1,486	2,256
Inventory	1,027	1,358
Assets held for sale	13	28
Unrealized gains on mark-to-market and hedging transactions	88	107
Other	782	836
Total current assets	5,029	7,047
Investments and Other Assets
Investments in unconsolidated affiliates	683	2,305
Nuclear decommissioning trust funds	1,897	1,775
Goodwill	4,642	8,175
Intangibles, net	821	905
Notes receivable	168	224
Unrealized gains on mark-to-market and hedging transactions	207	248
Assets held for sale	119	134
Other	2,404	2,308
Total investments and other assets	10,941	16,074
Property, Plant and Equipment
Cost	43,908	58,330
Less accumulated depreciation and amortization	14,109	16,883
Net property, plant and equipment	29,799	41,447
Regulatory Assets and Deferred Debits
Deferred debt expense	264	320
Regulatory assets related to income taxes	515	1,361
Other	1,900	2,451
Total regulatory assets and deferred debits	2,679	4,132
Total Assets	$48,448	$68,700

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	June 30, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,104	$1,686
Notes payable and commercial paper	729	450
Taxes accrued	417	434
Interest accrued	137	302
Liabilities associated with assets held for sale	12	26
Current maturities of long-term debt	1,267	1,605
Unrealized losses on mark-to-market and hedging transactions	87	134
Other	1,261	1,976
Total current liabilities	5,014	6,613
Long-term Debt	9,965	18,118
Deferred Credits and Other Liabilities
Deferred income taxes	4,078	7,003
Investment tax credit	168	175
Unrealized losses on mark-to-market and hedging transactions	194	238
Liabilities associated with assets held for sale	2	18
Asset retirement obligations	2,293	2,301
Other	6,122	7,327
Total deferred credits and other liabilities	12,857	17,062
Commitments and Contingencies
Minority Interests	191	805
Common Stockholders’ Equity
Common stock, $0.001 par value, 2 billion shares authorized; 1,260 million and 1,257 million shares outstanding at June 30, 2007 and December 31, 2006, respectively	1	1
Additional paid-in capital	19,892	19,854
Retained earnings	847	5,652
Accumulated other comprehensive (loss) income	(319)	595
Total common stockholders’ equity	20,421	26,102
Total Liabilities and Common Stockholders’ Equity	$48,448	$68,700

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$650	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	948	1,042
Gains on sales of investments in commercial and multi-family real estate	—	(171)
Losses (gains) on sales of equity investments and other assets	15	(6)
Impairment charges	—	20
Deferred income taxes	(15)	301
Minority Interest	3	30
Equity in earnings of unconsolidated affiliates	(70)	(369)
Purchased capacity levelization	(6)	(4)
Contributions to company-sponsored pension plans	(350)	(23)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	18	(153)
Receivables	(78)	1,179
Inventory	(61)	144
Other current assets	(97)	1,257
Increase (decrease) in
Accounts payable	(220)	(1,735)
Taxes accrued	171	(57)
Other current liabilities	(257)	(1,138)
Capital expenditures for residential real estate	—	(240)
Cost of residential real estate sold	—	86
Other, assets	292	471
Other, liabilities	489	97
Net cash provided by operating activities	1,432	1,444
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,587)	(1,393)
Investment expenditures	(13)	(63)
Acquisitions, net of cash acquired	(54)	(89)
Cash acquired from acquisition of Cinergy	—	147
Purchases of available-for-sale securities	(12,576)	(12,616)
Proceeds from sales and maturities of available-for-sale securities	12,978	12,842
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	29	1,597
Proceeds from the sales of commercial and multi-family real estate	—	221
Settlement of net investment hedges and other investing derivatives	(10)	(89)
Purchases of emission allowances	(72)	(112)
Sales of emission allowances	33	82
Other	91	(60)
Net cash (used in) provided by investing activities	(1,181)	467
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	506	335
Issuance of common stock and common stock related to employee benefit plans	—	41
Payments for the redemption of:
Long-term debt	(665)	(1,014)
Convertible notes	(110)	—
Preferred stock of a subsidiary	—	(12)
Decrease in cash overdrafts	—	24
Notes payable and commercial paper	625	170
Distributions to minority interests	(52)	(231)
Contributions from minority interests	68	184
Cash distributed to Spectra Energy	(395)	—
Dividends paid	(532)	(681)
Repurchase of common shares	—	(500)
Other	(33)	14
Net cash used in financing activities	(588)	(1,670)
Net (decrease) increase in cash and cash equivalents	(337)	241
Cash and cash equivalents at beginning of period	948	511
Cash and cash equivalents at end of period	$611	$752

Supplemental Disclosures:
Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$5,197	$—
Conversion of convertible notes to stock	$—	$611
Dividends declared but not paid	$278	$402
AFUDC—equity component	$33	$26
Acquisition of Cinergy Corp.
Fair value of assets acquired	$—	$17,638
Liabilities assumed	$—	$12,838
Issuance of common stock	$—	$8,993

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	SFAS No. 158 Adjustment	Total
Balance December 31, 2005	928	$10,446	$—	$5,277	$846	$(87)	$(60)	$17	$—	$16,439
Net income	—	—	—	713	—	—	—	—	—	713
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	311	—	—	—	—	311
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	(3)	—	—	—	(3)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	17	—	—	—	17
Other(c)	—	—	—	—	—	—	—	6	—	6

Total comprehensive income										1,044
Retirement of old Duke Energy shares	(927)	(10,399)	—	—	—	—	—	—	—	(10,399)
Issuance of new Duke Energy shares	927	1	10,398	—	—	—	—	—	—	10,399
Common stock issued in connection with Cinergy merger	313	—	8,993	—	—	—	—	—	—	8,993
Conversion of Cinergy options to Duke Energy options	—	—	59	—	—	—	—	—	—	59
Dividend reinvestment and employee benefits	2	22	50	—	—	—	—	—	—	72
Stock repurchase	(17)	(69)	(431)	—	—	—	—	—	—	(500)
Common stock dividends	—	—	—	(1,083)	—	—	—	—	—	(1,083)
Conversion of debt to equity	26	—	611	—	—	—	—	—	—	611
Tax benefit due to conversion of debt to equity	—	—	32	—	—	—	—	—	—	32
Other capital stock transactions, net	—	—	3	—	—	—	—	—	—	3

Balance June 30, 2006	1,252	$1	$19,715	$4,907	$1,157	$(73)	$(60)	$23	$—	$25,670

Balance December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$—	$2	$(311)	$26,102

Net income	—	—	—	650	—	—	—	—	—	650
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	94	—	—	—	—	94
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	6	—	—	—	6
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	2	—	—	—	2
SFAS No. 158 amortization	—	—	—	—	—	—	—	—	8	8
Other	—	—	—	—	—	—	—	2	(2)	—

Total comprehensive income										760
Adoption of FIN 48	—	—	—	(25)	—	—	—	—	—	(25)
Adoption of FAS 158—measurement date provision(d)	—	—	—	(30)	—	—	—	—	(22)	(52)
Distribution of Spectra Energy to shareholders	—	—	—	(4,590)	(1,156)	6	—	—	148	(5,592)
Dividend reinvestment and employee benefits	3	—	38	—	—	—	—	—	—	38
Common stock dividends	—	—	—	(810)	—	—	—	—	—	(810)

Balance June 30, 2007	1,260	$1	$19,892	$847	$(113)	$(31)	$—	$4	$(179)	$20,421

(a)	Net unrealized gains on cash flow hedges, net of $3 tax expense in 2007, and $6 tax benefit in 2006.
(b)	Reclassification into earnings from cash flow hedges, net of $2 tax expense in 2007, and $14 tax expense in 2006. Reclassification into earnings from cash flow hedges in 2006, is due primarily to the recognition of Duke Energy North America’s (DENA) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the sale to LS Power of substantially all of DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see note 11).
(c)	Net of $4 tax expense in 2006.
(d)	Net of $28 tax benefit in 2007.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company located in the Americas. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy and all majority-owned subsidiaries where Duke Energy has control, and those variable interest entities where Duke Energy is the primary beneficiary. These Consolidated Financial Statements also reflect Duke Energy’s proportionate share of certain generation and transmission facilities in South Carolina and the Midwestern United States.

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

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses (Spectra Energy Corp. (Spectra Energy)), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), and Duke Energy’s 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), to shareholders. Prior period amounts contained in these Notes, as well as the accompanying Consolidated Financial Statements, include assets and liabilities, results of operations and cash flows related to the operations spun off. The results of operations of these businesses are presented as discontinued operations for the three and six months ended June 30, 2006 in the accompanying Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off. As discussed further in Note 7, pursuant to the terms of the convertible debt outstanding, Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible notes, resulting in a pre-tax charge of approximately $21 million during the three months ended March 31, 2007. In addition, as discussed in Note 19, a reduction in income tax expense of approximately $22 million was also recorded during the three months ended March 31, 2007 due to a reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy. For additional information regarding the impacts of the spin-off on the periods presented in this Form 10-Q, see Note 11.

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

The following unaudited consolidated pro forma financial results are presented as if the Cinergy merger had occurred at the beginning of 2006:

Unaudited Consolidated Pro Forma Results (in millions, except per-share amounts)

Six Months Ended June 30, 2006
Operating revenues	$6,103
Income from continuing operations	433
Net income	765

Earnings per share (from continuing operations)
Basic	$0.35
Diluted	$0.34

Earnings per share
Basic	$0.61
Diluted	$0.60

Pro forma results for the six months ended June 30, 2006 include approximately $78 million of charges related to costs to achieve the merger and related synergies, which are recorded within Operating Expenses on the Consolidated Statements of Operations. Pro forma results for the three months ended June 30, 2006 are not presented since the merger occurred on April 3, 2006, thus all impacts of purchase accounting are included in actual results for the three months ended June 30, 2006. The pro forma results for the six months ended June 30, 2006 do not reflect any additional significant transactions completed by Duke Energy other than the merger with Cinergy.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Acquisitions. In May 2007, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy. The purchase includes more than 1,000 megawatts of wind assets in various stages of development in the Western and Southwestern U.S. and supports Duke Energy’s strategy to increase its investment in renewable energy. A significant portion of the purchase price was for intangible assets (see Note 9). Three of the development projects, totaling approximately 240 megawatts, are located in Texas and Wyoming and are anticipated to be in commercial operation in late 2008 or early 2009, with additional units at these sites potentially in operation later in 2009. Duke Energy anticipates capital expenditures of approximately $400 million through 2009 to complete the first three projects.

During the second quarter of 2007, Commercial Power acquired two additional synthetic fuel (synfuel) facilities for an immaterial amount. These synfuel facilities, along with existing facilities, generated approximately $23 million and $49 million of tax credits during the three and six months ended June 30, 2007. See Note 15 and Note 19.

During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27.1% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas and natural gas liquids and the generation, transmission and sale of electricity from a 177-megawatt (MW) power plant. These acquisitions increased International Energy’s ownership in Aguaytia to approximately 65% and resulted in Duke Energy accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment.

Dispositions. See Note 11 for dispositions related to discontinued operations.

For the three months ended June 30, 2007, the sale of other assets and businesses resulted in approximately $1 million in proceeds and a net pre-tax gain of $1 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the six months ended June 30, 2007, the sale of other assets and businesses resulted in approximately $26 million in proceeds and net pre-tax losses of $10 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s losses on sales of emission allowances.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2007 and 2006.

	Income	Average Shares	EPS
	(in millions, except per-share data)
Three Months Ended June 30, 2007
Income from continuing operations—basic	$303	1,260	$0.24

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		5
Contingently convertible debt	—	2

Income from continuing operations—diluted	$303	1,267	$0.24

Three Months Ended June 30, 2006
Income from continuing operations—basic	$196	1,238	$0.16

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4
Contingently convertible debt	2	17

Income from continuing operations—diluted	$198	1,259	$0.16

Six Months Ended June 30, 2007
Income from continuing operations—basic	$652	1,259	$0.52

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4
Contingently convertible debt	—	4

Income from continuing operations—diluted	$652	1,267	$0.51

Six Months Ended June 30, 2006
Income from continuing operations—basic	$399	1,083	$0.37

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4
Contingently convertible debt	3	24

Income from continuing operations—diluted	$402	1,111	$0.36

The increase in weighted-average shares outstanding for the three and six months ended June 30, 2007 compared to the same periods in 2006 was due primarily to the April 2006 issuance of approximately 313 million shares in conjunction with the merger with Cinergy (see Note 2) and the conversion of debt into approximately 27 million shares of Duke Energy common stock during the year ended December 31, 2006, net of the repurchase and retirement of approximately 17.5 million shares of Duke Energy common stock during the year ended December 31, 2006.

As of June 30, 2007 and 2006, approximately 13 million and 20 million, respectively, of options, unvested stock, performance and phantom stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

4. Common Stock

In October 2006, Duke Energy’s Board of Directors authorized the reactivation of the previously announced share repurchase plan for Duke Energy of up to $500 million of share repurchases after the spin-off of the natural gas businesses had been completed. There were no share repurchases from the date of the spin-off of the natural gas businesses through June 30, 2007, the date at which the $500 million buyback plan expired.

On June 26, 2007, Duke Energy declared a quarterly cash dividend on its common stock of $0.22 per share, an increase of $0.01 over the previous level. The dividend is payable on Sept. 17, 2007, to shareholders of record on the close of business Aug. 17, 2007.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

As of June 30, 2007 and December 31, 2006, approximately $290 million and $18 million, respectively, of dividends payable were included in Other within Current Liabilities within the Consolidated Balance Sheets. At June 30, 2007, this balance exceeded 5% of total current liabilities.

During the three and six months ended June 30, 2006, Duke Energy repurchased 15.1 million and 17.5 million shares, respectively, of its common stock for total consideration of approximately $430 million and $500 million, respectively. The repurchases and corresponding commissions and other fees were recorded in Common Stockholders’ Equity as a reduction in common stock.

During the three months ended June 30, 2006, approximately $611 million of debt was converted into approximately 26 million shares of Duke Energy common stock.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the three and six months ended June 30, 2007 and 2006 as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions)
Stock Options	$1	$2	$3	$3
Phantom Stock	5	15	11	18
Performance Awards	5	6	9	10
Other Stock Awards	—	1	1	1

Total	$11	$24	$24	$32

The tax benefit associated with the recorded expense in Income From Continuing Operations for the three months ended June 30, 2007 and 2006 was approximately $4 million and $9 million, respectively. The tax benefit associated with the recorded expense in Income From Continuing Operations for the six months ended June 30, 2007 and 2006 was approximately $9 million and $12 million, respectively. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Pre-tax stock-based compensation expense and a corresponding tax benefit of approximately $3 million and $1 million, respectively, are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended June 30, 2006.

Pre-tax stock-based compensation expense and a corresponding tax benefit of approximately $7 million and $3 million, respectively, are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the six months ended June 30, 2006.

Duke Energy’s 2006 Long-term Incentive Plan (the 2006 Plan) reserved 60 million shares of common stock for awards to employees and outside directors. Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan supersedes the 1998 Plan and no additional grants will be made from the 1998 Plan. Under the 2006 Plan and the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights. Payments for cash settled awards during 2007 and 2006 were immaterial. In 2007, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or vested. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

The exercise price and fair value amounts in the tables below reflect the impact of the spin-off of Spectra Energy.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price(a)
Outstanding at December 31, 2006	26,931	$17
Exercised	(1,728)	14
Forfeited or expired	(256)	21

Outstanding at June 30, 2007	24,947	17

Exercisable at June 30, 2007	22,910	$17

(a)	Weighted-average exercise prices reflect the adjusted prices that resulted from the spin-off of Spectra Energy, as discussed above.

On December 31, 2006, Duke Energy had 22 million exercisable options with a $17 weighted-average exercise price, which has been adjusted for the impacts of the Spectra Energy spin-off. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was approximately $12 million and $17 million, respectively. Cash received from options exercised during the six months ended June 30, 2007 was approximately $20 million, with a related tax benefit of approximately $4 million.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

There were no option grants during the six months ended June 30, 2007. Duke Energy granted 1,877,646 options (fair value of approximately $10 million based on a Black-Scholes model valuation) during the six months ended June 30, 2006. Remaining compensation expense to be recognized for unvested options was determined using a Black-Scholes option valuation model.

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from one to three years. Phantom stock awards outstanding under the 1998 Plan generally vest over periods from one to five years. Duke Energy awarded 1,101,090 shares (fair value of approximately $22 million, based on the market price of Duke Energy’s common stock at the grant date) during the six months ended June 30, 2007. Duke Energy awarded 1,096,580 shares (fair value of approximately $32 million, based on the market price of Duke Energy’s common stock at the grant date) during the six months ended June 30, 2006.

The following table summarizes information about phantom stock awards outstanding at June 30, 2007:

Shares
Number of Phantom Stock Awards:
Outstanding at December 31, 2006	2,612,320
Granted	1,101,090
Vested	(1,141,186)
Forfeited	(52,781)

Outstanding at June 30, 2007	2,519,443

As of June 30, 2007, Duke Energy had approximately $24 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.9 years.

Performance Awards

Stock-based performance awards outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Duke Energy awarded 1,532,960 shares (fair value of approximately $23 million, based on the market price of Duke Energy’s common stock at the grant date) during the six months ended June 30, 2007. Duke Energy awarded 1,531,700 shares (fair value of approximately $31 million, based on the market price of Duke Energy’s common stock at the grant date) during the six months ended June 30, 2006.

The following table summarizes information about stock-based performance awards outstanding at June 30, 2007:

Shares
Number of Stock-based Performance Awards:
Outstanding at December 31, 2006	4,126,280
Granted	1,532,960
Vested	(1,430,506)
Forfeited	(202,169)

Outstanding at June 30, 2007	4,026,565

As of June 30, 2007, Duke Energy had approximately $32 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 1.6 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the six months ended June 30, 2007. Duke Energy awarded 279,000 shares (fair value of approximately $8 million, based on the market price of Duke Energy’s common stock at the grant date) during the six months ended June 30, 2006.

The following table summarizes information about other stock awards outstanding at June 30, 2007:

Shares
Number of Other Stock Awards:
Outstanding at December 31, 2006	426,507
Vested	(45,709)
Forfeited	(35,366)

Outstanding at June 30, 2007	345,432

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

As of June 30, 2007, Duke Energy had approximately $5 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.7 years.

6. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation. Inventory is recorded at the lower of cost or market value, primarily using the average cost method. The decrease in inventory at June 30, 2007 as compared to December 31, 2006 is primarily attributable to Duke Energy’s spin-off of its natural gas businesses on January 2, 2007 (see Note 1).

	June 30, 2007	December 31, 2006
	(in millions)
Materials and supplies	$535	$586
Natural gas	60	372
Coal held for electric generation	432	383
Petroleum products	—	17

Total inventory	$1,027	$1,358

7. Debt and Credit Facilities

In connection with the spin-off of Spectra Energy on January 2, 2007 (see Note 1), Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible debt pursuant to the antidilution provisions of the indenture agreement, resulting in a charge of approximately $21 million during the three months ended March 31, 2007, which is recorded in Other Income and Expenses, net in the Consolidated Statements of Operations.

On May 15, 2007, pursuant to the terms of the debt agreement, substantially all of the holders of the Duke Energy convertible debt required Duke Energy to repurchase the balance then outstanding at a price equal to 100% of the principal amount plus accrued interest. In May 2007, Duke Energy repurchased approximately $110 million of the convertible debt.

In June 2007, Duke Energy Carolinas issued $500 million principal amount of 6.10% senior unsecured notes due June 1, 2037. The net proceeds from the issuance were used to redeem commercial paper that was issued to repay the outstanding $249 million 6.6% Insured Quarterly Senior Notes due 2022 on April 30, 2007, and approximately $110 million of convertible debt discussed above. The remainder was used for general corporate purposes.

Available Credit Facilities and Restrictive Debt Covenants. During the six months ended June 30, 2007, Duke Energy’s consolidated credit capacity decreased by approximately $1,468 million as a result of the spin-off of the natural gas businesses on January 2, 2007. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. See table below for the borrowing sub limits for specific Duke Energy entities. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program. In addition, the commercial paper program at Duke Energy Carolinas was increased from $650 million to $700 million.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2007, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At June 30, 2007, approximately $629 million of certain pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy the ability to refinance these short-term obligations on a long-term basis.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Credit Facilities Summary as of June 30, 2007 (in millions)

			Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
Duke Energy Corporation
$2,650 multi-year syndicated(a), (b), (c)	June 2012	$2,650	$679	$50	$729

Duke Energy Carolinas, LLC		—	350	6	356

Total(d)		$2,650	$1,029	$56	$1,085

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains $850 million sub limit for Duke Energy Corporation, $800 million sub limit for Duke Energy Carolinas, LLC, $500 million sub limit for Duke Energy Ohio, Inc., $400 million sub limit for Duke Energy Indiana, Inc. and a $100 million sub limit for Duke Energy Kentucky, Inc.
(d)	This summary excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements.

8. Employee Benefit Obligations

Duke Energy adopted the funded status disclosure and recognition provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158) effective December 31, 2006. Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Duke Energy used a September 30 measurement date for its defined benefit and other post-retirement plans. Additionally, as discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. The Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans were retained by Spectra Energy. The benefit obligation for the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans was $832 million at December 31, 2006. The fair value of plan assets for the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans was $525 million at December 31, 2006. The remaining pension and other post-retirement plan assets and liabilities distributed to Spectra Energy as part of the spin-off are disclosed in the table below.

In the first quarter of 2007, Duke Energy recorded estimates of the impacts of adoption of the measurement date provisions of SFAS No. 158, as well as the impacts on the recorded amounts of transferred assets and liabilities to Spectra Energy, pending finalization of actuarial calculations of changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006, as well as the recorded amount of transferred assets and liabilities to Spectra Energy. During the second quarter of 2007, these calculations were completed and final amounts are presented in the table below. The finalization of these actuarial calculations had an immaterial impact on Duke Energy’s balance sheets and recorded pension expense for the six months ended June 30, 2007.

As a result of the change in measurement date, net periodic benefit cost of approximately $30 million for the three month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate reduction of retained earnings as of January 1, 2007. In addition, as reflected in the table below, changes in plan assets and plan obligations between September 30, 2006 and December 31, 2006 not related to net periodic benefit cost were recognized, net of tax, as an adjustment to Accumulated Other Comprehensive Income (AOCI) and regulatory assets.

The table below identifies significant changes to the individual line items in Duke Energy’s Consolidated Balance Sheets during the six months ended June 30, 2007 due to the factors above, for the Duke Energy U.S. retirement and other post-retirement plans (amounts in brackets represent credits).

	December 31, 2006	Adoption of SFAS No. 158 measurement date provisions	Spin-off of the natural gas businesses(a)	January 2, 2007
	(in millions)
Accrued pension and other postretirement benefit costs	$(1,947)	$(69)	$187	$(1,829)
Pre-funded pension costs	175	118	(60)	233
Regulatory Assets	595	(129)	(58)	408
Deferred income tax assets (liabilities)	115	28	(25)	118
Accumulated other comprehensive loss (income), net of tax	197	22	(39)	180
Retained earnings, net of tax	—	30	(5)	—

(a)	These amounts are in addition to the assets and liabilities of the Westcoast plans that were also retained by Spectra Energy.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Qualified Pension Plans

The following table shows the components of the net periodic pension costs (income) for the Duke Energy qualified retirement plans. Net periodic pension costs of Cinergy are included for the period from the date of acquisition (April 1, 2006) and thereafter.

Components of Net Periodic Pension Costs: Qualified Pension Benefits (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (a)	2006 (b)	2007 (a)	2006 (b)
	(in millions)
Service cost	$30	$28	$60	$43
Interest cost on projected benefit obligation	63	62	124	96
Expected return on plan assets	(85)	(74)	(160)	(123)
Amortization of prior service cost	3	—	3	—
Amortization of loss	8	12	14	24

Net periodic pension costs	$19	$28	$41	$40

(a)	These amounts exclude approximately $6 million and $12 million for the three and six months ended June 30, 2007, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude pre-tax qualified pension cost of approximately $6 million and $11 million for the three and six months ended June 30, 2006 related to Spectra Energy, which is included in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

As noted above, Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. There were no changes in assumptions used in the remeasuring of qualified plan assets or the benefit obligation. The following table shows the effect of the remeasurement and the spin-off of Spectra Energy on the plan assets and benefit obligation of the Duke Energy qualified U.S. retirement plans:

	December 31, 2006	January 2, 2007(a)	Change
	(in millions)
Projected Benefit Obligation	$4,823	$4,440	$(383)
Plan Assets at measurement date	4,324	3,972	(352)

Funded Status	$(499)	$(468)	$31

(a)	Reflects the projected benefit obligation and plan assets subsequent to the measurement date change and spin-off of Spectra Energy.

Duke Energy’s policy is to fund amounts for its U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. During the three and six months ended June 30, 2007, Duke Energy contributed $350 million to its legacy Cinergy qualified retirement plans. Duke Energy does not anticipate making any additional contributions to its U.S. retirement plans during the remainder of 2007.

Non-Qualified Pension Plans

The following table shows the components of the net periodic pension costs for Duke Energy’s non-qualified retirement plans. Net periodic pension costs of Cinergy are included for the period from the date of acquisition (April 1, 2006) and thereafter.

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (a)	2007	2006 (a)
	(in millions)
Service cost	$2	$1	$4	$2
Interest cost on projected benefit obligation	2	1	4	2

Net periodic pension costs	$4	$2	$8	$4

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(a)	These amounts exclude pre-tax non-qualified pension cost of approximately $1 million and $3 million for the three and six months ended June 30, 2006, respectively, related to Spectra Energy, which is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

As noted above, Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. There were no changes in assumptions used in the remeasuring of the non-qualified benefit obligation. There are no non-qualified plan assets. The following table shows the effect of the remeasurement and the spin-off of Spectra Energy on the benefit obligation of the Duke Energy non-qualified U.S. retirement plans:

	December 31, 2006	January 2, 2007(a)	Change
	(in millions)
Projected Benefit Obligation	$199	$180	$(19)

Funded Status	$(199)	$(180)	$19

(a)	Reflects the projected benefit obligation subsequent to the measurement date change and spin-off of Spectra Energy.

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for Duke Energy’s other post-retirement benefit plan. Net periodic benefit costs of Cinergy are included for the period from the date of acquisition (April 1, 2006) and thereafter.

Components of Net Periodic Post-Retirement Benefit Costs (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (a)	2006 (b)	2007 (a)	2006 (b)
	(in millions)
Service cost benefit	$3	$4	$6	$6
Interest cost on accumulated post—retirement benefit obligation	14	16	28	25
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of net transition liability	3	3	6	6
Amortization of prior service cost	1	—	2	—
Amortization of loss	2	2	3	4

Net periodic post-retirement benefit costs	$20	$22	$39	$35

(a)	These amounts exclude approximately $2 million and $4 million of regulatory asset amortization for the three and six months ended June 30, 2007, respectively, resulting from purchase accounting.
(b)	These amounts exclude pre-tax post-retirement benefit cost of approximately $5 million and $10 million for the three and six months ended June 30, 2006, respectively, related to Spectra Energy, which is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

As noted above, Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. There were no changes in assumptions used in the remeasuring of other post-retirement benefit plan assets or the accumulated other post-retirement benefit obligation. The following table shows the effect of the remeasurement and the spin-off of Spectra Energy on the plan assets and benefit obligation of the Duke Energy U.S. other post-retirement plans:

	December 31, 2006	January 2, 2007(a)	Change
	(in millions)
Accumulated other post-retirement benefit obligation	$1,264	$1,028	$(236)
Plan Assets at measurement date	237	156	(81)

Funded Status	$(1,027)	$(872)	$155

(a)	Reflects the accumulated other post retirement benefit obligation and plan assets subsequent to the measurement date change and spin-off of Spectra Energy.

Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy expensed pre-tax employer matching contributions of approximately $15 million and $36 million during the three and six months ended June 30, 2007,

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

respectively. Duke Energy expensed pre-tax employer matching contributions of approximately $16 million and $37 million during the three and six months ended June 30, 2006, respectively. These amounts exclude pre-tax expenses of $1 million and $4 million for the three and six months ended June 30, 2006, respectively, related to Spectra Energy, which is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

9. Goodwill and Intangible Assets

The following table shows the components of goodwill at June 30, 2007.

	Balance December 31, 2006	Changes	Balance June 30, 2007
	(in millions)
U.S. Franchised Electric and Gas	$3,500	$(16)	$3,484
Natural Gas Transmission(a)	3,523	(3,523)	—
Commercial Power	885	(6)	879
International Energy	267	12	279

Total consolidated	$8,175	$(3,533)	$4,642

(a)	As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, including the former Natural Gas Transmission business segment.

The carrying amount and accumulated amortization of intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(in millions)
Emission allowances	$508	$587
Gas, coal and power contracts	295	318
Other(b)	106	61

Total gross carrying amount	909	966

Accumulated amortization—gas, coal and power contracts	(69)	(46)
Accumulated amortization—other	(19)	(15)

Total accumulated amortization	(88)	(61)

Total intangible assets, net	$821	$905

(b)	Increase in Intangible assets primarily related to the acquisition of the wind power development assets of Energy Investor Funds from Tierra Energy (see Note 2).

Carrying values of emission allowances sold or consumed during the three months ended June 30, 2007 and 2006 were $63 million and $87 million, respectively. Carrying values of emission allowances sold or consumed during the six months ended June 30, 2007 and 2006 were $158 million and $95 million, respectively.

Amortization expense for intangible assets for the three months ended June 30, 2007 and 2006 was approximately $13 million and $6 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2007 and 2006 was approximately $27 million and $8 million, respectively.

As of April 3, 2006, Duke Energy recorded an intangible liability in connection with the merger with Cinergy amounting to approximately $113 million associated with the Market Based Standard Service Offer (MBSSO) in Ohio that will be recognized in earnings over the remaining regulatory period, which ends on December 31, 2008. The carrying amount of this intangible liability was approximately $89 million at June 30, 2007. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of this intangible liability was approximately $31 million at June 30, 2007. During the three and six months ended June 30, 2007, Duke Energy amortized approximately $10 million and $14 million to income, respectively, related to these intangible liabilities. During the three months ended June 30, 2006, Duke Energy amortized approximately $4 million to income related to these intangible liabilities. Intangible liabilities are classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

10. Impairment, Severance and Other Charges

Impairment. During the three months ended June 30, 2006, International Energy recorded a $55 million other-than-temporary impairment charge related to an investment in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues are generated from the gas compression services agreement (GCSA) with the Mexican National Oil Company (PEMEX). The GCSA expires in August 2007, at which time, ownership of the facility will transfer to PEMEX. In the second quarter of 2006, an other-than-temporary impairment loss was recorded to reduce the carrying value of the investment to its realizable value. The charges consist of a $17 million impairment of the carrying value of the equity method investment, which has been classified within Losses on Sales and Impairments of Equity Investments in the Consolidated Statements of Operations for the three and six months ended June 30, 2006, and a $38 million impairment of notes receivable from Campeche, which has been classified within Operation, Maintenance and Other in the Consolidated Statements of Operations for the three and six months ended June 30, 2006.

Severance and Other Charges. During the three and six months ended June 30, 2007, Duke Energy recorded approximately $16 million and $18 million of severance charges, respectively, primarily under its ongoing severance plan. Of this amount, approximately $12 million during the three and six months ended June 30, 2007 relates to a voluntary termination program whereby eligible employees were provided a window during which to accept termination benefits. A total of 116 employees accepted the termination benefits during the voluntary window period, which closed in June 2007.

Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

Severance Reserve

	Balance at January 1, 2007	Provision/ Adjustments	Cash Reductions	Balance at June 30, 2007
	(in millions)
Natural Gas Transmission(a)	$2	$(2)	$—	$—
Other	60	14	(44)	30

Total(b)	$62	$12	$(44)	$30

(a)	Liability was transferred as part of the spin-off of the natural gas businesses on January 2, 2007.
(b)	Severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

In July 2007, Duke Energy offered a voluntary early retirement incentive plan to approximately 1,100 eligible employees. The special termination benefit being offered is a healthcare reimbursement account that can be used by participants for reimbursement of qualifying medical expenses. There are no severance benefits being offered in connection with this plan. The window for acceptance of these voluntary termination benefits extends from July 1, 2007 to August 15, 2007. Pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Duke Energy will record a liability related to this voluntary plan upon acceptance by eligible employees.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

11. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Discontinued Operations (in millions)

		Operating (Loss) Income			Net (Loss) Gain on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Income	Income Tax (Benefit) Expense	Operating (Loss) Income, Net of Tax	Pre-tax (Loss) Income on Dispositions	Income Tax Expense (Benefit)	(Loss) Gain on Dispositions, Net of Tax	(Loss) Income from Discontinued Operations, Net of Tax
Three Months Ended June 30, 2007
Commercial Power	$—	$—	$—	$—	$—	$5	$(5)	$(5)
Other	—	(7)	(2)	(5)	—	—	—	(5)

Total consolidated	$—	$(7)	$(2)	$(5)	$—	$5	$(5)	$(10)

Three Months Ended June 30, 2006
Spectra Energy	$974	$354	$117	$237	$—	$—	$—	$237
Commercial Power	2	(11)	(3)	(8)	(6)	(8)	2	(6)
International Energy	5	(1)	—	(1)	9	4	5	4
Other	227	(37)	(11)	(26)	(78)	(28)	(50)	(76)

Total consolidated	$1,208	$305	$103	$202	$(75)	$(32)	$(43)	$159

Six Months Ended June 30, 2007
Commercial Power	$—	$—	$—	$—	$(1)	$5	$(6)	$(6)
International Energy	—	8	3	5	—	—	—	5
Other	—	(8)	(2)	(6)	7	2	5	(1)

Total consolidated	$—	$—	$1	$(1)	$6	$7	$(1)	$(2)

Six Months Ended June 30, 2006
Spectra Energy	$2,449	$782	$274	$508	$—	$—	$—	$508
Commercial Power	2	(11)	(3)	(8)	(6)	(8)	2	(6)
International Energy	10	—	—	—	(10)	(3)	(7)	(7)
Other	692	(43)	(11)	(32)	(234)	(85)	(149)	(181)

Total consolidated	$3,153	$728	$260	$468	$(250)	$(96)	$(154)	$314

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006. Assets held for sale at both June 30, 2007 and December 31, 2006 primarily relate to Duke Energy Indiana, Inc.’s (Duke Energy Indiana) Wabash River Power Station, as well as certain Duke Energy Ohio, Inc. (Duke Energy Ohio) trading contracts that were sold in 2006 that have yet to be novated. Duke Energy does not anticipate recognizing a material gain or loss on these transactions.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale (in millions)

	June 30, 2007	December 31, 2006
Current assets	$13	$28
Investments and other assets	—	19
Property, plant and equipment, net	119	115

Total assets held for sale	$132	$162

Current liabilities	$12	$26
Deferred credits and other liabilities	2	18

Total liabilities associated with assets held for sale	$14	$44

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Three and six months ended June 30, 2007

Spectra Energy. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of Spectra Energy, which principally consisted of Duke Energy’s former Natural Gas Transmission business segment and Duke Energy’s former 50% ownership interest in DCP Midstream, to Duke Energy shareholders. The results of operations of these businesses are presented as discontinued operations for the three and six months ended June 30, 2006 in the accompanying Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off.

Consolidated balance sheet amounts as of December 31, 2006 have not been retroactively adjusted to reflect amounts associated with the spun off operations.

(Loss) Income From Discontinued Operations, net of tax, for the three and six months ended June 30, 2006 includes interest expense of approximately $150 million and $290 million, respectively, associated with the debt distributed in the spin-off of Spectra Energy. Additionally, (Loss) Income From Discontinued Operations, net of tax, for Duke Energy’s former Spectra Energy operations for the three and six months ended June 30, 2006 includes losses of approximately $21 million and $45 million, respectively, previously classified in Other, resulting from mark-to-market movements in discontinued hedges at DCP Midstream.

Included in (Loss) Income From Discontinued Operations, net of tax, for the three and six months ended June 30, 2007 are pre-tax amounts of approximately $6 million and $15 million, respectively, related to costs to achieve the Spectra Energy spin-off, primarily fees to outside service providers. These costs were approximately $8 million for the six months ended June 30, 2006.

Effective with the spin-off, Duke Energy and Spectra Energy entered into a Transition Services Agreement (TSA) whereby Duke Energy will provide certain support services to Spectra Energy for a period that is not anticipated to extend beyond one year from the date of the spin-off. Amounts received by Duke Energy during the three and six months ended June 30, 2007 under this TSA were approximately $5 million and $11 million, respectively. Additionally, Duke Energy anticipates that there will be very limited commercial business activities between Duke Energy and Spectra Energy subsequent to the spin-off and Duke Energy does not anticipate significant continuing involvement in the transferred businesses.

Additionally, effective with the spin-off, Duke Energy and Spectra Energy entered into various reinsurance and other related agreements that allocated certain assets to Spectra Energy and DCP Midstream created under insurance coverage provided prior to the spin-off by Duke Energy’s captive insurance subsidiary and third party reinsurance companies. Under these agreements, Spectra Energy’s captive insurance subsidiary reinsured 100% of Duke Energy’s retained risk under the insurance coverage provided prior to the spin-off. Consistent with the terms of the reinsurance agreement entered into while all parties were under the common control of Duke Energy, Duke Energy paid approximately $95 million in cash to Spectra Energy’s captive insurance company, which was placed in a grantor trust to secure Spectra Energy’s obligation to Duke Energy under the Spectra Energy reinsurance agreements. This transfer is reflected in Cash Distributed to Spectra Energy within financing activities on the Consolidated Statements of Cash Flows. As of June 30, 2007, Duke Energy has a total liability to Spectra Energy and DCP Midstream related to these agreements of approximately $195 million, which is reflected in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. This liability is offset by a corresponding receivable, of which approximately $85 million is due from Spectra Energy’s captive insurance subsidiary under the Spectra Energy reinsurance agreement and approximately $110 million is due from third party reinsurance companies. These amounts are reflected in Other Investments and Other Assets in the Consolidated Balance Sheets. In the event any of the reinsurance companies deny coverage for any of the claims covered under these agreements, Duke Energy is not obligated to pay Spectra Energy or DCP Midstream. Further, Duke Energy is providing no insurance coverage to Spectra Energy or DCP Midstream for events which occur subsequent to the spin-off date.

Also refer to Notes 5, 7, 8, 13, 15, 16 and 19 for additional information related to the spin-off transaction.

International Energy. In February 2007, the sale of International Energy’s 50-percent ownership interest in two hydroelectric power plants near Cochabamba, Bolivia to Econergy International for approximately $20 million was finalized. Based upon the agreed upon selling price of the assets, in December 2006, Duke Energy recorded pre-tax impairment charges to reduce the carrying value of the assets to the estimated selling price pursuant to the aforementioned agreement. As a result of the sale, International Energy no longer has any assets in Bolivia and the results of operations for Bolivia have been reclassified to discontinued operations for all periods presented.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Three and six months ended June 30, 2006

Spectra Energy. During the six months ended June 30, 2006, Duke Energy’s former Natural Gas Transmission business unit sold shares of stock, received as consideration for settlement of a customer’s transportation contract, resulting in proceeds of approximately $24 million. Duke Energy recognized a pre-tax gain equivalent to the proceeds received from the sale of the stock.

Commercial Power. In June 2006, Duke Energy announced it had reached an agreement to sell Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc., as well as certain Duke Energy Ohio trading contracts, to Fortis, a Benelux-based financial services group. Results of operations for Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc., as well as certain Duke Energy Ohio trading contracts, have been reflected in (Loss) Income from Discontinued Operations, net of tax, from the date of the Cinergy acquisition to June 30, 2006. The sale was completed in October 2006.

International Energy. International Energy had a receivable from Norsk Hydro ASA (Norsk) that related to purchase price adjustments on the 2003 sale of International Energy’s European business. During the three months ended March 31, 2006, International Energy recorded an allowance of approximately $19 million ($12 million after-tax) against this receivable. During the second quarter of 2006, International Energy and Norsk signed a settlement agreement in which Norsk agreed to pay International Energy approximately $34 million in full settlement of International Energy’s receivable. In connection with this settlement, International Energy recorded an approximate $9 million pre-tax (approximately $5 million after-tax) write-up of the receivable through a reduction in the valuation allowance. This receivable was collected in July 2006.

Other. During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of Duke Energy North America’s (DENA) remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million. Approximately $700 million had been incurred from the announcement date through June 30, 2006, of which approximately $80 million and $240 million was incurred during the three and six months ended June 30 2006, respectively.

In January 2006, Duke Energy signed an agreement to sell to LS Power Equity Partners (LS Power) DENA’s entire fleet of power generation assets outside the Midwest, representing approximately 6,100 megawatts of power generation located in the Western and Northeast United States. In May 2006, the transaction with LS Power closed and total proceeds from the sale were approximately $1.56 billion, including certain working capital adjustments.

During the first quarter of 2006, Duke Energy acquired the remaining 33  1 /3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC for approximately $71 million. The assets and liabilities of Bridgeport were included as part of DENA’s power generation assets which were sold to a subsidiary of LS Power.

In the fourth quarter of 2006, the last remaining contract related to Duke Energy Merchants, LLC (DEM) expired, which completed Duke Energy’s exit from DEM’s operations. Accordingly, results of operations for DEM for the three and six months ended June 30, 2006 have been reclassified to a component of (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

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

The remainder of Duke Energy’s operations is presented as “Other”. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, DukeNet Communications, LLC, Bison Insurance Company Limited, Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy Trading and Marketing, LLC (DETM), 40% owned by ExxonMobil Corporation and 60% owned by Duke Energy, and Duke Energy’s 50% interest in Duke/Fluor Daniel.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. The natural gas businesses spun off primarily consisted of Duke Energy’s Natural Gas Transmission business segment and Duke Energy’s 50% ownership interest in DCP Midstream, which was part of the Field Services business segment. The results of operations of the aforementioned business segments included in the spin-off are reflected as a component of (Loss) Income From Discontinued Operations, net of tax in the Consolidated Statements of Operations for the periods prior to the spin-off.

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

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2007
U.S. Franchised Electric and Gas	$2,242	$7	$2,249	$452	$363
Commercial Power	526	3	529	35	55
International Energy	261	—	261	97	20
Crescent(c)	—	—	—	17	—

Total reportable segments	3,029	10	3,039	601	438
Other	15	40	55	(66)	13
Eliminations	—	(50)	(50)	—	—
Interest expense	—	—	—	(160)	—
Interest income and other(b)	—	—	—	47	—

Total consolidated	$3,044	$—	$3,044	$422	$451

Three Months Ended June 30, 2006
U.S. Franchised Electric and Gas	$2,125	$5	$2,130	$351	$358
Commercial Power	449	(2)	447	20	55
International Energy	245	—	245	24	18
Crescent(c)	85	—	85	174	—

Total reportable segments	2,904	3	2,907	569	431
Other	(1)	40	39	(151)	13
Eliminations	—	(43)	(43)	—	—
Interest expense	—	—	—	(185)	—
Interest income and other(b)	—	—	—	14	—

Total consolidated	$2,903	$—	$2,903	$247	$444

Six Months Ended June 30, 2007
U.S. Franchised Electric and Gas	$4,636	$12	$4,648	$1,026	$724
Commercial Power	955	6	961	26	104
International Energy	506	—	506	191	38
Crescent(c)	—	—	—	19	—

Total reportable segments	6,097	18	6,115	1,262	866
Other	34	57	91	(150)	26
Eliminations	—	(75)	(75)	—	—
Interest expense	—	—	—	(324)	—
Interest income and other(b)	—	—	—	88	—

Total consolidated	$6,131	$—	$6,131	$876	$892

Six Months Ended June 30, 2006
U.S. Franchised Electric and Gas	$3,413	$9	$3,422	$710	$590
Commercial Power	461	2	463	(7)	69
International Energy	472	—	472	110	35
Crescent(c)	156	—	156	216	—

Total reportable segments	4,502	11	4,513	1,029	694
Other	21	55	76	(204)	23
Eliminations	—	(66)	(66)	—	—
Interest expense	—	—	—	(288)	—
Interest income and other(b)	—	—	—	21	—

Total consolidated	$4,523	$—	$4,523	$558	$717

(a)	Segment results exclude results of entities classified as discontinued operations.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(b)	Other includes foreign currency transaction gains and losses.
(c)	In September 2006, an indirect wholly-owned subsidiary of Duke Energy contributed all the membership interests in Crescent to a newly formed joint venture, causing Duke Energy to deconsolidate Crescent. As a result, Crescent segment data includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	June 30, 2007	December 31, 2006
	(in millions)
U.S. Franchised Electric and Gas	$34,550	$34,346
Natural Gas Transmission(a)	—	19,002
Field Services(a)	—	1,233
Commercial Power	6,669	6,826
International Energy	3,458	3,332
Crescent	192	180

Total reportable segments	44,869	64,919
Other	3,563	3,810
Reclassifications(b)	16	(29)

Total consolidated assets	$48,448	$68,700

(a)	On January 2, 2007, Duke Energy completed the spin-off of the natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream (see Note 1).
(b)	Represents reclassification of federal tax balances in consolidation.

13. Risk Management Instruments

The following table shows the carrying value of Duke Energy’s derivative portfolio as of June 30, 2007, and December 31, 2006.

Derivative Portfolio Carrying Value (in millions)

	June 30, 2007	December 31, 2006
Hedging	$(4)	$13
Trading	—	2
Undesignated	18	(32)

Total	$14	$(17)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy’s Consolidated Balance Sheets, excluding approximately $12 million of derivative assets and $12 million of derivative liabilities which are included in assets and liabilities held for sale at June 30, 2007.

The $50 million increase in the undesignated derivative portfolio fair value is due primarily to settlement of mark-to-market losses from the former DENA business, the transfer of mark-to-market balances to Spectra Energy and unrealized mark-to-market gains on coal derivatives within Commercial Power. This was partially offset by unrealized mark-to-market losses within Commercial Power, primarily as a result of higher power prices.

The $17 million decrease in the hedging portfolio fair value is due primarily to the transfer of certain designated hedges to Spectra Energy.

Commodity Cash Flow Hedges. As of June 30, 2007, $25 million of the pre-tax unrealized net gains on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in AOCI are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. The corresponding values in AOCI are comprised of both active and terminated cash flow hedges. The fair values in AOCI related to the active commodity cash flow hedges will change prior to reclassification into earnings in accordance with changes in market prices of each commodity. The terminated hedge value will not change with changes in market prices and will be reclassified into earnings as the hedged transaction occurs.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The ineffective portion of commodity cash flow hedges resulted in the recognition of an immaterial amount in the three and six months ended June 30, 2007. The ineffective portion of commodity cash flow hedges resulted in the recognition of a pre-tax gain of approximately $10 million and an immaterial amount in the three and six months ended June 30, 2006, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was not material for the three and six months ended June 30, 2007and June 30, 2006, respectively.

Commodity Fair Value Hedges. The ineffective portion of commodity fair value hedges resulted in the recognition of an immaterial amount for the three and six months ended June 30, 2007. The ineffective portion of commodity fair value hedges resulted in an immaterial amount and a pre-tax gain of $7 million for the three and six months ended June 30, 2006, respectively.

Credit Risk. Included in Other Current Assets in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 are collateral assets of approximately $64 million and $92 million, respectively, which represent cash collateral, posted by Duke Energy with third parties. Included in Other Current Liabilities in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 are collateral liabilities of approximately $151 million and $239 million, respectively, which represent cash collateral, posted by third parties to Duke Energy. The reduction in both collateral assets and collateral liabilities is primarily the result of balances transferred to Spectra Energy.

14. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC), the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in Ohio, Kentucky, South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., Cinergy, Duke Energy Ohio, Duke Energy Kentucky, Inc. (Duke Energy Kentucky) and/or Duke Energy Carolinas to meet additional conditions. While the merger itself was not subject to approval by the Indiana Utility Regulatory Commission (IURC), the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. As of March 31, 2007, Duke Energy Ohio had completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million and $16 million of the rate reduction was passed through to customers during the six months ended June 30, 2007 and the three months ended June 30, 2006, respectively.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately less than $1 million and $1 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007, respectively.

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing profit sharing arrangement. Approximately $7 million, $16 million and $3 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007 and the three months ended June 30, 2006, respectively. The rate reduction ended May 31, 2007.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. Approximately $27 million and $56 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007, respectively. The rate reduction ended June 30, 2007.

•

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 1, 2007, Duke Energy Carolinas was required to file a general rate case or demonstrate that Duke Energy Carolinas’ existing rates and charges should not be changed (see discussion under “Duke Energy

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Carolinas Rate Case” below). This review has been consolidated with the proceeding that the NCUC is required to undertake in connection with the North Carolina clean air legislation to review Duke Energy Carolinas’ environmental compliance costs. The NCUC specifically noted that it has made no determination that the rates currently being charged by Duke Energy Carolinas are, in fact, unjust or unreasonable.

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the NCUC’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $1 million, $13 million and $5 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007 and the three months ended June 30, 2006, respectively.

•	The Federal Energy Regulatory Commission (FERC) approved the merger without conditions.

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. The matter was stayed pending the result of ongoing settlement negotiations between Duke Energy and the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 6, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provides for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million in the three months ended March 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

U.S. Franchised Electric and Gas. Rate Related Information. The NCUC, PSCSC, IURC and KPSC approve rates for retail electric and gas sales within their states. The PUCO approves rates and market prices for retail gas and electric sales within Ohio. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $975 million from inception, with approximately $56 million and $63 million recorded in the second quarters of 2007 and 2006, respectively, and approximately $112 million and $125 million recorded for the first six months of 2007 and 2006, respectively. As of June 30, 2007, cumulative expenditures totaled approximately $1,054 million, with $226 million and $174 million incurred during the six months ended June 30, 2007 and 2006, respectively, and are included within capital expenditures in Net Cash (Used In) Provided by Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $2.0 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC will consider the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates. Additionally, federal, state and environmental regulations, including,

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

among other things, the Clean Air Interstate Rule (CAIR), and the Clean Air Mercury Rule (CAMR) could result in additional costs to reduce emissions from our coal-fired power plants.

Duke Energy Carolinas Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complies with a condition imposed by the NCUC in approving the Cinergy merger. Overall, Duke Energy Carolinas is asking for a 3.6% increase (or approximately $140 million) in total revenues. The proposed revenue increases would be distributed among classes of customers and rate schedules. In conjunction with the rate case, the NCUC will consider Duke Energy Carolinas’ environmental compliance costs under the NC Clean Air Act and the appropriate recovery method for the period beyond 2007. The NCUC will hear evidence on Duke Energy Carolinas’ application beginning on October 16, 2007.

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

Duke Energy Ohio’s MBSSO includes a fuel clause reserve capacity (System Reliability Tracker or SRT) and an Annually Adjusted Component (AAC) to recover changes in environmental, tax and homeland security costs which are audited annually by the PUCO. In April 2007, Duke Energy Ohio entered a settlement resolving all open issues identified in the 2006 audits and application to amend the 2007 AAC market price with some, but not all, of the parties. The PUCO held a hearing regarding the settlement. A PUCO decision is expected before the end of the year. Duke Energy Ohio cannot predict an outcome of these cases; however, Duke Energy Ohio does not expect the agreement to have a material impact on its consolidated results of operations, cash flows or financial position.

Duke Energy Kentucky Electric Rate Case. In May 2006, Duke Energy Kentucky filed an application for an increase in its base electric rates of approximately $67 million in revenue, or approximately 28 percent, to be effective in January 2007 pursuant to the KPSC’s 2003 Order approving the transfer of 1,100MW of generating assets from Duke Energy Ohio to Duke Energy Kentucky. In the fourth quarter of 2006, the KPSC approved the settlement agreement resolving all the issues raised in the proceeding. Among other things, the settlement agreement provided for a $49 million increase in Duke Energy Kentucky’s base electric rates and reinstitution of the fuel cost recovery mechanism, which had been frozen since 2001.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio seeks an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requests approval to continue tracker recovery costs associated with an accelerated gas main replacement program.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

In August 2007 the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, and the annual rate adjustments under the tracking mechanism. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Duke Energy Kentucky intends to appeal these cases to the Kentucky Court of Appeals. At this time, Duke Energy Kentucky cannot predict the outcome of this litigation.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs, and links energy savings to retiring older coal plants. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. As implementation of the plan is subject to approval of the NCUC, Duke Energy is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

Other. U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territory. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it had entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy announced its intent to purchase Southern Company’s 500 MW interest in the proposed William States Lee III nuclear power project, making the plant’s total output available to electric customers in the Carolinas. With selection of the Cherokee County site, Duke Energy Carolinas is moving forward with previously announced plans to develop an application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 MW. The COL application submittal to the NRC is anticipated in late 2007. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On September 20, 2006, Duke Energy Carolinas filed an application with the NCUC requesting an NCUC order (1) finding that work performed by Duke Energy Carolinas to ensure the availability of nuclear generation by 2016 for its customers is prudent and consistent with the promotion of adequate, reliable, and economical utility service to the citizens of North Carolina and the polices expressed in North Carolina General Statute 62-2, and (2) providing expressly that Duke Energy Carolinas may recover in rates, in a timely fashion, the North Carolina allocable portion of its share of costs prudently incurred to evaluate and develop a new nuclear generation facility through December 31, 2007, whether or not a new nuclear facility is constructed. On March 20, 2007, the NCUC issued an Order which gave its “general assurance” and held that it is appropriate for Duke Energy Carolinas to conduct the development work to preserve the nuclear option for its customers, and that Duke Energy Carolinas may recover its North Carolina allocable portion of such development costs (even if the William States Lee III Nuclear Station is not constructed) if they are found to be prudent and reasonable in a future general rate case proceeding. The Public Staff of the NCUC, which represents consumer interests, filed a motion for clarification/reconsideration with the NCUC on April 19, 2007. Duke Energy Carolinas has responded and a decision is expected in the third quarter 2007.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and certain conditions including providing for updates on construction cost estimates. A group of environmental intervenors filed a motion for reconsideration with the NCUC on April 20, 2007, and a supplemental motion for reconsideration on May 25, 2007. Duke Energy Carolinas filed its responses in opposition to the motions for reconsideration on May 11, 2007 and June 4, 2007, respectively. The NCUC denied the motions for reconsideration in orders issued on June 6, 2007 and June 14, 2007. On May 30, 2007, Duke Energy Carolinas filed the updated cost estimate for the approved new Cliffside Unit 6. The current capital cost estimate is $1.8 billion, which excludes AFUDC of $600 million. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $63 million in federal advanced clean coal tax credits. On July 11, 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of a new 800 MW coal unit, with the remainder related to a flue gas desulfurization system on an existing unit, at Cliffside.

The North Carolina Department of Environment and Natural Resources issued a draft air permit for the approved Cliffside unit on April 18, 2007. However, at the request of Duke Energy Carolinas, the draft air permit is being revised to reflect Duke Energy Carolinas’ desired enhanced control technology. A public hearing date will be reset once the new draft permit is issued.

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. Duke Energy Carolinas intends to file CPCN applications for the two combined cycle facilities after completion of the 2007 Annual Plan in the fall of 2007.

South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2007 is expected to be approximately $20 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear base-load generation, cost recovery assurance for construction costs associated with nuclear or coal base-load generation, and the ability to recover financing costs for new nuclear base-load generation in rates during construction. Similar legislation was passed by the North Carolina General Assembly in July 2007 and was submitted to the Governor on August 2, 2007 for his consideration. At this time, Duke Energy Carolinas cannot determine which elements of the legislation will be passed into law or the potential financial impact of these legislative initiatives.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking CPCN’s for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base-load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. As with Duke Energy Carolinas’ Cliffside project, Duke Energy Indiana’s estimated costs for the potential IGCC project have also increased. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry (EPRI) total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). On February 16, 2007, Duke Energy Indiana filed a request for deferral and subsequent cost recovery of the costs expected to be incurred prior to the anticipated date of an order by the IURC regarding Duke Energy Indiana’s request for a CPCN for the construction of the IGCC project at the Edwardsport Generating Station. These costs relate to the continued investigation, analysis and development of the IGCC project, and must be incurred, to assure the project can achieve a targeted in-service date of 2011. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design (FEED) Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including AFUDC). Vectren has filed a request with the IURC seeking to defer its involvement in the CPCN case until the IURC rules on the Duke Energy Indiana petition. Duke Energy Indiana also has agreed to forego its request for interim cost recovery filed on February 16, 2007 in exchange for a briefing schedule in the CPCN proceeding that would allow for an IURC order approximately October 1, 2007. An evidentiary hearing was held June 18-22, 2007 and an order is expected in October 2007. In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy Indiana is currently exploring its options, including assuming 100% of the plant capacity. Vectren’s decision is not expected to affect regulatory proceedings nor the timing of various approvals on the plant.

In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of $35 million. As part of the rate case filed in July 2007, Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program; however, at this time, Duke Energy Ohio cannot predict the outcome or the impact of the statewide Ohio investigation.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

Open Access Transmission Tariff. On February 15, 2007, the FERC issued a Final Rule (Order 890) in its Open Access Transmission Tariff (OATT) rulemaking. On March 19, 2007, Duke Energy Carolinas filed a request for rehearing and clarification with regards to this order. There are fourteen specific areas where clarification and rehearing would greatly assist Transmission Providers (TPs) understanding and implementation of the new rules. At this time, Duke Energy Carolinas does not believe that the order will have a material impact on its consolidated results of operations, cash flows, or financial position.

15. Commitments and Contingencies

Environmental

Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Clean Water Act. The U.S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

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

The emission controls Duke Energy is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with CAMR and CAIR requirements. In addition, Duke Energy currently estimates that it will spend approximately $717 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR at its Midwest electric operations. Duke Energy currently estimates its CAIR Phase 2 compliance costs at approximately $150 million for Duke Energy Carolinas’ electric operations over the period 2010-2016. Duke Energy estimates its CAIR/CAMR Phase 2 compliance costs at approximately $450 million for its Midwest electric operations over the period 2007-2016. Duke Energy is currently unable to estimate the cost of complying with Phase 2 of CAMR beyond 2016. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $224 million over the period 2007-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $51 million and $73 million as of June 30, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA).

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek (1) injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and (2) unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy’s owned and operated plants have been subject to these allegations and lawsuits. Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy’s coal-fired units in the Carolinas violate these NSR provisions. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy’s legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the United States Supreme Court. At trial, Duke Energy will continue to assert that the projects were routine or not projected to increase emissions. No trial date has been set.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six of Duke Energy owned and co-owned generating stations in the Midwest. Additionally, the suit claims that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. In addition, three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law, that 11 of 23 projects undertaken at the units do no qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of EPA’s interpretation of the applicable regulations. The defendants have filed motions for reconsideration of the trial court’s rulings. A jury trial has been set to commence on May 5, 2008.

In March 2000, the United States also filed suit in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and Duke Energy Ohio. This suit is being defended by CSP (the CSP case). A trial on liability issues was conducted in July 2005. No decision on liability has been rendered; however, the Court has scheduled a trial on remedy issues to commence on October 9, 2007. Prior to the trial on liability, the court ruled that the plaintiffs cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations. In addition, Cinergy and Duke Energy Ohio have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and Duke Energy Ohio. The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. This case is currently in discovery in front of the same judge who has the CSP case.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

San Diego Price Indexing Cases. Duke Energy and several of its affiliates, as well as other energy companies, are parties to 25 lawsuits which have been coordinated as the “Price Indexing Cases” in San Diego, California. Twelve of the lawsuits seek class-action certification. The plaintiffs allege that the defendants conspired to manipulate price of natural gas in violation of state and/or federal antitrust laws, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. In December 2006, Duke Energy executed an agreement to settle the 12 class action cases. In June 2007, judgment granting final approval to the class action settlement was entered. The proposed settlement will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. The proceedings in the remaining 13 cases have been stayed until the earlier of a ruling by the Court of Appeals for the Ninth Circuit in the pending cases discussed immediately below, or November 9, 2007.

Other Price Reporting Cases. A total of 12 lawsuits have been filed against Duke Energy affiliates and other energy companies. Seven of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases have appealed their respective rulings. Oral argument on four of these appeals was heard before the U.S. Ninth Circuit Court of Appeals on February 13, 2007. In July 2007, the judge in two of the cases reconsidered and reversed his prior ruling dismissing the cases. The seventh case has been appealed. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. Duke Energy is unable to express an opinion regarding the probable outcome or estimate damages, if any, related to these matters at this time.

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

ExxonMobil Disputes. In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, ExxonMobil) filed a Demand for Arbitration against Duke Energy, DETMI Management Inc. (DETMI), DTMSI Management Ltd. (DTMSI) and other affiliates of Duke Energy. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, ExxonMobil alleged that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. ExxonMobil sought to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were specified at the arbitration hearing and totaled approximately $125 million

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(excluding interest). Duke Energy denied these allegations and filed counterclaims asserting that ExxonMobil breached its Venture obligations and other contractual obligations. In March 2007, Duke Energy and ExxonMobil executed a settlement agreement for global settlement of both parties’ claims. The resolution of this matter did not have a material effect on Duke Energy’s consolidated results of operations, cash flows or financial position. The gas supply agreements with other parties, under which DEMLP continues to remain obligated, are currently estimated to result in losses of between $50 million and $100 million through 2011. As Duke Energy has an ownership interest of approximately 60% in DEMLP, only 60% of any losses would impact pre-tax earnings for Duke Energy. However, these losses are subject to change in the future in the event of changes in market conditions and underlying assumptions.

Cherokee County Property Litigation. Duke Energy Carolinas filed suit in July 2005 seeking specific performance of its asserted contract to purchase approximately 2,000 acres of land in Cherokee County, South Carolina and asking for a declaratory judgment to establish that a contract for sale existed. Defendants counterclaimed for slander of title and abuse of process. In December 2005, the court dismissed Duke Energy Carolinas’ claims and Defendants’ amended their counterclaims. As amended, Defendants’ counterclaims allege slander of title, abuse of process, tortuous interference with prospective contracts of others in the energy market and tortuous interference with contract. A hearing on Duke Energy Carolinas’ Motion for Summary Judgment was held in April 2007 and the judge ruled in May 2007 dismissing Defendants’ slander of title claims. On May 30, 2007, the parties settled this matter. The resolution of this matter did not have a material effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,155 million and $1,159 million as of June 30, 2007 and December 31, 2006, respectively, and are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities. These reserves are based upon Duke Energy’s best estimate of the probable liability for future asbestos claims through 2021. Although it is possible that claims will continue to be filed after that date, the uncertainties inherent in a longer-term forecast prevent us from making reliable estimates of the indemnity and medical expenses that might be incurred after that date. Asbestos-related reserve estimates incorporate anticipated inflation and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to uncertainty. Factors such as the frequency and magnitude of future claims could change the current estimates of the related reserves and claims for recoveries reflected in the accompanying Consolidated Financial Statements. However, management of Duke Energy does not currently anticipate that any changes to these estimates will have any material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Duke Energy has third-party insurance to cover losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through June 30, 2007, Duke Energy has made approximately $440 million in payments that apply to this retention. The insurance policy allows for potential insurance recoveries of up to $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

classified in the Consolidated Balance Sheets as Other within Investments and Other Assets as of June 30, 2007 and December 31, 2006, respectively.

Duke Energy Indiana and Duke Energy Ohio have also been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. The impact on Duke Energy’s financial position, cash flows, or results of operations of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana and Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

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

Duke Energy has exposure to certain legal matters that are described herein. As of June 30, 2007 and December 31, 2006, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.2 billion and $1.3 billion, including the aforementioned asbestos liabilities, respectively, for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. As of June 30, 2007, Duke Energy has recognized approximately $1.0 billion of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Energy expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Commercial Power produces synthetic fuel (synfuel) from facilities that qualify for tax credits (through 2007) in accordance with Section 29/45K of the Internal Revenue Code if certain requirements are satisfied. These credits reduce Duke Energy’s income tax liability and therefore Duke Energy’s effective tax rate. Commercial Power’s sale of synfuel had generated $339 million in tax credits through December 31, 2005. During the first quarter of 2006, an agreement was in place with the plant operator which would indemnify Duke Energy in the event that tax credits are insufficient to support operating expenses. This agreement did not continue for the remainder of 2006. After reducing for the possibility of phase-out in 2006, the amount of additional credits generated through December 31, 2006 was approximately $20 million. Tax credits recorded during the three and six months ended June 30, 2007 were approximately $23 million and $49 million, respectively. In July 2007, Duke Energy was advised by a supplier of likely shortages in the availability of a key material used in the production of synfuel, which is currently expected to adversely impact the levels of synfuel production during the second half of 2007.

Section 29/45K provides for a phase-out of the credit if the average price of crude oil during a calendar year exceeds a specified threshold. The phase-out is based on a prescribed calculation and definition of crude oil prices. If Commercial Power were to operate its synfuel facilities based on December 31, 2006 prices throughout 2007, yet crude oil prices were to rise such that the tax credit is completely phased-out, net income in 2007 would be negatively impacted. Duke Energy is unlikely to experience a material loss because the exposure to synfuel tax credit phase-out is monitored and Duke Energy may choose to reduce or cease synfuel production depending on the expectation of any potential tax credit phase-out. The objective of these activities is to reduce potential losses incurred if the reference price in a year exceeds a level triggering a phase-out of synfuel tax credits.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million during December of 2006 based upon probable penalty payments to be incurred. Future adjustments to this reserve could be material depending on the level of actual purchase commitments.

In October 2006, Duke Energy began an internal investigation into improper data reporting to the EPA regarding air emissions under the NOx Budget Program at Duke Energy’s DEGS of Narrows, L.L.C. power plant facility in Narrows, Virginia. The investigation has revealed evidence of falsification of data by an employee relating to the quality assurance testing of its continuous emissions monitoring system (CEMS) to monitor heat input and NOx emissions. In December 2006, Duke Energy voluntarily disclosed the potential violations to the USEPA and Virginia Department of Environmental Quality (VDEQ), and in January 2007, Duke Energy made a full written disclosure of the investigation’s findings to the USEPA and the VDEQ. Duke Energy has taken appropriate disciplinary action, including termination, with respect to the employees involved with the false reporting. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

In addition, Duke Energy enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions. (See Note 16 for discussion of Calpine guarantee obligation.)

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

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy or International Energy or assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital or its affiliates prior to the spin-off remained with Spectra Energy Capital subsequent to the spin-off, except for certain guarantees discussed below that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Energy Capital against any losses incurred under these guarantee obligations.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payment on the obligation of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of June 30, 2007 was approximately $548 million. Approximately $416 million of the guarantees expire between 2007 and 2023, with the remaining performance guarantees having no contractual expiration. In addition, Spectra Energy Capital is in the process of assigning performance guarantees with maximum potential amounts of future payments of approximately $133 million to Duke Energy, as discussed above. Duke Energy has indemnified Spectra Energy Capital for any losses incurred as a result of these guarantees during the assignment period.

Duke Energy uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Energy could have been required to make under these letters of credit as of June 30, 2007 was approximately $19 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and expire in 2007 and 2008.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of June 30, 2007, Duke Energy had guaranteed approximately $180 million of outstanding surety bonds related to obligations of non-wholly-owned entities, of which approximately $170 million relates to projects at Crescent. The majority of these bonds expire in various amounts in 2007 and 2008.

Additionally, Duke Energy has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2007 to 2019, with others having no specific term. The maximum potential amount of future payments under these guarantees as of June 30, 2007 was approximately $72 million.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Energy. A subsidiary of Duke Energy unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and a subsidiary of Duke Energy remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of June 30, 2007 is approximately $200 million, including principal and interest payments. Duke Energy does not believe a loss under the guarantee obligation is probable as of June 30, 2007, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of June 30, 2007. No demands for payment of principal and interest have been made under the guarantee. This guarantee remained with Spectra Energy Capital subsequent to the spin-off and will not be assigned to Duke Energy; however, Duke Energy indemnified Spectra Energy Capital against any future losses that could arise from payments required under this guarantee.

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

At June 30, 2007, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In September 2006, an indirect wholly-owned subsidiary of Duke Energy contributed all the membership interest in Crescent to a newly formed joint venture causing Duke Energy to deconsolidate Crescent. Duke Energy’s 50% of equity in earnings of Crescent for the three and six months ended June 30, 2007 was approximately $17 million and $19 million, respectively, and Duke Energy’s investment in Crescent as of June 30, 2007 was approximately $192 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets. Summary financial information for Crescent for the three and six months ended June 30, 2007 is as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(in millions)
Operating revenues	$147	$196
Operating expenses	$108	$142
Operating income	$39	$54
Net income	$35	$39

		June 30, 2007
		(in millions)
Current assets		$87
Non-current assets		$1,998
Current liabilities		$161
Non-current liabilities		$1,565
Minority interest		$30

As discussed above, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream, to shareholders. Duke Energy’s 50% of equity in earnings of DCP Midstream for the three and six months ended June 30, 2006 was approximately $149 million and $295 million, respectively, and is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. During the three months ended June 30, 2006, Duke Energy had gas sales to, purchases from, and other operating expenses from affiliates of DCP Midstream of approximately $35 million, $23 million and $7 million, respectively. These amounts are included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. During the six months ended June 30, 2006, Duke Energy had gas sales to, purchases from, and other operating expenses from affiliates of DCP Midstream of approximately $69 million, $31 million and $15 million, respectively. These amounts are included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. Additionally, Duke Energy received approximately $230 million in distributions of earnings from DCP Midstream in 2006, which are included in Other, assets within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Summary financial information for DCP Midstream, which was accounted for under the equity method, for the three and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in millions)
Operating revenues	$3,002	$6,311
Operating expenses	$2,657	$5,651
Operating income	$345	$660
Net income	$299	$590

Also see Notes 8 and 16 for additional related party information.

18. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to June 30, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that had been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have any material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy adopted FIN 48 effective January 1, 2007. See Note 19 for additional information.

FSP No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy’s adoption of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy beginning January 1, 2007. The adoption of EITF No. 06-3 did not have any material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF No. 06-6). In November 2006, the EITF reached a consensus on EITF No. 06-6. EITF No. 06-6 addresses how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied, and further addresses the accounting for a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option when extinguishment accounting is not applied. EITF No. 06-6 applies to modifications (or exchanges) occurring in interim or annual reporting periods beginning after November 29, 2006, regardless of when the instrument was originally issued. Early application was permitted for modifications (or exchanges) occurring in periods for which financial statements have not been issued. There were no modifications to, or exchanges of, any of Duke Energy’s debt instruments within the scope of EITF No. 06-6 in the three and six months ended June 30, 2007 or 2006. The impact to Duke Energy of applying EITF No. 06-6 in subsequent periods will be dependent upon the nature of any modifications to, or exchanges of, any debt instruments within the scope of EITF No. 06-6.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of June 30, 2007:

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). In June 2007, the EITF reached a consensus that would require realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. In addition, EITF No. 06-11 would require that dividends on equity-classified share-based payment awards be reallocated between retained earnings (for awards expected to vest) and compensation cost (for awards not expected to vest) each reporting period to reflect current forfeiture estimates. For Duke Energy, EITF No. 06-11 must be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008, as well as interim periods within those fiscal years. Early application would be permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Duke Energy is currently evaluating the impact of applying EITF No. 06-11, and cannot currently estimate the impact of EITF No. 06-11 on its consolidated results of operations, cash flows or financial position.

19. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in foreign jurisdictions. On January 1, 2007, Duke Energy adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The following table shows the impacts of adoption of FIN 48 on Duke Energy’s Consolidated Balance Sheets.

Increase/(Decrease)
(in millions)
Assets
Goodwill	$9
Liabilities
Other Liabilities (non-current)(a)	$311
Interest Accrued (current)	(22)
Deferred Income Taxes	(170)
Taxes Payable	(85)

Total	$34

Common Stockholders’ Equity
Retained Earnings—Cumulative Effect of Accounting Change	$(25)

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, net of gain contingencies that were not recorded prior to the adoption of FIN 48.

The following table shows the accounting for the impacts of adoption of FIN 48 on January 1, 2007, along with the respective impacts related to the subsequent spin-off of Spectra Energy on January 2, 2007. See Note 1 for additional information.

	January 1, 2007	Spin-off to Spectra Energy	January 2, 2007
	(in millions)
Unrecognized Tax Benefits	$499	$(78)	$421
Unrecognized Tax Benefits that if recognized would affect the effective tax rate	$196	$(64)	$132
Interest Payable/(Receivable)(a)	$(14)	$(11)	$(25)
Penalties Payable	$3	$(1)	$2

(a)	Reflects all interest related to income taxes.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows the increase/(decrease) in Duke Energy’s unrecognized tax benefits from January 2, 2007 (subsequent to the spin-off of Spectra Energy) to June 30, 2007.

	January 2, 2007	Changes in Balances	June 30, 2007
	(in millions)
Unrecognized Tax Benefits(a)	$421	$70	$491
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$132	$—	$132
Interest Payable/(Receivable)(b)	$(25)	$27	$2
Penalties Payable	$2	$—	$2

(a)	Increase in the liability of approximately $157 million primarily related to the timing of certain deductions taken on tax returns in prior years, partially offset by a $32 million decrease related to a settlement offer and a $55 million decrease related to settlements.
(b)	Reflects all interest related to income taxes. The change was primarily the result of a cash receipt from a 2006 settlement partially offset by a $10 million increase to pre-tax income for the three and six months ended June 30, 2006 and a $15 million reduction to goodwill.

It is reasonably possible that Duke Energy will reflect an approximate $60 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements. A further reduction could occur within the next twelve months due to an expected settlement, although the amount of the reduction is not estimable at June 30, 2007.

Duke Energy has the following tax years open.

Jurisdiction	Tax Years
Federal	1999 and after (except for Cinergy and its subsidiaries, which are open for years 2000 and after)
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years
International	2000 and after

Effective with the adoption of FIN 48, Duke Energy records, as it relates to taxes, interest expense as Interest Expense, and interest income and penalties in Other Income and Expenses, net in the Consolidated Statements of Operations.

The effective tax rate for income from continuing operations for the three months ended June 30, 2007 was approximately 28.1% as compared to 20.6% for the same period in 2006. The increase in the effective tax rate is primarily due to the reduction in state deferred tax liabilities recorded in 2006 related to the merger with Cinergy partially offset by the recognition of Synfuel Credits in the second quarter of 2007 of approximately $23 million.

The effective tax rate for the six months ended June 30, 2007 was approximately 25.5% as compared to 28.5% for the same period in 2006. The decrease in the effective tax rate is primarily due to the recognition of Synfuel Credits in 2007 of approximately $49 million and a reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy, partially offset by the reduction in state deferred tax liabilities recorded in 2006 related to the merger with Cinergy.

As of June 30, 2007 and December 31, 2006, approximately $275 million and $357 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At June 30, 2007, these balances exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in millions)
Excise Taxes	$62	$61	$137	$91

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

20. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the six months ended June 30, 2007 and 2006 are presented in the Consolidated Statements of Common Stockholder’s Equity.

Total Comprehensive Income (Loss)

	Three Months Ended June 30,
	2007	2006
	(in millions)
Net Income	$293	$355

Other comprehensive income
Foreign currency translation adjustments	58	252
Net unrealized gains on cash flow hedges(a)	2	(8)
Reclassification into earnings from cash flow hedges(b)	5	6
SFAS No. 158 Amortization	5	—
Other(c)	(16)	(10)

Other comprehensive income (loss), net of tax	54	240

Total Comprehensive Income (Loss)	$347	$595

(a)	Net unrealized gains on cash flow hedges, net of $1 million and $9 million tax benefit for the three months ended June 30, 2007 and 2006, respectively.
(b)	Reclassification into earnings from cash flow hedges, net of $3 million and $7 million tax expense for the three months ended June 30, 2007 and 2006, respectively.
(c)	Net of $4 million tax benefit in 2006.

21. Subsequent Events

For information on subsequent events related to impairment, severance and other charges, regulatory matters, and commitments and contingencies, see Notes 10, 14 and 15, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

On January 2, 2007, Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) completed the spin-off of its natural gas businesses (Spectra Energy Corp. (Spectra Energy), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital)), including Duke Energy’s 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), to shareholders. The results of operations of these businesses are presented as discontinued operations for the three and six months ended June 30, 2006 in the Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off. For additional information regarding the impacts of the spin-off on the periods presented in this Form 10-Q, see Note 11 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”.

Executive Overview

Three months ended June 30, 2007

Net income was $293 million for the second quarter of 2007 as compared to $355 million for the second quarter of 2006. Earnings per share (basic and diluted) decreased for the three months ended June 30, 2007 as compared to the same period in the prior year, due to the lower net income, which is discussed below, and 2007 earnings per share being impacted by the dilutive effect of the issuance of approximately 313 million shares in April 2006 related to the Cinergy Corp. (Cinergy) acquisition.

Income from continuing operations was $303 million for the second quarter of 2007 as compared to $196 million for the second quarter of 2006. Total reportable segment EBIT increased from $569 million to $601 million. An increase for U.S. Franchised Electric and Gas of $101 million was attributed to favorable weather, lower purchased power costs and additional long-term wholesale contracts. Segment results for Commercial Power increased $15 million due to increased retail demand resulting largely from favorable weather, as well as higher mark-to-market gains on economic hedges. Higher segment results at International Energy of $73 million are a result of higher pricing in Latin America and higher power purchases in 2006 due to an unplanned outage in Peru, as well as a $55 million impairment charge recorded during the second quarter of 2006. Segment results for Crescent were down from $174 million in second quarter 2006 to $17 million in second quarter 2007, reflecting two large sales that occurred in the second quarter of 2006, the reduction in ownership from 100% in the second quarter of 2006 to 50% in the second quarter of 2007, as well as lower residential developed lot sales in 2007 as compared to the same period in 2006. In addition, losses at Other decreased largely as a result of lower merger and corporate governance costs.

In addition to the increase in EBIT, income from continuing operations for the three months ended June 30, 2007 as compared to the same period in the prior year was favorably impacted by lower interest expense due primarily to debt reductions and financing activities, as well as higher interest income largely as a result of higher average invested cash balances during 2007 as compared to 2006. The effective tax rate for the three months ended June 30, 2007 increased to 28 percent as compared to 21 percent in the same period in the prior year, primarily due to favorable merger-related adjustments to state income taxes of approximately $40 million in the three months ended June 30, 2006, partially offset by synthetic fuel (synfuel) credits of approximately $23 million in the three months ended June 30, 2007.

More than offsetting the increase in income from continuing operations was a decrease in income from discontinued operations for the three months ended June 30, 2007 as compared to the same period in the prior year, primarily attributable to the classification of the results of operations for the natural gas businesses spun off on January 2, 2007 as discontinued operations for periods prior to the spin-off.

Six months ended June 30, 2007

Net income was $650 million for the six months ended June 30, 2007 as compared to $713 million for the same period in the prior year. Earnings per share (basic and diluted) decreased for the six months ended June 30, 2007 as compared to the same period in the prior year, primarily due to 2007 earnings per share being impacted by the dilutive effect of the issuance of approximately 313 million shares in April 2006 related to the Cinergy acquisition, as well as lower net income, which is discussed below.

PART I

Income from continuing operations was $652 million for the six months ended June 30, 2007, as compared to $399 million for the six months ended June 30, 2006 primarily due to the inclusion of Cinergy operations for a full six months versus three months in the prior year. Total reportable segment EBIT increased from $1,029 million to $1,262 million. An increase for U.S. Franchised Electric and Gas of $316 million was primarily related to $218 million of first quarter 2007 EBIT contributed by Cinergy’s regulated Midwest operations for which there was zero in the comparable period of the prior year as a result of the acquisition of Cinergy in April 2006, as well as improved results in both the Carolinas and Midwest in 2007 due to favorable weather. Segment EBIT for Commercial Power increased $33 million due to increased retail demand resulting largely from favorable weather, net favorable mark-to-market results on economic hedges and a $4 million increase related to first quarter 2007 EBIT contributed by Cinergy’s non-regulated Midwest operations. Higher segment results at International Energy of $81 million are a result of higher pricing in Latin America and higher power purchases in 2006 due to an unplanned outage in Peru, as well as a $55 million impairment charge recorded during the second quarter of 2006. Segment results for Crescent were down from $216 million in 2006 to $19 million in 2007, reflecting two large sales that occurred in the second quarter of 2006, the reduction in ownership from 100% in 2006 to 50% in 2007, as well as lower residential developed lot sales in 2007 as compared to the same period in 2006. In addition, losses at Other decreased as a result of lower merger costs, partially offset by convertible debt costs of approximately $21 million related to the spin-off of Spectra Energy.

In addition to the increase in EBIT, income from continuing operations for the six months ended June 30, 2007 as compared to the same period in the prior year was favorably impacted by higher interest income as a result of both higher average invested cash balances during 2007 as compared to 2006 and a $19 million increase in first quarter 2007 related to legacy Cinergy. The effective tax rate for the six months ended June 30, 2007 was favorably impacted by synfuel credits of approximately $49 million and a favorable adjustment of approximately $22 million related to a reduction in the unitary state tax rate following the spin-off of Spectra Energy. Partially offsetting these favorable results was higher interest expense of $36 million due primarily to the debt assumed from Cinergy.

More than offsetting the increase in income from continuing operations was a decrease in income from discontinued operations for the six months ended June 30, 2007 as compared to the same periods in the prior year, primarily attributable to the classification of the results of operations for the natural gas businesses spun off on January 2, 2007 as discontinued operations for periods prior to the spin-off.

RESULTS OF OPERATIONS

Results of Operations and Variances (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$3,044	$2,903	$141	$6,131	$4,523	$1,608
Operating expenses	2,583	2,668	(85)	5,093	3,950	1,143
Gains on sales of investments in commercial and multi-family real estate	—	145	(145)	—	171	(171)
Gains (losses) on sales of other assets and other, net	1	(7)	8	(10)	(7)	(3)

Operating income	462	373	89	1,028	737	291
Other income and expenses, net	121	62	59	175	115	60
Interest expense	160	185	(25)	324	288	36
Minority interest expense	1	3	(2)	3	6	(3)

Income from continuing operations before income taxes	422	247	175	876	558	318
Income tax expense from continuing operations	119	51	68	224	159	65

Income from continuing operations	303	196	107	652	399	253
(Loss) income from discontinued operations, net of tax	(10)	159	(169)	(2)	314	(316)

Net income	$293	355	$(62)	$650	$713	$(63)

PART I

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated operating revenues for the three months ended June 30, 2007 increased $141 million, compared to the same period in 2006. This change was driven primarily by:

•

A $119 million increase in revenues at U. S. Franchised Electric and Gas due primarily to higher sales volume as a result of favorable weather, increased fuel revenue from retail customers, and increased wholesale power revenues due to reduced sharing in North Carolina primarily due to an order issued by the North Carolina Utilities Commission (NCUC) to change the method for calculating wholesale profits and related sharing, resulting in a charge of $18 million in 2006 and additional long-term wholesale contracts in 2007, partially offset by an increase in sharing of anticipated merger savings through rate decrement riders with regulated customers, and

•

An $82 million increase at Commercial Power due primarily to higher synfuel production as a result of the acquisition of additional plants in 2007 and higher retail and wholesale electric revenues due to increased sales volumes resulting from favorable weather and higher Rate Stabilization Plan (RSP) pricing in 2007, partially offset by net unfavorable mark-to-market results on non-qualifying power hedge contracts.

Partially offset by:

•

An $85 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated operating revenues for the six months ended June 30, 2007 increased $1,608 million, compared to the same period in 2006. This change was driven primarily by approximately $1,460 million of revenues generated during the first quarter of 2007 related to legacy Cinergy operations for which no revenues were recognized in the comparable period of the prior year since the Cinergy merger occurred effective April 2006. Also contributing to the increase in revenues were:

•

A $160 million increase at U. S. Franchised Electric and Gas due primarily to higher sales volume as a result of favorable weather, increased fuel revenue and demand from retail customers, and increased wholesale power revenues due to reduced sharing in North Carolina primarily due to an order issued by the NCUC to change the method for calculating wholesale profits and related sharing, resulting in a charge of $18 million in 2006 and additional long-term wholesale contracts in 2007, partially offset by an increase in sharing of anticipated merger savings through rate decrement riders with regulated customers, and

•

A $104 million increase at Commercial Power due primarily to higher revenues from synfuel operations, warmer weather and increased RSP pricing and increased wholesale revenue due to higher generation volumes as a result of warmer weather, partially offset by mark-to-market losses on non-qualifying power hedge contracts.

Partially offset by:

•

A $156 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Consolidated Operating Expenses

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated operating expenses for the three months ended June 30, 2007 decreased $85 million, compared to the same period in 2006. This change was driven primarily by:

•

A $60 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment,

•	A $50 million decrease from Other primarily a result of lower costs to achieve related to the Cinergy merger and lower governance and shared services costs, and
•

A $46 million decrease at International Energy due primarily to an impairment charge on the notes receivable from the Campeche equity investment recorded in 2006 and higher purchased power in 2006 as a result of an outage in Peru, partially offset by increased purchased power and unfavorable exchange rates in Brazil and higher fuel consumption in Guatemala due to higher generation.

PART I

Partially offset by:

•

A $65 million increase at Commercial Power due primarily to increased expenses from synfuel operations, additional fuel expense from the Midwestern gas-fired generation assets due to increased generation volume and higher fuel and purchased power expenses due to increased retail sales volumes and plant outages in 2007, partially offset by increased mark-to-market gains on non-qualifying fuel hedge contracts and lower losses from sales of fuel.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated operating expenses for the six months ended June 30, 2007 increased $1,143 million, compared to the same period in 2006. This change was driven primarily by an approximate $1,235 million of expenses incurred during the first quarter of 2007 related to legacy Cinergy operations for which no expenses were incurred in the comparable period of the prior year since the Cinergy merger occurred effective April 2006. Excluding the above, consolidated operating expenses decreased as a result of the following:

•

A $121 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment,

•	A $57 million decrease from Other primarily a result of lower costs to achieve related to the Cinergy merger, and
•

A $35 million decrease at International Energy due primarily to an impairment charge on the notes receivable from the Campeche equity investment recorded in 2006 and higher purchased power in 2006 as a result of an outage in Peru, partially offset by increased purchased power and unfavorable exchange rates in Brazil and higher fuel consumption in Guatemala due to higher generation.

Partially offset by:

•

A $77 million increase at Commercial Power due primarily to increased expenses from synfuel operations, additional fuel expense from the Midwestern gas-fired generation assets due to increased generation volume and higher fuel and purchased power expenses due to increased retail sales volumes and plant outages in 2007, partially offset by increased mark-to-market gains on non-qualifying fuel hedge contracts and lower losses from sales of fuel, and

•

A $66 million increase at U.S. Franchised Electric and Gas due primarily to increased fuel expense primarily due to higher coal and natural gas costs, higher operation and maintenance expenses primarily due to higher outage and maintenance costs at nuclear generating plants and an increase in depreciation due to additional capital spending, partially offset by a decrease in regulatory clean air amortization.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated gains on sales of investments in commercial and multi-family real estate for the three months ended June 30, 2007 decreased $145 million compared to the same period in 2006. This decrease was due primarily to significant gains in the second quarter 2006, an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina, and the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated gains on sales of investments in commercial and multi-family real estate for the six months ended June 30, 2007 decreased $171 million compared to the same period in 2006. This decrease was due primarily to significant gains in 2006, an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina, and the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Consolidated Gains (Losses) on Sales of Other Assets and Other, Net

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated gains (losses) on sales of other assets and other, net was a gain of $1 million for the three months ended June 30, 2007 and a loss of $7 million for the same period in 2006. The increase is primarily attributable to 2006 losses of approximately $5 million related to Commercial Power’s sales of emission allowances, as compared to negligible sales in the second quarter 2007.

PART I

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated gains (losses) on sales of other assets and other, net was a loss of $10 million for the six months ended June 30, 2007 and $7 million for the same period in 2006. The net loss for the six months ended June 30, 2007 was due primarily to Commercial Power’s sale of emission allowances.

Consolidated Operating Income

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated operating income for the three months ended June 30, 2007 increased $89 million, compared to the same period in 2006. Drivers to operating income are discussed above.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated operating income for the six months ended June 30, 2007 increased $291 million, compared to the same period in 2006. Increased operating income was driven primarily by an approximate $214 million favorable impact due to the merger with Cinergy. Other drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated other income and expenses, net for the three months ended June 30, 2007 increased $59 million compared to the same period in 2006. This increase was primarily driven by approximately $21 million increase in interest income as a result of higher average invested cash balances during the second quarter 2007 as compared to the same period in 2006, a $17 million impairment charge at International Energy recorded during the second quarter of 2006 and an increase in equity earnings of $16 million, primarily due to the deconsolidation of Crescent in September 2006 and the subsequent accounting for Crescent as an equity method investment.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated other income and expenses, net for the six months ended June 30, 2007 increased $60 million compared to the same period in 2006. This increase was primarily driven by approximately $50 million increase in interest income as a result of both higher average invested cash balances during 2007 as compared to 2006 and a $19 million increase in first quarter 2007 related to legacy Cinergy, a $17 million impairment charge at International Energy recorded during the second quarter of 2006 and an increase in equity earnings of $14 million, primarily due to the deconsolidation of Crescent in September 2006 and the subsequent accounting for Crescent as an equity method investment. These increases were partially offset by convertible debt costs of approximately $21 million related to the spin-off of Spectra Energy.

Consolidated Interest Expense

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated interest expense for the three months ended June 30, 2007 decreased $25 million, compared to the same period in 2006. This decrease was due primarily to debt reductions and financing activities, and an increase in the debt component of allowance for funds used during construction (AFUDC) resulting from increased capital spending.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated interest expense for the six months ended June 30, 2007 increased $36 million, compared to the same period in 2006. This increase was due primarily to the debt assumed from the merger with Cinergy, partially offset by debt reductions and financing activities, and an increase in the debt component of AFUDC resulting from increased capital spending.

Consolidated Income Tax Expense from Continuing Operations

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated income tax expense from continuing operations for the three months ended June 30, 2007 increased $68 million compared to the same period in 2006. The increase is the result of a higher pre-tax income in the second quarter 2007 compared to the second quarter 2006 and a higher effective tax rate for the three months ended June 30, 2007 compared to the same period in 2006. The effective tax rate increased for the three months ended June 30, 2007 (28%) compared to the same period in 2006 (21%), due primarily to the reduction in state deferred tax liabilities recorded in 2006 related to the merger with Cinergy offset by the recognition of synfuel credits of approximately $23 million in the second quarter of 2007.

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated income tax expense from continuing operations for the six months ended June 30, 2007 increased $65 million compared to the same period in 2006. The increase is a result of a higher pre-tax income in 2007 compared to 2006, offset by a lower effective tax rate for the six months ended June 30, 2007 compared to the same period in 2006. The effective tax rate decreased for the six months ended June 30, 2007 (26%) compared to the same period in 2006 (29%), due primarily to the recognition of synfuel credits of approximately $49 million in 2007 and a reduction in the unitary state

PART I

tax rate in 2007 as a result of the spin-off of Spectra Energy, partially offset by the reduction in state deferred tax liabilities recorded in 2006 related to the merger with Cinergy.

In July 2007, Duke Energy was advised by a supplier of likely shortages in the availability of a key material used in the production of synfuel, which is currently expected to adversely impact the levels of synfuel production during the second half of 2007.

Consolidated (Loss) Income from Discontinued Operations, Net of tax

Three Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated income from discontinued operations, net of tax, for the three months ended June 30, 2007 decreased $169 million, compared to the same period in 2006. The decrease primarily relates to the inclusion of 2006 results of after-tax earnings of approximately $237 million related to Duke Energy’s natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream and interest expense that directly related to the natural gas businesses, which were spun off to shareholders in January 2007. This decrease was partially offset by approximately $76 million of prior year after-tax losses at Other, primarily related to certain contract terminations at former Duke Energy North America (DENA).

Six Months Ended June 30, 2007 as Compared to June 30, 2006. Consolidated income from discontinued operations, net of tax, for the six months ended June 30, 2007 decreased $316 million, compared to the same period in 2006. The decrease primarily relates to the inclusion of 2006 results of after-tax earnings of approximately $508 million related to Duke Energy’s natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream and interest expense that directly related to the natural gas businesses, which were spun off to shareholders in January 2007. This decrease was partially offset by approximately $181 million of prior year after-tax losses at Other, primarily related to certain contract terminations at former DENA.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Energy’s ownership interest in operations without regard to financing methods or capital structures.

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
U.S. Franchised Electric and Gas	$452	$351	$1,026	$710
Commercial Power	35	20	26	(7)
International Energy	97	24	191	110
Crescent	17	174	19	216

Total reportable segment EBIT	601	569	1,262	1,029
Other	(66)	(151)	(150)	(204)

Total reportable segment and other EBIT	535	418	1,112	825
Interest expense	(160)	(185)	(324)	(288)
Interest income and other(a)	47	14	88	21

Consolidated income from continuing operations before income taxes	$422	$247	$876	$558

(a)	Other includes foreign currency transaction gains and losses.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

PART I

U.S. Franchised Electric and Gas

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Operating revenues	$2,249	$2,130	$119	$4,648	$3,422	$1,226
Operating expenses	1,812	1,791	21	3,647	2,729	918
Gains (losses) on sales of other assets and other, net	1	2	(1)	1	2	(1)

Operating income	438	341	97	1,002	695	307
Other income and expenses, net	14	10	4	24	15	9

EBIT	$452	$351	$101	$1,026	$710	$316

Duke Energy Carolinas GWh sales(a)	20,870	19,944	926	42,412	40,524	1,888
Duke Energy Midwest GWh sales(a)(b)(c)	15,396	14,803	593	31,808	14,803	17,005
Net proportional MW capacity in operation(d)				27,590	26,772	818

(a)	Gigawatt-hours (GWh)
(b)	Relates to operations of legacy Cinergy from the date of acquisition and thereafter
(c)	Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky) collectively referred to as Duke Energy Midwest
(d)	Megawatt (MW)

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas, LLC (Duke Energy Carolinas) for the three and six months ended June 30, 2007 compared to the same periods in the prior year.

Increase (decrease) over prior year	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Residential sales(a)	4.6%	6.3%
General service sales(a)	5.1%	6.1%
Industrial sales(a)	(3.2)%	(3.2)%
Wholesale sales	42.1%	18.0%
Total Duke Energy Carolinas sales(b)	4.6%	4.7%
Average number of customers	2.1%	2.1%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the three months ended June 30, 2007 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended June 30, 2007
Residential sales(a)	9.2%
General service sales(a)	8.0%
Industrial sales(a)	1.0%
Wholesale sales	(5.9)%
Total Duke Energy Midwest sales(b)	4.0%
Average number of customers	0.8%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The increase was driven primarily by:

•

A $66 million increase in GWh sales to retail customers due to favorable weather conditions. For the Carolinas, cooling degree days for the second quarter of 2007 were approximately 10% above normal compared to 1% below normal during the same period in 2006. For the Midwest, cooling degree days for the second quarter of 2007 were approximately 52% above normal compared to 7% below normal during the same period in 2006,

PART I

•

A $35 million increase in wholesale power revenues due to increased sales volumes, reduced sharing of profits in North Carolina and higher prices. During the second quarter of 2006, an order issued by the NCUC to change the method for calculating wholesale profits and related sharing resulted in a charge of $18 million. Sales volumes increased primarily due to additional long-term contracts in 2007,

•	A $29 million increase in fuel revenues driven by increased fuel rates for retail customers, primarily increased coal costs and weather, and
•	A $7 million increase due to the new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky.

Partially offsetting these increases was:

•	A $22 million decrease related to the sharing of anticipated merger savings through rate decrement riders with regulated customers.

Operating Expenses. The increase was driven primarily by:

•

An $18 million increase in operating and maintenance expenses primarily due to higher outage and maintenance costs at nuclear and fossil generating plants and increased storm costs, primarily an April 2007 wind storm in the Carolinas; partially offset by a one time $12 million donation in second quarter 2006 ordered by the NCUC as a condition of the Cinergy merger, and

•	A $10 million increase in depreciation due primarily to additional capital spending.

Partially offsetting these increases was:

•

A $3 million decrease in fuel expense (including purchased power) primarily due to a decrease in Duke Energy Indiana ‘s wholesale emission allowance expenses due to lower tonnage of emissions and price per unit in 2007. These fuel costs were partially offset primarily by higher coal and natural gas costs resulting from higher freight costs and increased generation at coal and gas fired plants during the second quarter of 2007 compared to the same period in 2006.

EBIT. The increase resulted primarily from favorable weather conditions and additional long-term wholesale contracts. These increases were partially offset by higher operation and maintenance costs and required rate reductions due to the merger with Cinergy.

Six Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The increase was driven primarily by:

•	A $1,066 million increase in regulated revenues for the first quarter of 2007 due to the acquisition of Cinergy,
•	An $89 million increase in fuel revenues driven by increased fuel rates for retail customers, primarily due to increased coal costs, and increased sales to retail customers,
•

An $88 million increase in sales to retail customers due to favorable weather conditions. Weather statistics for both cooling degree days and heating degree days in 2007 were favorable compared to the same period in 2006,

•

A $32 million increase related to demand from retail customers, due primarily to continued growth in the number of residential and general service customers in both regions. The number of customers in 2007 has increased by approximately 47,000 in the Carolinas and 17,000 in the Midwest compared to the same period in 2006, and

•

A $24 million increase in wholesale power revenues due to the reduced sharing of profits in North Carolina and increased sales volumes. During the second quarter of 2006, an order issued by the NCUC to change the method for calculating wholesale profits and related sharing resulted in a charge of $18 million. Sales volumes increased primarily due to additional long-term contract sales in 2007.

Partially offsetting these increases was:

•	A $60 million decrease related to the sharing of anticipated merger savings through rate decrement riders with regulated customers.

Operating Expenses. The increase was driven primarily by:

•	An $852 million increase in regulated operating expenses for the first quarter of 2007 due to the acquisition of Cinergy,
•

A $45 million increase in fuel expense (including purchased power) primarily due to higher coal and natural gas costs resulting from higher freight costs and increased generation at coal and gas fired plants. These increases were partially offset by a $21 million reimbursement for previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy (DOE). The settlement

PART I

between the parties was finalized on March 6, 2007. The increases were also partially offset by a decrease in Duke Energy Indiana’s wholesale emission allowance expenses due to lower tonnage of emissions and price per unit in 2007,

•

A $12 million increase in operating and maintenance expense primarily due to higher outage and maintenance costs at nuclear generating plants partially offset by a one time $12 million donation in second quarter 2006 ordered by the NCUC as a condition of the Cinergy merger, and

•	A $17 million increase in depreciation due primarily to additional capital spending in the Carolinas.

Partially offsetting these increases was:

•

A $13 million decrease in regulatory amortization expenses due to reduced amortization of compliance costs related to North Carolina clean air legislation during the six months ended June 30, 2007 as compared to the same period in the prior year. Regulatory amortization expenses were approximately $112 million for the six months ended June 30, 2007 as compared to approximately $125 million during the same period in 2006.

Other Income and Expenses, net. The increase resulted primarily from the equity component of AFUDC resulting from additional capital spending for on-going construction projects.

EBIT. The increase resulted primarily from the acquisition of Cinergy, favorable weather conditions, increased demand from retail customers and the DOE settlement. These increases were partially offset by required rate reductions due to the merger with Cinergy and increased operating and maintenance expenses.

Commercial Power

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Operating revenues	$529	$447	$82	$961	$463	$498
Operating expenses	501	436	65	937	477	460
Gains (losses) on sales of other assets and other, net	—	(5)	5	(11)	(5)	(6)

Operating income	28	6	22	13	(19)	32
Other income and expenses, net	7	14	(7)	13	12	1

EBIT	$35	$20	$15	$26	$(7)	$33

Actual Plant Production, GWh	5,123	5,363	(240)	10,998	5,380	5,618
Proportional MW capacity in operation				8,100	8,600	(500)

Commercial Power includes the operations of former DENA’s Midwestern gas-fired generation assets. Additionally, Commercial Power includes former Cinergy’s non-regulated generation in the Midwest, the results of which have been included from the date of acquisition and thereafter.

Three Months Ended June 30, 2007 as compared to June 30, 2006

Operating Revenues. The increase was primarily driven by:

•	A $61 million increase in revenues from synfuel operations primarily due to acquisitions in 2007,
•	A $40 million increase in revenues due to increased retail demand resulting from favorable weather and increased RSP pricing in 2007 compared to 2006, and
•	A $27 million increase in wholesale revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes as a result of favorable weather in 2007 compared to 2006.

Partially offsetting these increases was:

•

A $29 million net mark-to-market loss on non-qualifying power hedge contracts, consisting of $5 million of net mark-to-market losses in 2007 as compared to net mark-to-market gains of $24 million in 2006, and

•	A $22 million decrease in revenues from sales of fuel in the second quarter of 2007 compared to 2006.

Operating Expenses. The increase was primarily driven by:

•	A $76 million increase in fuel costs and operating and maintenance expenses associated with the synfuel acquisitions,

PART I

•	A $38 million increase in fuel expense for the Midwest gas-fired generation assets primarily due to increased generation volumes in 2007 compared to 2006, and
•	A $23 million increase in retail generation fuel and purchased power expense due to increased retail sales volumes and plant outages in 2007.

Partially offsetting these increases were:

•

A $49 million net mark-to-market gain on non-qualifying fuel hedge contracts, consisting of $27 million of net mark-to-market gains in 2007 as compared to net mark-to-market losses of $22 million in 2006, and

•	A $15 million decrease in expenses associated with sales of fuel in the second quarter of 2007 compared to 2006.

Gains (Losses) on Sales of Other Assets and Other, net. Improvement in 2007 compared to 2006 is a result of fewer emission allowance sales in 2007.

Other Income and Expenses, net. The decrease is driven primarily by lower equity earnings of unconsolidated affiliates in 2007 compared to 2006.

EBIT. Improved EBIT is primarily attributable to an increase in retail demand due to favorable weather and higher RSP prices, an increase in mark-to-market gains due to increased coal prices and improved results from the Midwest gas-fired generation assets due to higher generation volumes and lower operating expenses, partially offset by increased expenses associated with plant outages during 2007 and higher EBIT loss on synfuel operations.

Six Months Ended June 30, 2007 as compared to June 30, 2006

Operating Revenues. The increase was primarily driven by:

•	A $387 million increase due to the acquisition of Cinergy’s non-regulated generation assets, including the impacts of purchase accounting,
•	A $113 million increase in revenues from sales from synfuel operations, of which $52 million relates to operations acquired in the Cinergy merger and $61 million relates to acquisitions during 2007,
•	A $49 million increase in wholesale revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes as a result of favorable weather in 2007 compared to 2006, and
•	A $40 million increase in revenues due to increased retail demand resulting from favorable weather and increased RSP pricing in 2007 compared to 2006.

Partially offsetting these increases were:

•

A $74 million net mark-to-market loss on non-qualifying power hedge contracts, consisting of $50 million net mark-to market losses in 2007 as compared to $24 million of net mark-to-market gains in 2006, and

•	A $22 million decrease in revenues from sales of fuel in the second quarter of 2007 compared to 2006.

Operating Expenses. The increase was primarily driven by:

•	A $327 million increase due to the acquisition of Cinergy’s non-regulated generation assets, including the impacts of purchase accounting,
•

A $151 million increase in fuel costs and operating and maintenance expenses associated with the synfuel operations, of which $75 million relates to operations acquired in the Cinergy merger and $76 million relates to acquisitions during 2007,

•	A $50 million increase in fuel expense for the Midwest gas-fired generation assets primarily due to increased generation volumes in 2007 compared to 2006, and
•	A $23 million increase in retail generation fuel and purchased power expense due to increased retail sales volumes and plant outages in 2007.

Partially offsetting these increases were:

•

A $68 million net mark-to-market gain on non-qualifying fuel hedge contracts, consisting of $46 million of net mark-to-market gains in 2007 as compared to net mark-to-market losses of $22 million in 2006, and

•	A $15 million decrease in expenses associated with sales of fuel in the second quarter of 2007 compared to 2006.

Gains (Losses) on Sales of Other Assets and Other, net. During 2007, net losses related to sales of emission allowances increased compared to 2006.

PART I

Other Income and Expenses, net. The increase is driven primarily by equity earnings of unconsolidated affiliates related to investments acquired in connection with the Cinergy merger in 2006.

EBIT. Improved EBIT is primarily attributable to an increase in retail demand due to favorable weather and higher RSP prices, and improved results from the Midwest gas-fired generation assets due to lower operating expenses and higher generation volumes, partially offset by increased expenses associated with plant outages during 2007, higher EBIT loss from synfuel operations and unfavorable mark-to-market results for economic hedges.

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Operating revenues	$261	$245	$16	$506	$472	$34
Operating expenses	185	231	(46)	350	385	(35)

Operating income	76	14	62	156	87	69
Other income and expenses, net	26	11	15	45	30	15
Minority interest expense	5	1	4	10	7	3

EBIT	$97	$24	$73	$191	$110	$81

Sales, GWh (a)	4,000	5,021	(1,021)	8,654	9,817	(1,163)
Proportional MW capacity in operation				3,940	3,919	21

(a)	International Energy’s continuing operations

Three Months Ended June 30, 2007 as Compared to June 30 2006

Operating Revenues. The increase was driven primarily by:

•	A $18 million increase in Brazil due to favorable energy sales prices and exchange rates, and
•	A $7 million increase in Guatemala due to higher dispatch due to unavailability of hydroelectric competitors.

Partially offsetting these increases was:

•	A $9 million decrease in El Salvador due primarily to lower sales volumes as a result of new market capacity.

Operating Expenses. The decrease was driven primarily by:

•	A $38 million decrease in Mexico due to an impairment charge on the notes receivable from the Campeche equity investment in 2006,
•	A $13 million decrease in Peru due to higher purchased power in 2006 due to turbine outages, and
•	A $9 million decrease in El Salvador due to favorable fuel prices and lower generation.

Partially offsetting these decreases were:

•	A $14 million increase in Brazil due to increased purchased power and unfavorable exchange rates, and
•	A $6 million increase in Guatemala due to higher fuel consumption as a result of higher generation.

Other Income and Expenses, net. The increase was driven primarily by a prior year $17 million impairment of the Campeche equity investment.

EBIT. The increase was primarily due to a $55 million prior year impairment charge related to the Campeche equity investment and corresponding note receivable, favorable purchased power in Peru and favorable exchange rates and prices in Brazil.

Six Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The increase was driven primarily by:

•	A $29 million increase in Brazil due to favorable sales prices and exchange rates,
•	A $12 million increase in Guatemala due to higher dispatch,
•	A $6 million increase in Peru due to favorable sales volumes, and
•	A $4 million increase in Argentina due to favorable spot prices.

PART I

Partially offsetting these increases was:

•	A $18 million decrease in El Salvador due to lower sales volumes as a result of new market capacity.

Operating Expenses. The decrease was driven primarily by:

•	A $38 million decrease in Mexico due to an impairment charge on the notes receivable from the Campeche equity investment in 2006,
•	A $19 million decrease in El Salvador due to lower fuel prices and generation, and
•	A $8 million decrease in Peru due to favorable purchased power offset by higher maintenance costs.

Partially offsetting these decreases were:

•	A $19 million increase in Brazil primarily due to unfavorable exchange rates and higher purchased power, and
•	A $17 million increase in Guatemala due to higher fuel prices and volumes.

Other Income and Expenses, net. The increase was driven primarily by a prior year $17 million impairment of the Campeche equity investment.

EBIT. The increase was primarily due to a $55 million prior year impairment charge related to the Campeche equity investment and corresponding note receivable, favorable exchange rates and prices in Brazil and favorable prices and volumes in Latin America.

Crescent

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$—	$85	$(85)	$—	$156	$(156)
Operating expenses	—	60	(60)	—	121	(121)
Gains on sales of investments in commercial and multi-family real estate	—	145	(145)	—	171	(171)

Operating income	—	170	(170)	—	206	(206)
Equity in earnings of unconsolidated affiliates	17	—	17	19	—	19
Other income and expenses, net	—	5	(5)	—	13	(13)
Minority interest expense	—	1	(1)	—	3	(3)

EBIT	$17	$174	$(157)	$19	$216	$(197)

In September 2006, Duke Energy completed a joint venture transaction at Crescent Resources, LLC (Crescent) and deconsolidated its investment in Crescent due to reduction in ownership and its inability to exercise control. Accordingly, the variances in the above table reflect the activity for the results for the three and six months ended June 30, 2007 and represent Duke Energy’s 50% of equity earnings in Crescent, whereas the results for Crescent for the three and six months ended June 30, 2006 reflect Crescent as a wholly-owned subsidiary of Duke Energy.

EBIT. The decrease was due primarily to significant gains in the second quarter 2006, primarily an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina, lower residential developed lot sales and approximately $5 million and $10 million of interest expense included in Crescent’s equity earnings for the three and six months ended June 30, 2007, respectively.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$55	$39	$16	$91	$76	$15
Operating expenses	134	184	(50)	234	291	(57)
Gains (losses) on sales of other assets and other, net	(1)	(3)	2	(1)	(3)	2

Operating income	(80)	(148)	68	(144)	(218)	74
Other income and expenses, net	12	(6)	18	(9)	7	(16)
Minority interest expense	(2)	(3)	1	(3)	(7)	4

EBIT	$(66)	$(151)	$85	$(150)	$(204)	$54

PART I

Three Months Ended June 30, 2007 as Compared to June 30, 2006

Operating Revenues. The increase was driven primarily by:

•

A $14 million increase in premiums at Bison Insurance Company Limited (Bison) due to the assumption of liabilities by Bison from other Duke Energy business units, partially offset by lower premiums earned due to the spin-off of Spectra Energy, and

•	A $5 million increase related to revenues earned for services performed for Spectra Energy.

Operating Expenses. The decrease was driven primarily by:

•	A $62 million decrease in costs to achieve related to the Cinergy merger,
•	A $14 million decrease due primarily to lower governance and shared services costs, including prior year allocations to Spectra Energy not classified as discontinued operations, and
•	An $8 million decrease in amortization costs related to Crescent capitalized interest.

Partially offsetting these decreases were:

•

A $16 million increase at Bison due primarily to the establishment of reserves related to liabilities assumed from other Duke Energy business units, partially offset by other favorable loss experience and reinsurance expense, and

•	A $12 million increase related to employee severance costs.

Other Income and Expenses, net. The increase was driven primarily by an $8 million increase due to favorable returns on investments related to executive life insurance and a $6 million increase related to equity earnings of unconsolidated affiliates.

EBIT. The increase was primarily due to the reduction of costs to achieve related to the Cinergy merger, lower governance and shared services costs, favorable returns on investments related to executive life insurance and lower amortization costs related to capitalized interest at Crescent, partially offset by an increase in employee severance costs.

Six Months Ended June 30, 2007 as Compared to June 30 2006

Operating Revenues. The increase was driven primarily by:

•	A $11 million increase related to revenues earned for services performed for Spectra Energy, and
•	A $7 million increase in premiums due to the assumption of liabilities by Bison from other Duke Energy business units, partially offset by lower premiums earned due to the spin-off of Spectra Energy.

Operating Expenses. The decrease was driven primarily by:

•	A $55 million decrease in costs to achieve related to the Cinergy merger,
•	A $15 million decrease in amortization costs related to Crescent capitalized interest, and
•	A $14 million decrease in shared services costs related to prior year allocations to Spectra Energy not classified as discontinued operations.

Partially offsetting these decreases were:

•

A $15 million increase in corporate governance and other costs related primarily to Cinergy governance costs incurred in the first quarter of 2007 for which no expenses were incurred in the comparable period in the prior year since the Cinergy merger occurred effective April 3, 2006, and

•	A $12 million increase related to employee severance costs.

Other Income and Expenses, net. The decrease was driven primarily by convertible debt charges of approximately $21 million related to the spin-off of Spectra Energy.

EBIT. The increase was primarily due to the reduction of costs to achieve related to the Cinergy merger, lower shared services costs and lower amortization costs related to capitalized interest at Crescent, partially offset by convertible debt charges related to the spin-off of Spectra Energy and employee severance charges.

PART I

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities was $1,432 million for the six months ended June 30, 2007, compared to $1,444 million for the same period in 2006, a decrease in cash provided of $12 million. This change was driven primarily by:

•	The settlement of the payable to Barclays Bank, PLC (Barclays) (approximately $600 million) in 2006,
•	A $350 million contribution to Duke Energy’s pension plan in 2007, partially offset by
•	Collateral received by Duke Energy (approximately $540 million) during 2006 from Barclays, and
•	Residential real estate expenditures of $240 million in 2006 prior to the deconsolidation of Crescent.

Cash flows period over period were also impacted by the 2006 merger with Cinergy, the deconsolidation of Crescent in 2006 and the 2007 spin-off of the natural gas businesses.

(For additional information on the above, see Note 11 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale.”)

Investing Cash Flows

Net cash used in investing activities was $1,181 million for the six months ended June 30, 2007 compared to net cash provided by investing activities of $467 million for the same period in 2006, an increase in cash used of $1,648 million. This change was driven primarily by:

•	Approximately $1.6 billion in proceeds received from the sale of DENA assets in 2006,
•	$147 million of cash acquired in 2006 as a result of the merger with Cinergy,
•	An approximate $220 million decrease in proceeds from the sales of commercial and multi-family real estate due to the deconsolidation of Crescent in September 2006, and
•	An approximate $150 million increase in capital and investment expenditures, primarily due to the Cinergy merger in April 2006, partially offset by
•	An approximate $175 million increase in proceeds from sales of available-for-sale securities, net of purchases.

Financing Cash Flows and Liquidity

Net cash used in financing activities was $588 million for the six months ended June 30 2007 compared to $1,670 million for the same period in 2006, a decrease in cash used of $1,082 million. This change was driven primarily by:

•	An approximate $500 million increase in cash due to the repurchase of common shares in 2006,
•	An approximate $500 million decrease in redemptions of long-term debt, net of issuances, and
•	An approximate $450 million increase in net proceeds from the issuance of notes payable and commercial paper, partially offset by
•	An approximate $400 million distribution of cash as a result of the spin-off of Spectra Energy,
•	An approximate $150 million decrease in dividends paid as a result of the spin-off of Spectra Energy, and
•	An approximate $110 million decrease in cash due to the repurchase of senior convertible notes in 2007.

In October 2006, Duke Energy’s Board of Directors authorized the reactivation of the previously announced share repurchase plan for Duke Energy of up to $500 million of share repurchases after the spin-off of the natural gas businesses had been completed. There were no share repurchases from the date of the spin-off of the natural gas businesses through June 30, 2007, the date at which the $500 million buyback plan expired.

In July 2007, Duke Energy entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to the participation in the construction of a new 800MW coal unit, and approximately $350 million for a flue gas desulfurization system at an existing unit, at Cliffside. Additionally, in connection with Duke Energy’s acquisition of the wind power development assets of Energy Investor Funds from Tierra Energy, Duke Energy expects to spend approximately $400 million in capital expenditures through 2009 to complete certain development projects. Duke Energy is currently analyzing the best sources of cash for these expenditures, including utilizing cash generated from operations, as well as funding through issuances of debt.

PART I

Significant Financing Activities. On May 15, 2007, substantially all of the holders of the Duke Energy convertible debt required Duke Energy to repurchase the balance then outstanding at a price equal to 100% of the principal amount plus accrued interest. In May 2007, Duke Energy repurchased approximately $110 million of the convertible debt.

In June 2007, Duke Energy Carolinas issued $500 million principal amount of 6.10% senior unsecured notes due June 1, 2037. The net proceeds from the issuance were used to redeem commercial paper that was issued to repay the outstanding $249 million 6.6% Insured Quarterly Senior Notes due 2022 on April 30, 2007, and approximately $110 million of convertible debt discussed above. The remainder was used for general corporate purposes.

Available Credit Facilities and Restrictive Debt Covenants. During the six months ended June 30, 2007, Duke Energy’s consolidated credit capacity decreased by approximately $1,468 million as a result of the spin-off of the natural gas businesses on January 2, 2007. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program. In addition, the commercial paper program at Duke Energy Carolinas, LLC was increased from $650 million to $700 million.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2007, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Duke Energy and certain subsidiaries each hold credit ratings by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). In May 2007, S&P upgraded Duke Energy and all its subsidiaries as a result of Duke Energy’s significant reduction in business risk, primarily through the disposal of its trading and marketing operations and merchant generation. In addition, S&P withdrew its rating on Duke Energy Trading and Marketing, LLC.

The following table summarizes the August 1, 2007 credit ratings from the agencies retained by Duke Energy and its principal funding subsidiaries.

Credit Ratings Summary as of August 1, 2007

	Standard and Poor’s	Moody’s Investor Service
Duke Energy(a)	A—	Baa2
Duke Energy Carolinas, LLC(b)	A—	A3
Cinergy(b)	BBB+	Baa2
Duke Energy Ohio, Inc.(b)	A—	Baa1
Duke Energy Indiana, Inc.(b)	A—	Baa1
Duke Energy Kentucky, Inc.(b)	A—	Baa1

(a)	Represents corporate credit rating and issuer rating for S&P and Moody’s respectively
(b)	Represents senior unsecured credit rating

Duke Energy’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and dividends, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Energy is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Energy’s credit ratings could be negatively impacted.

A reduction in the credit rating of Duke Energy to below investment grade as of June 30, 2007 would have resulted in Duke Energy posting additional collateral of up to approximately $340 million. The majority of this collateral is related to outstanding surety bonds.

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

Other Financing Matters. As of June 30, 2007, Duke Energy and its subsidiaries had effective Securities and Exchange Commission (SEC) shelf registrations for up to $925 million in gross proceeds from debt and other securities.

PART I

Off-Balance Sheet Arrangements

During the six months ended June 30, 2007, there were no material changes to Duke Energy’s off-balance sheet arrangements, other than the off-balance sheet arrangements related to the natural gas businesses, which were spun off on January 2, 2007, from those disclosed in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2006. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2006.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. In July 2007, Duke Energy entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million is for participation in the construction of a new 800MW coal unit, and approximately $350 million is for a flue gas desulfurization system at an existing unit, at Cliffside. Duke Energy currently anticipates capital expenditures associated with this agreement to total approximately $80 million in 2007, $325 million in 2008, $425 million in 2009, $325 million in 2010, $115 million in 2011 and $10 million in 2012. Duke Energy has the right to terminate this agreement at any time for its convenience, subject to customary cancellation and demobilization charges in accordance with the terms of the agreement. There were no other material changes in Duke Energy’s contractual obligations from those disclosed in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2006. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2006.

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of June 30, 2007:

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

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). In June 2007, the EITF reached a consensus that would require realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. In addition, EITF No. 06-11 would require that dividends on equity-classified share-based payment awards be reallocated between retained earnings (for awards expected to vest) and compensation cost (for awards not expected to vest) each reporting period to reflect current forfeiture estimates. For Duke Energy, EITF No. 06-11 must be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008, as well as interim periods within those fiscal years. Early application would be permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Duke Energy is currently evaluating the impact of applying EITF No. 06-11, and cannot currently estimate the impact of EITF No. 06-11 on its consolidated results of operations, cash flows or financial position.

PART I

Subsequent Events

For information on subsequent events related to impairment, severance and other charges, regulatory matters, and commitments and contingencies see Note 10, “Impairment, Severance and Other Charges,” Note 14, “Regulatory Matters,” and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Risk

Based on a sensitivity analysis as of June 30, 2007, it was estimated that if market interest rates average 1% higher (lower) over the next twelve months, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $15 million. Comparatively, based on a sensitivity analysis as of December 31, 2006, had interest rates averaged 1% higher (lower) in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $3 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term investments, cash and cash equivalents outstanding as of June 30, 2007 and December 31, 2006. The increase in interest rate sensitivity was primarily due a decrease in cash and short-term investment balances and a net increase in commercial paper borrowing. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2007, see Note 14 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Second Quarter of 2007

There were no issuer purchases of equity securities during the three months ended June 30, 2007.

In October 2006, Duke Energy’s Board of Directors authorized the reactivation of the share repurchase plan for Duke Energy of up to $500 million of share repurchases after the spin-off of the natural gas businesses had been completed. The $500 million share buyback plan expired June 30, 2007. As of June 30, 2007, the dollar value of shares that may yet be purchased under the plan is approximately $1.1 billion.

Item 4. Submission of Matters to a Vote of Security Holders.

At the May 10, 2007 Annual Meeting of Shareholders, the shareholders of Duke Energy voted on the following: the election of thirteen directors to terms ending in 2008 and a proposal to ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2007.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Against/Withheld
William Barnet, III	1,074,342,979	18,884,912
G. Alex Bernhardt, Sr.	1,070,227,347	23,000,544
Michael G. Browning	1,066,885,408	26,342,483
Phillip R. Cox	1,057,778,681	35,449,210
Ann Maynard Gray	1,069,032,367	24,195,524
James H. Hance, Jr.	1,074,181,687	19,046,204
James T. Rhodes	1,024,982,076	18,245,815
James E. Rogers	1,063,534,316	29,693,575
Mary L. Schapiro	1,069,651,099	23,576,792
Dudley S. Taft	1,062,901,425	30,326,466

The proposal to ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2007 received 1,071,600,914 votes for approval, 12,034,898 votes against and 9,592,233 abstentions.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
10.1		$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Corporation, July 5, 2007, File No. 1-32853, as Exhibit 10.1; the agreement was executed June 28).

10.2	**	Summary of Director Compensation Program (filed in Form 8-K of Duke Energy Corporation, May 15, 2007, File No. 1-32853, as Exhibit 10.1).

*10.3		Amendment No. 3 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp.

*31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CORPORATION

Date: August 9, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: August 9, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller