Form 10-Q
period 2007-09-30
Duke Energy CORP
filed 2007-11-09
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 Or

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

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.001, outstanding as of November 2, 2007    1,261,020,061

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State, federal and foreign legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Corporation’s (Duke Energy) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;
•	The influence of weather and other natural phenomena on Duke Energy operations, including the economic, operational and other effects of hurricanes, ice storms, droughts and tornados;
•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation and of projects undertaken by Duke Energy’s non-regulated businesses;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1.	Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues
Regulated electric	$2,682	$2,403	$6,862	$5,716
Non-regulated electric, natural gas, and other	1,072	805	2,576	1,922
Regulated natural gas	64	71	511	164
Total operating revenues	3,818	3,279	9,949	7,802
Operating Expenses
Fuel used in electric generation and purchased power	1,277	1,104	3,066	2,457
Operation, maintenance and other	792	897	2,397	2,419
Natural gas and petroleum products purchased	191	60	670	178
Depreciation and amortization	498	442	1,390	1,159
Property and other taxes	172	151	500	391
Total operating expenses	2,930	2,654	8,023	6,604
Gains on Sales of Investments in Commercial and Multi-Family Real Estate	—	30	—	201
Gains (Losses) on Sales of Other Assets and Other, net	—	246	(10)	239
Operating Income	888	901	1,916	1,638
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	34	28	104	84
Losses on sales and impairments of equity investments	—	—	—	(20)
Other income and expenses, net	86	52	191	131
Total other income and expenses	120	80	295	195
Interest Expense	178	182	502	470
Minority Interest (Benefit) Expense	(4)	8	(1)	14
Income From Continuing Operations Before Income Taxes	834	791	1,710	1,349
Income Tax Expense from Continuing Operations	223	310	447	469
Income From Continuing Operations	611	481	1,263	880
(Loss) Income From Discontinued Operations, net of tax	(4)	282	(6)	596
Net Income	$607	$763	$1,257	$1,476

Common Stock Data
Weighted-average shares outstanding
Basic	1,260	1,254	1,259	1,141
Diluted	1,265	1,263	1,266	1,162
Earnings per share (from continuing operations)
Basic	$0.48	$0.38	$1.00	$0.77
Diluted	$0.48	$0.38	$0.99	$0.76
Earnings per share (from discontinued operations)
Basic	$—	$0.23	$—	$0.52
Diluted	$—	$0.22	$—	$0.51
Earnings per share
Basic	$0.48	$0.61	$1.00	$1.29
Diluted	$0.48	$0.60	$0.99	$1.27
Dividends per share	$—	$—	$0.64	$0.94

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$675	$948
Short-term investments	909	1,514
Receivables (net of allowance for doubtful accounts of $71 at September 30,
2007 and $94 at December 31, 2006)	1,778	2,256
Inventory	1,029	1,358
Assets held for sale	5	28
Unrealized gains on mark-to-market and hedging transactions	88	107
Other	786	836
Total current assets	5,270	7,047
Investments and Other Assets
Investments in unconsolidated affiliates	686	2,305
Nuclear decommissioning trust funds	1,949	1,775
Goodwill	4,647	8,175
Intangibles, net	756	905
Notes receivable	161	224
Unrealized gains on mark-to-market and hedging transactions	193	248
Assets held for sale	116	134
Other	2,472	2,308
Total investments and other assets	10,980	16,074
Property, Plant and Equipment
Cost	44,533	58,330
Less accumulated depreciation and amortization	14,399	16,883
Net property, plant and equipment	30,134	41,447
Regulatory Assets and Deferred Debits
Deferred debt expense	258	320
Regulatory assets related to income taxes	516	1,361
Other	1,869	2,451
Total regulatory assets and deferred debits	2,643	4,132
Total Assets	$49,027	$68,700

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	September 30, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,093	$1,686
Notes payable and commercial paper	506	450
Taxes accrued	436	434
Interest accrued	180	302
Liabilities associated with assets held for sale	5	26
Current maturities of long-term debt	1,333	1,605
Unrealized losses on mark-to-market and hedging transactions	114	134
Other	1,009	1,976
Total current liabilities	4,676	6,613
Long-term Debt	9,937	18,118
Deferred Credits and Other Liabilities
Deferred income taxes	4,517	7,003
Investment tax credit	164	175
Unrealized losses on mark-to-market and hedging transactions	183	238
Liabilities associated with assets held for sale	3	18
Asset retirement obligations	2,331	2,301
Other	5,953	7,327
Total deferred credits and other liabilities	13,151	17,062
Commitments and Contingencies
Minority Interests	192	805
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,260 million and 1,257 million shares outstanding at September 30, 2007 and December 31, 2006, respectively	1	1
Additional paid-in capital	19,899	19,854
Retained earnings	1,447	5,652
Accumulated other comprehensive (loss) income	(276)	595
Total common stockholders’ equity	21,071	26,102
Total Liabilities and Common Stockholders’ Equity	$49,027	$68,700

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,257	$1,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,494	1,652
Gains on sales of investments in commercial and multi-family real estate	—	(201)
Losses (gains) on sales of equity investments and other assets	14	(333)
Impairment charges	—	20
Deferred income taxes	229	204
Minority Interest	(1)	50
Equity in earnings of unconsolidated affiliates	(104)	(564)
Purchased capacity levelization	(14)	(12)
Contributions to company-sponsored pension and other post-retirement benefit plans	(412)	(159)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	60	24
Receivables	(344)	1,334
Inventory	(57)	96
Other current assets	57	1,364
Increase (decrease) in
Accounts payable	(297)	(1,879)
Taxes accrued	145	153
Other current liabilities	(245)	(958)
Capital expenditures for residential real estate	—	(322)
Cost of residential real estate sold	—	143
Other, assets	493	625
Other, liabilities	214	22
Net cash provided by operating activities	2,489	2,735
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,215)	(2,285)
Investment expenditures	(26)	(82)
Acquisitions, net of cash acquired	(58)	(89)
Cash acquired from acquisition of Cinergy	—	147
Purchases of available-for-sale securities	(18,130)	(21,625)
Proceeds from sales and maturities of available-for-sale securities	18,624	20,022
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	37	2,049
Proceeds from the sales of commercial and multi-family real estate	—	254
Settlement of net investment hedges and other investing derivatives	(10)	(134)
Purchases of emission allowances	(83)	(182)
Sales of emission allowances	39	161
Withdrawal of restricted funds held in trust	137	—
Other	(18)	34
Net cash used in investing activities	(1,703)	(1,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	514	1,832
Issuance of common stock related to employee benefit plans	—	67
Payments for the redemption of:
Long-term debt	(679)	(1,186)
Convertible notes	(110)	—
Preferred stock of a subsidiary	—	(12)
Decrease in cash overdrafts	(6)	(2)
Notes payable and commercial paper	394	136
Distributions to minority interests	(52)	(268)
Contributions from minority interests	69	219
Cash distributed to Spectra Energy	(395)	—
Dividends paid	(810)	(1,083)
Repurchase of common shares	—	(500)
Proceeds from Duke Energy Income Fund	—	104
Other	16	19
Net cash used in financing activities	(1,059)	(674)
Changes in cash and cash equivalents included in assets held for sale	—	(22)
Net (decrease) increase in cash and cash equivalents	(273)	309
Cash and cash equivalents at beginning of period	948	511
Cash and cash equivalents at end of period	$675	$820

Supplemental Disclosures:
Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$5,204	$—
Conversion of convertible notes to stock	$—	$632
AFUDC—equity component	$49	$42
Accrued capital expenditures	$244	$188
Acquisition of Cinergy Corp.
Fair value of assets acquired	$—	$17,306
Liabilities assumed	$—	$12,662
Issuance of common stock	$—	$8,993

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	SFAS No. 158 Adjustment	Total
Balance December 31, 2005	928	$10,446	$—	$5,277	$846	$(87)	$(60)	$17	$—	$16,439
Net income	—	—	—	1,476	—	—	—	—	—	1,476
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	294	—	—	—	—	294
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	6	—	—	—	6
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	25	—	—	—	25
Other(c)	—	—	—	—	—	—	—	9	—	9

Total comprehensive income										1,810
Retirement of old Duke Energy shares	(927)	(10,399)	—	—	—	—	—	—	—	(10,399)
Issuance of new Duke Energy shares	927	1	10,398	—	—	—	—	—	—	10,399
Common stock issued in connection with Cinergy merger	313	—	8,993	—	—	—	—	—	—	8,993
Conversion of Cinergy options to Duke Energy options	—	—	59	—	—	—	—	—	—	59
Dividend reinvestment and employee benefits	4	22	93	—	—	—	—	—	—	115
Stock repurchase	(17)	(69)	(431)	—	—	—	—	—	—	(500)
Common stock dividends	—	—	—	(1,083)	—	—	—	—	—	(1,083)
Conversion of debt to equity	27	—	632	—	—	—	—	—	—	632
Tax benefit due to conversion of debt to equity	—	—	34	—	—	—	—	—	—	34
Other capital stock transactions, net	—	—	(3)	—	—	—	—	—	—	(3)

Balance September 30, 2006	1,255	$1	$19,775	$5,670	$1,140	$(56)	$(60)	$26	$—	$26,496

Balance December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$—	$2	$(311)	$26,102

Net income	—	—	—	1,257	—	—	—	—	—	1,257
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	145	—	—	—	—	145
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	(13)	—	—	—	(13)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	6	—	—	—	6
SFAS No. 158 amortization(d)	—	—	—	—	—	—	—	—	15	15
Other	—	—	—	—	—	—	—	2	(2)	—

Total comprehensive income										1,410
Adoption of FIN 48	—	—	—	(25)	—	—	—	—	—	(25)
Adoption of SFAS No. 158—measurement date provision(e)	—	—	—	(30)	—	—	—	—	(22)	(52)
Distribution of Spectra Energy to shareholders	—	—	—	(4,597)	(1,156)	6	—	—	148	(5,599)
Dividend reinvestment and employee benefits	3	—	45	—	—	—	—	—	—	45
Common stock dividends	—	—	—	(810)	—	—	—	—	—	(810)

Balance September 30, 2007	1,260	$1	$19,899	$1,447	$(62)	$(46)	$—	$4	$(172)	$21,071

(a)	Net unrealized gains on cash flow hedges, net of $8 tax benefit in 2007, and $2 tax benefit in 2006.
(b)	Reclassification into earnings from cash flow hedges, net of $4 tax expense in 2007, and $18 tax expense in 2006. Reclassification into earnings from cash flow hedges in 2006 is due primarily to the recognition of Duke Energy North America’s (DENA) unrealized net gains related to hedges on forecasted transactions which no longer occurred as a result of the sale to LS Power of substantially all of DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Note 11).
(c)	Net of $4 tax expense in 2006.
(d)	Net of $6 tax expense in 2007.
(e)	Net of $34 tax benefit in 2007.

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

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC (Duke Energy Carolinas) effective October 1, 2006). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of New Duke Energy, which resulted in the issuance of approximately 313 million shares. Additionally, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock. Old Duke Energy is the predecessor of Duke Energy for purposes of U.S. securities regulations governing financial statement filing. Therefore, the accompanying Consolidated Financial Statements reflect the results of operations of Old Duke Energy for the three months ended March 31, 2006. New Duke Energy had separate operations for the period beginning with the effective date of the Cinergy merger, and references to amounts for periods after the closing of the merger relate to New Duke Energy. Cinergy’s results have been included in the accompanying Consolidated Statements of Operations from the effective date of the merger and thereafter (see “Cinergy Merger” in Note 2). Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses (Spectra Energy Corp. (Spectra Energy)), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), and Duke Energy’s 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), to shareholders. Prior period amounts contained in these Notes, as well as the accompanying Consolidated Financial Statements, include assets and liabilities, results of operations and cash flows related to the operations spun off. The results of operations of these businesses are presented as discontinued operations for the three and nine months ended September 30, 2006 in the accompanying Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off. As discussed further in Note 7, pursuant to the terms of the convertible debt outstanding, Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible notes, resulting in a pre-tax charge of approximately $21 million during the three months ended March 31, 2007. In addition, a reduction in income tax expense of approximately $22 million was also recorded during the three months ended March 31, 2007 due to a reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy. For additional information regarding the impacts of the spin-off on the periods presented in this Form 10-Q, see Note 11.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy’s Form 8-K for the year ended December 31, 2006 filed October 1, 2007.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. Certain prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation for the current period.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per Mcf for all customers classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 was approximately $500 million and $480 million, respectively. The amount at December 31, 2006 excludes unbilled revenues related to the natural gas businesses transferred in January 2007, as discussed above.

2. Acquisitions and Dispositions

Acquisitions. Duke Energy consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date; however, it may be longer for certain income tax items.

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

The following unaudited consolidated pro forma financial results are presented as if the Cinergy merger had occurred at the beginning of 2006:

Unaudited Consolidated Pro Forma Results (in millions, except per-share amounts)

Nine Months Ended September 30, 2006
Operating revenues	$9,390
Income from continuing operations	892
Net income	1,489

Earnings per share (from continuing operations)
Basic	$0.71
Diluted	$0.70

Earnings per share
Basic	$1.19
Diluted	$1.17

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Pro forma results for the nine months ended September 30, 2006 include approximately $97 million of charges related to costs to achieve the merger and related synergies, which are recorded within Operating Expenses on the Consolidated Statements of Operations. Pro forma results for the three months ended September 30, 2006 are not presented since the merger occurred on April 3, 2006, thus all impacts of purchase accounting are included in actual results for the three months ended September 30, 2006. The pro forma results for the nine months ended September 30, 2006 do not reflect any additional significant transactions completed by Duke Energy other than the merger with Cinergy.

Other Acquisitions. In May 2007, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy. The purchase includes more than 1,000 megawatts of wind assets in various stages of development in the Western and Southwestern U.S. and supports Duke Energy’s strategy to increase its investment in renewable energy. A significant portion of the purchase price was for intangible assets (see Note 9). Three of the development projects, totaling approximately 240 megawatts, are located in Texas and Wyoming and are anticipated to be in commercial operation in late 2008 or 2009. Duke Energy anticipates capital expenditures of approximately $430 million through 2009 to complete the first three projects.

During the second quarter of 2007, Commercial Power acquired two additional synthetic fuel (synfuel) facilities for an immaterial amount. These synfuel facilities, along with existing facilities, generated approximately $66 million and $115 million of tax credits during the three and nine months ended September 30, 2007. See Note 15 and Note 19.

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

See Note 11 for acquisitions related to discontinued operations.

Dispositions. For the nine months ended September 30, 2007, the sale of other assets and businesses resulted in approximately $27 million in proceeds and net pre-tax losses of $10 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s losses on sales of emission allowances.

For the three months ended September 30, 2006, the sale of other assets and businesses resulted in approximately $1.6 billion in proceeds and net pre-tax gains of $246 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. Significant sales of other assets during the three months ended September 30, 2006 are as follows:

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

In conjunction with this transaction, Duke Energy has recognized a pre-tax gain on the sale of approximately $246 million which has been classified as a component of Gains (Losses) on Sales of Other Assets and Other, net in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2006. As a result of the Crescent transaction, Duke Energy no longer controls the Crescent JV and on September 7, 2006 deconsolidated its investment in Crescent and subsequently will account for its investment in the Crescent JV utilizing the equity method of accounting. The proceeds from the sale were

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

recorded on the Consolidated Statements of Cash Flows as follows: approximately $1.2 billion in long-term debt proceeds, net of issuance costs, were classified as Proceeds from the issuance of long-term debt within Financing Activities, and approximately $380 million, which represents cash received from the MS Members net of cash held by Crescent as of the transaction date, were classified as Net proceeds from the sales of and distributions from equity investments and other assets, and sales of and collections on notes receivable within Investing Activities.

•	Commercial Power’s sale of emission allowances resulted in proceeds of approximately $40 million and pre-tax losses on sales of approximately $9 million.

For the nine months ended September 30, 2006, the sale of other assets and businesses resulted in approximately $1.6 billion in proceeds and net pre-tax gains of $239 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These sales exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 11, and sales by Crescent prior to deconsolidation which are discussed separately below. Significant sales of other assets during the nine months ended September 30, 2006 include the Crescent transaction described above, as well as Commercial Power’s sale of emission allowances, which resulted in proceeds of approximately $103 million and pre-tax losses on sales of approximately $14 million.

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

See Note 11 for dispositions related to discontinued operations.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2007 and 2006.

	Income	Average Shares	EPS
	(in millions, except per-share data)
Three Months Ended September 30, 2007
Income from continuing operations—basic	$611	1,260	$0.48

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		5

Income from continuing operations—diluted	$611	1,265	$0.48

Three Months Ended September 30, 2006
Income from continuing operations—basic	$481	1,254	$0.38

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4
Contingently convertible debt	—	5

Income from continuing operations—diluted	$481	1,263	$0.38

Nine Months Ended September 30, 2007
Income from continuing operations—basic	1,263	1,259	$1.00

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		5
Contingently convertible debt	—	2

Income from continuing operations—diluted	$1,263	1,266	$0.99

Nine Months Ended September 30, 2006
Income from continuing operations—basic	$880	1,141	$0.77

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4
Contingently convertible debt	4	17

Income from continuing operations—diluted	$884	1,162	$0.76

The increase in weighted-average shares outstanding for the nine months ended September 30, 2007 compared to the same periods in 2006 was due primarily to the April 2006 issuance of approximately 313 million shares in conjunction with the merger with Cinergy (see Note 2) and the conversion of debt into approximately 27 million shares of Duke Energy common stock during the year ended December 31, 2006, net of the repurchase and retirement of approximately 17.5 million shares of Duke Energy common stock during the year ended December 31, 2006.

As of September 30, 2007 and 2006, approximately 13 million and 14 million, respectively, of options, unvested stock, performance and phantom stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

4. Common Stock

During the nine months ended September 30, 2006, Duke Energy repurchased 17.5 million shares of its common stock for total consideration of approximately $500 million. The repurchases and corresponding commissions and other fees were recorded in Common Stockholders’ Equity as a reduction in common stock.

During the nine months ended September 30, 2006, approximately $632 million of debt was converted into approximately 27 million shares of Duke Energy common stock.

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

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the three and nine months ended September 30, 2007 and 2006 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions)
Stock Options	$1	$2	$4	$5
Phantom Stock	5	6	16	24
Performance Awards	4	9	13	19
Other Stock Awards	—	1	1	2

Total	$10	$18	$34	$50

The tax benefit associated with the recorded expense in Income From Continuing Operations for the three months ended September 30, 2007 and 2006 was approximately $4 million and $7 million, respectively. The tax benefit associated with the recorded expense in Income From Continuing Operations for the nine months ended September 30, 2007 and 2006 was approximately $13 million and $19 million, respectively. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Pre-tax stock-based compensation expense and a corresponding tax benefit of approximately $5 million and $2

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

million, respectively, are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended September 30, 2006. Pre-tax stock-based compensation expense and a corresponding tax benefit of approximately $12 million and $5 million, respectively, are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the nine months ended September 30, 2006.

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

The exercise price and fair value amounts in the tables below reflect the impact of the spin-off of Spectra Energy.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price(a)
Outstanding at December 31, 2006	26,931	$17
Exercised	(2,061)	14
Forfeited or expired	(480)	22

Outstanding at September 30, 2007	24,390	17

Exercisable at September 30, 2007	22,357	$17

(a)	Weighted-average exercise prices reflect the adjusted prices that resulted from the spin-off of Spectra Energy, as discussed above.

On December 31, 2006, Duke Energy had 22 million exercisable options with a $17 weighted-average exercise price, which has been adjusted for the impacts of the Spectra Energy spin-off. The total intrinsic value (which represents the excess of the market value of the common stock over the exercise price of the stock option) of options exercised during the nine months ended September 30, 2007 and 2006 was approximately $14 million and $26 million, respectively. Cash received from options exercised during the nine months ended September 30, 2007 and 2006 was approximately $24 million and $73 million, respectively, with a related tax benefit of approximately $5 million and $10 million, respectively.

There were no option grants during the nine months ended September 30, 2007. Duke Energy granted 1,877,646 options (fair value of approximately $10 million based on a Black-Scholes model valuation) during the nine months ended September 30, 2006. Remaining compensation expense to be recognized for unvested options was determined using a Black-Scholes option valuation model. At September 30, 2007, Duke Energy had approximately $3 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 1.5 years.

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from one to three years. Phantom stock awards outstanding under the 1998 Plan generally vest over periods from one to five years. Duke Energy awarded 1,115,120 shares (fair value of approximately $22 million, based on the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2007. Duke Energy awarded 1,147,950 shares (fair value of approximately $33 million, based on the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2006.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes information about phantom stock awards outstanding at September 30, 2007:

Shares
Number of Phantom Stock Awards:
Outstanding at December 31, 2006	2,612,320
Granted	1,115,120
Vested	(1,195,892)
Forfeited	(91,189)

Outstanding at September 30, 2007	2,440,359

At September 30, 2007, Duke Energy had approximately $19 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.7 years.

Performance Awards

Stock-based performance awards outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Duke Energy awarded 1,534,510 shares (fair value of approximately $23 million, based on a calculation that takes into consideration the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2007. Duke Energy awarded 1,608,820 shares (fair value of approximately $32 million, based on the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2006.

The following table summarizes information about stock-based performance awards outstanding at September 30, 2007:

Shares
Number of Stock-based Performance Awards:
Outstanding at December 31, 2006	4,126,280
Granted	1,534,510
Vested	(1,430,506)
Forfeited	(256,721)

Outstanding at September 30, 2007	3,973,563

At September 30, 2007, Duke Energy had approximately $27 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 1.4 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the nine months ended September 30, 2007. Duke Energy awarded 279,000 shares (fair value of approximately $8 million, based on the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2006.

The following table summarizes information about other stock awards outstanding at September 30, 2007:

Shares
Number of Other Stock Awards:
Outstanding at December 31, 2006	426,507
Vested	(45,709)
Forfeited	(35,366)

Outstanding at September 30, 2007	345,432

At September 30, 2007, Duke Energy had approximately $5 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.4 years.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

6. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation. Inventory is recorded primarily using the average cost method. The decrease in inventory at September 30, 2007 as compared to December 31, 2006 is primarily attributable to Duke Energy’s spin-off of its natural gas businesses on January 2, 2007 (see Note 1).

	September 30, 2007	December 31, 2006
	(in millions)
Materials and supplies	$555	$586
Natural gas	87	372
Coal held for electric generation	387	383
Petroleum products	—	17

Total inventory	$1,029	$1,358

7. Debt and Credit Facilities

In connection with the spin-off of Spectra Energy on January 2, 2007 (see Note 1), Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible debt pursuant to the antidilution provisions of the indenture agreement, resulting in a pre-tax charge of approximately $21 million during the three months ended March 31, 2007, which is recorded in Other Income and Expenses, net in the Consolidated Statements of Operations.

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

In October 2007, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana) may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

Available Credit Facilities and Restrictive Debt Covenants. During the nine months ended September 30, 2007, Duke Energy’s consolidated credit capacity decreased by approximately $1,468 million as a result of the spin-off of the natural gas businesses on January 2, 2007. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. See table below for the borrowing sub limits for specific Duke Energy entities. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program. In addition, the commercial paper program at Duke Energy Carolinas was increased from $650 million to $700 million.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2007, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At September 30, 2007, approximately $629 million of certain pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy the ability to refinance these short-term obligations on a long-term basis.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Credit Facilities Summary as of September 30, 2007 (in millions)

			Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
Duke Energy Corporation
$2,650 multi-year syndicated(a), (b), (c)	June 2012	$2,650	$504	$35	$539
Duke Energy Carolinas, LLC		—	300	6	306

Total(d)		$2,650	$804	$41	$845

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains $850 million sub limit for Duke Energy, $800 million sub limit for Duke Energy Carolinas, $500 million sub limit for Duke Energy Ohio, $400 million sub limit for Duke Energy Indiana and a $100 million sub limit for Duke Energy Kentucky, Inc.
(d)	This summary excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements.

8. Employee Benefit Obligations

Duke Energy adopted the funded status disclosure and recognition provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), effective December 31, 2006. Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Duke Energy used a September 30 measurement date for its defined benefit and other post-retirement plans. Additionally, as discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. The Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans were retained by Spectra Energy. The benefit obligation for the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans was $832 million at December 31, 2006. The fair value of plan assets for the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans was $525 million at December 31, 2006. The remaining pension and other post-retirement plan assets and liabilities distributed to Spectra Energy as part of the spin-off are disclosed in the table below.

In the first quarter of 2007, Duke Energy recorded estimates of the impacts of adoption of the measurement date provisions of SFAS No. 158, as well as the impacts on the recorded amounts of transferred assets and liabilities to Spectra Energy, pending finalization of actuarial calculations of changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006, as well as the recorded amount of transferred assets and liabilities to Spectra Energy. During the second quarter of 2007, these calculations were completed and final amounts are presented in the table below. The finalization of these actuarial calculations had an immaterial impact on Duke Energy’s balance sheets and recorded pension expense for the nine months ended September 30, 2007.

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

The table below identifies significant changes to the individual line items in Duke Energy’s Consolidated Balance Sheets during the nine months ended September 30, 2007 due to the factors above, for the Duke Energy U.S. retirement and other post-retirement plans (amounts in brackets represent credits).

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy qualified retirement plans. Net periodic pension costs of Cinergy are included for the period from the date of the merger (April 1, 2006) and thereafter.

Components of Net Periodic Pension Costs: Qualified Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (a)	2006 (b)	2007 (a)	2006 (b)
	(in millions)
Service cost	$29	$29	$89	$72
Interest cost on projected benefit obligation	61	64	185	160
Expected return on plan assets	(80)	(74)	(240)	(197)
Amortization of prior service cost	3	—	6	—
Amortization of loss	8	12	22	36

Net periodic pension costs	$21	$31	$62	$71

(a)	These amounts exclude approximately zero and $12 million for the three and nine months ended September 30, 2007, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude pre-tax qualified pension cost of approximately $6 million and $17 million for the three and nine months ended September 30, 2006 related to Spectra Energy, which is included in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

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

Duke Energy’s policy is to fund amounts for its U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. During the nine months ended September 30, 2007, Duke Energy contributed approximately $350 million to its legacy Cinergy qualified retirement plans. Duke Energy does not anticipate making any additional contributions to its U.S. retirement plans during the remainder of 2007.

Non-Qualified Pension Plans

The following table shows the components of the net periodic pension costs for Duke Energy’s non-qualified retirement plans. Net periodic pension costs of Cinergy are included for the period from the date of the merger (April 1, 2006) and thereafter.

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (a)	2007	2006 (a)
	(in millions)
Service cost	$(1)	$1	$3	$3
Interest cost on projected benefit obligation	3	2	7	5
Amortization of prior service cost	1	—	1	1

Net periodic pension costs	$3	$3	$11	$9

(a)	These amounts exclude pre-tax non-qualified pension cost of approximately $2 million and $5 million for the three and nine months ended September 30, 2006, respectively, related to Spectra Energy, which is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

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

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for Duke Energy’s other post-retirement benefit plan. Net periodic benefit costs of Cinergy are included for the period from the date of the merger (April 1, 2006) and thereafter.

Components of Net Periodic Other Post-Retirement Benefit Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (a)	2006 (b)	2007 (a)	2006 (b)
	(in millions)
Service cost	$3	$3	$9	$9
Interest cost on accumulated post—retirement benefit obligation	14	17	42	42
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of net transition liability	3	3	9	9
Amortization of prior service cost	1	—	3	—
Amortization of loss	1	1	4	5

Net periodic other post-retirement benefit costs	$19	$21	$58	$56

(a)	These amounts exclude approximately $4 million and $8 million of regulatory asset amortization for the three and nine months ended September 30, 2007, respectively, resulting from purchase accounting.
(b)	These amounts exclude pre-tax post-retirement benefit cost of approximately $5 million and $15 million for the three and nine months ended September 30, 2006, respectively, related to Spectra Energy, which is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

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

During the three and nine months ended September 30, 2007, Duke Energy contributed approximately $62 million to its other post-retirement plans. Of this amount, approximately $32 million was contributed to legacy Cinergy other post-retirement plans and approximately $30 million was contributed to Duke Energy other post-retirement plans. Duke Energy does not anticipate making any additional contributions to its other post-retirement plans during the remainder of 2007.

Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy expensed employer matching contributions of $17 million for the three months ended September 30, 2007 compared to $16 million for the three months

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

ended September 30, 2006. Duke Energy expensed employer matching contributions of approximately $53 million for the nine months ended September 30, 2007 compared to $53 million for the nine months ended September 30, 2006. These amounts exclude pre-tax expenses of $2 million and $6 million for the three and nine months ended September 30, 2006, respectively, related to Spectra Energy, which is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

9. Goodwill and Intangible Assets

Duke Energy evaluates the impairment of goodwill under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires an annual goodwill impairment test to be performed as of the same date each year. Duke Energy performs its annual impairment testing of goodwill in the third quarter of each year, or more frequently if events or circumstances occur that would indicate the probability of impairment. Duke Energy did not record any impairment charges in the third quarter of 2007 as a result of its annual impairment test.

The following table shows the components of goodwill at September 30, 2007.

	Balance December 31, 2006	Changes	Balance September 30, 2007
	(in millions)
U.S. Franchised Electric and Gas	$3,500	$(16)	$3,484
Natural Gas Transmission(a)	3,523	(3,523)	—
Commercial Power	885	(7)	878
International Energy	267	18	285

Total consolidated	$8,175	$(3,528)	$4,647

(a)	As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, including the former Natural Gas Transmission business segment.

The carrying amount and accumulated amortization of intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Emission allowances	$450	$587
Gas, coal and power contracts	295	318
Other(a)	114	61

Total gross carrying amount	859	966

Accumulated amortization—gas, coal and power contracts	(82)	(46)
Accumulated amortization—other	(21)	(15)

Total accumulated amortization	(103)	(61)

Total intangible assets, net	$756	$905

(a)	Increase in Intangible assets primarily related to the acquisition of the wind power development assets of Energy Investor Funds from Tierra Energy (see Note 2).

Carrying values of emission allowances sold or consumed during the three months ended September 30, 2007 and 2006 were $66 million and $150 million, respectively. Carrying values of emission allowances sold or consumed during the nine months ended September 30, 2007 and 2006 were $224 million and $286 million, respectively.

Amortization expense for intangible assets for the three months ended September 30, 2007 and 2006 was approximately $15 million and $15 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2007 and 2006 was approximately $42 million and $23 million, respectively.

As of April 3, 2006, Duke Energy recorded an intangible liability in connection with the merger with Cinergy amounting to approximately $113 million associated with the Market Based Standard Service Offer (MBSSO) in Ohio that will be recognized in earnings over the remaining regulatory period, which ends on December 31, 2008. The carrying amount of this intangible liability was approximately $78 million at September 30, 2007. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

power sale contracts in connection with the merger with Cinergy. The carrying amount of these intangible liabilities was approximately $27 million at September 30, 2007. During the three and nine months ended September 30, 2007, Duke Energy amortized approximately $15 million and $29 million to income, respectively, related to these intangible liabilities. During the three and nine months ended September 30, 2006, Duke Energy amortized approximately $31 million and $35 million to income, respectively, related to these intangible liabilities. Intangible liabilities are classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

10. Impairment, Severance and Other Charges

Impairment. During the second quarter of 2006, International Energy recorded a $55 million other-than-temporary impairment charge related to an investment in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues were generated from a gas compression services agreement (GCSA) with the Mexican National Oil Company (PEMEX). The other-than-temporary impairment loss was recorded to reduce the carrying value of the investment to its realizable value. The charge consisted of a $17 million impairment of the carrying value of the equity method investment, which has been classified within Losses on Sales and Impairments of Equity Investments in the Consolidated Statements of Operations for the nine months ended September 30, 2006, and a $38 million impairment of notes receivable from Campeche, which has been classified within Operation, Maintenance and Other in the Consolidated Statements of Operations for the nine months ended September 30, 2006.

The GCSA expired in August 2007 and ownership of the facility transferred to PEMEX.

Severance and Other Charges. During the three and nine months ended September 30, 2007, Duke Energy recorded approximately $1 million and $19 million of severance charges, respectively, primarily under its ongoing severance plan. Of this amount, approximately $12 million was recorded in the second quarter of 2007 and relates to a voluntary termination program whereby eligible employees were provided a window during which to accept termination benefits. A total of 116 employees accepted the termination benefits during the voluntary window period, which closed in June 2007.

Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

Severance Reserve

	Balance at January 1, 2007	Provision/ Adjustments	Cash Reductions	Balance at September 30, 2007
	(in millions)
Natural Gas Transmission(a)	$2	$(2)	$—	$—
Other	60	15	(48)	27

Total(b)	$62	$13	$(48)	$27

(a)	Liability was transferred as part of the spin-off of the natural gas businesses on January 2, 2007.
(b)	Severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

Post-Retirement Benefits. In July 2007, Duke Energy offered a voluntary early retirement incentive plan to approximately 1,100 eligible employees. The special termination benefit that was offered was a healthcare reimbursement account that could be used by participants for reimbursement of qualifying medical expenses. There were no severance benefits offered in connection with this plan. The window for acceptance of these voluntary termination benefits closed on August 15, 2007. During the three months ended September 30, 2007, approximately 170 employees accepted the offer and, pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Duke Energy recorded a charge of approximately $6 million related to this voluntary plan.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

11. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Discontinued Operations (in millions)

		Operating (Loss) Income			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Income	Income Tax (Benefit) Expense	Operating (Loss) Income, Net of Tax	Pre-tax Income (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax	(Loss) Income from Discontinued Operations, Net of Tax
Three Months Ended September 30, 2007
Other	$—	$(6)	$(2)	$(4)	$—	$—	$—	$(4)

Total consolidated	$—	$(6)	$(2)	$(4)	$—	$—	$—	$(4)

Three Months Ended September 30, 2006
Spectra Energy	$868	$346	$115	$231	$—	$—	$—	$231
Commercial Power	32	12	8	4	14	3	11	15
International Energy	4	1	—	1	—	—	—	1
Other	53	(15)	(12)	(3)	59	21	38	35

Total consolidated	$957	$344	$111	$233	$73	$24	$49	$282

Nine Months Ended September 30, 2007
Commercial Power	$—	$—	$—	$—	$(1)	$5	$(6)	$(6)
International Energy	—	8	3	5	—	—	—	5
Other	—	(14)	(4)	(10)	7	2	5	(5)

Total consolidated	$—	$(6)	$(1)	$(5)	$6	$7	$(1)	$(6)

Nine Months Ended September 30, 2006
Spectra Energy	$3,317	$1,128	$389	$739	$—	$—	$—	$739
Commercial Power	34	1	5	(4)	8	(5)	13	9
International Energy	14	1	—	1	(10)	(3)	(7)	(6)
Other	745	(58)	(24)	(34)	(175)	(63)	(112)	(146)

Total consolidated	$4,110	$1,072	$370	$702	$(177)	$(71)	$(106)	$596

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006. Assets held for sale at both September 30, 2007 and December 31, 2006 primarily relate to Duke Energy Indiana’s Wabash River Power Station, as well as certain Duke Energy Ohio trading contracts that were sold in 2006 that have yet to be novated. Duke Energy does not anticipate recognizing a material gain or loss on these transactions.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale (in millions)

	September 30, 2007	December 31, 2006
Current assets	$5	$28
Investments and other assets	—	19
Property, plant and equipment, net	116	115

Total assets held for sale	$121	$162

Current liabilities	$5	$26
Deferred credits and other liabilities	3	18

Total liabilities associated with assets held for sale	$8	$44

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Spectra Energy. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of Spectra Energy, which principally consisted of Duke Energy’s former Natural Gas Transmission business segment and Duke Energy’s former 50% ownership interest in DCP Midstream, to Duke Energy shareholders. The results of operations of these businesses are presented as discontinued operations for the three and nine months ended September 30, 2006 in the accompanying Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off.

Consolidated balance sheet amounts as of December 31, 2006 have not been retroactively adjusted to reflect amounts associated with the spun off operations.

(Loss) Income From Discontinued Operations, net of tax, for the three and nine months ended September 30, 2006 includes interest expense of approximately $150 million and $440 million, respectively, associated with the debt distributed in the spin-off of Spectra Energy. Additionally, (Loss) Income From Discontinued Operations, net of tax, for Duke Energy’s former Spectra Energy operations for the three and nine months ended September 30, 2006 includes gains of approximately $21 million and losses of approximately $24 million, respectively, previously classified in Other, resulting from mark-to-market movements in discontinued hedges at DCP Midstream.

Included in (Loss) Income From Discontinued Operations, net of tax, for the three and nine months ended September 30, 2007 are pre-tax amounts of approximately $1 million and $16 million, respectively, related to costs to achieve the Spectra Energy spin-off, primarily fees to outside service providers. These costs were approximately $10 million and $17 million for the three and nine months ended September 30, 2006, respectively.

Effective with the spin-off, Duke Energy and Spectra Energy entered into a Transition Services Agreement (TSA) whereby Duke Energy will provide certain support services to Spectra Energy for a period that is not anticipated to extend beyond one year from the date of the spin-off. Amounts received by Duke Energy during the three and nine months ended September 30, 2007 under this TSA were approximately $3 million and $14 million, respectively. Additionally, Duke Energy anticipates that there will be very limited commercial business activities between Duke Energy and Spectra Energy subsequent to the spin-off and Duke Energy does not anticipate significant continuing involvement in the transferred businesses.

Additionally, effective with the spin-off, Duke Energy and Spectra Energy entered into various reinsurance and other related agreements that allocated certain assets to Spectra Energy and DCP Midstream created under insurance coverage provided prior to the spin-off by Duke Energy’s captive insurance subsidiary and third party reinsurance companies. Under these agreements, Spectra Energy’s captive insurance subsidiary reinsured 100% of Duke Energy’s retained risk under the insurance coverage provided prior to the spin-off. Consistent with the terms of the reinsurance agreement entered into while all parties were under the common control of Duke Energy, Duke Energy paid approximately $95 million in cash to Spectra Energy’s captive insurance company, which was placed in a grantor trust to secure Spectra Energy’s obligation to Duke Energy under the Spectra Energy reinsurance agreements. This transfer is reflected in Cash distributed to Spectra Energy within financing activities on the Consolidated Statements of Cash Flows. As of September 30, 2007, Duke Energy has a total liability to Spectra Energy and DCP Midstream related to these agreements of approximately $190 million, which is reflected in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. This liability is offset by a corresponding receivable, of which approximately $80 million is due from Spectra Energy’s captive insurance subsidiary under the Spectra Energy reinsurance agreement and approximately $110 million is due from third party reinsurance companies. These amounts are reflected in Other Investments and Other Assets in the Consolidated Balance Sheets. In the event any of the reinsurance companies deny coverage for any of the claims covered under these agreements, Duke Energy is not obligated to pay Spectra Energy or DCP Midstream. Further, Duke Energy is providing no insurance coverage to Spectra Energy or DCP Midstream for events which occur subsequent to the spin-off date.

Also refer to Notes 5, 7, 8, 9, 10, 12, 13, 15, 16, 17 and 19 for additional information related to the spin-off transaction.

As discussed above, the results of operations for all of the businesses transferred to Spectra Energy are presented as discontinued operations for all periods presented. Significant transactions occurring during the three and nine months ended September 30, 2006 related to Spectra Energy, which primarily include transactions at Duke Energy’s former Natural Gas Transmission and Field Services business segments, are discussed below. Additionally, significant transactions occurring during the three and nine months ended September 30, 2007 and 2006 within other operations of Duke Energy that resulted in discontinued operations presentation are discussed below.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Three and nine months ended September 30, 2007

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

Three and nine months ended September 30, 2006

Spectra Energy. The sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and pre-tax gain of $5 million. In addition, the sale of shares of stock, received as consideration for the settlement of a customer’s transportation contract, resulted in proceeds of approximately $24 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain equivalent to the proceeds received from the sale of stock.

Commercial Power. In June 2006, Duke Energy announced it had reached an agreement to sell Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc., as well as certain Duke Energy Ohio trading contracts, to Fortis, a Benelux-based financial services group. Results of operations for Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc., as well as certain Duke Energy Ohio trading contracts, have been reflected in (Loss) Income from Discontinued Operations, net of tax, from the date of the Cinergy merger to September 30, 2006. The sale was completed in October 2006.

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

Other. During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of Duke Energy North America’s (DENA) remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million. Approximately $700 million had been incurred from the announcement date through September 30, 2006, of which approximately $230 million was incurred during the nine months ended September 30 2006.

In January 2006, Duke Energy signed an agreement to sell to LS Power Equity Partners (LS Power) DENA’s entire fleet of power generation assets outside the Midwest, representing approximately 6,100 megawatts of power generation located in the Western and Northeast United States. In May 2006, the transaction with LS Power closed and total proceeds from the sale were approximately $1.56 billion, including certain working capital adjustments. Additional proceeds of up to approximately $40 million were subject to LS Power obtaining certain state regulatory approvals. On July 20, 2006, the Public Utilities Commission of the State of California approved a toll arrangement related to the Moss Landing facility previously sold to LS Power. In August 2006, LS Power made an additional payment to Duke Energy of approximately $40 million, which was recorded as an additional gain on the sale of assets.

During the first quarter of 2006, Duke Energy acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC for approximately $71 million. The assets and liabilities of Bridgeport were included as part of former DENA’s power generation assets, which were sold to a subsidiary of LS Power, as discussed above.

In the fourth quarter of 2006, the last remaining contract related to Duke Energy Merchants, LLC (DEM) expired, which completed Duke Energy’s exit from DEM’s operations. Accordingly, results of operations for DEM for the three and nine months ended September 30, 2006 have been reclassified to a component of (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

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

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy’s segments are the same as those described in the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 in Duke Energy’s Form 8-K filed October 1, 2007. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2007
U.S. Franchised Electric and Gas	$2,750	$6	$2,756	$760	$393
Commercial Power	770	2	772	121	68
International Energy	276	—	276	92	20
Crescent(c)	—	—	—	10	—

Total reportable segments	3,796	8	3,804	983	481
Other	22	18	40	(44)	17
Eliminations	—	(26)	(26)	—	—
Interest expense	—	—	—	(178)	—
Interest income and other(b)	—	—	—	73	—

Total consolidated	$3,818	$—	$3,818	$834	$498

Three Months Ended September 30, 2006
U.S. Franchised Electric and Gas	$2,477	$5	$2,482	$678	$363
Commercial Power	494	3	497	57	45
International Energy	233	—	233	68	18
Crescent(c)	66	—	66	300	1

Total reportable segments	3,270	8	3,278	1,103	427
Other	9	20	29	(151)	15
Eliminations	—	(28)	(28)	—	—
Interest expense	—	—	—	(182)	—
Interest income and other(b)	—	—	—	21	—

Total consolidated	$3,279	$—	$3,279	$791	$442

Nine Months Ended September 30, 2007
U.S. Franchised Electric and Gas	$7,386	$18	$7,404	$1,786	$1,117
Commercial Power	1,725	8	1,733	147	172
International Energy	782	—	782	283	58
Crescent(c)	—	—	—	29	—

Total reportable segments	9,893	26	9,919	2,245	1,347
Other	56	75	131	(194)	43
Eliminations	—	(101)	(101)	—	—
Interest expense	—	—	—	(502)	—
Interest income and other(b)	—	—	—	161	—

Total consolidated	$9,949	$—	$9,949	$1,710	$1,390

Nine Months Ended September 30, 2006
U.S. Franchised Electric and Gas	$5,890	$14	$5,904	$1,388	$953
Commercial Power	955	5	960	50	114
International Energy	705	—	705	178	53
Crescent(c)	221	—	221	515	1

Total reportable segments	7,771	19	7,790	2,131	1,121
Other	31	74	105	(355)	38
Eliminations	—	(93)	(93)	—	—
Interest expense	—	—	—	(470)	—
Interest income and other(b)	—	—	—	43	—

Total consolidated	$7,802	$—	$7,802	$1,349	$1,159

(a)	Segment results exclude results of entities classified as discontinued operations.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(b)	Other includes foreign currency transaction gains and losses.
(c)	In September 2006, an indirect wholly-owned subsidiary of Duke Energy contributed all the membership interests in Crescent to a newly formed joint venture, causing Duke Energy to deconsolidate Crescent. As a result, Crescent segment data includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	September 30, 2007	December 31, 2006
	(in millions)
U.S. Franchised Electric and Gas	$35,239	$34,346
Natural Gas Transmission(a)	—	19,002
Field Services(a)	—	1,233
Commercial Power	6,680	6,826
International Energy	3,585	3,332
Crescent	199	180

Total reportable segments	45,703	64,919
Other	3,452	3,810
Reclassifications(b)	(128)	(29)

Total consolidated assets	$49,027	$68,700

(a)	On January 2, 2007, Duke Energy completed the spin-off of the natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream, which was part of the Field Services business segment (see Note 1).
(b)	Represents reclassification of federal tax balances in consolidation.

13. Risk Management Instruments

The following table shows the carrying value of Duke Energy’s derivative portfolio as of September 30, 2007, and December 31, 2006.

Derivative Portfolio Carrying Value (in millions)

	September 30, 2007	December 31, 2006
Hedging	$(33)	$13
Trading	—	2
Undesignated	17	(32)

Total	$(16)	$(17)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy’s Consolidated Balance Sheets, excluding approximately $5 million of derivative assets and $5 million of derivative liabilities which are included in assets and liabilities held for sale at September 30, 2007.

The $46 million decrease in the hedging portfolio fair value is due primarily to declines in the fair value of certain commodity cash flow hedges within Commercial Power and the transfer of certain designated hedges to Spectra Energy.

The $49 million increase in the undesignated derivative portfolio fair value is due primarily to unrealized mark-to-market gains on coal derivatives within Commercial Power, settlement of mark-to-market losses from the former DENA business and the transfer of mark-to-market balances to Spectra Energy. This was partially offset by unrealized mark-to-market losses within Commercial Power, primarily as a result of higher power prices.

Commodity Cash Flow Hedges. As of September 30, 2007, $25 million of the pre-tax unrealized net losses on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in AOCI are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. The values in AOCI are comprised of both active and terminated cash flow hedges. The fair values in AOCI related to the active commodity cash flow hedges will change prior to reclassification into earnings in accordance with changes in market prices of each commodity. The terminated hedge value will not change with changes in market prices and will be reclassified into earnings as the hedged transaction occurs.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The ineffective portion of commodity cash flow hedges resulted in the recognition of an immaterial amount in the three and nine months ended September 30, 2007 and 2006. The amount recognized for transactions that no longer qualified as cash flow hedges was not material for the three and nine months ended September 30, 2007 and 2006, respectively.

Commodity Fair Value Hedges. The ineffective portion of commodity fair value hedges resulted in the recognition of an immaterial amount for the three and nine months ended September 30, 2007. The ineffective portion of commodity fair value hedges resulted in an immaterial amount and a pre-tax gain of $7 million for the three and nine months ended September 30, 2006, respectively.

14. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC), the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in Ohio, Kentucky, South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., Cinergy, Duke Energy Ohio, Duke Energy Kentucky, Inc. (Duke Energy Kentucky) and/or Duke Energy Carolinas to meet additional conditions. While the merger itself was not subject to approval by the Indiana Utility Regulatory Commission (IURC), the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. As of March 31, 2007, Duke Energy Ohio had completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of these rate reductions were passed through to customers during 2007. Approximately $10 million and $26 million of these rate reductions were passed through to customers during the three and nine months ended September 30, 2006, respectively.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $1 million and $2 million of the rate reduction was passed through to customers during the three and nine months ended September 30, 2007, respectively. Approximately $1 million was passed through to customers during the three and nine months ended September 30, 2006.

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $16 million of the rate reduction was passed through to customers during 2007. Approximately $11 million and $15 million was passed through to customers during the three and nine months ended September 30, 2006, respectively.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $62 million of the rate reduction was passed through to customers during 2007. Approximately $28 million of the rate reduction was passed through to customers during the three and nine months ended September 30, 2006.

•

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 1, 2007, Duke Energy Carolinas was required to file a general rate case or demonstrate that Duke Energy Carolinas’ existing rates and charges should not be changed (see discussion under “Duke Energy Carolinas Rate Case” below). This review has been consolidated with the proceeding that the NCUC is required to undertake in connection with the North Carolina clean air legislation to review Duke Energy Carolinas’ environmental compliance costs. The NCUC specifically noted that it has made no determination that the rates currently being charged by Duke Energy Carolinas are, in fact, unjust or unreasonable.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the NCUC’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $13 million of the rate reduction was passed through to customers during 2007. Approximately $12 million and $17 million of the rate reduction was passed through to customers during the three and nine months ended September 30, 2006, respectively.

•	The Federal Energy Regulatory Commission (FERC) approved the merger without conditions.

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. The matter was stayed pending the result of ongoing settlement negotiations between Duke Energy and the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 5, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provides for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million in the three months ended March 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

U.S. Franchised Electric and Gas. Rate Related Information. The NCUC, PSCSC, IURC and KPSC approve rates for retail electric and gas sales within their states. The PUCO approves rates and market prices for retail gas and electric sales within Ohio. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $1,050 million from inception, with approximately $75 million and $62 million recorded in the third quarters of 2007 and 2006, respectively, and approximately $187 million and $188 million recorded for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, cumulative expenditures totaled approximately $1,140 million, with $311 million and $291 million incurred during the nine months ended September 30, 2007 and 2006, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $2.0 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC will consider the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas Rate Case” below). Additionally, federal, state and environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), and the Clean Air Mercury Rule (CAMR) could result in additional costs to reduce emissions from Duke Energy’s coal-fired power plants.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. Overall, Duke Energy Carolinas asked for a 3.6% increase (or approximately $140 million) in total revenues. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), a settlement agreement among Duke Energy Carolinas, the NCUC Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which includes Duke Energy Carolinas and all intervening parties to the rate case, reflects agreements on all but two significant issues in these matters. In addition to the Partial Settlement, the treatment of ongoing merger cost savings resulting from Duke Energy’s merger with Cinergy and the proposed amortization of the Duke Energy Carolinas’ GridSouth development costs was presented to the NCUC for a ruling.

The Partial Settlement reflects an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05% – 7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas will discontinue the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and will capitalize all environmental compliance costs above the expected cumulative amortization amount of $1.05 billion projected for the end of 2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement is designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the settlement, Duke Energy Carolinas agreed to alter the BPM profit sharing arrangement that currently includes a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. Under the Partial Settlement, Duke Energy Carolinas will share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC began hearing evidentiary testimony on October 16, 2007. Duke Energy does not expect the final resolution of the Partial Settlement to have a material impact on its earnings. The impact of resolution of the remaining matters not addressed in the Partial Settlement is dependent upon the NCUC’s ruling, which Duke Energy expects to receive by the end of 2007.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a Rate Stabilization Plan (RSP), a MBSSO approved by the PUCO in November 2004. In March 2005, the Office of the Ohio Consumers’ Council (OCC) appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio and the Court issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Court ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order.

In October 2007, the PUCO issued its ruling affirming the MBSSO, with certain modifications, and maintained the current price. The ruling provides for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also rescinds the requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator and required Duke Energy Ohio to retain ownership for the remainder of the RSP period. Duke Energy Ohio has not decided whether to seek a rehearing of the PUCO’s ruling. The Order also discusses the termination of the Regulatory Transition Charge (RTC) at the end of 2008. Duke Energy Ohio will seek further confirmation from the PUCO that the RTC termination in 2008 pertains only to residential customers pursuant to a 2004 order of the PUCO.

In August 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO through 2010. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. The application is pending and Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio’s MBSSO includes a fuel clause, reserve capacity (System Reliability Tracker or SRT) and an Annually Adjusted Component (AAC) to recover changes in environmental, tax and homeland security costs which are audited annually by the PUCO. In April 2007, Duke Energy Ohio entered into a settlement resolving all open issues identified in the 2006 audits and application to amend the 2007 AAC market price with some, but not all, of the parties. The PUCO held a hearing regarding the settlement. A PUCO decision is

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

expected before the end of 2007. Duke Energy Ohio cannot predict an outcome of these proceedings; however, Duke Energy Ohio does not expect the settlement agreement to have a material impact on its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio seeks an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requests approval to continue tracker recovery costs associated with an accelerated gas main replacement program. The PUCO accepted the application for filing in September 2007.

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

In August 2007 the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, and any other annual rate adjustments under the tracking mechanism. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Duke Energy Kentucky and the KPSC have appealed these cases to the Kentucky Court of Appeals and continues to utilize tracking mechanisms in its billed rates to customers. At this time, Duke Energy Kentucky cannot predict the outcome of these proceedings.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs, and links energy savings to retiring older coal plants. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. A hearing is expected in 2008. On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ application is based on the application filed in North Carolina. An evidentiary hearing has been set for February 5-6, 2008. As implementation of the plan is subject to approval of the NCUC and PSCSC, Duke Energy is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/ Energy Efficiency Program (DSM Program). The DSM Program consists of ten residential and two commercial programs. Implementation of the programs will begin over the next several months. The programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs will be recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On October 29, 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Similar to the plans in North Carolina and South Carolina, Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. The IURC is expected to consider the petition in a hearing sometime in 2008.

New Legislation. South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2007 is expected to be approximately $15 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear base-load generation, cost recovery assurance for construction costs associated with nuclear or coal base-load generation, and the ability to recover financing costs for new nuclear base-load generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as base-load generation construction costs. A utility may include financing costs related to construction work in progress for base-load plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On August 23, 2007, the NCUC initiated a rulemaking proceeding to adopt new rules and modify existing rules, as appropriate, to implement the legislation. At this time, Duke Energy is not able to estimate the impact these legislative initiatives might have on its consolidated results of operations, cash flows, or financial position.

On September 25, 2007, at the request of the Governor of Ohio, the Ohio Senate introduced a bill (SB 221) that proposes a comprehensive change to Ohio’s 1999 electric energy industry restructuring legislation. If enacted, SB 221 would expand the PUCO’s authority over generation to: implement the state’s revised energy policy; regulate electric distribution utility prices for standard service; and permit the PUCO to implement rules for advanced energy portfolio and energy efficiency standards, greenhouse gas emission reporting requirements, and pilot project carbon sequestration activities in conjunction with other state agencies. Under SB 221, electric distribution utilities have the ability to apply for PUCO approval of one of two generation pricing alternatives –a market option or an Electric Security Plan (ESP) option. The market option is based upon a competitive bidding process. The ESP option will allow for the recovery of specified costs . The PUCO, however, would have authority to disallow the market option and compel the ESP option. SB 221, if enacted, would limit the ability of a utility to transfer its dedicated generating assets to an exempt wholesale generator absent PUCO approval. SB 221 passed the Ohio Senate on October 31, 2007, and is currently pending before the Ohio House.

Other. U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it had entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy announced its intent to purchase Southern Company’s 500 MW interest in the proposed William States Lee III nuclear power project, making the plant’s total output available to Duke Energy Carolinas’ electric customers. With selection of the Cherokee County site, Duke Energy Carolinas is moving forward with previously announced plans to develop an application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 MW. The COL application submittal to the NRC is anticipated in late 2007. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On September 20, 2006, Duke Energy Carolinas filed an application with the NCUC requesting an NCUC order (1) finding that work performed by Duke Energy Carolinas to ensure the availability of nuclear generation by 2016 for its customers is prudent and consistent

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

with the promotion of adequate, reliable, and economical utility service to the citizens of North Carolina and the polices expressed in North Carolina General Statute 62-2, and (2) providing expressly that Duke Energy Carolinas may recover in rates, in a timely fashion, the North Carolina allocable portion of its share of costs prudently incurred to evaluate and develop a new nuclear generation facility through December 31, 2007, whether or not a new nuclear facility is constructed. On March 20, 2007, the NCUC issued an Order which gave its “general assurance” and held that it is appropriate for Duke Energy Carolinas to conduct the development work to preserve the nuclear option for its customers, and that Duke Energy Carolinas may recover its North Carolina allocable portion of such development costs (even if the William States Lee III Nuclear Station is not constructed) if they are found to be prudent and reasonable in a future general rate case proceeding. The Public Staff of the NCUC, which represents consumer interests, filed a motion for clarification/reconsideration with the NCUC on April 19, 2007. On August 6, 2007, the NCUC issued a clarifying order, which made no material changes to its March 20, 2007 order.

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including allowance for funds used during construction (AFUDC)), and certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. Duke Energy opposed the motions and the NCUC denied the motions for reconsideration in June 2007. On May 30, 2007, Duke Energy Carolinas filed an updated cost estimate for the approved new Cliffside Unit 6. The current capital cost estimate is $1.8 billion, which excludes AFUDC of $600 million. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $63 million in federal advanced clean coal tax credits. On July 11, 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

The North Carolina Department of Environment and Natural Resources re-issued a draft air permit for the approved Cliffside unit on August 14, 2007. A public hearing was held on September 18, 2007 and the public comment period on the draft air permit ended October 31, 2007. On October 11, 2007, two individual plaintiffs and the environmental group N.C. WARN filed a petition against the North Carolina Department of Environment and Natural Resources seeking to contest the granting of a wastewater discharge permit to Duke Energy Carolinas for the Cliffside Steam Station. Plaintiffs seek to block the construction of the new unit. Duke Energy has intervened in the matter.

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. Duke Energy Carolinas intends to file CPCN applications for the two combined cycle facilities in the fourth quarter of 2007.

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

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking CPCN’s for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base-load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. As with Duke Energy Carolinas’ Cliffside project, Duke Energy Indiana’s estimated costs for the potential IGCC project have increased. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry (EPRI) total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design (FEED) Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including AFUDC). An evidentiary hearing was held June 18-22, 2007, and a public field hearing was held on August 29, 2007. An order is expected in the fourth quarter 2007. In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy is currently exploring its options, including assuming 100% of the plant capacity. Absent identification of an alternative joint owner, Duke Energy Indiana would own 100% of the IGCC plant capacity.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program; however, at this time, Duke Energy Ohio cannot predict the outcome or the impact of the statewide Ohio investigation.

FERC Issues Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

Open Access Transmission Tariff. On February 15, 2007, the FERC issued a Final Rule (Order 890) in its Open Access Transmission Tariff rulemaking. On March 19, 2007, Duke Energy Carolinas filed a request for rehearing and clarification with regards to this order. There are fourteen specific areas where clarification and rehearing would greatly assist Transmission Providers understanding and implementation of the new rules. Duke Energy Carolinas has also made several compliance filings with regard to Order 890. At this time, Duke Energy Carolinas does not believe that the order will have a material impact on its consolidated results of operations, cash flows, or financial position.

Commercial Power. Reported results for Commercial Power are subject to volatility due to the over- or under-collection of certain costs, including fuel and purchased power, since Commercial Power is not subject to regulatory accounting pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In addition, Commercial Power could be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

15. Commitments and Contingencies

Environmental

Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy.

Remediation activities. Duke Energy and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy operations, sites formerly owned or used by Duke Energy entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Duke Energy believes that completion or resolution of these matters will have no material adverse effect on its consolidated results of operations, cash flows or financial position.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR and CAIR in May 2005. The CAMR limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2.

The emission controls Duke Energy is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with CAMR and CAIR requirements. Duke Energy currently estimates its CAIR Phase 2 compliance costs at approximately $150 million for Duke Energy Carolinas’ electric operations over the period 2010-2016. In addition, Duke Energy currently estimates that its Midwest electric operations will spend approximately $720 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR and approximately $450 million for CAIR/CAMR Phase 2 compliance costs over the period 2007-2016. Duke Energy is currently unable to estimate the cost of complying with Phase 2 of CAMR beyond 2016. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $220 million over the period 2007-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $51 million and $73 million as of September 30, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy’s owned and operated plants have been subject to these allegations and lawsuits. Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six of Duke Energy owned and co-owned generating stations in the Midwest. Additionally, the suit claims that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. In addition, three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law, that 11 of 23 projects undertaken at the units do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of EPA’s interpretation of the applicable regulations. The defendants have filed motions for reconsideration of the trial court’s rulings. A jury trial has been set to commence on May 5, 2008.

In March 2000, the United States also filed suit in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and Duke Energy Ohio. This suit is being defended by CSP (the CSP case). A trial on liability issues was conducted in July 2005. On October 9, 2007, CSP announced a settlement of its case. The settlement includes commitments by CSP to construct environmental equipment or otherwise to reduce emissions at certain plants and the payment of penalties and money to various environmental projects. Duke Energy does not expect the settlement to have a material impact on its consolidated results of operations, cash flows, or financial position. In addition, Cinergy and Duke Energy Ohio have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. This case is currently in discovery in front of the same judge who had the CSP case.

Other than the CSP case, it is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these matters.

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral argument was held before the Second Circuit Court of Appeals on June 7, 2006. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Duke Energy and Cinergy were served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their notice of appeal to the Fifth Circuit Court of Appeals. It is not possible to predict with certainty whether Duke Energy or Cinergy will incur any liability or to estimate the damages, if any, that Duke Energy or Cinergy might incur in connection with this matter.

San Diego Price Indexing Cases. Duke Energy and several of its affiliates, as well as other energy companies, are parties to 25 lawsuits which have been coordinated as the “Price Indexing Cases” in San Diego, California. Twelve of the lawsuits sought class-action certification. The plaintiffs allege that the defendants conspired to manipulate price of natural gas in violation of state and/or federal antitrust laws, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. In December 2006, Duke Energy executed an agreement to settle the 12 class action cases. In June 2007, judgment granting final approval to the class action settlement was entered. The proposed settlement will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. The proceedings in the remaining 13 cases had been stayed until the earlier of a ruling by the Court of Appeals for the Ninth Circuit in the pending cases discussed immediately below, or November 9, 2007.

Other Price Reporting Cases. A total of 12 lawsuits have been filed against Duke Energy affiliates and other energy companies. Seven of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases have appealed their respective rulings. Oral argument on four of these appeals was heard before the U.S. Ninth Circuit Court of Appeals on February 13, 2007. On September 24, 2007, the Ninth Circuit reversed the prior rulings and remanded the cases to the District Court for further proceedings. Defendants have requested that the court reconsider its opinion. In July 2007, the judge in two of the cases reconsidered and reversed his prior ruling dismissing the cases. The seventh case has been appealed. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. Duke Energy is unable to express an opinion regarding the probable outcome or estimate damages, if any, related to these matters at this time.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Duke Energy Retirement Cash Balance Plan. A class action lawsuit has been filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (e.g., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. The plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A second class action lawsuit was filed in federal court in South Carolina, alleging similar claims and seeking to represent the same class of defendants. The second case has been voluntarily dismissed, without prejudice, effectively consolidating it with the first case. A portion of this liability was assigned to Spectra Energy in connection with the spin-off in January 2007. The matter is currently in discovery with a tentative trial date of June 2008. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants during the 1960s through the early 1980s.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,143 million and $1,159 million as of September 30, 2007 and December 31, 2006, respectively, and are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities. These reserves are based upon Duke Energy’s best estimate of the probable liability for future asbestos claims through 2021. Although it is possible that claims will continue to be filed after that date, the uncertainties inherent in a longer-term forecast prevent us from making reliable estimates of the indemnity and medical expenses that might be incurred after that date. Asbestos-related reserve estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to uncertainty. Factors such as the frequency and magnitude of future claims could change the current estimates of the related reserves and claims for recoveries reflected in the accompanying Consolidated Financial Statements. However, Duke Energy does not currently anticipate that any changes to these estimates will have any material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy has third-party insurance to cover losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through September 30, 2007, Duke Energy has made approximately $450 million in payments that apply to this retention. The insurance policy allows for potential insurance recoveries of up to $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets as of September 30, 2007 and December 31, 2006, respectively.

Duke Energy Indiana and Duke Energy Ohio have also been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. The impact on Duke Energy’s results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana and Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Litigation and Legal Proceedings. Duke Energy and its subsidiaries are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Duke Energy believes that the final disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy has exposure to certain legal matters that are described herein. As of September 30, 2007 and December 31, 2006, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.2 billion and $1.3 billion, including the aforementioned asbestos liabilities, respectively, for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. As of September 30, 2007, Duke Energy has recognized approximately $1,040 million of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Energy expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Commercial Power produces synthetic fuel (synfuel) from facilities that qualify for tax credits (through 2007) in accordance with Section 29/45K of the Internal Revenue Code if certain requirements are satisfied. These credits reduce Duke Energy’s income tax liability and therefore Duke Energy’s effective tax rate. Commercial Power’s sale of synfuel had generated $339 million in tax credits through December 31, 2005. During the first quarter of 2006, an agreement was in place with the plant operator which would indemnify Duke Energy in the event that tax credits are insufficient to support operating expenses. This agreement did not continue for the remainder of 2006. After reducing for the possibility of phase-out in 2006, the amount of additional credits generated through December 31, 2006 was approximately $20 million. Tax credits recorded during the three and nine months ended September 30, 2007 were approximately $66 million and $115 million, respectively. In July 2007, Duke Energy was advised by a supplier of likely shortages in the availability of a key material used in the production of synfuel, which was expected to adversely impact the levels of synfuel production during the second half of 2007. In the third quarter of 2007, Duke Energy successfully identified alternative suppliers for the material to continue synfuel production with minor disruption.

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

The Internal Revenue Service (IRS) has completed the audit of Cinergy for the 2002, 2003, and 2004 tax years including the synfuel facility owned during that period. That facility represents $222 million of tax credits generated during that audit period. The IRS has not proposed any adjustment that would disallow the credits claimed during that period. Subsequent periods are still subject to audit. Duke Energy believes that it operates in conformity with all the necessary requirements to be allowed such credits under Section 29/45K.

Duke Energy intends to cease production of synfuel upon expiration of the tax credits at the end of 2007.

Duke Energy is party to an agreement with a third party service provider related to certain future purchases. The agreement, as amended and extended in September 2007, contains certain damage payment provisions if qualifying purchases are not initiated by September 2008. In the fourth quarter of 2006, Duke Energy initiated early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million. During the third quarter of 2007, Duke Energy paid the third party service provider approximately $20 million, which directly reduced Duke Energy’s future exposure under the agreement. Additionally, during the third quarter of 2007, Duke Energy reduced the reserve by another $20 million based upon management’s reassessment of probable penalty payments to be incurred. Accordingly, at September 30, 2007, the reserve for this matter was approximately $25 million. Future adjustments to this reserve could occur depending on the level of actual purchase commitments.

In October 2006, Duke Energy began an internal investigation into improper data reporting to the EPA regarding air emissions under the NOx Budget Program at Duke Energy’s DEGS of Narrows, L.L.C. power plant facility in Narrows, Virginia. The investigation has revealed evidence of falsification of data by an employee relating to the quality assurance testing of its continuous emissions monitoring

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

system to monitor heat input and NOx emissions. In December 2006, Duke Energy voluntarily disclosed the potential violations to the EPA and Virginia Department of Environmental Quality (VDEQ), and in January 2007, Duke Energy made a full written disclosure of the investigation’s findings to the EPA and the VDEQ. Duke Energy has taken appropriate disciplinary action, including termination, with respect to the employees involved with the false reporting. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

In addition, Duke Energy enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions. See Note 16 for discussion of Calpine guarantee obligation.

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

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy or International Energy or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital or its affiliates prior to the spin-off remained with Spectra Energy Capital subsequent to the spin-off, except for certain guarantees discussed below that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Energy Capital against any losses incurred under these guarantee obligations.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payment on the obligation of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of September 30, 2007 was approximately $543 million. Approximately $398 million of the guarantees expire between 2008 and 2039, with the remaining performance guarantees having no contractual expiration. In addition, Spectra Energy Capital is in the process of assigning performance guarantees with maximum potential amounts of future payments of approximately $123 million to Duke Energy, as discussed above. Duke Energy has indemnified Spectra Energy Capital for any losses incurred as a result of these guarantees during the assignment period.

Duke Energy uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Energy could have been required to make under these letters of credit as of September 30, 2007 was approximately $21 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and non-consolidated entities and expire in 2007 and 2008.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of September 30, 2007, Duke Energy had guaranteed approximately $152 million of outstanding surety bonds related to obligations of non-wholly-owned entities, of which approximately $147 million relates to projects at Crescent. The majority of these bonds expire in various amounts in 2007 and 2008.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Additionally, Duke Energy has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2007 to 2019, with others having no specific term. The maximum potential amount of future payments under these guarantees as of September 30, 2007 was approximately $72 million.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Energy. A subsidiary of Duke Energy unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and a subsidiary of Duke Energy remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of September 30, 2007 is approximately $200 million, including principal and interest payments. Duke Energy does not believe a loss under the guarantee obligation is probable as of September 30, 2007, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of September 30, 2007. No demands for payment of principal and interest have been made under the guarantee. This guarantee remained with Spectra Energy Capital subsequent to the spin-off and will not be assigned to Duke Energy; however, Duke Energy indemnified Spectra Energy Capital against any future losses that could arise from payments required under this guarantee.

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

At September 30, 2007, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

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

In September 2006, an indirect wholly-owned subsidiary of Duke Energy contributed all the membership interest in Crescent to a newly formed joint venture causing Duke Energy to deconsolidate Crescent (see Note 2). Duke Energy’s 50% of equity in earnings of Crescent for the three and nine months ended September 30, 2007 was approximately $10 million and $29 million, respectively, and Duke Energy’s investment in Crescent as of September 30, 2007 was approximately $199 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets.

As discussed above, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream, to shareholders. Duke Energy’s 50% of equity in earnings of DCP Midstream for the three and nine months ended September 30, 2006 was approximately $159 million and $454 million, respectively, and is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. During the three months ended September 30,

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

2006, Duke Energy had gas sales to and other operating expenses from affiliates of DCP Midstream of approximately $40 million and $3 million, respectively. During the nine months ended September 30, 2006, Duke Energy had gas sales to, purchases from, and other operating expenses from affiliates of DCP Midstream of approximately $110 million, $36 million and $24 million, respectively. Additionally, Duke Energy received approximately $385 million in distributions of earnings from DCP Midstream during the nine months ended September 30, 2006, which are included in Other, assets within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Summary financial information for DCP Midstream, which was accounted for under the equity method, for the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in millions)
Operating revenues	$3,190	$9,501
Operating expenses	$2,841	$8,492
Operating income	$349	$1,009
Net income	$318	$908

Also see Notes 8 and 16 for additional related party information.

18. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to September 30, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that had been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. SFAS No. 156 was effective for Duke Energy as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. The adoption of SFAS No. 156 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy recognized the funded status of its defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

increase in total assets of approximately $211 million (consisting of an increase in regulatory assets of $595 million, an increase in deferred tax assets of $144 million, offset by a decrease in pre-funded pension costs of $522 million and a decrease in intangible assets of $6 million), an increase in total liabilities of approximately $461 million and a decrease in AOCI, net of tax, of approximately $250 million as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on Duke Energy’s consolidated results of operations or cash flows.

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

SAB No. 108 was effective for Duke Energy’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

FASB Staff Position (FSP) No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy’s adoption of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable GAAP. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy as of January 1, 2007. As discussed in Note 5, effective with the spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Duke Energy as of January 1, 2007. The adoption of FSP No. AUG AIR-1 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy beginning January 1, 2007. The adoption of EITF No. 06-3 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF No. 06-5). In June 2006, the EITF reached a consensus on the accounting for corporate-owned and bank-owned life insurance policies. EITF No. 06-5 requires that a policyholder consider the cash surrender value and any additional amounts to be received under the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company must be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy must be recognized at their present value. EITF No. 06-5 was effective for Duke Energy as of January 1, 2007 and must be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of January 1, 2007. The adoption of EITF No. 06-5 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF No. 06-6). In November 2006, the EITF reached a consensus on EITF No. 06-6. EITF No. 06-6 addresses how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied, and further addresses the accounting for a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option when extinguishment accounting is not applied. EITF No. 06-6 applies to modifications (or exchanges) occurring in interim or annual reporting periods beginning after November 29, 2006, regardless of when the instrument was originally issued. Early application was permitted for modifications (or exchanges) occurring in periods for which financial statements have not been issued. There were no modifications to, or exchanges of, any of Duke Energy’s debt instruments within the scope of EITF No. 06-6 in the three and nine months ended September 30, 2007 or 2006. The impact to Duke Energy of applying EITF No. 06-6 in subsequent periods will be dependent upon the nature of any modifications to, or exchanges of, any debt instruments within the scope of EITF No. 06-6.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of September 30, 2007:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy’s

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

19. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in foreign jurisdictions. On January 1, 2007, Duke Energy adopted FIN 48. The following table shows the impacts of adoption of FIN 48 on Duke Energy’s Consolidated Balance Sheets.

Increase/(Decrease)
(in millions)
Assets
Goodwill	$9
Liabilities
Other Liabilities (non-current)(a)	$311
Interest Accrued (current)	(22)
Deferred Income Taxes	(170)
Taxes Payable	(85)

Total	$34

Common Stockholders’ Equity
Retained Earnings – Cumulative Effect of Accounting Change	$(25)

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, net of gain contingencies that were not recorded prior to the adoption of FIN 48.

The following table shows the accounting for the impacts of adoption of FIN 48 on January 1, 2007, along with the respective impacts related to the subsequent spin-off of Spectra Energy on January 2, 2007. See Note 1 for additional information.

	January 1, 2007	Spin-off to Spectra Energy	January 2, 2007
	(in millions)
Unrecognized Tax Benefits	$499	$(78)	$421
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$196	$(64)	$132
Interest Payable/(Receivable)(a)	$(14)	$(11)	$(25)
Penalties Payable	$3	$(1)	$2

(a)	Reflects all interest related to income taxes.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows the increase/(decrease) in Duke Energy’s unrecognized tax benefits from January 2, 2007 (subsequent to the spin-off of Spectra Energy) to September 30, 2007.

	January 2, 2007	Changes in Balances	September 30, 2007
	(in millions)
Unrecognized Tax Benefits(a)	$421	$(77)	$344
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$132	$—	$132
Interest Payable/(Receivable)(b)	$(25)	$(3)	$(28)
Penalties Payable	$2	$—	$2

(a)	Decrease in the liability of $77 million primarily relates to $53 million of settlements and a $36 million settlement offer, partially offset by a $12 million increase primarily related to the timing of certain deductions taken on tax returns in prior years. Additionally, an increase in the liability of $157 million recorded during the first quarter of 2007, primarily related to the timing of certain deductions taken on tax returns in prior years, was eliminated during the third quarter of 2007.
(b)	Reflects all interest related to income taxes. The change was primarily the result of a cash receipt from a 2006 settlement partially offset by a $30 million and $40 million increase to pre-tax income for the three and nine months ended September 30, 2007, and a $14 million reduction to goodwill.

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

The effective tax rate for income from continuing operations for the three months ended September 30, 2007 was approximately 26.8% as compared to 39.2% for the same period in 2006. The decrease in the effective tax rate is primarily due to the recognition of synfuel credits in the third quarter of 2007 of approximately $66 million and the recognition of state taxes in the third quarter of 2006 of approximately $28 million as a result of setting up an additional tax reserve attributable to the sale of an effective 50% interest in Crescent.

The effective tax rate for the nine months ended September 30, 2007 was approximately 26.1% as compared to 34.8% for the same period in 2006. The decrease in the effective tax rate is primarily due to the recognition of synfuel credits in 2007 of approximately $115 million and the recognition of state taxes in the third quarter of 2006 of approximately $28 million as a result of setting up an additional tax reserve attributable to the sale of an effective 50% interest in Crescent.

As of September 30, 2007 and December 31, 2006, approximately $317 million and $357 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At September 30, 2007, these balances exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(in millions)
Excise Taxes	$77	$72	$214	$163

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

20. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2007 and 2006 are presented in the Consolidated Statements of Common Stockholder’s Equity.

Total Comprehensive Income (Loss)

	Three Months Ended September 30,
	2007	2006
	(in millions)
Net Income	$607	$763

Other comprehensive income
Foreign currency translation adjustments	51	(17)
Net unrealized gains on cash flow hedges(a)	(19)	9
Reclassification into earnings from cash flow hedges(b)	4	8
SFAS No. 158 Amortization(c)	7	—
Other	—	3

Other comprehensive income, net of tax	43	3

Total Comprehensive Income	$650	$766

(a)	Net unrealized gains on cash flow hedges, net of $11 million tax benefit and $4 million tax expense for the three months ended September 30, 2007 and 2006, respectively.
(b)	Reclassification into earnings from cash flow hedges, net of $2 million and $4 million tax expense for the three months ended September 30, 2007 and 2006, respectively.
(c)	Net of $2 million tax expense for the three months ended September 30, 2007.

21. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Notes 7, 14 and 15, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

On January 2, 2007, Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) completed the spin-off of its natural gas businesses (Spectra Energy Corp. (Spectra Energy), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital)), including Duke Energy’s 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), to shareholders. The results of operations of these businesses are presented as discontinued operations for the three and nine months ended September 30, 2006 in the Consolidated Statements of Operations. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off. For additional information regarding the impacts of the spin-off on the periods presented in this Form 10-Q, see Note 11 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”.

Executive Overview

Three months ended September 30, 2007

Net income was $607 million for the third quarter of 2007 as compared to $763 million for the third quarter of 2006. Earnings per share (basic and diluted) decreased for the three months ended September 30, 2007 as compared to the same period in the prior year, due to lower net income, which is discussed below.

Income from continuing operations was $611 million for the third quarter of 2007 as compared to $481 million for the third quarter of 2006. Total reportable segment earnings before interest and taxes (EBIT) decreased from $1,103 million to $983 million due to the 2006 gain on the sale of an effective 50% interest in Crescent Resources, LLC (Crescent) and subsequent deconsolidation, partially offset by improved 2007 results in the remainder of Duke Energy’s reportable segments. An increase for U.S. Franchised Electric and Gas of $82 million was primarily attributable to favorable weather, lower rate reductions related to the Cinergy Corp. (Cinergy) merger and additional long-term wholesale contracts. Segment results for Commercial Power increased $64 million due to improved retail margins resulting largely from timing of fuel and purchased power recoveries, higher overall prices, favorable weather and improved results from the Midwest gas-fired assets as a result of higher generation and increased capacity and tolling revenues. Higher segment results at International Energy of $24 million were primarily driven by higher margins in Peru. Segment results for Crescent decreased from $300 million in third quarter 2006 to $10 million in third quarter 2007, primarily as a result of an approximate $246 million pre-tax gain recognized in 2006 as a result of the sale of an effective 50% interest in Crescent on September 7, 2006, as well as lower residential developed lot sales and legacy land sales in 2007 as compared to the same period in 2006. In addition, losses at Other decreased largely as a result of lower costs related to captive insurance, lower corporate governance costs and a benefit in 2007 related to contract settlement negotiations.

Although total reportable segment and Other EBIT decreased for the third quarter 2007 compared to the third quarter 2006, income from continuing operations increased for the three months ended September 30, 2007 as compared to the same period in the prior year due primarily to higher interest income and lower income tax expense from continuing operations. Interest income increased largely as a result of favorable adjustments related to income taxes, as well as increased earnings from higher average invested cash and short-term investment balances during 2007 as compared to 2006. The effective tax rate for continuing operations for the three months ended September 30, 2007 decreased to 27 percent as compared to 39 percent in the same period in the prior year, primarily due to the recognition of synthetic fuel (synfuel) credits of approximately $66 million in the three months ended September 30, 2007 and the recognition of state income taxes in the third quarter 2006, as a result of setting up an additional tax reserve attributable to the sale of an interest in Crescent.

More than offsetting the increase in income from continuing operations was a decrease in income from discontinued operations for the three months ended September 30, 2007 as compared to the same period in the prior year, primarily attributable to the classification of the results of operations for the natural gas businesses spun off on January 2, 2007 as discontinued operations for periods prior to the spin-off.

PART I

Nine months ended September 30, 2007

Net income was $1,257 million for the nine months ended September 30, 2007 as compared to $1,476 million for the same period in the prior year. Earnings per share (basic and diluted) decreased for the nine months ended September 30, 2007 as compared to the same period in the prior year, primarily due to lower net income, which is discussed below, and 2007 earnings per share being impacted by the dilutive effect of the issuance of approximately 313 million shares in April 2006 related to the Cinergy merger.

Income from continuing operations was $1,263 million for the nine months ended September 30, 2007, as compared to $880 million for the nine months ended September 30, 2006 due largely to the inclusion of Cinergy operations for a full nine months in 2007 versus six months in the prior year. Total reportable segment EBIT increased from $2,131 million to $2,245 million. An increase for U.S. Franchised Electric and Gas of $398 million was primarily related to $218 million of first quarter 2007 EBIT contributed by Cinergy’s regulated Midwest operations for which there was zero in the comparable period of the prior year, as well as improved results in both the Carolinas and Midwest in 2007 due largely to favorable weather and additional long-term wholesale contracts. Segment EBIT for Commercial Power increased $97 million due to improved retail margins resulting largely from timing of fuel and purchased power recoveries, higher overall prices, favorable weather and improved results from the Midwest gas-fired assets as a result of higher generation and increased capacity and tolling revenues. Higher segment results at International Energy of $105 million are primarily a result of higher prices in Latin America and favorable foreign currency exchange impacts, as well as a $55 million impairment charge recorded during the second quarter of 2006. Segment results for Crescent decreased from $515 million in 2006 to $29 million in 2007, reflecting the $246 million gain on sale of an effective 50% interest in Crescent and the subsequent reduction in ownership from 100% to an effective 50% in September 2006, two large sales that occurred in the second quarter of 2006 and lower residential developed lot sales in 2007 as compared to the same period in 2006. In addition, losses at Other decreased as a result of lower costs related to captive insurance, lower merger costs, lower corporate governance costs and a benefit in 2007 related to contract settlement negotiations, partially offset by convertible debt costs of approximately $21 million related to the spin-off of Spectra Energy.

In addition to the increase in total reportable segment and Other EBIT, income from continuing operations for the nine months ended September 30, 2007 as compared to the same period in the prior year was favorably impacted by higher interest income and lower income tax expense from continuing operations. Interest income increased largely as a result of favorable adjustments related to income taxes, as well as increased earnings from higher average invested cash and short-term investment balances during 2007 as compared to 2006 and a $19 million favorable impact related to the inclusion of amounts for legacy Cinergy for the first quarter of 2007 with no comparable amount in 2006. The effective tax rate for the nine months ended September 30, 2007 was favorably impacted by synfuel credits of approximately $115 million and the recognition of state income taxes in the third quarter 2006, as a result of setting up an additional tax reserve attributable to the sale of an interest in Crescent. Partially offsetting these favorable results was higher interest expense from continuing operations due primarily to the debt assumed from Cinergy.

More than offsetting the increase in income from continuing operations was a decrease in income from discontinued operations for the nine months ended September 30, 2007 as compared to the same periods in the prior year, primarily attributable to the classification of the results of operations for the natural gas businesses spun off on January 2, 2007 as discontinued operations for periods prior to the spin-off.

PART I

RESULTS OF OPERATIONS

Results of Operations and Variances (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$3,818	$3,279	$539	$9,949	$7,802	$2,147
Operating expenses	2,930	2,654	276	8,023	6,604	1,419
Gains on sales of investments in commercial and multi-family real estate	—	30	(30)	—	201	(201)
Gains (losses) on sales of other assets and other, net	—	246	(246)	(10)	239	(249)

Operating income	888	901	(13)	1,916	1,638	278
Other income and expenses, net	120	80	40	295	195	100
Interest expense	178	182	(4)	502	470	32
Minority interest (benefit) expense	(4)	8	(12)	(1)	14	(15)

Income from continuing operations before income taxes	834	791	43	1,710	1,349	361
Income tax expense from continuing operations	223	310	(87)	447	469	(22)

Income from continuing operations	611	481	130	1,263	880	383
(Loss) income from discontinued operations, net of tax	(4)	282	(286)	(6)	596	(602)

Net income	$607	$763	$(156)	$1,257	$1,476	$(219)

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated operating revenues for the three months ended September 30, 2007 increased $539 million, compared to the same period in 2006. This change was driven primarily by:

•

A $275 million increase at Commercial Power due primarily to synfuel production in third quarter 2007 compared to zero production in third quarter 2006, increased retail electric revenues due to higher pricing principally related to the timing of collections on fuel and purchased power and increased retail demand resulting from favorable weather, and increased wholesale revenues due primarily to higher generation volumes resulting from favorable weather and higher tolling and capacity revenues, and

•

A $274 million increase in revenues at U. S. Franchised Electric and Gas due primarily to increased fuel revenue from retail customers, higher sales volume as a result of favorable weather, lower sharing of anticipated merger savings through rate decrement riders with regulated customers which was substantially completed prior to third quarter 2007, increase in rate riders and retail rates primarily related to the recovery of environmental compliance costs from retail customers, the new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky, Inc. (Duke Energy Kentucky) and seasonal price variations, and increased wholesale power revenues due to increased sales volumes, primarily due to additional long-term wholesale contracts in 2007 and higher prices.

Partially offset by:

•

A $66 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated operating revenues for the nine months ended September 30, 2007 increased $2,147 million, compared to the same period in 2006. This change was driven primarily by approximately $1,460 million of revenues generated during the first quarter of 2007 related to legacy Cinergy operations (reflected in the results for U.S. Franchised Electric and Gas and Commercial Power) for which no revenues were recognized in the comparable period of the prior year since the Cinergy merger occurred effective April 2006. Also contributing to the increase in revenues were:

•

A $434 million increase at U. S. Franchised Electric and Gas due primarily to higher sales volume as a result of favorable weather, increased fuel revenue from retail customers, increased wholesale power revenues due to reduced sharing of profits in North Carolina and increased sales volumes, primarily due to additional long-term wholesale contracts in 2007 and higher prices, and increase

PART I

in rate riders and retail rates primarily related to the recovery of environmental compliance costs from retail customers and the new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky,

•

A $379 million increase at Commercial Power due primarily to higher synfuel production in 2007, increased retail electric revenues due to higher pricing principally related to the timing of collections on fuel and purchased power and increased retail demand resulting from favorable weather, and increased wholesale revenues due primarily to higher generation volumes resulting from favorable weather and higher tolling and capacity revenues, partially offset by net unfavorable mark-to-market results on non-qualifying power and capacity hedge contracts, and

•	A $77 million increase at International Energy due primarily to higher sales prices in Brazil and Peru, and favorable foreign currency exchange impacts compared to the prior year, primarily in Brazil.

Partially offset by:

•

A $221 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Consolidated Operating Expenses

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated operating expenses for the three months ended September 30, 2007 increased $276 million, compared to the same period in 2006. This change was driven primarily by:

•

A $205 million increase at Commercial Power due primarily to increased expenses from synfuel operations as a result of production in third quarter 2007 compared to zero production in third quarter 2006 and increased fuel and operating expenses from the Midwest gas-fired generation assets driven primarily by increased generation volumes in the third quarter 2007 compared to the same period 2006, partially offset by lower losses associated with sales of fuel, and

•

A $191 million increase at U. S. Franchised Electric and Gas due primarily to increased fuel expense driven primarily by higher demand from retail customers resulting from record setting hot weather, increased operating and maintenance expenses due primarily to higher wages and benefits costs, including adjustments to short-term incentive accruals, and increased regulatory amortization expense, primarily clean air amortization.

Partially offset by:

•

A $108 million decrease from Other due primarily to lower charges for mutual insurance exit obligations, lower governance and other corporate costs, and a benefit in 2007 related to contract settlement negotiations, and

•

A $37 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated operating expenses for the nine months ended September 30, 2007 increased $1,419 million, compared to the same period in 2006. This change was driven primarily by an approximate $1,235 million of expenses incurred during the first quarter of 2007 related to legacy Cinergy operations (reflected in the results for U.S. Franchised Electric and Gas and Commercial Power) for which no expenses were incurred in the comparable period of the prior year since the Cinergy merger occurred effective April 2006. Excluding the above, consolidated operating expenses increased as a result of the following:

•

A $283 million increase at Commercial Power due primarily to increased expenses from synfuel operations as a result of higher production in 2007, increased fuel expense and operating and maintenance expenses from the Midwest gas-fired generation assets due primarily to increased generation volumes in 2007 compared to 2006 and higher fuel and purchased power expenses due to increased retail sales volumes and plant outages in 2007, partially offset by net mark-to-market gains on non-qualifying fuel hedge contracts and lower losses from sales of fuel, and

•

A $257 million increase at U.S. Franchised Electric and Gas due primarily to increased fuel expense driven by higher demand from retail customers resulting from record setting hot weather, as well as higher coal and natural gas costs, increased operating and maintenance expenses driven by higher wage and benefits costs, including adjustments to short-term incentive accruals, and maintenance costs at fossil and nuclear generating plants, and an increase in depreciation due to additional capital spending.

Partially offset by:

•

A $165 million decrease from Other due primarily to lower charges for mutual insurance exit obligations, lower costs to achieve related to the Cinergy merger, lower governance and other corporate costs, and a benefit in 2007 related to contract settlement negotiations,

PART I

•

A $158 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment, and

•

An $8 million decrease at International Energy due primarily to an impairment charge of approximately $38 million on the notes receivable from the Campeche equity investment recorded in 2006, partially offset by increased purchased power, general and administrative costs and unfavorable foreign currency exchange impacts in Brazil and higher fuel consumption in Guatemala due to higher generation.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated gains on sales of investments in commercial and multi-family real estate for the three months ended September 30, 2007 decreased $30 million compared to the same period in 2006. This decrease was due to the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated gains on sales of investments in commercial and multi-family real estate for the nine months ended September 30, 2007 decreased $201 million compared to the same period in 2006. This decrease was due primarily to significant gains in 2006, including an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina, and the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Consolidated Gains (Losses) on Sales of Other Assets and Other, Net

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated gains (losses) on sales of other assets and other, net was zero for the three months ended September 30, 2007 as compared to a gain of $246 million for the same period in 2006. The net gain for the three months ended September 30, 2006 was primarily attributable to the approximate $246 million gain on the sale of an effective 50% interest in Crescent.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated gains (losses) on sales of other assets and other, net was a loss of $10 million for the nine months ended September 30, 2007 and a gain of $239 million for the same period in 2006. The net loss for the nine months ended September 30, 2007 was due primarily to approximately $10 million of losses related to Commercial Power’s sale of emission allowances. The net gain for the nine months ended September 30, 2006 was primarily attributable to the approximate $246 million gain on the sale of an effective 50% interest in Crescent, partially offset by approximately $14 million of losses related to Commercial Power’s sale of emission allowances.

Consolidated Operating Income

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated operating income for the three months ended September 30, 2007 decreased $13 million, compared to the same period in 2006. Drivers to operating income are discussed above.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated operating income for the nine months ended September 30, 2007 increased $278 million, compared to the same period in 2006. Increased operating income was driven primarily by an approximate $214 million favorable impact due to the merger with Cinergy. Other drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated other income and expenses, net for the three months ended September 30, 2007 increased $40 million compared to the same period in 2006. This increase was primarily driven by approximately $43 million increase in interest income, largely as a result of approximately $30 million of favorable adjustments related to income taxes, as well as increased earnings from higher average invested cash and short-term investment balances during 2007 as compared to 2006.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated other income and expenses, net for the nine months ended September 30, 2007 increased $100 million compared to the same period in 2006. This increase was primarily driven by an approximate $94 million increase in interest income, largely as a result of approximately $40 million of favorable adjustments related to income taxes, as well as increased earnings from higher average invested cash and short-term investment balances

PART I

during 2007 as compared to 2006 (of which $19 million of the increase relates to interest income of legacy Cinergy in the first quarter 2007 with no comparable amount in 2006), a $17 million impairment charge at International Energy recorded during the second quarter of 2006 and an increase in equity earnings of $20 million, primarily due to the deconsolidation of Crescent in September 2006 and the subsequent accounting for Crescent as an equity method investment. These increases were partially offset by convertible debt costs of approximately $21 million related to the spin-off of Spectra Energy.

Consolidated Interest Expense

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated interest expense for the three months ended September 30, 2007 decreased $4 million, compared to the same period in 2006.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated interest expense for the nine months ended September 30, 2007 increased $32 million, compared to the same period in 2006. This increase was due primarily to the debt assumed from the merger with Cinergy, partially offset by debt reductions and financing activities, and an increase in the debt component of AFUDC resulting from increased capital spending.

Consolidated Minority Interest (Benefit) Expense

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated minority interest (benefit) expense for the three months ended September 30, 2007 decreased $12 million, compared to the same period in 2006. This decrease was due primarily to a loss at Aguaytia Integrated Energy Project (Aguaytia) for the third quarter 2007, lower earnings at Duke Energy Trading and Marketing, LLC (DETM) as a result of the wind-down of this business and a decrease at Crescent as a result of the deconsolidation of Crescent.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated minority interest (benefit) expense for the nine months ended September 30, 2007 decreased $15 million, compared to the same period in 2006. This decrease was due primarily to a loss at Aguaytia for the third quarter 2007, lower earnings at Duke Energy Trading and Marketing, LLC (DETM) as a result of the wind-down of this business and a decrease at Crescent as a result of the deconsolidation of Crescent.

Consolidated Income Tax Expense from Continuing Operations

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated income tax expense from continuing operations for the three months ended September 30, 2007 decreased $87 million compared to the same period in 2006. The decrease is the result of a lower effective tax rate for the three months ended September 30, 2007 compared to the same period in 2006, partially offset by higher pre-tax income in the third quarter 2007 compared to the third quarter 2006. The effective tax rate decreased for the three months ended September 30, 2007 (27%) compared to the same period in 2006 (39%), due primarily to the recognition of synfuel credits of approximately $66 million in the three months ended September 30, 2007 and the recognition of state income taxes in the third quarter 2006 of approximately $28 million, as a result of setting up an additional tax reserve attributable to the sale of an interest in Crescent.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated income tax expense from continuing operations for the nine months ended September 30, 2007 decreased $22 million compared to the same period in 2006. The decrease is the result of a lower effective tax rate for the nine months ended September 30, 2007 compared to the same period in 2006, partially offset by higher pre-tax income in 2007 compared to 2006. The effective tax rate decreased for the nine months ended September 30, 2007 (26%) compared to the same period in 2006 (35%), due primarily to the recognition of synfuel credits of approximately $115 million in 2007 and the recognition of state income taxes in the third quarter 2006 of approximately $28 million, as a result of setting up an additional tax reserve attributable to the sale of an interest in Crescent.

Consolidated (Loss) Income from Discontinued Operations, Net of tax

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated (loss) income from discontinued operations, net of tax, for the three months ended September 30, 2007 decreased $286 million, compared to the same period in 2006. The decrease primarily relates to the inclusion of 2006 results of after-tax earnings of approximately $231 million related to Duke Energy’s natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream and interest expense that directly related to the natural gas businesses, which were spun off to shareholders in January 2007. Additionally, during the three months ended September 30, 2006, Other recorded approximately $35 million of after-tax income, primarily related to certain contract terminations or sales at former Duke Energy North America (DENA), and Commercial Power recognized approximately $15 million of after-tax income associated with exiting the Cinergy commercial marketing and trading operations.

PART I

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Consolidated (loss) income from discontinued operations, net of tax, for the nine months ended September 30, 2007 decreased $602 million, compared to the same period in 2006. The decrease primarily relates to the inclusion of 2006 results of after-tax earnings of approximately $739 million related to Duke Energy’s natural gas businesses, including Duke Energy’s 50% ownership interest in DCP Midstream and interest expense that directly related to the natural gas businesses. This decrease was partially offset by approximately $146 million of prior year after-tax losses at Other, primarily related to certain contract terminations or sales at former DENA.

Segment Results

Management evaluates segment performance based on EBIT from continuing operations, after deducting minority interest expense related to those profits. On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Energy’s ownership interest in operations without regard to financing methods or capital structures.

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
U.S. Franchised Electric and Gas	$760	$678	$1,786	$1,388
Commercial Power	121	57	147	50
International Energy	92	68	283	178
Crescent	10	300	29	515

Total reportable segment EBIT	983	1,103	2,245	2,131
Other	(44)	(151)	(194)	(355)

Total reportable segment and other EBIT	939	952	2,051	1,776
Interest expense	(178)	(182)	(502)	(470)
Interest income and other(a)	73	21	161	43

Consolidated income from continuing operations before income taxes	$834	$791	$1,710	$1,349

(a)	Other includes foreign currency transaction gains and losses.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

U.S. Franchised Electric and Gas

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Operating revenues	$2,756	$2,482	$274	$7,404	$5,904	$1,500
Operating expenses	2,005	1,814	191	5,652	4,543	1,109
Gains (losses) on sales of other assets and other, net	(1)	(1)	—	—	1	(1)

Operating income	750	667	83	1,752	1,362	390
Other income and expenses, net	10	11	(1)	34	26	8

EBIT	$760	$678	$82	$1,786	$1,388	$398

Duke Energy Carolinas GWh sales(a)	23,797	22,760	1,037	66,209	63,284	2,925
Duke Energy Midwest GWh sales(a)(b)(c)	17,230	16,505	725	49,038	31,309	17,729
Net proportional MW capacity in operation(d)				27,590	26,772	818

(a)	Gigawatt-hours (GWh)

PART I

(b)	Relates to operations of legacy Cinergy from the merger date and thereafter
(c)	Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, collectively referred to as Duke Energy Midwest
(d)	Megawatt (MW)

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas, LLC (Duke Energy Carolinas) for the three and nine months ended September 30, 2007 compared to the same periods in the prior year.

Increase (decrease) over prior year	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Residential sales(a)	6.1%	6.3%
General service sales(a)	2.9%	4.9%
Industrial sales(a)	(2.8)%	(3.1)%
Wholesale sales	36.0%	20.7%
Total Duke Energy Carolinas sales(b)	4.6%	4.6%
Average number of customers	2.0%	2.1%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the three months and six months ended September 30, 2007 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Residential sales(a)	5.1%	6.8%
General service sales(a)	4.7%	6.2%
Industrial sales(a)	(2.5)%	(0.8)%
Wholesale sales	12.9%	2.8%
Total Duke Energy Midwest sales(b)	4.4%	4.2%
Average number of customers	0.7%	0.8%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The increase was driven primarily by:

•	A $108 million increase in fuel revenues, including emission allowances, driven by increased fuel rates for retail customers and increased GWh sales to retail customers,
•

An approximate $103 million increase in GWh sales to retail customers due to favorable weather conditions. For the Carolinas, cooling degree days for the third quarter of 2007 were approximately 25% above normal compared to 3% above normal during the same period in 2006. For the Midwest, cooling degree days for the third quarter of 2007 were approximately 39% above normal compared to 5% above normal during the same period in 2006,

•	A $49 million increase related to the sharing of anticipated merger savings through rate decrement riders with regulated customers which was substantially completed prior to the third quarter of 2007,
•

A $27 million increase in rate riders and retail rates primarily related to the recovery of environmental compliance costs from retail customers, the new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky and seasonal price variations, and

•	A $25 million increase in wholesale power revenues, net of sharing, due to increased sales volumes, primarily due to additional long-term contracts in 2007 and higher prices.

Operating Expenses. The increase was driven primarily by:

•

A $111 million increase in fuel expense (including purchased power) due primarily to demand from retail customers resulting from extreme weather conditions. This required increased purchases and additional fuel for generation, primarily natural gas costs used to power combustion turbine units. Coal cost increased largely as a result of higher market prices and freight costs,

•	A $39 million increase in operating and maintenance expenses primarily due to higher wages and benefits costs, including adjustments to short-term incentive accruals,

PART I

•

An $18 million increase in regulatory amortization expense. Approximately $13 million of the increase relates to increased amortization of compliance costs related to North Carolina clean air legislation during the third quarter of 2007 as compared to the same period in the prior year. Regulatory amortization expenses related to clean air were approximately $75 million for the quarter ended September 30, 2007 as compared to approximately $62 million during the same period in 2006, and

•	A $10 million increase in depreciation due primarily to additional capital spending.

EBIT. The increase resulted primarily from favorable weather conditions, the substantial completion of the required rate reductions due to the merger with Cinergy and additional long-term wholesale contracts. These increases were partially offset by higher operation and maintenance costs and higher regulatory amortization.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The increase was driven primarily by:

•	A $1,066 million increase in regulated revenues for the first quarter of 2007 due to the merger with Cinergy,
•	A $191 million increase in fuel revenues, including emission allowances, driven by increased fuel rates for retail customers and increased GWh sales to retail customers,
•

An approximate $191 million increase in sales to retail customers due to favorable weather conditions. Weather statistics for both cooling degree days and heating degree days in 2007 were favorable compared to the same period in 2006,

•

A $47 million increase in wholesale power revenues, net of sharing, due to the reduced sharing of profits in North Carolina and increased sales volumes primarily due to additional long-term contract sales in 2007. During the second quarter of 2006, an order issued by the North Carolina Utilities Commission (NCUC) to change the method for calculating wholesale profits and related sharing resulted in a charge of $18 million, and

•

A $30 million increase in rate riders and retail rates primarily related to the recovery of environmental compliance costs from retail customers and the new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky.

Partially offsetting these increases was:

•	An $11 million decrease related to the sharing of anticipated merger savings through rate decrement riders with regulated customers.

Operating Expenses. The increase was driven primarily by:

•	An $852 million increase in regulated operating expenses for the first quarter of 2007 due to the merger with Cinergy,
•

A $156 million increase in fuel expense (including purchased power) primarily due to increased retail demand resulting from favorable weather conditions. Generation fueled by natural gas and coal, as well as purchases to meet retail customer requirements, increased significantly during the nine months ended September 30, 2007 compared to the same period in the prior year. These increases were partially offset by a $21 million reimbursement for previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized on March 6, 2007. The increases were also partially offset by a decrease in Duke Energy Indiana’s wholesale emission allowance expenses due to higher tonnage of emissions and price per unit in 2006,

•

A $51 million increase in operating and maintenance expense primarily due to higher wage and benefit costs, including adjustments to short-term incentive accruals, and maintenance costs at fossil and nuclear generating plants, partially offset by a one time $12 million donation in second quarter 2006 ordered by the NCUC as a condition of the Cinergy merger, and

•	A $27 million increase in depreciation due primarily to additional capital spending in the Carolinas.

Other Income and Expenses, net. The increase resulted primarily from the equity component of AFUDC resulting from additional capital spending for on-going construction projects.

EBIT. The increase resulted primarily from the merger with Cinergy, favorable weather conditions, additional long-term wholesale contracts and the DOE settlement. These increases were partially offset by increased operating and maintenance expenses.

Matters Impacting Future Results

On October 5, 2007, Duke Energy Carolinas filed a partial settlement agreement with the NCUC regarding its 2007 base rate case filing. The partial settlement, which includes Duke Energy Carolinas and all intervening parties, reflects agreements on all but two significant issues. In addition to the partial settlement, the treatment of ongoing merger cost savings resulting from the merger between Duke Energy and Cinergy and the proposed amortization of the GridSouth development costs will be presented to the NCUC for a ruling.

PART I

Hearings by the NCUC on this matter were held during October 2007. If the NCUC approves the partial settlement, pre-tax cash flow would be reduced by approximately $210 million on an annual basis beginning in 2008, largely due to the rate decrease resulting primarily from the discontinuance of the amortization of environmental compliance costs. Accordingly, Duke Energy does not expect the final resolution of the partial settlement to have a material impact on future earnings. The impact of resolution of the remaining matters not addressed in the partial settlement is dependent upon the NCUC’s ruling, which Duke Energy expects to receive by the end of 2007. See Note 14, “Regulatory Matters,” to the Consolidated Financial Statements for additional information.

The Southeastern United States is currently experiencing acute drought conditions brought about by a significant shortage of rainfall in the past several months. As a result of these conditions, water supplies in the reservoirs and lake systems that support many of Duke Energy Carolinas’ hydroelectric, nuclear, and fossil electric generation plants have declined and will continue to decline in the absence of more normal levels of rainfall. Duke Energy is analyzing long-term weather forecasts and developing plans to mitigate any potential operational impacts that continued acute drought conditions could cause; however, at this time we cannot determine if such impacts will have a material effect on Duke Energy.

Commercial Power

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Operating revenues	$772	$497	$275	$1,733	$960	$773
Operating expenses	657	452	205	1,594	928	666
Gains (losses) on sales of other assets and other, net	—	(4)	4	(11)	(9)	(2)

Operating income	115	41	74	128	23	105
Other income and expenses, net	6	16	(10)	19	27	(8)

EBIT	$121	$57	$64	$147	$50	$97

Actual Plant Production, GWh	7,230	6,599	631	18,228	11,978	6,250
Proportional MW capacity in operation				8,100	8,600	(500)

Commercial Power includes the operations of the legacy Duke Energy Midwestern gas-fired generation assets. Additionally, Commercial Power includes former Cinergy’s non-regulated generation in the Midwest, the results of which have been included from the merger date and thereafter.

Three Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The increase was primarily driven by:

•	A $127 million increase in revenues from synfuel operations primarily due to synfuel production in the third quarter 2007 compared to zero production in the third quarter 2006,
•

A $103 million increase in revenues due to higher retail pricing principally related to the timing of collections on Commercial Power’s fuel and purchased power (FPP) rider and increased retail demand resulting from favorable weather in 2007 compared to 2006. FPP was over-collected by approximately $36 million in the third quarter of 2007, of which $25 million will be returned in the fourth quarter of 2007 (which will be offset by an equal amount of under-collection from the second quarter of 2007) with the remainder returned in the first quarter of 2008, and

•

A $58 million increase in wholesale revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes resulting from favorable weather and higher tolling and capacity revenues in 2007 compared to 2006.

Partially offsetting these increases were:

•

A $10 million reduction in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $6 million in 2007 compared to gains of $16 million in 2006, and

•	A $21 million decrease in revenues from sales of fuel in the third quarter of 2007 compared to 2006.

Operating Expenses. The increase was primarily driven by:

•	A $163 million increase in fuel costs and operating and maintenance expenses associated with the synfuel operations,

PART I

•	A $44 million increase in fuel and operating and maintenance expenses for the Midwest gas-fired assets primarily to increased generation volumes in 2007 compared to 2006, and
•	A $5 million increase in retail generation fuel and purchase power expenses due to increased retail sales volumes.

Partially offsetting these increases was:

•	A $23 million decrease in expenses associated with sales of fuel in 2007 compared to 2006.

Gains (Losses) on Sales of Other Assets and Other, net. Improvement in 2007 compared to 2006 is attributable to losses on emission allowance sales in 2006 of $9 million partially offset by a 2006 gain on the sale of a synfuel facility of $5 million as compared to negligible sales in 2007.

Other Income and Expenses, net. The decrease is driven by lower equity earnings of unconsolidated affiliates.

EBIT. The improvement is primarily attributable to higher retail margins resulting largely from timing of FPP recoveries, increased retail demand as a result of favorable weather and improved results from the Midwest gas-fired assets as a result of higher generation volumes and increased capacity and tolling revenues, partially offset by higher EBIT loss on synfuel operations and increased depreciation and operating expenses.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The increase was primarily driven by:

•

A $387 million increase related to the non-regulated generation assets of former Cinergy, including the impacts of purchase accounting, which reflects the first quarter 2007 operating revenues for which there was zero in the comparable period in the prior year as a result of the merger in April 2006,

•

A $240 million increase in revenues from sales from synfuel operations driven primarily by higher synfuel production in 2007 compared to the prior year, including $52 million related to operations in the first quarter 2007 for which there was zero in the comparable period in the prior year as a result of the merger with Cinergy in April 2006,

•	A $143 million increase in revenues due to increased retail demand resulting from favorable weather and increased FPP pricing in 2007 compared to 2006, and
•	A $107 million increase in wholesale revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes resulting from favorable weather in 2007 compared to 2006.

Partially offsetting these increases were:

•

An $84 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $44 million in 2007 compared to gains of $40 million in 2006, and

•	A $43 million decrease in revenues from sales of fuel in 2007 compared to 2006.

Operating Expenses. The increase was primarily driven by:

•

A $327 million increase related to the non-regulated generation assets of former Cinergy, including the impacts of purchase accounting, which reflects the first quarter 2007 operating expenses for which there was zero in the comparable period in the prior year as a result of the merger with Cinergy in April 2006,

•

A $314 million increase in fuel costs and operating and maintenance expenses associated with the synfuel operations driven primarily by higher synfuel production in 2007 compared to the prior year, including $75 million related to operations in the first quarter 2007 for which there was zero in the comparable period in the prior year as a result of the merger with Cinergy in April 2006,

•	A $94 million increase in fuel expenses and operations and maintenance expenses for the Midwest gas-fired generation assets primarily due to increased generation volumes in 2007 compared to 2006, and
•	A $16 million increase in retail generation fuel and purchase power expenses due to increased retail sales volumes and plant outages in 2007.

Partially offsetting these increases were:

•	A $67 million decrease in net mark-to-market expenses on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $44 million in 2007 compared to losses of $23 million in 2006, and
•	A $38 million decrease in expenses associated with sales of fuel in 2007 compared to 2006.

PART I

Gains (Losses) on Sales of Other Assets and Other, net. Decrease in 2007 compared to 2006 is attributable to 2006 gain on sale of a synfuel facility of $5 million partially offset by $4 million fewer losses on emission allowance sales in 2007.

Other Income and Expenses, net. The decrease is driven by lower equity earnings of unconsolidated affiliates.

EBIT. The improvement is primarily attributable to higher retail margins resulting largely from timing of FPP recoveries, increased retail demand as a result of favorable weather and improved results from the Midwest gas-fired assets as a result of lower expenses, higher generation volumes and increased capacity and tolling revenues, partially offset by higher EBIT loss on synfuel operations and increased depreciation and operating expenses.

Matters Impacting Future Results

Duke Energy intends to cease production of synfuel upon expiration of the tax credits at the end of 2007. For further discussion of synfuel, see Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements.

International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Operating revenues	$276	$233	$43	$782	$705	$77
Operating expenses	211	184	27	561	569	(8)
Gains (losses) on sales of other assets and other, net	—	(1)	1	—	(1)	1

Operating income	65	48	17	221	135	86
Other income and expenses, net	24	26	(2)	69	56	13
Minority interest (benefit) expense	(3)	6	(9)	7	13	(6)

EBIT	$92	$68	$24	$283	$178	$105

Sales, GWh(a)	4,200	5,269	(1,069)	12,854	15,086	(2,232)
Proportional MW capacity in operation				3,940	3,921	19

(a)	International Energy’s continuing operations

Three Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The increase was driven primarily by:

•	A $19 million increase in Brazil due to favorable exchange rates and higher sales prices,
•	An $18 million increase in Peru due to higher sales prices as a result of transmission line congestion,
•	An $11 million increase in Guatemala due to higher thermal dispatch due to a delay in the rainy season, and
•	A $10 million increase in El Salvador due to higher thermal dispatch due to increased market demand.

Partially offsetting these increases were:

•	A $9 million decrease in Ecuador due to decreased sales as a result of lower thermal dispatch, and
•	A $7 million decrease in Argentina due to lower sales volumes partially offset by higher spot market prices.

Operating Expenses. The increase was driven primarily by:

•	A $12 million increase in Brazil due to unfavorable exchange rates and increased regulatory costs,

•	A $10 million increase in El Salvador due to higher fuel consumption, and
•	An $8 million increase in Guatemala due to higher fuel and maintenance costs.

Partially offsetting these increases was:

•	A $6 million decrease in Ecuador due to lower fuel consumption as a result of lower generation.

EBIT. The increase was primarily due to favorable prices in Peru and favorable exchange rates in Brazil, partially offset by decreased volumes in Argentina as a result of unfavorable hydrology.

PART I

Nine Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The increase was driven primarily by:

•	A $48 million increase in Brazil due to higher sales prices and favorable exchange rates,

•	A $24 million increase in Peru due to higher sales prices as a result of transmission line congestion, and
•	A $23 million increase in Guatemala due to higher prices and volumes as a result of increased thermal dispatch.

Partially offsetting these increases were:

•	An $8 million decrease in El Salvador due to lower sales volumes as a result of new market generation capacity, partially offset by increased sales prices, and
•	An $8 million decrease in Ecuador due to lower thermal dispatch as a result of unfavorable hydrology.

Operating Expenses. The decrease was driven primarily by:

•	A $50 million decrease in Mexico due primarily to a $38 million impairment charge on the notes receivable from the Campeche equity investment in 2006, and
•	A $9 million decrease in El Salvador due to favorable prices and volumes of fuel used.

Partially offsetting these decreases were:

•	A $31 million increase in Brazil primarily due to unfavorable exchange rates, higher purchased power and higher general and administrative costs, and
•	A $25 million increase in Guatemala due to increased fuel used as a result of higher dispatch.

Other Income and Expenses, net. The increase was driven primarily by a prior year $17 million impairment of the Campeche equity investment.

EBIT. The increase was primarily due to a $55 million prior year impairment charge related to the Campeche equity investment and corresponding note receivable, higher sales prices and favorable exchange rates in Brazil, favorable sales prices and lower operating expenses due to a 2006 unplanned outage in Peru.

Crescent

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$—	$66	$(66)	$—	$221	$(221)
Operating expenses	—	37	(37)	—	158	(158)
Gains on sales of investments in commercial and multi-family real estate	—	30	(30)	—	201	(201)
Gains (losses) on sales of other assets and other, net	—	246	(246)	—	246	(246)

Operating income	—	305	(305)	—	510	(510)
Equity in earnings of unconsolidated affiliates	10	(4)	14	29	(4)	33
Other income and expenses, net	—	1	(1)	—	14	(14)
Minority interest (benefit) expense	—	2	(2)	—	5	(5)

EBIT	$10	$300	$(290)	$29	$515	$(486)

In September 2006, Duke Energy completed a joint venture transaction at Crescent and deconsolidated its investment in Crescent due to reduction in ownership and its inability to exercise control. Accordingly, the variances in the above table reflect the activity for the results for the three and nine months ended September 30, 2007 and represent Duke Energy’s 50% of equity earnings in Crescent, whereas the results for Crescent for the three and nine months ended September 30, 2006 reflect Crescent as a wholly-owned subsidiary of Duke Energy for periods prior to September 7, 2006 and as an equity investment for the periods subsequent to September 7, 2006.

EBIT. The decrease for the three months ended September 30, 2007 as compared to September 30, 2006 was due primarily to a $246 million gain on the sale of ownership interests in Crescent in the third quarter 2006 and the inclusion of $5 million of interest expense in Crescent’s equity earnings for the three months ended September 30, 2007. Prior to the deconsolidation of Crescent, interest expense was not included in Crescent’s segment EBIT. The decrease for the nine months ended September 30, 2007 as compared to

PART I

September 30, 2006 was due to the sale of ownership interests in Crescent, as previously discussed, and significant gains in the second quarter 2006, primarily an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina, lower residential developed lot sales and the inclusion of approximately $15 million of interest expense in Crescent’s equity earnings for the nine months ended September 30, 2007, respectively.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions)
Operating revenues	$40	$29	$11	$131	$105	$26
Operating expenses	83	191	(108)	317	482	(165)
Gains (losses) on sales of other assets and other, net	2	3	(1)	1	—	1

Operating income	(41)	(159)	118	(185)	(377)	192
Other income and expenses, net	(3)	10	(13)	(12)	17	(29)
Minority interest (benefit) expense	—	2	(2)	(3)	(5)	2

EBIT	$(44)	$(151)	$107	$(194)	$(355)	$161

Three Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The increase was driven primarily by:

•	A $3 million increase related to revenues earned for services performed for Spectra Energy, and
•	A $3 million increase related to DETM, primarily driven by mark-to-market activity.

Operating Expenses. The decrease was driven primarily by:

•	A $65 million decrease due to lower charges for mutual insurance exit obligations,
•

A $25 million decrease due primarily to lower governance and other corporate costs, including prior year shared services cost allocations to Spectra Energy not classified as discontinued operations, and

•	A $20 million decrease due to a benefit in 2007 related to contract settlement negotiations.

Other Income and Expenses, net. The decrease was driven primarily by lower investment income from Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, of $3 million, a decrease in investment returns related to executive life insurance of $3 million and decrease in equity earnings of unconsolidated affiliates of $3 million.

EBIT. The improvement was primarily due to lower charges for mutual insurance exit obligations, lower governance and other corporate costs, and a benefit related to contract settlement negotiations.

Nine Months Ended September 30, 2007 as Compared to September 30 2006

Operating Revenues. The increase was driven primarily by:

•	A $14 million increase related to revenues earned for services performed for Spectra Energy, and
•	A $6 million increase related to DETM, primarily driven by mark-to-market activity.

Operating Expenses. The decrease was driven primarily by:

•	A $77 million decrease due to lower charges for mutual insurance exit obligations,

•	A $58 million decrease in costs to achieve related to the Cinergy merger,

•	A $22 million decrease in amortization costs related to Crescent capitalized interest,

•	A $20 million decrease due to a benefit in 2007 related to contract settlement negotiations, and
•	A $10 million decrease in governance and other corporate costs, including prior year shared services cost allocations to Spectra Energy not classified as discontinued operations.

PART I

Partially offsetting these decreases was:

•	A $12 million increase related to employee severance costs.

Other Income and Expenses, net. The decrease was driven primarily by convertible debt charges of approximately $21 million related to the spin-off of Spectra Energy and $7 million of increased amortization costs related to capitalized interest at Crescent.

EBIT. The improvement was due primarily to lower charges for mutual insurance exit obligations, the reduction of costs to achieve related to the Cinergy merger, a benefit in 2007 related to contract settlement negotiations and lower governance and other corporate costs, partially offset by convertible debt charges related to the spin-off of Spectra Energy and employee severance charges.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities was $2,489 million for the nine months ended September 30, 2007, compared to $2,735 million for the same period in 2006, a decrease in cash provided of $246 million. This change was driven primarily by:

•	Collateral received by Duke Energy (approximately $540 million) during 2006 from Barclays, and
•	A $250 million increase in contributions to Duke Energy’s pension and other post-retirement benefits plans in 2007, partially offset by
•	The settlement of the payable to Barclays Bank, PLC (Barclays) (approximately $600 million) in 2006

Cash flows period over period were also impacted by cash flows generated from operations and the 2006 merger with Cinergy, the deconsolidation of Crescent in 2006 and the 2007 spin-off of the natural gas businesses.

(For additional information on the above, see Note 11 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale.”)

Investing Cash Flows

Net cash used in investing activities was $1,703 million for the nine months ended September 30, 2007 compared to $1,730 million for the same period in 2006, a decrease in cash used of $27 million. This change was driven primarily by:

•	An approximate $2.1 billion decrease in purchases of available-for sale securities, net of proceeds, and
•	An approximate $150 decrease in capital and investment expenditures, partially offset by,
•	Approximately $1.6 billion in proceeds received from the sale of DENA assets in 2006,
•	An approximate $250 million decrease in proceeds from the sales of commercial and multi-family real estate due to the deconsolidation of Crescent in September 2006
•	Approximately $380 million in proceeds from the sale of an effective 50% interest in Crescent

Financing Cash Flows and Liquidity

Net cash used in financing activities was $1,059 million for the nine months ended September 30 2007 compared to $674 million for the same period in 2006, an increase in cash used of $385 million. This change was driven primarily by:

•	An approximate $800 million decrease in proceeds from issuances of long-term debt, net of redemptions,
•	An approximate $400 million distribution of cash in 2007 as a result of the spin-off of Spectra Energy,
•	An approximate $110 million decrease in cash due to the repurchase of senior convertible notes in 2007, and
•	An approximate $100 million decrease in proceeds from the Duke Energy Income Fund, partially offset by
•	An approximate $500 million increase in cash due to the repurchase of common shares in 2006,
•	An approximate $275 million decrease in dividends paid as a result of the spin-off of Spectra Energy, and
•	An approximate $250 million increase in net proceeds in 2007 from the issuance of notes payable and commercial paper

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

During the nine months ended September 30, 2007, Duke Energy paid dividends of approximately $810 million.

During the nine months ended September 30, 2006, Duke Energy repurchased approximately 17.5 million shares of its common stock for approximately $500 million and paid dividends of approximately $1,083 million. Also, during the nine months ended September 30, 2006, approximately $632 million of convertible debt was converted into approximately 27 million shares of Duke Energy Common Stock.

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

In September 2006, the Duke Energy Income Fund (Income Fund) sold approximately 9 million previously unissued Trust Units at a price of 12.15 Canadian dollars per Trust Unit for total proceeds of 104 million Canadian dollars, net of commissions and expenses of other expenses of issuance.

Available Credit Facilities and Restrictive Debt Covenants. During the nine months ended September 30, 2007, Duke Energy’s consolidated credit capacity decreased by approximately $1,468 million as a result of the spin-off of the natural gas businesses on January 2, 2007. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program. In addition, the commercial paper program at Duke Energy Carolinas, LLC was increased from $650 million to $700 million.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2007, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

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

PART I

The following table summarizes the November 1, 2007 credit ratings from the agencies retained by Duke Energy and its principal funding subsidiaries.

Credit Ratings Summary as of November 1, 2007

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

A reduction in the credit rating of Duke Energy to below investment grade as of September 30, 2007 would have resulted in Duke Energy posting additional collateral of up to approximately $360 million. The majority of this collateral is related to outstanding surety bonds.

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

Other Financing Matters. In October 2007, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2007, there were no material changes to Duke Energy’s off-balance sheet arrangements, other than the off-balance sheet arrangements related to the natural gas businesses, which were spun off on January 2, 2007, from those disclosed in Duke Energy’s Form 8-K for the year ended December 31, 2006 filed October 1, 2007. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2006 in Duke Energy’s Form 8-K for the year ended December 31, 2006 filed October 1, 2007.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. In July 2007, Duke Energy entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million is for participation in the construction of a new 800MW coal unit, and approximately $350 million is for a flue gas desulfurization system at an existing unit, at Cliffside. Duke Energy currently anticipates capital expenditures associated with this agreement to total approximately $80 million in 2007, $325 million in 2008, $425 million in 2009, $325 million in 2010, $115 million in 2011 and $10 million in 2012. Duke Energy has the right to terminate this agreement at any time for its convenience, subject to customary cancellation and demobilization charges in accordance with the terms of the agreement. There were no other material changes in Duke Energy’s contractual obligations from those disclosed in Duke Energy’s Form 8-K for the year ended December 31, 2006 filed October 1, 2007. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2006 in Duke Energy’s Form 8-K for the year ended December 31, 2006 filed October 1, 2007.

PART I

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of September 30, 2007:

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Energy is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

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

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). In June 2007, the EITF reached a consensus that would require realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. In addition, EITF No. 06-11 would require that dividends on equity-classified share-based payment awards be reallocated between retained earnings (for awards expected to vest) and compensation cost (for awards not expected to vest) each reporting period to reflect current forfeiture estimates. For Duke Energy, EITF No. 06-11 must be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008, as well as interim periods within those fiscal years. Early application would be permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Duke Energy is currently evaluating the impact of applying EITF No. 06-11, and cannot currently estimate the impact of EITF No. 06-11 on its consolidated results of operations, cash flows or financial position.

Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters, and commitments and contingencies see Note 7, “Debt and Credit Facilities,” Note 14, “Regulatory Matters,” and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Form 8-K for the year ended December 31, 2006 issued October 1, 2007.

Interest Rate Risk

Based on a sensitivity analysis as of September 30, 2007, it was estimated that if market interest rates average 1% higher (lower) over the next twelve months, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $13 million. Comparatively, based on a sensitivity analysis as of December 31, 2006, had interest rates averaged 1% higher (lower) in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $3 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term investments, cash and cash equivalents outstanding as of September 30, 2007 and December 31, 2006. The increase in interest rate sensitivity was primarily due to a decrease in cash and short-term investment balances and a net increase in commercial paper borrowing. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Energy in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007 and have concluded that the following two changes have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

During the third quarter 2007, Duke Energy implemented an upgrade of the financial and consolidation systems for its Carolinas and Houston operations. These system changes are the result of an evaluation of previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy reviewed these implementation efforts, as well as the impact on Duke Energy’s internal control over financial reporting and, where appropriate, made changes to internal control over financial reporting to address the system upgrades.

Additionally, during the third quarter 2007, Duke Energy’s human resources information system was upgraded and transferred to a third party provider for its Carolinas and Houston operations. Duke Energy reviewed the system as it was being upgraded and transferred, as well as the impact on Duke Energy’s internal control over financial reporting and, where appropriate, made changes to internal control over financial reporting to address the system changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2007, see Note 14 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Brazilian Regulatory Citations. On September 5, 2007, the State Environmental Agency of Parana assessed fines against International Energy of approximately $10 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. International Energy believes that federal law is controlling and has challenged the assessment. In addition, International Energy was assessed a fine by the federal environmental agency, IBAMA, in the amount of approximately $150 thousand for improper maintenance of existing reforested areas. International Energy believes that it has properly maintained all reforested areas and will also contest this assessment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Third Quarter of 2007

There were no issuer purchases of equity securities during the three months ended September 30, 2007.

In 2005, Duke Energy announced plans to execute up to approximately $2.5 billion of stock repurchases over a three year period. From the inception of the plan through September 30, 2007, Duke Energy has repurchased approximately $1.4 billion of common stock. As of September 30, 2007, the dollar value of shares that may yet be purchased under the plan is approximately $1.1 billion; however, Duke Energy does not currently anticipate future shares repurchases under this plan.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the third quarter of 2007.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number
*10.1	Amendment No. 4 to the Transition Services Agreement, dated as of June 30, 2007, by and between Duke Energy Corporation and Spectra Energy Corp.

*10.2	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

*10.3	First Amendment to Employee Matters Agreement, dated as of September 28, 2007.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CORPORATION

Date: November 9, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: November 9, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller