Form 10-K
period 2007-12-31
Duke Energy CORP
filed 2008-02-29
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-32853

DUKE ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-2777218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

526 South Church Street, Charlotte, North Carolina	28202-1803
(Address of principal executive offices)	(Zip Code)

704-594-6200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	New York Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of the registrant at June 30, 2007	$23,017,000,000
Number of shares of Common Stock, $0.001 par value, outstanding at February 22, 2008	1,262,865,450

DUKE ENERGY CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State, federal and foreign legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Corporation’s (Duke Energy) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;
•	The influence of weather and other natural phenomena on Duke Energy’s operations, including the economic, operational and other effects of hurricanes, ice storms, droughts and tornados;
•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation and of projects undertaken by Duke Energy’s non-regulated businesses;
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

PART I

Item 1. Business.

GENERAL

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company located in the Americas that provides its services through the business units described below.

In the second quarter of 2006, Duke Energy and Cinergy Corp. (Cinergy) consummated a merger which combined the Duke Energy and Cinergy regulated franchises, as well as deregulated generation in the Midwestern United States.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy, for purposes of this discussion regarding the merger). On April 3, 2006, in accordance with the merger agreement, Old Duke Energy and Cinergy merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC (Duke Energy Carolinas) effective October 1, 2006). As a result of the merger transaction, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of Duke Energy, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Additionally, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock. Old Duke Energy is the predecessor of Duke Energy for purposes of U.S. securities regulations governing financial statement filing. Therefore, the accompanying Consolidated Financial Statements reflect the results of operations of Old Duke Energy for the three months ended March 31, 2006 and the year ended December 31, 2005. New Duke Energy had separate operations for the period beginning with the effective date of the Cinergy merger, and references to amounts for periods after the closing of the merger relate to New Duke Energy. Cinergy’s results have been included in the accompanying Consolidated Statements of Operations from the effective date of acquisition and thereafter (see “Cinergy Merger” in Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”). Both Old Duke Energy and New Duke Energy are referred to as Duke Energy hereinafter.

Cinergy, a Delaware corporation organized in 1993, owns all outstanding common stock of its public utility companies, Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as other businesses including cogeneration and energy efficiency investments.

Duke Energy Ohio, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its wholly-owned subsidiary Duke Energy Kentucky, Inc. (Duke Energy Kentucky), in nearby areas of Kentucky. Its principal lines of business include generation, transmission, and distribution of electricity, the sale of and/or transportation of natural gas, and power marketing. The regulated operations of Duke Energy Ohio are included in the U.S. Franchised Electric and Gas business segment, whereas the unregulated portion of the business is included in the Commercial Power business segment.

Duke Energy Indiana, an Indiana corporation organized in 1942, is a vertically integrated and regulated electric utility that provides service in central, north central and southern Indiana. Its primary line of business is generation, transmission, and distribution of electricity.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, named Spectra Energy Corp. (Spectra Energy), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC). The natural gas businesses spun off primarily consisted of Duke Energy’s Natural Gas Transmission business segment and Duke Energy’s 50% ownership interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), which was part of the Field Services business segment. The results of operations of these businesses are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods prior to the spin-off. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former Duke Energy North America’s (DENA) remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The exit plan was completed in the second quarter of 2006 (see Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”). As discussed below, certain assets of the former DENA business were transferred to the Commercial Power business segment and certain operations that Duke Energy continues to wind-down are in Other. The results of operations of the former DENA businesses which Duke Energy exited have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations for all periods prior to the completion of the exit activities.

PART I

At December 31, 2007, Duke Energy operated the following business segments, all of which are considered reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,”: U.S. Franchised Electric and Gas, Commercial Power, International Energy and Duke Energy’s 50% interest in the Crescent Resources joint venture (Crescent JV or Crescent). Prior to Duke Energy’s sale of an effective 50% ownership interest in Crescent in September 2006 (see below), this segment represented Duke Energy’s 100% ownership of Crescent Resources, LLC. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. For additional information on each of these business segments, including financial and geographic information about each reportable business segment, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, southwestern Ohio, central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Public Utilities Commission of Ohio (PUCO), the Indiana Utility Regulatory Commission (IURC) and the Kentucky Public Service Commission (KPSC).

Commercial Power owns, operates and manages non-regulated power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio, acquired from Cinergy in April 2006, and the five Midwestern gas-fired non-regulated generation assets that were a portion of former DENA. Commercial Power’s assets comprise approximately 8,020 megawatts of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the Rate Stabilization Plan (RSP). For more information on the RSP, see the “Commercial Power” section below. Commercial Power also develops and implements customized energy solutions. Commercial Power, through Duke Energy Generation Services, Inc. and its affiliates (DEGS), develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages more than 6,600 megawatts of power generation at 23 facilities throughout the U.S. DEGS has 240 megawatts of wind energy under construction and well over 2,500 megawatts of wind energy projects in the development pipeline.

International Energy owns, operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC (DEI) and its activities target power generation in Latin America. Additionally, International Energy owns equity investments in Saudi Arabia and Greece.

Crescent develops and manages high-quality commercial, residential and multi-family real estate projects primarily in the Southeastern and Southwestern U.S. Some of these projects are developed and managed through joint ventures. Crescent also manages “legacy” land holdings in North and South Carolina.

On September 7, 2006, an indirect wholly owned subsidiary of Duke Energy closed an agreement to create the Crescent JV with Morgan Stanley Real Estate Fund V U.S., L.P. (MSREF) and other affiliated funds controlled by Morgan Stanley (collectively the MS Members). Under the agreement, the Duke Energy subsidiary contributed all of the membership interests in Crescent to a newly-formed joint venture, which was ascribed an enterprise value of approximately $2.1 billion as of December 31, 2005. In conjunction with the formation of the Crescent JV, the joint venture, Crescent and Crescent’s subsidiaries entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.21 billion, net of transaction costs, of which approximately $1.19 billion was immediately distributed to Duke Energy. Immediately following the debt transaction, the MS Members collectively acquired a 49% membership interest in the Crescent JV from Duke Energy for a purchase price of approximately $415 million. A 2% interest in the Crescent JV was also issued by the joint venture to the President and Chief Executive Officer of Crescent, which is subject to forfeiture if the executive voluntarily leaves the employment of the Crescent JV within a three year period. Additionally, this 2% interest can be put back to the Crescent JV after three years, or possibly earlier upon the occurrence of certain events, at an amount equal to 2% of the fair value of the Crescent JV’s equity as of the put date. Therefore, the Crescent JV will accrue the obligation related to the put as a liability over the three year forfeiture period. Accordingly, Duke Energy has an effective 50% ownership in the equity of Crescent JV for financial reporting purposes. Duke Energy’s investment in the Crescent JV has been accounted for as an equity method investment for periods after September 7, 2006.

PART I

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, DukeNet Communications, LLC (DukeNet) and related telecom businesses and Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary. Additionally, Other includes the remaining portion of Duke Energy’s business formerly known as DENA that was not exited or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which management is currently in the process of winding down. Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures (such as the Cinergy merger and spin-off of Spectra Energy) and costs associated with certain corporate severance programs. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations. Bison’s principal activities as a captive insurance entity include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. On a limited basis, Bison also participates in reinsurance activities with certain third parties.

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

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
AAC	Annually Adjusted Component

AFUDC	Allowance for Funds Used During Construction

AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board

Bison	Bison Insurance Company Limited

BPM	Bulk Power Marketing

Bridgeport	Bridgeport Energy LLC

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

Campeche	Compañía de Servicios de Compresión de Campeche, S.A. de C.V.

CAMR	Clean Air Mercury Rule

CC	Combined Cycle

CMT	Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc.

CT	Combustion Turbine
Cinergy	Cinergy Corp.

CO2	Carbon Dioxide

COL	Combined Construction and Operating License

CPCN	Certificate of Public Convenience and Necessity

Crescent	Crescent JV

DCP Midstream	DCP Midstream, LLC (formerly Duke Energy Field Services, LLC)

PART I

Term or Acronym	Definition

DEGS	Duke Energy Generation Services, Inc.

DEI	Duke Energy International, LLC

DEM	Duke Energy Merchants, LLC

DENA	Duke Energy North America

DENR	Department of Environment and Natural Resources

DETM	Duke Energy Trading and Marketing, LLC

DOE	Department of Energy

DOJ	Department of Justice

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Indiana	Duke Energy Indiana, Inc.

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency

EPS	Earnings Per Share

FASB	Financial Accounting Standards Board

FEED	Front End Engineering and Design Study

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FSP	Financial Accounting Standards Board Staff Position

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

GCSA	Gas Compression Services Agreement

IGCC	Integrated Gasification Combined Cycle

IRS	Internal Revenue Service

ISO	Independent Transmission System Operator

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LS Power	LS Power Equity Partners

MBSSO	Market Based Standard Service Offer

Mcf	Thousand cubic feet

Moody’s	Moody’s Investor Services

MSREF	Morgan Stanley Real Estate Fund V U.S., L.P.

MW	Megawatt

NCUC	North Carolina Utilities Commission

NDTF	Nuclear Decommissioning Trust Funds

PART I

Term or Acronym	Definition

NERC	North American Electric Reliability Council

NMC	National Methanol Company

NOx	Nitrogen oxide

NRC	Nuclear Regulatory Commission

OCC	Office of the Ohio Consumers’ Counsel

OIL	Oil Insurance Limited

OUCC	Indiana Office of Utility Consumer Counselor

PEMEX	Mexican National Oil Company

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

PUHCA	Public Utility Holding Company Act of 1935, as amended

RSP	Rate Stabilization Plan

SAB	Securities and Exchange Commission Staff Accounting Bulletin

SB 221	Ohio Senate Bill 221

sEnergy	sEnergy Insurance Limited

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur dioxide

SPE	Special Purpose Entity

Spectra Energy	Spectra Energy Corp.

Spectra Capital	Spectra Energy Capital, LLC (formerly Duke Capital LLC)

SRT	System Reliability Tracker

S&P	Standard & Poor’s

Synfuel	Synthetic Fuel

TEPPCO GP	Texas Eastern Products Pipeline Company, LLC

TEPPCO LP	TEPPCO Partners, L.P.

UBE	United Bridgeport Energy LLC

VIE	Variable Interest Entity

Westcoast	Westcoast Energy, Inc.

The following sections describe the business and operations of each of Duke Energy’s reportable business segments, as well as Other. (For more information on the operating outlook of Duke Energy and its reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Introduction—Executive Overview and Economic Factors for Duke Energy’s Business”. For financial information on Duke Energy’s reportable business segments, see Note 3 to the Consolidated Financial Statements, “Business Segments.”)

U.S. FRANCHISED ELECTRIC AND GAS

Service Area and Customers

U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity and transports and sells natural gas. It conducts operations primarily through Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest). Its service area covers

PART I

about 47,000 square miles with an estimated population of 11 million in central and western North Carolina, western South Carolina, southwestern Ohio, central, north central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas supplies electric service to approximately 3.9 million residential, commercial and industrial customers over 148,700 miles of distribution lines and a 20,900 mile transmission system. U.S. Franchised Electric and Gas provides domestic regulated transmission and distribution services for natural gas to approximately 500,000 customers in southwestern Ohio and northern Kentucky via approximately 7,100 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines. Electricity is also sold wholesale to incorporated municipalities and to public and private utilities. In addition, municipal and cooperative customers who purchased portions of the Catawba Nuclear Station may also buy power from a variety of suppliers, including Duke Energy Carolinas, through contractual agreements. For more information on the Catawba Nuclear Station joint ownership, see Note 5 to the Consolidated Financial Statements, “Joint Ownership of Generating and Transmission Facilities.”

Duke Energy Carolinas’ service area has a diversified commercial and industrial presence. Manufacturing continues to be the largest contributor to the economy in the region. Other sectors such as finance, insurance and real estate services also constitute key components of the states’ gross domestic product.

The textile industry, rubber and plastic products, chemicals, and machinery and computer products were the most significant contributors to the area’s manufacturing output and Duke Energy Carolinas’ industrial sales revenue for 2007. Motor vehicle parts, paper, food and beverage, building materials and electrical and electronic equipment manufacturing also have a strong impact on the area’s economic growth and the region’s industrial sales. The textile industry, while in decline, is the largest industry served in both North Carolina and South Carolina (collectively referred to as the Carolinas).

Duke Energy Carolinas has business development strategies to leverage the competitive advantages of its service territory to attract and expand advanced manufacturing and data intensive business. These competitive advantages, including a quality workforce, strong educational institutions, superior transportation infrastructure and competitive electric rates 30% below the national average were key factors in attracting new businesses. The success in attracting new companies, as well as expanding the operations of existing customers, substantially offset the sales declines in the industries like textile and furniture in 2007.

Duke Energy Ohio’s and Duke Energy Kentucky’s service area both have a diversified commercial and industrial presence. Major components of the economy include manufacturing, real estate and rental leasing, wholesale trade, financial and insurance services, retail trade, education, healthcare and professional/business services. Cincinnati, Ohio is positioned to become a healthcare hub and the presence of non-durable manufacturing makes the area less vulnerable to economic fluctuations than other areas.

The primary metals industry, transportation equipment, chemicals, and paper and plastics were the most significant contributors to the area’s manufacturing output and Duke Energy Ohio’s and Duke Energy Kentucky’s industrial sales revenue for 2007. Food and beverage manufacturing, fabricated metals, and electronics also have a strong impact on the area’s economic growth and the region’s industrial sales.

Duke Energy Ohio and Duke Energy Kentucky have business development strategies to leverage the competitive advantages of the Greater Cincinnati Region to attract and expand advanced manufacturing businesses. The availability of a highly skilled workforce, superior highway access, low cost of living, and proximity to markets and raw materials are key factors in attracting new customers in the transportation, food manufacturing, chemical manufacturing, plastics and data processing industries.

Industries of major economic significance in Duke Energy Indiana’s service territory include chemicals, primary metals, and transportation. Other significant industries operating in the area include stone, clay and glass, food products, paper, and other manufacturing. Key sectors among commercial customers include education and retail trade.

Duke Energy Indiana has business development strategies to leverage the competitive advantages of the Indiana region to attract new advanced manufacturing, logistics, life sciences and data center business to Duke Energy Indiana’s service territory. These advantages, including competitive electric rates, a strong transportation network, excellent institutions of higher learning, and a quality workforce, were key in attracting new customers and encouraging existing customer expansions. This ability to attract business investment in the service territory helped balance the slight decline in sales in the chemical, food and transportation equipment sector in 2007.

The number of residential and commercial customers within the U.S. Franchised Electric and Gas’ service territory continues to increase. As a result, sales to these customers are increasing due to the growth in these sectors. As sales to residential and commercial customers increase, the level of sales to industrial customers becomes a smaller, yet still significant, portion of U.S. Franchised Electric and Gas sales.

PART I

U.S. Franchised Electric and Gas’ costs and revenues are influenced by seasonal patterns. Peak sales of electricity occur during the summer and winter months, resulting in higher revenue and cash flows during those periods. By contrast, fewer sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance during those periods. Peak gas sales occur during the winter months.

The following maps show the U.S. Franchised Electric and Gas’ service territories and operating facilities.

Duke Energy — Carolinas

Power Generation Regulated Facilities

PART I

Energy Capacity and Resources

Electric energy for U.S. Franchised Electric and Gas’ customers is generated by three nuclear generating stations with a combined net capacity of 5,020 megawatts (MW) (including Duke Energy’s 12.5% ownership in the Catawba Nuclear Station), fifteen coal-fired stations with a combined net capacity of 13,552 MW (including Duke Energy’s 69% ownership in the East Bend Steam Station and 50.05% ownership in Unit 5 of the Gibson Steam Station), thirty-one hydroelectric stations (including two pumped-storage facilities) with a combined net capacity of 3,213 MW, fifteen combustion turbine (CT) stations burning natural gas, oil or other fuels with a combined net capacity of 5,241 MW and two combined cycle (CC) stations burning natural gas or synthetic gas with a combined net capacity of 560 MW. Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause U.S. Franchised Electric and Gas to purchase power for its customers include generating plant outages, extreme weather conditions, summer reliability, growth, and price. U.S. Franchised Electric and Gas has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy, and reliability of power supply.

U.S. Franchised Electric and Gas’ generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve native-load customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements. The vast majority of customer energy needs are met by large, low-energy-production-cost nuclear and coal-fired generating units that operate almost continuously (or at baseload levels). In 2007, approximately 97.7% of the total generated energy came from U.S Franchised Electric and Gas’ low-cost, efficient nuclear and coal units (66.5% coal and 31.2% nuclear). The remaining energy needs were supplied by hydroelectric, CT and CC generation or economic purchases from the wholesale market.

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

PART I

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

U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it had entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy announced its intent to purchase Southern Company’s 500 MW interest in the proposed William States Lee III Nuclear Station, making the plant’s total output available to Duke Energy Carolinas’ electric customers. On December 13, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors at the Cherokee County, South Carolina site. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 27, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. Also, on December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in pre-construction development costs through 2009, which is comprised of approximately $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC has scheduled an evidentiary hearing on Duke Energy Carolinas’ application for April 17, 2008 and the NCUC has scheduled an evidentiary hearing for April 29, 2008. Also, in December 2006, Duke Energy announced an agreement to purchase a portion of Saluda River Electric Cooperative, Inc.’s ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy will pay approximately $158 million for the additional ownership interest of the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy will own approximately 19 percent of Catawba Nuclear Station. This transaction, which is expected to close prior to September 30, 2008, is subject to approval by various state and federal agencies.

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including allowance for funds used during construction (AFUDC)), and certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. Duke Energy opposed the motions and the NCUC denied the motions for reconsideration in June 2007. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding AFUDC of $600 million) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits. On July 11, 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of a new 800 MW coal unit, with the remainder related to a flue gas desulfurization system on an existing unit, at Cliffside. On January 29, 2008, the final air permit was issued by the North Carolina Department of Environment and Natural Resources (DENR).

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC has consolidated its consideration of the two CPCN applications and scheduled an evidentiary hearing on the applications for March 11, 2008.

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

PART I

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking CPCN’s for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. As with Duke Energy Carolinas’ Cliffside project, Duke Energy Indiana’s estimated costs for the potential IGCC project have increased. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry estimates (as provided by the Electric Power Research Institute (EPRI)) of total capital requirements for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design (FEED) Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including AFUDC). An evidentiary hearing was held June 18-22, 2007, and a public field hearing was held on August 29, 2007. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana CPCNs for the proposed IGCC project and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals. That appeal is pending. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy Indiana is currently exploring its options, including assuming 100% of the plant capacity. Absent identification of an alternative joint owner, Duke Energy Indiana would own 100% of the IGCC plant capacity.

Fuel Supply

U.S. Franchised Electric and Gas relies principally on coal and nuclear fuel for its generation of electric energy. The following table lists U.S. Franchised Electric and Gas’ sources of power and fuel costs for the three years ended December 31, 2007.

	Generation by Source (Percent)			Cost of Delivered Fuel per Net Kilowatt-hour Generated (Cents)
	2007	2006(e)	2005	2007	2006(e)	2005
Coal(a)	66.5	63.4	52.5	2.20	2.16	2.14
Nuclear(b)	31.2	35.1	45.7	0.38	0.42	0.41
Oil and gas(c)	1.1	0.6	0.1	9.32	12.67	28.83

All fuels (cost based on weighted average)(a)(b)	98.8	99.1	98.3	1.71	1.61	1.36
Hydroelectric(d)	1.2	0.9	1.7

	100.0	100.0	100.0

(a)	Statistics related to coal generation and all fuels reflect U.S. Franchised Electric and Gas’ 69% ownership interest in the East Bend Steam Station and 50.05% ownership interest in Unit 5 of the Gibson Steam Station.
(b)	Statistics related to nuclear generation and all fuels reflect U.S. Franchised Electric and Gas’ 12.5% ownership interest in the Catawba Nuclear Station.
(c)	Cost statistics include amounts for light-off fuel at U.S. Franchised Electric and Gas’ coal-fired stations.
(d)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
(e)	Includes legacy Cinergy regulated operations from the date of acquisition (April 3, 2006) and thereafter.

Coal. U.S. Franchised Electric and Gas meets its coal demand in the Carolinas and Midwest through a portfolio of purchase supply contracts and spot agreements. Large amounts of coal are purchased under supply contracts with mining operators who mine both underground and at the surface. U.S. Franchised Electric and Gas uses spot-market purchases to meet coal requirements not met by supply contracts. Expiration dates for its supply contracts, which have various price adjustment provisions and market re-openers, range from 2008 to 2016. U.S. Franchised Electric and Gas expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The coal purchased for the Carolinas is primarily produced from mines in eastern Kentucky, West Virginia and southwestern Virginia. The coal purchased for the regulated Midwest entities is primarily produced in Indiana, Illinois, and Kentucky. U.S. Franchised Electric and Gas has an adequate supply of coal to fuel its projected 2008 operations and a significant portion of supply to fuel its projected 2009 operations.

The current average sulfur content of coal purchased by U.S. Franchised Electric and Gas for the Carolinas is approximately 1%; however, as Carolinas coal plants continue to bring on scrubbers over the next several years, the sulfur content of coal purchased could increase as higher sulfur coal options are considered. The current average sulfur content of coal purchased by U.S. Franchised Electric and Gas for the Midwest is approximately 2%. Coupled with the use of available sulfur dioxide (SO2) emission allowances on the open market, this satisfies the current emission limitations for SO2 for existing facilities in the Carolinas and Midwest.

PART I

Gas. U.S. Franchised Electric and Gas is responsible for the purchase and the subsequent delivery of natural gas to native load customers in the Midwest. U.S. Franchised Electric and Gas’ natural gas procurement strategy is to buy firm natural gas supplies (natural gas intended to be available at all times) and firm interstate pipeline transportation capacity during the winter season (November through March) and during the non-heating season (April through October) through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity. This strategy allows U.S. Franchised Electric and Gas to assure reliable natural gas supply for its high priority (non-curtailable) firm customers during peak winter conditions and provides U.S. Franchised Electric and Gas the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under U.S. Franchised Electric and Gas’ customer choice/gas transportation programs. In 2007, firm supply purchase commitment agreements provided approximately 97% of the natural gas supply, with the remaining gas purchased on the spot market. These firm supply agreements feature two levels of gas supply, specifically (1) baseload, which is a continuous supply to meet normal demand requirements, and (2) swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.

U.S. Franchised Electric and Gas also owns two underground caverns with a total storage capacity of approximately 16 million gallons of liquid propane. In addition, U.S. Franchised Electric and Gas has access to nine million gallons of liquid propane through a storage agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

U.S. Franchised Electric and Gas manages natural gas procurement-price volatility mitigation programs for Duke Energy Ohio and Duke Energy Kentucky. These programs pre-arrange between 25-75% of winter heating season baseload gas requirements and up to 25-50% of summer season baseload requirements up to three years in advance of the delivery month. Duke Energy Ohio and Duke Energy Kentucky use primarily fixed-price forward contracts and contracts with a ceiling and floor on the price. As of December 31, 2007, Duke Energy Ohio and Duke Energy Kentucky, combined, had hedged approximately 52% of their winter 2007/2008 base load requirements.

U.S. Franchised Electric and Gas is responsible for the purchase and the subsequent delivery of natural gas to the gas turbine generators to serve native electric load customers in the Duke Energy Carolinas, Duke Energy Indiana and Duke Energy Kentucky service territories. The natural gas procurement strategy is to contract with one or several suppliers who buy spot market natural gas supplies along with firm or interruptible interstate pipeline transportation capacity for deliveries to the site. This strategy allows for competitive pricing, flexibility of delivery, and reliable natural gas supplies to each of the natural gas plants. Many of the natural gas plants can be served by several supply zones and multiple pipelines.

Duke Energy Indiana hedges a percentage of its winter and summer expected native gas burn from Indiana gas turbine units using financial swaps tied to the NYMEX-Henry Hub natural gas futures.

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

Based on current projections, U.S. Franchised Electric and Gas’ existing portfolio of contracts will meet the requirements of Oconee, McGuire and Catawba Nuclear Stations through the following years:

Nuclear Station	Uranium Material	Conversion Service	Enrichment Service	Fabrication Service
Oconee	2012	2012	2009	2015
McGuire	2012	2012	2009	2015
Catawba	2012	2012	2009	2014

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

Duke Energy Carolinas has entered into a contract with Shaw AREVA MOX Services (MOX Services) (formerly Duke COGEMA Stone & Webster, LLC) under which Duke Energy Carolinas has agreed to prepare the McGuire and Catawba nuclear reactors for use of mixed-oxide fuel and to purchase mixed-oxide fuel for use in such reactors. Mixed-oxide fuel will be fabricated by MOX Services from the U.S. government’s excess plutonium from its nuclear weapons programs and is similar to conventional uranium fuel. Before using the fuel, Duke Energy Carolinas must apply for and obtain amendments to the facilities’ operating licenses from the NRC. On March 3, 2005, the NRC issued amendments to Catawba Nuclear Station’s operating licenses to allow the receipt and use of four mixed oxide fuel lead assemblies. These four lead assemblies completed their first cycle of irradiation on November 11, 2006 and have been inserted for a second cycle of irradiation in Unit 1 of the Catawba Nuclear Station.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. A hearing is expected in 2008.

On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ South Carolina application is based on the application filed in North Carolina. In advance of the evidentiary hearing held February 5-6, 2008, Duke Energy Carolinas reached settlement agreements with the South Carolina Office of Regulatory Staff (ORS), Wal-Mart, Piedmont Natural Gas and the South Carolina Energy Users Committee. Certain environmental groups that were also interveners on the proceeding did not join any of the settlements. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allows for recovery of 85% of the avoided generation charges. An evidentiary hearing is expected to be scheduled by the NCUC for North Carolina in 2008.

Implementation of these plans is subject to approval from the NCUC and PSCSC. As a result, Duke Energy is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/ Energy Efficiency Program (DSM Program). The DSM Program consists of ten residential and two commercial programs. Implementation of the programs has begun. The programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs will be recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO.

On October 19, 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Similar to the plans in North Carolina and South Carolina, Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. The IURC is expected to consider the petition in an evidentiary hearing in May 2008.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. An order on the application is expected in the first quarter of 2008.

PART I

Renewable Energy. Climate change concerns, as well as the high price of oil, have sparked rising government support in driving increasing renewable energy legislation at both the federal and state level. For example, the new energy legislation passed in North Carolina in 2007 establishes a renewable portfolio standard for electric utilities at 3% of output by 2012, rising gradually to 12.5% by 2021. Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana have issued Request for Proposals seeking bids for power generated from renewable energy sources, including sun, wind, water, organic matter and other sources that can be available as early as 2012.

Inventory

Generation of electricity is capital-intensive. U.S. Franchised Electric and Gas must maintain an adequate stock of fuel, materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2007, the inventory balance for U.S. Franchised Electric and Gas was approximately $817 million. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information.

Insurance and Decommissioning

Duke Energy owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and the Catawba Nuclear Stations each have two nuclear reactors and the Oconee Nuclear Station has three. Nuclear insurance includes: liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy for certain expenses associated with nuclear insurance premiums. The Price-Anderson Act requires Duke Energy to provide for public liability claims resulting from nuclear incidents to the full limit of liability, which is approximately $10.8 billion. See Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies—Nuclear Insurance,” for more information.

In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. During 2007, Duke Energy expensed approximately $48 million and contributed approximately $48 million of cash to the Nuclear Decommissioning Trust Funds (NDTF) for decommissioning costs. The entire $48 million was contributed to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. The balance of the external funds was $1,929 million as of December 31, 2007 and $1,775 million as of December 31, 2006. These amounts are reflected in the Consolidated Balance Sheets as Nuclear Decommissioning Trust Funds Within Investments and Other Assets.

Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $2.3 billion in 2003 dollars, based on a decommissioning study completed in 2004. This includes costs related to Duke Energy’s 12.5% ownership in Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. The previous study, conducted in 1999, estimated a decommissioning cost of $1.9 billion ($2.2 billion in 2003 dollars at 3% inflation). The estimated increase is due primarily to inflation and cost increases for the size of the organization needed to manage the decommissioning project (based on current industry experience at facilities undergoing decommissioning). Both the NCUC and the PSCSC have allowed Duke Energy to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy’s nuclear stations. Duke Energy believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, are sufficient to provide for the cost of decommissioning.

After used fuel is removed from a nuclear reactor, it is cooled in a spent-fuel pool at the nuclear station. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. On March 6, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it.

Duke Energy has experienced numerous claims for indemnification and medical reimbursements relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985. Duke Energy has third-party insurance to cover certain

PART I

losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Reserves recorded on Duke Energy’s Consolidated Balance Sheets are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes it is possible that claims will continue to be filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related reserve estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change management’s estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside Duke Energy’s control, management believes it is reasonably possible that Duke Energy Carolinas may incur asbestos liabilities in excess of its recorded reserves.

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

See Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies—Asbestos Related Injuries and Damages Claims,” for more information.

Competition

U.S. Franchised Electric and Gas competes in some areas with government-owned power systems, municipally owned electric systems, rural electric cooperatives and other private utilities. By statute, the NCUC and the PSCSC assign service areas outside municipalities in North Carolina and South Carolina, respectively, to regulated electric utilities and rural electric cooperatives. Substantially all of the territory comprising Duke Energy Carolinas’ service area has been assigned in this manner. In unassigned areas, Duke Energy Carolinas’ business remains subject to competition. A decision of the North Carolina Supreme Court limits, in some instances, the right of North Carolina municipalities to serve customers outside their corporate limits. In South Carolina, competition continues between municipalities and other electric suppliers outside the municipalities’ corporate limits, subject to the regulation of the PSCSC. In Kentucky, the right of municipalities to serve customers outside corporate limits is subject to court approval. In Ohio, certified suppliers may offer retail electric generation service to residential, commercial and industrial customers. In Indiana, the state is divided into certified electric service areas for municipal utilities, rural cooperatives and investor owned utilities. There are limited circumstances where the certified electric service areas can be modified, with approval of the IURC. U.S. Franchised Electric and Gas also competes with other utilities and marketers in the wholesale electric business. In addition, U.S. Franchised Electric and Gas continues to compete with natural gas providers.

Regulation

State

The NCUC, the PSCSC, the PUCO, the IURC and the KPSC (collectively, the State Utility Commissions) approve rates for retail electric service within their respective states. In addition, the PUCO and the KPSC approve rates for retail gas distribution service within their respective states. The FERC approves U.S. Franchised Electric and Gas’ cost based rates for electric sales to certain wholesale customers. For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters—U.S. Franchised Electric and Gas.” The State Utility Commissions, except for the PUCO, also have authority over the construction and operation of U.S. Franchised Electric and Gas’ facilities. CPCN’s issued by the State Utility Commissions, as applicable, authorize U.S. Franchised Electric and Gas to construct and operate its electric facilities, and to sell electricity to retail and wholesale customers. Prior approval from the relevant State Utility Commission is required for Duke Energy’s regulated operating companies to issue securities.

PART I

In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), a settlement agreement among Duke Energy Carolinas, the NCUC Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which includes Duke Energy Carolinas and all intervening parties to the rate case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a Regional Transmission Organization (RTO) planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

The Partial Settlement reflected an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05% - 7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion as of December 31, 2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement was designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the settlement, Duke Energy Carolinas agreed to alter the then existing bulk power marketing (BPM) profit sharing arrangement that included a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. Under the Partial Settlement, Duke Energy Carolinas will share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the non-settled issues, the Order required that Duke Energy Carolinas’ test period operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider. This order reaffirmed the prior tentative conclusion that the provisions of the Merger Order will not produce a fair sharing of the benefits of estimated merger savings between ratepayers and shareholders and that, for that reason, Duke Energy should be authorized to implement a 12-month increment rider to collect $80 million.

South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and nitrogen oxide (NOx) control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear base-

PART I

load generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On August 23, 2007, the NCUC initiated a rulemaking proceeding to adopt new rules and modify existing rules, as appropriate, to implement the legislation. That proceeding is pending and final rules are expected in the first quarter 2008. At this time, Duke Energy is not able to estimate the impact these legislative initiatives might have on its consolidated results of operations, cash flows, or financial position.

On December 12, 2007, the PSCSC directed the ORS to provide a written report concerning the NCUC’s resolution of Duke Energy Carolinas’ rate application and its relevance to Duke Energy Carolinas’ rates in South Carolina. The ORS in turn requested information from Duke Energy Carolinas. After review of information supplied by Duke Energy Carolinas and several other documents related to the North Carolina rate case, and after conversations with the North Carolina Public Staff, the ORS filed its report with the PSCSC on January 31, 2008. The ORS concluded that the outcome of the North Carolina rate case had no bearing on Duke Energy Carolinas’ rates in South Carolina. The PSCSC has not yet responded to the report filed by the ORS.

Electric generation supply service has been deregulated in Ohio. Accordingly, Duke Energy Ohio’s electric generation has been deregulated and Duke Energy Ohio is in a competitive retail electric service market in the state of Ohio. Under applicable legislation governing the deregulation of generation, Duke Energy Ohio has implemented a RSP, including a market based standard service offer (MBSSO) approved by the PUCO. The RSP, among other things, allows Duke Energy Ohio to recover increased costs associated with environmental expenditures on its deregulated generating fleet, capacity reserves, and provides for a fuel and emission allowance cost recovery mechanism through 2008. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters—U.S. Franchised Electric and Gas - Rate Related Information” for additional information.

On September 25, 2007, at the request of the Governor of Ohio, the Ohio Senate introduced a bill (SB 221) that proposes a comprehensive change to Ohio’s 1999 electric energy industry restructuring legislation. If enacted, SB 221 would expand the PUCO’s authority over generation to: implement the state’s revised energy policy; regulate electric distribution utility prices for standard service; and permit the PUCO to implement rules for advanced energy portfolio and energy efficiency standards, greenhouse gas emission reporting requirements, and pilot project carbon sequestration activities in conjunction with other state agencies. Under SB 221, electric distribution utilities have the ability to apply for PUCO approval of one of two generation pricing alternatives –a market option or an Electric Security Plan (ESP) option. The market option is based upon a competitive bidding process. The ESP option would allow for the recovery of specified costs. The PUCO, however, would have authority to disallow the market option and compel the ESP option. SB 221, if enacted, would limit the ability of a utility to transfer its dedicated generating assets to an exempt wholesale generator absent PUCO approval. SB 221 passed the Ohio Senate on October 31, 2007, and is currently pending before the Ohio House of Representatives.

Federal

Regulations of FERC and the State Utility Commissions govern access to regulated electric and gas customer and other data by non-regulated entities, and services provided between regulated and non-regulated energy affiliates. These regulations affect the activities of non-regulated affiliates with U.S. Franchised Electric and Gas.

The Energy Policy Act of 2005 was signed into law in August 2005. The legislation directs specified agencies to conduct a significant number of studies on various aspects of the energy industry and to implement other provisions through rulemakings. Among the key provisions, the Energy Policy Act of 2005 repealed the Public Utility Holding Company Act (PUHCA) of 1935, directed FERC to establish a self-regulating electric reliability organization governed by an independent board with FERC oversight, extended the Price Anderson Act for 20 years (until 2025), provided loan guarantees, standby support and production tax credits for new nuclear reactors, gave FERC enhanced merger approval authority, provided FERC new backstop authority for the siting of certain electric transmission projects, streamlined the processes for approval and permitting of interstate pipelines, and reformed hydropower relicensing. In 2005 and 2006, FERC initiated several rulemakings as directed by the Energy Policy Act of 2005. These rule makings have now been completed, subject to certain appeals and further proceeding. Duke Energy does not believe that these rulemakings or the appeals will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

The Midwest ISO is the provider of transmission service requested on the transmission facilities under its tariff. It is responsible for the reliable operation of those transmission facilities and the regional planning of new transmission facilities. The Midwest ISO administers energy markets utilizing Locational Marginal Pricing (i.e., the energy price for the next MW may vary throughout the Midwest ISO market based on transmission congestion and energy losses) as the methodology for relieving congestion on the transmission facilities under its functional control.

On December 19, 2005, the FERC approved a plan filed by Duke Energy Carolinas to establish an “Independent Entity” (IE) to serve as a coordinator of certain transmission functions and an “Independent Monitor” (IM) to monitor the transparency and fairness of the operation of Duke Energy Carolinas’ transmission system. Duke Energy Carolinas remains the owner and operator of the transmission system, with responsibility for the provision of transmission service under Duke Energy Carolinas’ Open Access Transmission Tariff. Duke Energy Carolinas retained the Midwest ISO to act as the IE and Potomac Economics, Ltd. to act as the IM. The IE and IM began operations on November 1, 2006. Duke Energy Carolinas is not currently seeking adjustments to its transmission rates to reflect the incremental cost of the proposal, which is not projected to have a material adverse effect on Duke Energy’s future consolidated results of operations, cash flows or financial position.

Other

U.S. Franchised Electric and Gas is subject to the NRC jurisdiction for the design, construction and operation of its nuclear generating facilities. In 2000, the NRC renewed the operating license for Duke Energy’s three Oconee nuclear units through 2033 for Units 1 and 2 and through 2034 for Unit 3. In 2003, the NRC renewed the operating licenses for all units at Duke Energy’s McGuire and Catawba stations. The two McGuire units are licensed through 2041 and 2043, respectively, while the two Catawba units are licensed through 2043. All but one of U.S. Franchised Electric and Gas’ hydroelectric generating facilities are licensed by the FERC under Part I of the Federal Power Act, with license terms expiring from 2005 to 2036. The FERC has authority to issue new hydroelectric generating licenses. Hydroelectric facilities whose licenses expired in 2005 are operating under annual extensions of the current license until FERC issues a new license. Other hydroelectric facilities whose licenses expire between 2008 and 2016 are in various stages of relicensing. Duke Energy expects to receive new licenses for all hydroelectric facilities with the exception of the Dillsboro Project, for which Duke Energy has filed an application to surrender the license. Duke Energy expects to remove this project’s dam and powerhouse, as part of the multi-stakeholder licensing agreement.

U.S. Franchised Electric and Gas is subject to the jurisdiction of the U.S. Environmental Protection Agency (EPA) and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

COMMERCIAL POWER

Commercial Power owns, operates and manages non-regulated power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio, acquired from Cinergy in April 2006 and the five Midwestern gas-fired non-regulated generation assets that were a portion of former DENA. Commercial Power’s assets are comprised of approximately 8,000 net megawatts of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the RSP described below. See Item 2. “Properties” for further discussion of the generating facilities. Commercial Power also develops and implements customized energy solutions.

PART I

Commercial Power, through DEGS, is an on-site energy solutions and utility services provider. Primarily through joint ventures, DEGS engages in utility systems construction, operation and maintenance of utility facilities, as well as cogeneration. Cogeneration is the simultaneous production of two or more forms of usable energy from a single source. In support of a strategy to increase its renewable energy portfolio, DEGS acquired the wind power development assets of Energy Investor Funds from Tierra Energy in May 2007. Three of the development projects for a total of 240 MW of wind energy acquired from Tierra Energy are anticipated to be in commercial operation in late 2008 or 2009 and are currently under construction. DEGS also has over 2,500 MW of wind energy projects in the development pipeline.

DEGS also owns coal-based synthetic fuel (synfuel) production facilities which convert coal feedstock into synfuel for sale to third parties. The synfuel produced in these facilities qualified for tax credits through 2007 in accordance with Internal Revenue code Section 29/45K if certain requirements are satisfied. The production of synfuel was ceased at the end of 2007 upon the expiration of the tax credits.

In October 2006, Duke Energy completed the sale of Commercial Power’s energy marketing and trading activities, which were acquired in the Cinergy merger. Additionally, in December 2006, Duke Energy completed the sale of Caledonia Power 1, LLC, which is the project company that operated and managed the Caledonia peaking generation facility in Mississippi.

In February 2008, Duke Energy entered into an agreement to sell its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority. This transaction, which is subject to FERC and other regulatory approvals, is expected to close in the second quarter of 2008.

Competition

Commercial Power primarily competes for wholesale contracts for the purchase and sale of electricity, coal, natural gas and emission allowances. The market price of commodities and services, along with the quality and reliability of services provided, drive competition in the energy marketing business. Commercial Power’s main competitors include other non-regulated generators in the Midwestern U.S. wholesale power, coal and natural gas marketers, renewable energy companies and financial institutions and hedge funds engaged in energy commodity marketing and trading.

PART I

Duke Energy Ohio has been charging the MBSSO to non-residential customers since January 1, 2005 and to residential customers since January 1, 2006. The MBSSO charge consists of the following discrete charges:

•

Annually Adjusted Component - intended to provide cost recovery primarily for environmental compliance expenditures. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

•

Infrastructure Maintenance Fund Charge - intended to compensate Duke Energy Ohio for committing its physical capacity. This charge is avoidable (or by-passable) only by non-residential customers that switch to an alternative electric service provider and agree to remain off the RSP.

•	System Reliability Tracker - intended to provide actual cost recovery for capacity purchases. This charge is by-passable only by non-residential load under certain circumstances.
•

Generation Prices and Fuel Recovery: A market price has been established for generation service. A component of the market price is a fuel cost recovery mechanism that is adjusted quarterly for fuel, emission allowances, and certain purchased power costs that exceed the amount originally included in the rates frozen in the Duke Energy Ohio transition plan. These new prices were applied to non-residential customers beginning January 1, 2005 and to residential customers beginning January 1, 2006.

•

Transmission Cost Recovery: A transmission cost recovery mechanism was established beginning January 1, 2005 for non-residential customers and beginning January 1, 2006 for residential customers. The transmission cost recovery mechanism is designed to permit Duke Energy Ohio to recover certain Midwest ISO charges and all FERC approved transmission costs allocable to retail ratepayers that are provided service by Duke Energy Ohio.

Regulation

Commercial Power is subject to regulation at the state level, primarily from PUCO and at the federal level, primarily from FERC. The PUCO approves prices for all retail electric generation sales by Duke Energy Ohio for its native retail service territory. See “Regulation” section within U.S. Franchised Electric and Gas for additional information regarding deregulation in Ohio.

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

INTERNATIONAL ENERGY

International Energy operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through DEI and its activities target power generation in Latin America. Additionally, International Energy owns equity investments in: National Methanol Company (NMC), located in Saudi Arabia, which is a regional producer of methanol and methyl tertiary butyl ether (MTBE) and Attiki Gas Supply S.A. (Attiki), located in Athens, Greece, which is a natural gas distributor and was acquired in connection with the Cinergy merger.

International Energy’s customers include retail distributors, electric utilities, independent power producers, marketers and industrial/commercial companies. International Energy’s current strategy is focused on optimizing the value of its current Latin American portfolio and expanding the portfolio through investment in generation opportunities in Latin America.

PART I

International Energy owns, operates or has substantial interests in approximately 4,000 net MW of generation facilities. The following map shows the locations of International Energy’s facilities, including its interest in non-generation facilities in Saudi Arabia and Greece.

In February 2007, International Energy closed the sale of its 50 percent ownership interest in two hydroelectric power plants near Cochabamba, Bolivia to Econergy International.

International Energy had an investment in Compañia de Servicios de Compresión de Campeche, S.A. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. In August 2007, as a result of the expiration of a gas compression services agreement with the Mexican National Oil Company (PEMEX), ownership of the facility transferred to PEMEX.

Competition and Regulation

International Energy’s sales and marketing of electric power and natural gas competes directly with other generators and marketers serving its market areas. Competitors are country and region-specific but include government owned electric generating companies, local distribution companies with self-generation capability and other privately owned electric generating companies. The principal elements of competition are price and availability, terms of service, flexibility and reliability of service.

A high percentage of International Energy’s portfolio consists of baseload hydro electric generation facilities which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic activity, conservation, legislation, governmental regulations, weather and other factors affect the supply and demand for electricity in the regions served by International Energy.

International Energy’s operations are subject to both country-specific and international laws and regulations. (See “Environmental Matters” in this section.)

PART I

CRESCENT

As previously discussed, effective September 7, 2006, Duke Energy completed the Crescent JV transaction, whereby Duke Energy sold an effective 50% interest in Crescent.

Crescent develops and manages high-quality commercial, residential and multi-family real estate projects, and manages land holdings, primarily in the Southeastern and Southwestern U.S. As of December 31, 2007, Crescent owned 0.9 million square feet of commercial, industrial and retail space, with an additional 0.5 million square feet under construction. This portfolio included 0.7 million square feet of office space, 0.7 million square feet of warehouse space and 49 thousand square feet of retail space. Crescent’s residential developments include high-end country club and golf course communities, with individual lots sold to custom builders and tract developments sold to national builders. Crescent had two multi-family communities at December 31, 2007, including one operating property and one property under development. As of December 31, 2007, Crescent also managed approximately 122,608 acres of land.

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

OTHER

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, DukeNet and related telecom businesses and Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary. Additionally, Other includes the remaining portion of Duke Energy’s business formerly known as DENA that was not exited or transferred to Commercial Power, primarily DETM, which management is currently in the process of winding down. Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures (such as the Cinergy merger and spin-off of Spectra) and costs associated with certain corporate severance programs. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations. Bison’s principal activities as a captive insurance entity include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. On a limited basis, Bison also participates in reinsurance activities with certain third parties.

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

PART I

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
•

The North Carolina clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy, to significantly reduce emissions of SO2 and NOx from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). However, Duke Energy Carolinas ended its amortization in 2007 as part of its rate case settlement with the NCUC.

(For more information on environmental matters involving Duke Energy, including possible liability and capital costs, see Notes 4 and 17 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.)

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy.

GEOGRAPHIC REGIONS

For a discussion of Duke Energy’s foreign operations and the risks associated with them, see “Risk Factors,” “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” and Notes 3 and 8 to the Consolidated Financial Statements, “Business Segments” and “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” respectively.

EMPLOYEES

On December 31, 2007, Duke Energy had approximately 17,800 employees. A total of approximately 4,500 operating and maintenance employees were represented by unions.

EXECUTIVE OFFICERS OF DUKE ENERGY

STEPHEN G. DE MAY, 45, Vice President and Treasurer. Mr. De May assumed his current position in November 2007. Prior to that, he served as Assistant Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. De May served as Vice President, Energy and Environmental Policy of Duke Energy since February 2004. Prior to that Mr. De May served as Vice President, Business Unit Finance from November 2000 to February 2004.

LYNN J. GOOD, 48, Group Executive and President, Commercial Businesses. Ms. Good assumed her current position in November 2007. Prior to that, she served as Senior Vice President and Treasurer since December 2006; prior to that she served as Treasurer and Vice President, Financial Planning since October 2006; and prior to that she served as Vice President and Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Ms. Good served as Executive Vice President and Chief Financial Officer of Cinergy from August 2005, Vice President, Finance and Controller of Cinergy from November 2003 to August 2005 and Vice President, Financial Project Strategy of Cinergy from May 2003 to November 2003. Prior to that, Ms. Good was a partner with the international accounting firm Deloitte & Touche LLP in Cincinnati, Ohio from May 2002 to May 2003.

DAVID L. HAUSER, 56, Group Executive and Chief Financial Officer. Mr. Hauser assumed his current position in April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Hauser served as Group Vice President and Chief Financial Officer of Duke Energy since March 2004 and as Acting Chief Financial Officer of Duke Energy from December 2003 to March 2004. Prior to that, he served as Senior Vice President and Treasurer of Duke Energy from July 1998 to December 2003.

DHIAA M. JAMIL, 51, Group Executive and Chief Nuclear Officer. Mr. Jamil assumed his current position in February 2008. Prior to that he served as Senior Vice President, Nuclear Support, Duke Energy Carolinas, LLC since March 2007; and prior to that he served as Vice President, Catawba Nuclear Station, Duke Energy Carolinas, LLC since April 2006, upon the merger of Duke Energy and Cinergy.

PART I

Until the merger of Duke Energy and Cinergy, Mr. Jamil served as Vice President Catawba Nuclear Station, Duke Power from March 2004 to April 2006, and prior to that he served as Nuclear Station Vice President, Duke Power of Duke Energy from September 2003 to March 2004. Prior to that he served as Vice President, McGuire Nuclear Station Duke Power from September 2002 to September 2003.

JULIA S. JANSON, 43, Senior Vice President, Ethics and Compliance and Corporate Secretary. Ms. Janson assumed her current position in December 2006. Prior to that she served as Vice President, Corporate Secretary and Chief Ethics and Compliance Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Ms. Janson served as Chief Compliance Officer of Cinergy since 2004 and Corporate Secretary of Cinergy since 2000.

MARC E. MANLY, 55, Group Executive and Chief Legal Officer. Mr. Manly assumed his current position in April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Manly served as Executive Vice President and Chief Legal Officer of Cinergy since November 2002.

JAMES E. ROGERS, 60, Chairman, President and Chief Executive Officer. Mr. Rogers assumed the role of Chief Executive Officer and President in April 2006, upon the merger of Duke Energy and Cinergy and assumed the role of Chairman on January 2, 2007. Until the merger of Duke Energy and Cinergy, Mr. Rogers served as Chairman of the Board of Cinergy since 2000 and as Chief Executive Officer of Cinergy since 1995.

CHRISTOPHER C. ROLFE, 57, Group Executive and Chief Administrative Officer. Mr. Rolfe assumed his current position in November 2006. Prior to that, he served as Group Executive and Chief Human Resources Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Rolfe served as Vice President, Human Resources of Duke Energy since January 2005. Prior to that, Mr. Rolfe served as Senior Vice President, Strategy, Planning & Human Resources of Duke Energy from March 2003 to January 2005 and Senior Vice President, Human Resources of Duke Energy from January 2001 to March 2003.

B. KEITH TRENT, 48, Group Executive and Chief Strategy, Policy and Regulatory Officer. Mr. Trent assumed his current position in May 2007. Prior to that he served as Group Executive and Chief Strategy and Policy Officer since October 2006 and prior to that he served as Group Executive and Chief Development Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Trent served as Executive Vice President, General Counsel and Secretary of Duke Energy since March 2005. Prior to that he served as General Counsel, Litigation of Duke Energy from May 2002 to March 2005.

JAMES L. TURNER, 48, Group Executive; President and Chief Operating Officer, U.S. Franchised Electric and Gas. Mr. Turner assumed his current position in May 2007. Prior to that he served as Group Executive and President, U.S. Franchised Electric and Gas since October 2006, and prior to that he served as Group Executive and Chief Commercial Officer, U.S. Franchised Electric and Gas since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Turner served as President of Cinergy since 2005, Executive Vice President and Chief Financial Officer of Cinergy from 2004 to 2005 and Executive Vice President and Chief Executive Officer, Regulated Business Unit of Cinergy from 2001 to 2004.

STEVEN K. YOUNG, 49, Senior Vice President and Controller. Mr. Young assumed his current position in December 2006. Prior to that he served as Vice President and Controller since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Young served as Vice President and Controller of Duke Energy since June 2005. Prior to that Mr. Young served as Senior Vice President and Chief Financial Officer of Duke Energy Carolinas from March 2003 to June 2005 and as Vice President, Rates and Regulatory Affairs of Duke Energy Carolinas from March 1998 to March 2003.

Executive officers serve until their successors are duly elected.

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

PART I

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

Duke Energy’s ownership and operation of nuclear generation facilities requires Duke Energy to meet licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of Duke Energy’s control, such as a serious nuclear incident at a facility owned by a third-party, could necessitate substantial capital and other expenditures at Duke Energy’s nuclear plants, as well as assessments against Duke Energy to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on Duke Energy’s results of operations and financial condition.

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

Duke Energy’s plans for future expansion and modernization of its generation fleet subject it to risk of failure to adequately execute and manage its significant construction plans, as well as the risk of recovering such costs in an untimely manner, which could materially impact Duke Energy’s results of operations, cash flows or financial position.

During the five-year period from 2008 to 2012, Duke Energy anticipates cumulative capital expenditures of approximately $23 billion. The completion of Duke Energy’s anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, Duke Energy’s ability to recover these costs in a timely manner could materially impact Duke Energy’s consolidated financial position, results of operations or cash flows.

Duke Energy’s sales may decrease if Duke Energy is unable to gain adequate, reliable and affordable access to transmission assets.

Duke Energy depends on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity Duke Energy sells to the wholesale market. FERC’s power transmission regulations require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. If transmission is disrupted, or if transmission capacity is inadequate, Duke Energy’s ability to sell and deliver products may be hindered.

PART I

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

Duke Energy may be unable to secure long term power sales agreements or transmission agreements, which could expose Duke Energy’s sales to increased volatility.

In the future, Duke Energy may not be able to secure long-term power sales agreements for Duke Energy’s unregulated power generation facilities. If Duke Energy is unable to secure these types of agreements, Duke Energy’s sales volumes would be exposed to increased volatility. Without the benefit of long-term customer power purchase agreements, Duke Energy cannot assure that it will be able to sell the power generated by Duke Energy’s facilities or that Duke Energy’s facilities will be able to operate profitably. The inability to secure these agreements could materially adversely affect Duke Energy’s results and business.

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

Each of Duke Energy’s and its rated subsidiaries senior unsecured long-term debt is currently rated investment grade by various rating agencies. Duke Energy cannot be sure that the senior unsecured long-term debt of Duke Energy or its rated subsidiaries will be rated investment grade in the future.

If the rating agencies were to rate Duke Energy or its rated subsidiaries below investment grade, the entity’s borrowing costs would increase, perhaps significantly. In addition, Duke Energy or its rated subsidiaries would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Further, if its short-term debt rating were to fall, the entity’s access to the commercial paper market could be significantly limited. Any downgrade or other event negatively affecting the credit ratings of Duke Energy’s subsidiaries could make their costs of borrowing higher or access to funding sources more limited, which in turn could increase Duke Energy’s need to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing the liquidity and borrowing availability of the consolidated group.

A downgrade below investment grade could also trigger termination clauses in some interest rate and foreign exchange derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy’s liquidity and profitability and could have a material adverse effect on Duke Energy’s financial position, results of operations or cash flows.

PART I

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

Duke Energy currently owns and may acquire and/or dispose of material energy-related investments and projects outside the United States. The economic, regulatory, market and political conditions in some of the countries where Duke Energy has interests or in which Duke Energy may explore development, acquisition or investment opportunities could present risks related to, among others, Duke Energy’s ability to obtain financing on suitable terms, Duke Energy’s customers’ ability to honor their obligations with respect to projects and investments, delays in construction, limitations on Duke Energy’s ability to enforce legal rights, and interruption of business, as well as risks of war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law, regulations, market rules or tax policy.

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

Duke Energy’s primary foreign currency rate exposure is expected to be to the Brazilian Real. A 10% devaluation in the currency exchange rate in all of Duke Energy’s exposure currencies would result in an estimated net loss on the translation of local currency earnings of approximately $10 million. The consolidated balance sheets would be negatively impacted by such a devaluation by approximately $145 million through cumulative currency translation adjustments.

PART I

Duke Energy is exposed to credit risk of counterparties with whom Duke Energy does business.

Adverse economic conditions affecting, or financial difficulties of, counterparties with whom Duke Energy does business could impair the ability of these counterparties to pay for Duke Energy’s services or fulfill their contractual obligations, including loss recovery payments under insurance contracts, or cause them to delay such payments or obligations. Duke Energy depends on these counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy’s cash flows, financial position or results of operations.

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy’s liquidity and results of operations.

Duke Energy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and Duke Energy’s required or voluntary contributions made to the plans. While Duke Energy complied with the minimum funding requirements as of December 31, 2007, Duke Energy has certain qualified U.S. pension plans with obligations which exceeded the value of plan assets by approximately $240 million. Without sustained growth in the pension investments over time to increase the value of Duke Energy’s plan assets and depending upon the other factors impacting Duke Energy’s costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy’s cash flows, financial position or results of operations.

Duke Energy is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase Duke Energy’s cost of operations, and which may impact or limit Duke Energy’s business plans, or expose Duke Energy to environmental liabilities.

Duke Energy is subject to numerous environmental laws and regulations affecting many aspects of Duke Energy’s present and future operations, including air emissions (such as reducing NOx, SO2 and mercury emissions in the U.S., or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy may be required to shut down or alter the operation of its facilities, which may cause Duke Energy to incur losses. Further, Duke Energy’s regulatory rate structure and Duke Energy’s contracts with customers may not necessarily allow Duke Energy to recover capital costs Duke Energy incurs to comply with new environmental regulations. Also, Duke Energy may not be able to obtain or maintain from time to time all required environmental regulatory approvals for Duke Energy’s operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy’s cash flows, financial position or results of operations, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances.

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

PART I

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy’s results of operations, cash flows or financial position and Duke Energy’s utilities’ businesses.

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

Duke Energy is involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to Duke Energy could negatively affect Duke Energy’s results of operations, cash flows or financial position.

Duke Energy is subject to numerous legal proceedings, including claims for damages for bodily injuries alleged to have arisen prior to 1985 from the exposure to or use of asbestos at electric generation plants of Duke Energy Carolinas. Litigation is subject to many uncertainties and Duke Energy cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy is involved could require Duke Energy to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on Duke Energy’s cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy to change Duke Energy’s business practices and procedures, which could also have a material effect on Duke Energy’s cash flows, financial position or results of operations.

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

Factors that could impact sales volumes, generation of electricity and market prices at which Duke Energy is able to sell electricity are as follows:

•

weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease Duke Energy’s ability to operate its facilities in an economical manner;

•	supply of and demand for energy commodities;

•	illiquid markets including reductions in trading volumes which result in lower revenues and earnings;
•

general economic conditions, including downturns in the U.S. or other economies which impact energy consumption particularly in which sales to industrial or large commercial customers comprise a significant portion of total sales;

•	transmission or transportation constraints or inefficiencies which impact Duke Energy’s non-regulated energy operations;
•

availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, nuclear or gas plants, and of energy-efficient equipment which reduces energy demand;

•	natural gas, crude oil and refined products production levels and prices;

PART I

•	ability to procure satisfactory levels of inventory, such as coal;
•

electric generation capacity surpluses which cause Duke Energy’s non-regulated energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate;

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

New laws or regulations could have a negative impact on Duke Energy’s results of operations.

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

The insurance industry has also been disrupted by these potential events. As a result, the availability of insurance covering risks Duke Energy and Duke Energy’s competitors typically insure against may decrease. In addition, the insurance Duke Energy is able to obtain may have higher deductibles, higher premiums, lower coverage limits and more restrictive policy terms.

PART I

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

U.S. FRANCHISED ELECTRIC AND GAS

As of December 31, 2007, U.S. Franchised Electric and Gas operated three nuclear generating stations with a combined net capacity of 5,020 MW (including a 12.5% ownership in the Catawba Nuclear Station), fifteen coal-fired stations with a combined net capacity of 13,552 MW, thirty-one hydroelectric stations (including two pumped-storage facilities) with a combined net capacity of 3,213 MW, fifteen CT stations with a combined net capacity of 5,241 MW and two CC stations with a combined net capacity of 560 MW. The stations are located in North Carolina, South Carolina, Indiana, Ohio and Kentucky. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Ownership Interest (percentage)
Carolinas:
Oconee	2,538	2,538	Nuclear	SC	100%
Catawba	2,258	282	Nuclear	SC	12.5
Belews Creek	2,270	2,270	Coal	NC	100
McGuire	2,200	2,200	Nuclear	NC	100
Marshall	2,110	2,110	Coal	NC	100
Bad Creek	1,360	1,360	Hydro	SC	100
Lincoln CT	1,267	1,267	Natural gas/Fuel oil	NC	100
Allen	1,145	1,145	Coal	NC	100
Rockingham CT	825	825	Natural gas/Fuel oil	NC	100
Cliffside	760	760	Coal	NC	100
Jocassee	680	680	Hydro	SC	100
Mill Creek CT	596	596	Natural gas/Fuel oil	SC	100
Riverbend	454	454	Coal	NC	100
Lee	370	370	Coal	SC	100
Buck	369	369	Coal	NC	100
Cowans Ford	325	325	Hydro	NC	100
Dan River	276	276	Coal	NC	100
Buzzard Roost CT	196	196	Natural gas/Fuel oil	SC	100
Keowee	152	152	Hydro	SC	100
Riverbend CT	120	120	Natural gas/Fuel oil	NC	100
Buck CT	93	93	Natural gas/Fuel oil	NC	100
Dan River CT	85	85	Natural gas/Fuel oil	NC	100
Lee CT	80	80	Natural gas/Fuel oil	SC	100
Other small hydro (26 plants)	651	651	Hydro	NC/SC	100
Midwest:
Gibson(A)	3,127	2,820	Coal	IN	90
Cayuga(B)	1,005	1,005	Coal/Fuel oil	IN	100
Wabash River(C)	676	676	Coal/Fuel oil	IN	100
East Bend	600	414	Coal	KY	69
Madison CT	596	596	Natural gas	OH	100
Gallagher	560	560	Coal	IN	100
Woodsdale CT	500	500	Natural gas/Propane	OH	100
Wheatland CT	460	460	Natural gas	IN	100
Noblesville CC	285	285	Natural gas	IN	100
Wabash River CC(D)	275	275	Syn Gas/Natural gas	IN	100
Miami Fort (Unit 6)	163	163	Coal/Fuel oil	OH	100
Edwardsport	160	160	Coal	IN	100
Henry County CT	135	135	Natural gas	IN	100
Cayuga CT	106	106	Natural gas/Fuel oil	IN	100
Miami Wabash CT	96	96	Fuel oil	IN	100
Connersville CT	86	86	Fuel oil	IN	100
Markland	45	45	Hydro	IN	100

Total	30,055	27,586

PART I

(A)	Duke Energy Indiana owns and operates Gibson Station Units 1-4 and owns 50.05% of Unit 5, but is the operator.
(B)	Includes Cayuga Internal Combustion (IC)
(C)	Includes Wabash River IC
(D)	Wabash River Unit 1 is included in Assets Held for Sale

In addition, as of December 31, 2007, U.S. Franchised Electric and Gas owned approximately 20,900 conductor miles of electric transmission lines, including 600 miles of 525 kilovolts, 1,800 miles of 345 kilovolts, 3,300 miles of 230 kilovolts, 8,800 miles of 100 to 161 kilovolts, and 6,400 miles of 13 to 69 kilovolts. U.S. Franchised Electric and Gas also owned approximately 148,700 conductor miles of electric distribution lines, including 102,900 miles of overhead lines and 45,800 miles of underground lines, as of December 31, 2007 and approximately 7,100 miles of gas mains and service lines. As of December 31, 2007, the electric transmission and distribution systems had approximately 2,300 substations. U.S. Franchised Electric and Gas also owns two underground caverns with a total storage capacity of approximately 16 million gallons of liquid propane. In addition, U.S. Franchised Electric and Gas has access to nine million gallons of liquid propane through a storage agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

Substantially all of U.S. Franchised Electric and Gas’ electric plant in service is mortgaged under the indenture relating to Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First and Refunding Mortgage Bonds.

(For a map showing U.S. Franchised Electric and Gas’ properties, see “Business—U.S. Franchised Electric and Gas” earlier in this section.)

COMMERCIAL POWER

The following table provides information about Commercial Power’s non-regulated generation portfolio as of December 31, 2007. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Plant Type	Primary Fuel	Location	Approximate Ownership Interest (percentage)
Hanging Rock	1,240	1,240	Combined Cycle	Natural gas	OH	100%
Lee	640	640	Simple Cycle	Natural gas	IL	100
Vermillion	640	480	Simple Cycle	Natural gas	IN	75
Fayette	620	620	Combined Cycle	Natural gas	PA	100
Washington	620	620	Combined Cycle	Natural gas	OH	100
Dick’s Creek	152	152	Simple Cycle	Natural gas	OH	100
Beckjord CT	212	212	Simple Cycle	Fuel oil	OH	100
Miami Fort CT	60	60	Simple Cycle	Fuel oil	OH	100
Miami Fort (Units 7 and 8)(A)	1,000	640	Steam	Coal	OH	64
W.C. Beckjord(A)	1,124	862	Steam	Coal	OH	37.5
W.M. Zimmer(A)	1,300	605	Steam	Coal	OH	46.5
J.M. Stuart(A)	2,340	912	Steam	Coal	OH	39
Killen(A)	600	198	Steam	Coal	OH	33
Conesville(A)	780	312	Steam	Coal	OH	40
Brownsville	466	466	Simple Cycle	Natural gas	TN	100

Total	11,794	8,019

(A)	These generation facilities are jointly owned by Duke Energy Ohio and subsidiaries of American Electric Power, Inc. and Dayton Power and Light, Inc.

(For a map showing Commercial Power’s properties, see “Business—Commercial Power” earlier in this section.)

PART I

INTERNATIONAL ENERGY

The following table provides information about International Energy’s generation portfolio in continuing operations as of December 31, 2007.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Approximate Ownership Interest (percentage)
Paranapanema	2,307	2,112	Hydro	Brazil	95%
Hidroelectrica Cerros Colorados	576	523	Hydro/Natural Gas	Argentina	91
Egenor	502	501	Hydro/Diesel	Peru	100
DEI Guatemala	250	250	Fuel Oil/Diesel	Guatemala	100
DEI El Salvador	328	297	Fuel Oil/Diesel	El Salvador	90
Electroquil	181	150	Diesel	Ecuador	83
Aguaytia	177	135	Natural Gas	Peru	76

Total	4,321	3,968

International Energy also owns a 25% equity interest in NMC. In 2007, NMC produced approximately 840 thousand metric tons of methanol and 1 million metric tons of MTBE. Approximately 40% of methanol is normally used in the MTBE production. Additionally, International Energy owns a 25% equity interest in Attiki, which is a natural gas distributor that has an exclusive 30 year license to supply natural gas to residential and commercial customers within the geographical area of Athens, Greece. (For additional information and a map showing International Energy’s properties, see “Business—International Energy” earlier in this section.)

CRESCENT

(For information regarding Crescent’s properties, see “Business—Crescent” earlier in this section.)

OTHER

Duke Energy owns approximately 5.7 million square feet of corporate, regional and district office space spread throughout its service territories in the Carolinas and the Midwest. Additionally, Duke Energy leases approximately 1.5 million square feet of office space throughout the Carolinas, Midwest and in Houston, Texas.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Duke Energy’s common stock is listed for trading on the New York Stock Exchange (ticker symbol DUK). As of February 22, 2008, there were approximately 170,099 common stockholders of record.

Common Stock Data by Quarter

	2007			2006
		Stock Price Range(a)			Stock Price Range(a)
	Dividends Per Share	High	Low	Dividends Per Share	High	Low
First Quarter	$0.21	$20.62	$18.40	$0.31	$29.77	$27.38
Second Quarter(b)	0.43	21.30	18.06	0.63	29.85	26.94
Third Quarter	—	19.90	16.91	—	30.98	28.84
Fourth Quarter(b)	0.22	20.78	18.25	0.32	34.50	29.82

(a)	Stock prices represent the intra-day high and low stock price.
(b)	Dividends paid in September 2007 and December 2007 increased from $0.21 per share to $0.22 per share and dividends paid in September 2006 and December 2006 increased from $0.31 per share to $0.32 per share.

On January 2, 2007, Duke Energy consummated the spin-off of the natural gas businesses to shareholders. In connection with this transaction, Duke Energy distributed all the shares of common stock of Spectra Energy to Duke Energy shareholders. The distribution ratio approved by Duke Energy’s Board of Directors was one-half share of Spectra Energy common stock for every share of Duke Energy common stock. Subsequent to the distribution, the market price of Duke Energy common stock was significantly less than the trading ranges in 2006 due to the fact that a proportionate share of the value of Duke Energy stock prior to the spin-off was transferred to Spectra Energy. Additionally, dividends paid on Duke Energy common stock during 2007 of $0.86 per share were less than the 2006 dividend of $1.26 per share as dividends subsequent to the spin-off were split proportionately between Duke Energy and Spectra Energy such that the sum of the dividends of the two stand-alone companies approximated the former total dividend of Duke Energy, subject to future adjustment by each company’s Board of Directors. In the second quarter of 2007, the Board of Directors increased the common stock dividend from $0.21 per share to $0.22 per share. Duke Energy expects to continue its policy of paying regular cash dividends; however, there is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, and financial condition, and are subject to declaration by the Board of Directors.

Issuer Purchases of Equity Securities for Fourth Quarter of 2007

There were no repurchases of equity securities during the fourth quarter of 2007.

In 2005, Duke Energy announced plans to execute up to approximately $2.5 billion of stock repurchases over a three year period. From the inception of the plan through December 31, 2007, Duke Energy has repurchased approximately $1.4 billion of common stock. As of December 31, 2007, the dollar value of shares that may yet be purchased under the plan is approximately $1.1 billion; however, Duke Energy does not currently anticipate future shares repurchases under this plan.

PART II

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in Duke Energy Corporation common stock, as compared with the Standard & Poor’s (S&P) 500 Stock Index and the Philadelphia Utility Index for the period 2002 through 2007.

This performance chart assumes $100 invested on December 31, 2002 in Duke Energy common stock, in the S&P 500 Stock Index and in the Philadelphia Utility Index and that all dividends are reinvested.

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007. In June 2007, Duke Energy’s Chief Executive Officer, as required by Section 303A.12(a) of the NYSE Listed Company Manual, certified to the NYSE that he was not aware of any violation by Duke Energy of the NYSE’s corporate governance listing standards.

PART II

Item 6. Selected Financial Data.(a)

	2007	2006	2005	2004	2003(c)
	(in millions, except per-share amounts)
Statement of Operations
Total operating revenues	$12,720	$10,607	$6,906	$6,357	$6,006
Total operating expenses	10,222	9,210	5,586	5,074	6,550
Gains on sales of investments in commercial and multi-family real estate	—	201	191	192	84
(Losses) gains on sales of other assets and other, net	(5)	223	(55)	(435)	(202)
Operating income (loss)	2,493	1,821	1,456	1,040	(662)
Total other income and expenses	428	354	217	180	326
Interest expense	685	632	381	425	431
Minority interest expense (benefit)	2	13	24	(15)	(79)
Income (loss) from continuing operations before income taxes	2,234	1,530	1,268	810	(688)
Income tax expense (benefit) from continuing operations	712	450	375	192	(288)
Income (loss) from continuing operations	1,522	1,080	893	618	(400)
(Loss) income from discontinued operations, net of tax	(22)	783	935	872	(761)
Income (loss) before cumulative effect of change in accounting principle	1,500	1,863	1,828	1,490	(1,161)
Cumulative effect of change in accounting principle, net of tax and minority interest	—	—	(4)	—	(162)
Net income (loss)	1,500	1,863	1,824	1,490	(1,323)
Dividends and premiums on redemption of preferred and preference stock	—	—	12	9	15
Earnings (loss) available for common stockholders	$1,500	$1,863	$1,812	$1,481	$(1,338)

Ratio of Earnings to Fixed Charges	3.7	2.6	2.4	1.6	— (b)
Common Stock Data
Shares of common stock outstanding(d)
Year-end	1,262	1,257	928	957	911
Weighted average—basic	1,260	1,170	934	931	903
Weighted average—diluted	1,266	1,188	970	966	904
Earnings (loss) per share (from continuing operations)
Basic	$1.21	$0.92	$0.94	$0.65	$(0.44)
Diluted	1.20	0.91	0.92	0.64	(0.44)
(Loss) earnings per share (from discontinued operations)
Basic	$(0.02)	$0.67	$1.00	$0.94	$(0.86)
Diluted	(0.02)	0.66	0.96	0.90	(0.86)
Earnings (loss) per share (before cumulative effect of change in accounting principle)
Basic	$1.19	$1.59	$1.94	$1.59	$(1.30)
Diluted	1.18	1.57	1.88	1.54	(1.30)
Earnings (loss) per share
Basic	$1.19	$1.59	$1.94	$1.59	$(1.48)
Diluted	1.18	1.57	1.88	1.54	(1.48)
Dividends per share(e)	0.86	1.26	1.17	1.10	1.10
Balance Sheet
Total assets	$49,704	$68,700	$54,723	$55,770	$57,485
Long-term debt including capital leases, less current maturities	$9,498	$18,118	$14,547	$16,932	$20,622

PART II

(a)	Significant transactions reflected in the results above include: 2007 spin-off of the natural gas businesses (see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”), 2006 merger with Cinergy (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), 2006 Crescent joint venture transaction and subsequent deconsolidation effective September 7, 2006 (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), 2005 DENA disposition (see Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”), 2005 deconsolidation of DCP Midstream effective July 1, 2005 (see Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”), 2005 DEFS sale of TEPPCO (see Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”) and 2004 sale of the former DENA Southeast plants.
(b)	Earnings were inadequate to cover fixed charges by $746 million for the year ended December 31, 2003.
(c)	As of January 1, 2003, Duke Energy adopted the remaining provisions of Emerging Issues Task Force (EITF) 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03) and SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). In accordance with the transition guidance for these standards, Duke Energy recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles.
(d)	2006 increase primarily attributable to issuance of approximately 313 million shares in connection with Duke Energy’s merger with Cinergy (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).
(e)	2007 decrease due to the spin-off of the natural gas businesses to shareholders on January 2, 2007 as dividends subsequent to the spin-off were split proportionately between Duke Energy and Spectra Energy such that the sum of the dividends of the two stand-alone companies approximated the former total dividend of Duke Energy prior to the spin-off.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2007, 2006 and 2005.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas business to shareholders, as discussed below. Accordingly, the results of operations of Duke Energy’s Natural Gas Transmission business segment and Duke Energy’s 50% ownership interest in DCP Midstream have been reclassified to discontinued operations for all periods presented. Additionally, in April 2006, Duke Energy consummated the merger with Cinergy.

EXECUTIVE OVERVIEW

2007 Objectives. During 2007, management of Duke Energy focused on the following objectives, as outlined in the 2007 Charter:

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

With the completion of the spin-off of the natural gas businesses on January 2, 2007, Duke Energy began its first year as primarily an electric utility and met or exceeded most of its financial and non-financial objectives established for 2007. See “2007 Financial Results” below for discussion of Duke Energy’s 2007 financial results. Overall, during a year of record-breaking heat and an exceptional drought in the Carolinas, Duke Energy was able to meet its productivity challenges as the coal fleet experienced superior operational performance and three of Duke Energy’s nuclear units set new capacity factor records. Additionally, Duke Energy focused on regulatory and legislative initiatives that will allow Duke Energy to balance the need for cleaner, more efficient power sources with future energy needs of its customers.

Planning for future capital expansion was a primary focus in 2007. Over the next five years, Duke Energy plans to spend approximately $23 billion on capital expenditures, with approximately $19 billion anticipated to support the U.S. Franchised Electric and Gas segment. Of this amount, approximately 25% of this capital is expected to go towards new pulverized coal, IGCC, gas and renewable generation resources to meet growing customer demand. During 2007 and early 2008, Duke Energy achieved important milestones with various state and federal regulators related to future capital projects. In the Carolinas, the NCUC approved the construction of one state of the art coal generation unit at Duke Energy Carolinas’ existing Cliffside Steam Station and Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement with an affiliate of The Shaw Group, Inc. related to participation in the construction of Cliffside Unit 6, which has a current cost estimate of approximately $2.4 billion, which includes approximately $0.6 billion of AFUDC. In January 2008, the North Carolina Department of Environment and Natural Resources issued the final air permit for Cliffside Unit 6, which was the last regulatory hurdle before construction could begin. Additionally, in December 2007, CPCN’s to build two 620 MW combined cycle natural gas-fired generating facilities, one each at the existing Dan River and Buck steam stations, were filed with the NCUC. Duke Energy Carolinas is also continuing to seek all necessary regulatory approvals for the proposed William States Lee III Nuclear Station, including December 2007 filings of a COL application with the NRC, which was approved in February 2008, and an Integrated Resource Plan with the NCUC and PSCSC. Duke Energy Carolinas also currently plans to file a CPCN related to the nuclear project in South Carolina during 2008. Although these actions are necessary steps as management continues to pursue the option of building a new nuclear plant, submitting these applications does not commit Duke Energy Carolinas to build a nuclear unit. In Indiana, the IURC issued an order in November 2007 granting Duke Energy Indiana CPCN’s for the proposed 630 MW IGCC power plant at the Edwardsport Generating Station, which has an estimated cost of construction of approximately $2 billion, including AFUDC. The order also approved the timely recovery of costs related to the project. In January 2008, the Indiana Department of Environmental Management approved the air permit for the project, and major construction is expected to begin in the Spring of 2008. Duke Energy is assessing the potential for a joint owner for the facility, but could retain all of the plant capacity if a joint owner is not identified.

The continued development of renewable energy as part of Duke Energy’s generating portfolio was another primary focus of management during 2007. Climate change concerns, as well as the high price of oil, have sparked increased support for renewable

PART II

energy legislation at both the federal and state level. For example, the new energy legislation passed in North Carolina in 2007 establishes a renewable portfolio standard for electric utilities at 3% of output by 2012, rising gradually to 12.5% by 2021. In response to this legislation, during 2007, Duke Energy Carolinas issued Request for Proposals (RFP) seeking bids for power generate from renewable energy sources, including sun, wind, water, organic matter and other sources. A similar RFP has also been issued by Duke Energy Ohio and Duke Energy Indiana. Additionally, in support of a strategy to increase its renewable energy portfolio in its unregulated businesses, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy in May 2007. Three of the development projects acquired from Tierra Energy are anticipated to be in commercial operation in late 2008 or 2009 and Duke Energy has already contracted to purchase wind turbines that are capable of generating approximately 240 MW when placed in commercial operation.

Management is also making progress on increasing the role energy efficiency will have in meeting customers’ growing energy needs. Energy efficiency is considered a “fifth fuel” in the portfolio available to meet customers’ growing needs for electricity, along with coal, nuclear, natural gas and renewable energy. During 2007, new energy efficiency plans were filed in North Carolina, South Carolina and Indiana and energy efficiency programs were expanded in both Kentucky and Ohio. The energy efficiency plans filed in North Carolina, South Carolina and Indiana are save-a-watt programs that would compensate Duke Energy for verified reductions in energy use and be available to all customer groups. The PSCSC and IURC have scheduled evidentiary hearings in 2008 to review these filings for South Carolina and Indiana, respectively. In advance of the evidentiary hearing held February 5-6, 2008 related to the South Carolina energy efficiency filing, a settlement agreement was reached with the South Carolina Office of Regulatory Staff, Wal-Mart, Piedmont Natural Gas and the South Carolina Energy Users Committee. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allow for recovery of 85% of the avoided generation charges. An evidentiary hearing is expected to be scheduled by the NCUC for North Carolina in 2008.

Duke Energy also participated in the development of energy legislation in various jurisdictions in 2007. Both North Carolina and South Carolina passed comprehensive energy legislation during 2007. This legislation includes provisions that will allow Duke Energy to recover new plant financing costs during the construction phase and allows recovery of costs of certain reagents used in emission removal. The North Carolina legislation also includes a renewable energy portfolio standard discussed above. Additionally, the Ohio Senate introduced Senate Bill 221 (SB 221), which proposes a comprehensive change to Ohio’s 1999 electric energy industry restructuring legislation. If enacted, SB 221 provides a workable framework for the development of new technologies, the building of new generation, environmental improvement, as well as energy efficiency. SB 221 is currently pending before the Ohio House of Representatives and could be enacted during the first quarter of 2008.

In the fourth quarter of 2007, Duke Energy Carolinas completed its first comprehensive rate case in North Carolina since 1991. Duke Energy Carolinas reached a settlement with interveners and the NCUC approved it. Overall, the rate settlement reduces customer rates in North Carolina without significantly impacting current earning levels. Although earnings levels will not be significantly impacted as a result of the rate settlement, future cash flows will be reduced as a result of a reduction in customer rates effective January 1, 2008. The decrease in revenues from the decrease in customer rates will be mostly offset by the discontinuance of amortization of clean air expenditures. Future clean air expenditures of approximately $700 million through 2010 will be capitalized as a component of rate base. Additionally, the PUCO affirmed Duke Energy Ohio’s RSP, which had been remanded by the Ohio Supreme Court to the PUCO for further consideration. The ruling maintained the current price and provided for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier.

Overall, the regulatory and legislative accomplishments during 2007 have positioned Duke Energy well for 2008 and beyond.

2007 Financial Results. For the year-ended December 31, 2007, Duke Energy reported net income of $1,500 million and basic and diluted earnings per share (EPS) of $1.19 and $1.18, respectively, as compared to reported net income of $1,863 million and basic and diluted EPS of $1.59 and $1.57, respectively, for the year-ended December 31, 2006. EPS (basic and diluted) decreased for 2007 as compared to 2006, primarily due to lower net income, which is discussed below, and 2007 earnings per share being impacted by the dilutive effect of the issuance of approximately 313 million shares in April 2006 related to the Cinergy merger.

Income from continuing operations was $1,522 million for 2007, as compared to $1,080 million for 2006 due largely to the inclusion of Cinergy operations for a full year in 2007 versus nine months in the prior year. Total reportable segment EBIT increased from $2,553 million to $3,009 million. An increase for U.S. Franchised Electric and Gas of $494 million was primarily related to $218 million of first quarter 2007 EBIT contributed by Cinergy’s regulated Midwest operations for which there was zero in the comparable period of the prior year, as well as improved results in both the Carolinas and Midwest in 2007 due largely to favorable weather and additional long-term wholesale contracts, partially offset by higher operations and maintenance expense. Segment EBIT for Commercial Power increased

PART II

$231 million due to improved retail electric margins resulting largely from timing of fuel and purchased power recoveries, higher overall prices and favorable weather, favorable mark-to-market results, and improved results from the Midwest gas-fired assets as a result of higher generation and capacity revenues, partially offset by higher operations and maintenance expense. Higher segment results at International Energy of $225 million are primarily a result of higher equity earnings at National Methanol Company (NMC), higher prices in Latin America and favorable foreign currency exchange impacts, as well as the absence of a $100 million litigation reserve and a $50 million impairment charge recorded in 2006. Segment results for Crescent decreased from $532 million in 2006 to $38 million in 2007, reflecting the $246 million gain on sale of an effective 50% interest in Crescent and the subsequent reduction in ownership from 100% to an effective 50% in September 2006, two large sales that occurred in the second quarter of 2006, lower residential developed lot sales in 2007 and an impairment charge on certain residential developments in 2007. In addition, losses at Other decreased as a result of lower costs related to captive insurance, lower merger costs, lower corporate governance costs and a benefit in 2007 related to contract settlement negotiations, partially offset by convertible debt costs of approximately $21 million related to the spin-off of Spectra Energy.

In addition to the increase in total reportable segment and Other EBIT, income from continuing operations for 2007 as compared to 2006 was negatively impacted by higher income tax expense from continuing operations and higher interest expense. Income tax expense from continuing operations increased as a result of higher pre-tax income and a higher effective tax rate in 2007 compared to 2006 largely due to certain favorable tax matters in 2006 that lowered the effective tax rate in 2006. Interest expense increased due primarily to the debt assumed from Cinergy. Partially offsetting these unfavorable results was higher interest income, largely as a result of increased earnings from higher average invested cash and short-term investment balances during 2007 as compared to 2006, including a $19 million favorable impact related to the inclusion of amounts for legacy Cinergy for the first quarter of 2007 with no comparable amount in 2006.

More than offsetting the increase in income from continuing operations was a decrease in income from discontinued operations for 2007 as compared to 2006, primarily attributable to the classification of the results of operations for the natural gas businesses spun off on January 2, 2007 as discontinued operations for periods prior to the spin-off.

Duke Energy’s Direction in 2008 and Beyond. Management of Duke Energy is focusing on the following objectives in 2008 and beyond:

•

Pursue a balanced approach to meeting future energy needs by pursuing new supply options, including energy efficiency, coal gasification, advanced pulverized coal, nuclear, natural gas-fired generation and renewable energy, while considering whether they are available, affordable, reliable and clean;

•	Accept the reality of a carbon-constrained world and pursue low-carbon and no-carbon solutions for meeting future energy needs;
•	Finding a path to success during this era of rising costs by striving to control costs, run the businesses efficiently and provide excellent customer service; and
•	Meet 2008 financial objectives and, for the long-term, deliver on its promise to shareholders by steadily growing earnings and dividends

The majority of future earnings are anticipated to be contributed from U.S. Franchised Electric and Gas, which consists of Duke Energy’s regulated businesses that currently own a capacity of approximately 28,000 megawatts of generation. The regulated generation portfolio consists of a mix of coal, nuclear, natural gas and hydroelectric generation, with the substantial majority of all of the sales of electricity coming from coal and nuclear generation facilities. While the drought conditions in the Carolinas did not significantly impact earnings in 2007, continued or sustained drought conditions could have a negative impact on earnings in 2008. Commercial Power has net capacity of approximately 8,000 megawatts of unregulated generation, of which approximately 4,000 megawatts serves retail customers under the RSP in Ohio. Approximately 75% of International Energy’s net capacity of approximately 4,000 megawatts of installed generation capacity in Latin America consists of base load hydroelectric capacity that carries a low level of dispatch risk; in addition, for 2008 over 90% of International Energy’s contractible capacity in Latin America is either currently contracted or receives a system capacity payment.

As mentioned earlier, during the five-year period from 2008 to 2012, Duke Energy anticipates total capital expenditures of approximately $23 billion. Annual capital expenditures are currently estimated at approximately $5 billion in 2008-2011 and approximately $3 billion in 2012. These expenditures are principally related to expansion plans, maintenance costs, environmental spending related to Clean Air Act requirements and nuclear fuel. Current estimates are that Duke Energy’s regulated generation capacity will need to increase by approximately 7,700 megawatts over the next ten years, with the majority being in the Carolinas. Duke Energy is committed to adding base load capacity at a reasonable price while modernizing the current generation facilities by replacing older, less efficient plants with cleaner, more efficient plants. Significant expansion projects include the new IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station, a new 800 MW coal unit at Duke Energy Carolinas’ existing Cliffside facility in North Carolina and new gas-fired generation units at Duke Energy Carolinas’ existing Dan River and Buck Steam Stations, as well as other additions due to system growth.

PART II

Additionally, Duke Energy is evaluating the potential construction of a new nuclear power plant in Cherokee County, South Carolina. Costs related to environmental spending are expected to decrease over the five-year period as the upgrades to comply with the new environmental regulations are completed.

Duke Energy anticipates capital expenditures at Commercial Power will primarily relate to growth opportunities, such as renewable energy generation projects and environmental control equipment, as well as maintenance on existing plants. Capital expenditures at International Energy, which will be funded with cash held or raised by International Energy, will primarily be for strategic growth opportunities, such as new hydro plants in Brazil, as well as maintenance on existing plants. Duke Energy does not anticipate any additional capital investment related to its investment in the Crescent JV.

Duke Energy does not currently anticipate funding capital expenditures with the issuance of common equity in the foreseeable future, but rather through the use of available cash and cash equivalents as well as the issuance of incremental debt.

As the majority of Duke Energy’s anticipated future capital expenditures are related to its regulated operations, a risk to Duke Energy is the ability to recover costs related to such expansion in a timely manner. Energy legislation passed in North Carolina and South Carolina in 2007 provides, among other things, mechanisms for Duke Energy to recover financing costs for new nuclear or coal base load generation during the construction phase. In Indiana, Duke Energy has received approval to recover its development costs for the new IGCC plant at the Edwardsport Generating Station. Duke Energy has received approval for nearly $260 million of future federal tax credits related to costs to be incurred for the modernization of the Cliffside facility as well as the IGCC plant in Indiana. In addition, Duke Energy has received general assurances from the NCUC that the North Carolina allocable portion of development costs associated with the William States Lee III nuclear station will be recoverable through a future rate case proceeding as long as the costs are deemed prudent and reasonable. Duke Energy does not anticipate beginning construction of the proposed nuclear power plant without adequate assurance of cost recovery from the state legislators or regulators.

In response to concerns over climate change, the U.S. Congress has been discussing various proposals to reduce or cap CO2 and other greenhouse gas emissions. Any legislation enacted as a result of these efforts could involve a market based cap and trade program. In anticipation, Duke Energy is increasing focus on renewable energy and energy efficiency initiatives in an effort to reduce emissions. In addition to the wind assets purchased during 2007, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana have issued RFP’s for renewable energy sources that can be operational as early as 2012. Additionally, new energy efficiency plans were filed in North Carolina, South Carolina and Indiana and energy efficiency programs were expanded in both Kentucky and Ohio. Energy efficiency filings are expected to be made in Ohio and Kentucky in 2008. The energy efficiency plans filed in North Carolina, South Carolina and Indiana are save-a-watt programs that would compensate Duke Energy for verified reductions in energy use and be available to all customer groups. The PSCSC and IURC have scheduled evidentiary hearings in 2008 to review these filings for South Carolina and Indiana, respectively. In advance of the evidentiary hearing held February 5-6, 2008 related to the South Carolina energy efficiency filing, a settlement agreement was reached with the South Carolina Office of Regulatory Staff, Wal-Mart, Piedmont Natural Gas and the South Carolina Energy Users Committee. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allow for recovery of 85% of the avoided generation charges. An evidentiary hearing is expected to be scheduled by the NCUC for North Carolina in 2008.

In summary, Duke Energy is coordinating its future capital expenditure requirements with regulatory initiatives in order to ensure adequate and timely cost recovery while continuing to provide low cost energy to its customers.

Economic Factors for Duke Energy’s Business. Duke Energy’s business model provides diversification between stable, less cyclical businesses like U.S. Franchised Electric and Gas, and the traditionally higher-growth and more cyclical energy businesses like Commercial Power and International Energy. Additionally, Crescent’s portfolio strategy is diversified between residential, commercial and multi-family development. All of Duke Energy’s businesses can be negatively affected by sustained downturns or sluggishness in the economy, including low market prices of commodities, all of which are beyond Duke Energy’s control, and could impair Duke Energy’s ability to meet its goals for 2008 and beyond.

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

PART II

Duke Energy’s 2008 goals can also be substantially at risk due to the regulation of its businesses. Duke Energy’s businesses in the United States are subject to regulation on the federal and state level. Regulations, applicable to the electric power industry, have a significant impact on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and Duke Energy cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on its business.

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

RESULTS OF OPERATIONS

Consolidated Operating Revenues

Year Ended December 31, 2007 as Compared to December 31, 2006. Consolidated operating revenues for 2007 increased $2,113 million, compared to 2006. This change was driven primarily by approximately $1,408 million of revenues generated during the first quarter of 2007 related to legacy Cinergy operations (reflected in the results for U.S. Franchised Electric and Gas and Commercial Power) for which no revenues were recognized in the comparable period of the prior year since the Cinergy merger occurred effective April 2006. Also contributing to the increase in revenues were:

•

A $576 million increase at U. S. Franchised Electric and Gas due primarily to increased fuel revenue from retail customers, higher sales volume as a result of favorable weather, increased wholesale power revenues due to increased sales volumes primarily due to additional long-term wholesale contracts in 2007, increase in retail rates and rate riders primarily related to new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky and the recovery of environmental compliance costs from retail customers in Indiana, and an increase related to the sharing of anticipated merger savings through rate decrement riders which was substantially completed prior to the third quarter of 2007;

•

A $208 million increase at Commercial Power due primarily to increased retail electric revenues principally related to the timing of collections on fuel and purchased power and increased retail demand resulting from favorable weather, and increased wholesale revenues due primarily to higher generation volumes resulting from favorable weather and higher tolling and capacity revenues, partially offset by net unfavorable mark-to-market results on non-qualifying power and capacity hedge contracts; and

•

A $117 million increase at International Energy due primarily to higher sales prices in Brazil and Peru, and favorable foreign currency exchange impacts compared to the prior year, primarily in Brazil.

Partially offset by:

•

A $221 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment.

Year Ended December 31, 2006 as Compared to December 31, 2005. Consolidated operating revenues for 2006 increased $3,701 million, compared to 2005. This change was driven by:

•	An approximate $3,820 million increase due to the merger with Cinergy; and
•

A $216 million increase at International Energy due primarily to higher revenues in Peru from increased ownership and resulting consolidation of Aguaytia, higher energy prices in El Salvador, favorable results in Brazil, primarily foreign exchange rate impacts and higher electricity volumes and prices in Argentina.

PART II

Partially offset by:

•	A $274 million decrease at Crescent due primarily to the deconsolidation of Crescent, effective September 7, 2006 and softening in the residential real estate market; and
•

A $69 million decrease in Other due primarily to the sale of Duke Project Services Group, Inc. (DPSG) in February 2006 and a prior year mark-to-market gain related to former DENA’s hedge discontinuance in the Southeast.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Year Ended December 31, 2007 as Compared to December 31, 2006. Consolidated operating expenses for 2007 increased $1,012 million, compared to 2006. This change was driven primarily by an approximate $1,160 million of expenses incurred during the first quarter of 2007 related to legacy Cinergy operations (reflected in the results for U.S. Franchised Electric and Gas and Commercial Power) for which no expenses were incurred in the comparable period of the prior year since the Cinergy merger occurred effective April 2006. Excluding the above, consolidated operating expenses increased as a result of the following:

•

A $317 million increase at U.S. Franchised Electric and Gas due primarily to increased operating and maintenance expenses driven by higher wage and benefits costs, including increased short-term incentive costs, maintenance costs at fossil and nuclear generating plants, increased fuel expense driven by higher demand from retail customers resulting from favorable weather, and an increase in depreciation due to additional capital spending; and

•

An $18 million increase at Commercial Power due primarily to increased fuel expense and operating and maintenance expenses from the Midwest gas-fired generation assets due primarily to increased generation volumes in 2007 compared to 2006 and higher fuel and purchased power expenses due to increased retail sales volumes and plant outages in 2007, partially offset by net mark-to-market gains on non-qualifying fuel hedge contracts in 2007 compared to net losses in 2006 and lower losses from sales of fuel.

Partially offset by:

•

A $240 million decrease in Other due primarily to a 2006 charge and 2007 credits related to contract settlement negotiations, lower costs to achieve related to the Cinergy merger, lower costs related to Duke Energy’s captive insurance company driven by lower charges for mutual insurance exit obligations, and lower governance and other corporate costs, partially offset by a donation to the Duke Foundation;

•

A $160 million decrease at Crescent as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment; and

•

A $62 million decrease at International Energy due primarily to a prior year reserve related to a settlement made in conjunction with the Citrus Trading Corporation (Citrus) litigation, a contract dispute between Citrus and Spectra Energy LNG Sales Inc. (formerly known as Duke Energy LNG Sales Inc.), an impairment charge on notes receivable from Campeche recorded in 2006, partially offset by unfavorable foreign currency exchange impacts, increased purchased power, general and administrative costs in Brazil, and higher fuel consumption in Guatemala due to higher generation and higher maintenance costs as a result of unplanned outages.

Year Ended December 31, 2006 as Compared to December 31, 2005. Consolidated operating expenses for 2006 increased $3,624 million, compared to 2005. The change was primarily driven by:

•	An approximate $3,326 million increase due to the merger with Cinergy;
•

A $312 million increase at International Energy due primarily to higher costs in Peru, driven primarily by increased ownership and resulting consolidation of Aguaytia, a reserve related to a settlement made in conjunction with the Citrus litigation, higher fuel prices and increased consumption in El Salvador, unfavorable exchange rates, increased regulatory fees and higher purchased power costs in Brazil and an impairment charge on notes receivable from a Mexican investment recorded in 2006;

•

A $132 million increase in Other due primarily to costs to achieve the Cinergy merger, a reserve charge related to contract settlement negotiations, partially offset by decreases due to the continued wind-down of the former DENA businesses; and

•

An approximate $115 million increase at Duke Energy Carolinas driven primarily by increased fuel expenses, due primarily to higher coal costs and increased purchase power expense resulting primarily from less generation availability during 2006 as a result of outages at base load stations, partially offset by lower regulatory amortization, due primarily to reduced amortization of compliance costs related to clean air legislation, and lower operating and maintenance expense, due primarily to a December 2005 ice storm.

PART II

Partially offset by:

•	A $239 million decrease at Crescent due primarily to the deconsolidation of Crescent, effective September 7, 2006 and softening in the residential real estate market.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Consolidated gains on sales of investments in commercial and multi-family real estate were zero in 2007, as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment, $201 million in 2006, and $191 million in 2005. The gain in 2006 was driven primarily by pre-tax gains from the sale of two office buildings at Potomac Yard in Washington, D.C. and a gain on a land sale at Lake Keowee in northwestern South Carolina. The gain in 2005 was driven primarily by pre-tax gains from the sales of surplus legacy land, particularly a large sale in Lancaster, South Carolina, commercial land sales, including a large sale near Washington, D.C. and multi-family project sales in North Carolina and Florida.

Consolidated (Losses) Gains on Sales of Other Assets and Other, net

Consolidated (losses) gains on sales of other assets and other, net was a loss of $5 million for 2007, a gain of $223 million for 2006, and a loss of $55 million for 2005. The loss in 2007 was due primarily to losses related to Commercial Power’s sale of emission allowances. The gain in 2006 was due primarily to the pre-tax gains resulting from the sale of an effective 50% interest in Crescent, creating a joint venture between Duke Energy and MSREF (approximately $246 million), partially offset by Commercial Power’s losses on sales of emission allowances (approximately $29 million). The loss in 2005 was due primarily to net losses at Commercial Power, principally the termination of DENA structured power contracts in the Southeast region (approximately $75 million).

Consolidated Operating Income

Year Ended December 31, 2007 as Compared to December 31, 2006. For 2007, consolidated operating income increased $672 million compared to 2006. Increased operating income was partially driven by an approximate $237 million favorable impact generated during the first quarter of 2007 related to legacy Cinergy operations (reflected in the results for U.S. Franchised Electric and Gas and Commercial Power) for which there was zero in the comparable period of the prior year since the Cinergy merger occurred effective April 2006, as well as factors discussed above.

Year Ended December 31, 2006 as Compared to December 31, 2005. For 2006, consolidated operating income increased $365 million, compared to 2005. Increased operating income was primarily related to approximately $465 million of operating income generated by legacy Cinergy in 2006 as a result of the merger and an approximate $250 million gain in 2006 on the sale of an effective 50% interest in Crescent, partially offset by approximately $128 million of cost in 2006 to achieve the Cinergy merger and approximately $165 million of charges in 2006 related to settlements and contract negotiations.

Other drivers to operating income are discussed above. For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses

Year Ended December 31, 2007 as Compared to December 31, 2006. For 2007, consolidated other income and expenses increased $74 million, compared to 2006. This increase was primarily driven by an increase in equity earnings of $34 million due primarily to the deconsolidation of Crescent in September 2006 and the subsequent accounting for Crescent as an equity method investment and increased equity earnings from International Energy of approximately $22 million primarily related to its investment in National Methanol Company (NMC) primarily as a result of higher margins, approximately $34 million increase in interest income, largely as a result of increased earnings from higher average invested cash and short-term investment balances during 2007 as compared to 2006 (of which approximately $19 million of the increase relates to interest income of legacy Cinergy in the first quarter 2007 with no comparable amount in 2006), partially offset by lower interest income related to income taxes resulting primarily from favorable income tax settlements in 2006, a $17 million impairment charge at International Energy recorded during the second quarter of 2006, and convertible debt costs of approximately $21 million related to the spin-off of Spectra Energy.

Year Ended December 31, 2006 as Compared to December 31, 2005. For 2006, consolidated other income and expenses increased $137 million, compared to 2005. The increase was due primarily to an increase of approximately $125 million of interest income resulting primarily from favorable income tax settlements in 2006.

PART II

Consolidated Interest Expense

Year Ended December 31, 2007 as Compared to December 31, 2006. For 2007, consolidated interest expense increased $53 million, compared to 2006. This increase was due primarily to the debt assumed from the merger with Cinergy, higher interest on debt in Brazil and interest expense recorded on tax items primarily as a result of the adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), partially offset by debt reductions and financing activities and an increase in the debt component of AFUDC resulting from increased capital spending.

Year Ended December 31, 2006 as Compared to December 31, 2005. For 2006, consolidated interest expense increased $251 million, compared to 2005. This increase is primarily attributable to the increase in long-term debt as a result of the merger with Cinergy (approximately $227 million impact).

Consolidated Minority Interest Expense

Year Ended December 31, 2007 as Compared to December 31, 2006. For 2007, consolidated minority interest expense decreased $11 million, compared to 2006. This decrease was due primarily to lower earnings at Aguaytia in 2007 and the deconsolidation of Crescent.

Year Ended December 31, 2006 as Compared to December 31, 2005. For 2006, consolidated minority interest expense decreased $11 million, compared to 2005. This decrease was due primarily to lower earnings at Crescent’s LandMar affiliate in Florida, as a result of softening in the residential real estate market.

Consolidated Income Tax Expense from Continuing Operations

Year Ended December 31, 2007 as Compared to December 31, 2006. For 2007, consolidated income tax expense from continuing operations increased $262 million, compared to 2006. The increase is primarily the result of higher pre-tax income in 2007 as compared to 2006. Additionally, the effective tax rate increased for the year ended December 31, 2007 (32%) compared to 2006 (29%), due primarily to prior year favorable tax settlements on research and development costs and nuclear decommissioning costs, and tax benefits related to the impairment of an investment in Bolivia, partially offset by an increase in the manufacturing deduction in 2007 and higher foreign taxes accrued in 2006.

Year Ended December 31, 2006 as Compared to December 31, 2005. For 2006, consolidated income tax expense from continuing operations increased $75 million, compared to 2005. This increase primarily resulted from higher pre-tax earnings, partially offset by favorable tax settlements on research and development costs and nuclear decommissioning costs, and tax benefits related to the impairment of an investment in Bolivia.

Consolidated (Loss) Income from Discontinued Operations, net of tax

Consolidated (loss) income from discontinued operations was a loss of $22 million for 2007, income of $783 million for 2006, and income of $935 million for 2005. The 2006 and 2005 amounts include the after-tax earnings of Duke Energy’s natural gas businesses that were spun off to shareholders on January 2, 2007. The 2007, 2006 and 2005 amounts include results of operations and gains (losses) on dispositions related primarily to former DENA’s assets and contracts outside the Midwestern and Southeastern United States as a result of the 2005 decision to exit substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets, which are included in Other. The 2007 and 2006 amounts also include Cinergy commercial marketing and trading operations and synfuel operations, which are both included in Commercial Power. See Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”.

The 2007 amount is primarily comprised of an after-tax loss of approximately $18 million associated with former DENA contract settlements, an after-tax loss of approximately $8 million related to Cinergy commercial marketing and trading operations and after-tax earnings of approximately $23 million related to Commercial Power’s synfuel operations.

The 2006 amount is primarily comprised of after-tax earnings of approximately $953 million related to the natural gas businesses, approximately $140 million of after-tax losses associated with certain contract terminations or sales at former DENA, and the recognition of approximately $17 million of after-tax losses associated with exiting the Cinergy commercial marketing and trading operations.

The 2005 amount is primarily comprised of after-tax earnings of approximately $1,623 million related to the natural gas businesses, which includes $1,245 million of pre-tax gains on sales of equity investments, primarily associated with the sale of TEPPCO GP and Duke Energy’s limited partner interest in TEPPCO LP and an approximate $575 million gain resulting from the DEFS disposition transaction, an approximate $550 million non-cash, after-tax charge (approximately $900 million pre-tax) for the impairment of assets, and the dis-

PART II

continuance of hedge accounting and the discontinuance of the normal purchase/normal sale exception for certain positions as a result of the decision to exit substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Additionally, during 2005, Duke Energy recognized after-tax losses of approximately $250 million (approximately $400 million pre-tax) as the result of selling certain gas transportation and structured contracts related to the former DENA operations. These charges were offset by the recognition of after-tax gains of approximately $125 million (approximately $200 million pre-tax) related to the recognition of deferred gains in Accumulated Other Comprehensive Income (AOCI) related to discontinued cash flow hedges related to the former DENA operations.

Consolidated Cumulative Effect of Change in Accounting Principle, net of tax and minority interest

During 2005, Duke Energy recorded a net-of-tax and minority interest cumulative effect adjustment for a change in accounting principle of $4 million as a reduction in earnings. The change in accounting principle related to the implementation of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.

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

See Note 3 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

As discussed above and in Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale” during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, the continuing operations of the former DENA segment (which primarily include the operations of the Midwestern generation assets, former DENA’s remaining Southeastern operations related to assets which were disposed of in 2004, the remaining operations of DETM, and certain general and administrative costs) have been reclassified to Commercial Power, except for DETM, which is in Other.

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2007	2006	Variance 2007 vs. 2006	2005	Variance 2006 vs. 2005
	(in millions)
U.S. Franchised Electric and Gas	$2,305	$1,811	$494	$1,495	$316
Commercial Power(a)	278	47	231	(118)	165
International Energy	388	163	225	309	(146)
Crescent(b)	38	532	(494)	314	218

Total reportable segment EBIT	3,009	2,553	456	2,000	553
Other(a)	(298)	(537)	239	(347)	(190)

Total reportable segment EBIT and other	2,711	2,016	695	1,653	363
Interest expense	(685)	(632)	(53)	(381)	(251)
Interest income and other(c)	208	146	62	(4)	150

Consolidated earnings from continuing operations before income taxes	$2,234	$1,530	$704	$1,268	$262

PART II

(a)	Amounts associated with former DENA’s operations are included in Other for all periods presented, except for the Midwestern generation and Southeast operations, which are reflected in Commercial Power.
(b)	In September 2006, Duke Energy completed a joint venture transaction of Crescent. As a result, Crescent segment data includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006.
(c)	Interest income and other includes foreign currency transaction gains and losses and additional minority interest expense not allocated to the segment results.

Minority interest expense presented below includes only minority interest expense related to EBIT of Duke Energy’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

U.S. Franchised Electric and Gas

	Years Ended December 31,
	2007	2006	Variance 2007 vs. 2006	2005	Variance 2006 vs. 2005
	(in millions, except where noted)
Operating revenues	$9,740	$8,098	$1,642	$5,432	$2,666
Operating expenses	7,488	6,319	1,169	3,959	2,360
(Losses) gains on sales of other assets and other, net	—	—	—	7	(7)

Operating income	2,252	1,779	473	1,480	299
Other income and expenses, net	53	32	21	15	17

EBIT	$2,305	$1,811	$494	$1,495	$316

Duke Energy Carolinas GWh sales(a)	86,604	82,652	3,952	85,277	(2,625)
Duke Energy Midwest GWh sales(a) (b)	64,570	46,069	18,501	—	46,069
Net proportional MW capacity in operation(c)	27,586	27,590	(4)	18,390	9,200

(a)	Gigawatt-hours (GWh)
(b)	Relates to operations of former Cinergy from the date of acquisition and thereafter
(c)	Megawatt (MW)

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas.

Increase (decrease) over prior year	2007	2006	2005
Residential sales(a)	6.5%	(1.2)%	3.7%
General service sales(a)	5.4%	1.4%	1.9%
Industrial sales(a)	(2.3)%	(3.8)%	1.1%
Wholesale sales	40.9%	(38.7)%	38.0%
Total Duke Energy Carolinas sales(b)	4.8%	(3.1)%	3.1%
Average number of customers	2.0%	2.0%	2.0%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the nine months ended December 31, 2007 compared to the same period in the prior year.

Increase (decrease) over prior year	Nine Months Ended December 31, 2007
Residential sales(a)	6.7%
General service sales(a)	6.3%
Industrial sales(a)	(0.4)%
Wholesale sales	7.7%
Total Duke Energy Midwest sales(b)	4.5%
Average number of customers	0.8%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART II

Year Ended December 31, 2007 as Compared to December 31, 2006

Operating Revenues. The increase was driven primarily by:

•	A $1,066 million increase in regulated revenues for the first quarter of 2007 due to the merger with Cinergy;
•	A $212 million increase in fuel revenues, including emission allowances, driven by increased fuel rates for retail customers and increased GWh sales to retail customers;
•

A $188 million increase in GWh sales to retail customers due to favorable weather conditions. For the Carolinas and Midwest, cooling degree days for 2007 were approximately 27% and 48% above normal, respectively, compared to close to normal in both regions during 2006;

•	An $82 million increase in wholesale power revenues, net of sharing, due to increased sales volumes primarily due to additional long-term contracts;
•

A $57 million increase in retail rates and rate riders primarily related to the new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky and the recovery of environmental compliance costs from retail customers in Indiana; and

•

A $40 million increase related to the sharing of anticipated merger savings through rate decrement riders with regulated customers, which was substantially completed prior to the third quarter of 2007.

Operating Expenses. The increase was driven primarily by:

•	An $852 million increase in regulated operating expenses for the first quarter of 2007 due to the merger with Cinergy;
•

A $137 million increase in operating and maintenance expense primarily due to higher wage and benefit costs, including increased short-term incentive costs, and maintenance costs at fossil and nuclear generating plants, partially offset by a one time $12 million donation in the second quarter 2006 ordered by the NCUC as a condition of the Cinergy merger;

•

A $133 million increase in fuel expense (including purchased power) primarily due to increased retail demand resulting from favorable weather conditions. Generation fueled by coal and natural gas, as well as purchases to meet retail customer requirements, increased significantly during the year ended December 31, 2007 compared to the same period in the prior year. These increases were partially offset by a $21 million reimbursement for previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized on March 6, 2007; and

•	A $40 million increase in depreciation due primarily to additional capital spending in the Carolinas.

Partially offset by:

•

A $6 million net decrease in regulatory amortization expense primarily due to decreased amortization of compliance costs related to North Carolina clean air legislation during 2007 as compared to the prior year. Regulatory amortization expenses related to clean air were approximately $187 million for the year ended December 31, 2007 compared to approximately $225 million during the same period in 2006. This decrease was partially offset by the write-off of a portion of the investment in the GridSouth RTO (approximately $17 million) per a rate order from the NCUC and Ohio’s regulatory amortization related to the rate transition charge rider and new demand side management (DSM) rider.

Other Income and Expenses, net. The increase is primarily attributable to the equity component of AFUDC earned from additional capital spending for on-going construction projects.

EBIT. The increase resulted primarily from the merger with Cinergy, favorable weather conditions, additional long-term wholesale contracts, increase in retail rates and rate riders and the substantial completion of the required rate reductions due to the merger with Cinergy. These increases were partially offset by increased operating and maintenance expenses and additional depreciation as rate base increased during 2007.

Matters Impacting Future U.S. Franchised Electric and Gas Results

U.S. Franchised Electric and Gas continues to increase its customer base, maintain low costs and deliver high-quality customer service in the Carolinas and Midwest. The residential and general service sectors are expected to grow. The industrial sector, particularly textile and housing related, was soft in 2007 and that trend is expected to continue in 2008. U.S. Franchised Electric and Gas will continue to provide strong cash flows from operations to Duke Energy, which will help fund the capital spending program in 2008. Changes in weather, wholesale power market prices, service area economy, generation availability and changes to the regulatory environment would impact future financial results for U.S. Franchised Electric and Gas.

PART II

The impact of the North Carolina rate order resulting from the 2007 rate review ordered by the NCUC will also affect income for 2008 and future years. Particularly, retail base rates were lowered by $287 million, which was primarily offset by the elimination of clean air legislation amortization. For 2008 only, the NCUC also allowed a one time increment rider of $80 million related to merger savings. Legislation enacted in both North and South Carolina in 2007 will allow Duke Energy Carolinas to recover from retail customers more of the costs incurred for purchases of power and reagents needed to meet customer demand. Various regulatory activities will continue in 2008, including a review of Duke Energy Carolinas’ and Duke Energy Indiana’s proposed cost recovery methodology related to energy efficiency programs. Decisions on 2007 filings for certification for new generation are also expected. Duke Energy Ohio’s pending gas rate case could also impact future results through the increase of base rates.

The Southeastern United States continues to experience severe drought conditions brought about by a significant shortage of rainfall in the past several months. As a result of these conditions, water supplies in the reservoirs and lake systems that support many of Duke Energy Carolinas’ hydroelectric, nuclear, and fossil electric generation plants have declined and could continue to decline in the absence of more normal levels of rainfall. Duke Energy is analyzing long-term weather forecasts and developing plans to mitigate any potential operational impacts that continued severe drought conditions could cause; however, at this time we cannot determine if such impacts will have a material effect on Duke Energy.

Year Ended December 31, 2006 as Compared to December 31, 2005

Operating Revenues. The increase was driven primarily by:

•	A $2,651 million increase in regulated revenues due to the acquisition of Cinergy;
•

A $203 million increase in fuel revenues driven by increased fuel rates for retail customers due primarily to increased coal costs. The delivered cost of coal in 2006 is approximately $11 per ton higher than the same period in 2005, representing an approximately 20% increase; and

•

A $27 million increase related to demand from retail customers, due primarily to continued growth in the number of residential and general service customers in Duke Energy Carolinas’ service territory. The number of customers in 2006 increased by approximately 45,000 compared to 2005.

Partially offset by:

•

A $91 million decrease in wholesale power sales, net of the impact of sharing of profits from wholesale power sales with industrial customers in North Carolina ($40 million). Sales volumes decreased by approximately 39% primarily due to production constraints caused by generation outages and pricing;

•

A $77 million decrease related to the sharing of anticipated merger savings by way of a rate decrement rider with regulated customers in North Carolina and South Carolina. As a requirement of the merger, Duke Energy Carolinas is required to share anticipated merger savings of approximately $118 million with North Carolina customers and approximately $40 million with South Carolina customers over a one year period; and

•

A $32 million decrease in GWh sales to retail customers due to unfavorable weather conditions compared to the same period in 2005. Weather statistics in 2006 for heating degree days were approximately 9% below normal as compared to 2% above normal in 2005. Overall weather statistics for both heating and cooling periods in 2006 were unfavorable compared to the same periods in 2005.

Operating Expenses. The increase was driven primarily by:

•	A $2,245 million increase in regulated operating expenses due to the acquisition of Cinergy;
•

A $188 million increase in fuel expenses, due primarily to higher coal costs. Fossil generation fueled by coal accounted for slightly more than 50% of total generation for year to date December 31, 2006 and 2005 and the delivered cost of coal in 2006 is approximately $11 per ton higher than the same period in 2005;

•	A $42 million increase in purchased power expense, due primarily to less generation availability during 2006 as a result of outages at base load stations; and
•	A $24 million increase in depreciation expense, due to additional capital spending.

Partially offset by:

•

An $86 million decrease in regulatory amortization, due to reduced amortization of compliance costs related to clean air legislation during 2006 as compared to the same period in 2005. Regulatory amortization expenses were approximately $225 million for the year ended December 31, 2006 as compared to approximately $311 million during the same period in 2005;

PART II

•	A $39 million decrease in operating and maintenance expenses, due primarily to a December 2005 ice storm; and
•

A $15 million decrease in donations related to sharing of profits from wholesale power sales with charitable, educational and economic development programs in North Carolina and South Carolina. For the year ended December 31, 2006, donations totaled $13 million, while for the same period in 2005, donations totaled $28 million.

Other income and expenses. The increase in Other income and expenses resulted primarily from an increase in AFUDC due mainly to the acquisition of the regulated operations of Cinergy.

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

Commercial Power

	Years Ended December 31,
	2007	2006	Variance 2007 vs. 2006	2005	Variance 2006 vs. 2005
	(in millions, except where noted)
Operating revenues	$1,881	$1,331	$550	$148	$1,183
Operating expenses	1,618	1,292	326	200	1,092
(Losses) gains on sales of other assets and other, net	(7)	(29)	22	(70)	41

Operating income	256	10	246	(122)	132
Other income and expenses, net	22	37	(15)	4	33

EBIT	$278	$47	$231	$(118)	$165

Actual plant production, GWh(a)	23,702	17,640	6,062	1,759	15,881
Net proportional megawatt capacity in operation	8,019	8,100	(81)	3,600	4,500

(a)	Excludes discontinued operations

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

Year Ended December 31, 2007 as compared to December 31, 2006

Operating Revenues. The increase was primarily driven by:

•

A $387 million increase related to the non-regulated generation assets of former Cinergy, including the impacts of purchase accounting, which reflects the first quarter 2007 operating revenues for which there was zero in the comparable period in the prior year as a result of the merger in April 2006;

•

A $185 million increase in retail electric revenues due to higher retail pricing principally related to the time of collections on fuel and purchased power (FPP) rider and increased retail demand resulting from favorable weather in 2007 compared to 2006; and

•	A $134 million increase in revenues due to higher generation volumes and capacity revenues from the Midwest gas-fired assets resulting from favorable weather in 2007 compared to 2006.

Partially offset by:

•

A $111 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $52 million in 2007 compared to gains of $59 million in 2006; and

•	A $35 million decrease in revenues from sales of fuel due to lower volumes in 2007 compared to 2006.

PART II

Operating Expenses. The increase was primarily driven by:

•

A $327 million increase related to the non-regulated generation assets of former Cinergy, including the impacts of purchase accounting, which reflects the first quarter 2007 operating expenses for which there was zero in the comparable period in the prior year as a result of the merger with Cinergy in April 2006;

•	A $116 million increase in fuel expenses for the Midwest gas-fired assets primarily due to increased generation volumes in 2007 compared to 2006; and
•	A $36 million increase in operating expenses primarily due to increased plant maintenance in 2007.

Partially offset by:

•	A $114 million decrease in net mark-to-market expenses on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $65 million in 2007 compared to losses of $49 million in 2006; and
•	A $30 million decrease in expenses associated with sales of fuel due to lower volumes in 2007 compared to 2006.

(Losses) Gains on Sales of Other Assets and Other, net. Decrease in 2007 compared to 2006 is attributable to lower losses on emission allowance sales in 2007 due to lower sales activity in 2007 compared to 2006.

Other Income and Expenses, net. The decrease is driven by lower equity earnings of unconsolidated affiliates.

EBIT. The improvement is primarily attributable to higher retail margins resulting largely from favorable timing of fuel and purchase power recoveries, increased retail demand as a result of favorable weather and improved results from the Midwest gas-fired assets as a result of higher generation volumes and increased capacity revenues. These favorable variances were partially offset by higher expenses from increased plant maintenance in 2007.

Matters Impacting Future Commercial Power Results

Commercial Power’s current strategy is focused on maximizing the returns and cash flows from its current portfolio, as well as growing Duke Energy’s non-regulated renewable energy portfolio. Results for Commercial Power are sensitive to changes in power supply, power demand, fuel prices and weather, as well as dependent upon completion of energy asset construction projects and tax credits on renewable energy production. Future results for Commercial Power are subject to volatility due to the over or under-collection of fuel and purchased power costs since Commercial Power’s Rate Stabilization Plan (RSP) market based standard service offer (MBSSO) is not subject to regulatory accounting pursuant to SFAS No. 71, “Accounting for Certain Types of Regulation” (SFAS No. 71). In addition, Commercial Power’s RSP expires on December 31, 2008. Duke Energy is currently working with the PUCO and the Ohio legislature to establish a rate structure beyond 2008. The outcome of this rate structure could impact the results of operations in future periods. Compared to 2006 and 2007, Commercial Power’s 2008 results will also be favorably impacted by the reduced impact of purchase accounting adjustments recorded in connection with the 2006 merger with Cinergy.

Year Ended December 31, 2006 as compared to December 31, 2005

Operating Revenues. The increase was primarily driven by the acquisition of Cinergy non-regulated generation assets for which results, including the impacts of purchase accounting, are reflected from the date of acquisition and thereafter, but are not included in the same period in 2005 (approximately $1,169 million). Operating revenues associated with the former DENA Midwest plants were approximately $14 million higher in 2006 compared to 2005 due primarily to higher average prices and slightly higher volumes.

Operating Expenses. The increase was primarily driven by the acquisition of Cinergy non-regulated generation assets for which results, including the impacts of purchase accounting, are reflected from the date of acquisition and thereafter, but are not included in the same period in 2005 (approximately $1,082 million). Operating expenses associated with the former DENA Midwest plants were approximately $10 million higher in 2006 compared to 2005 due primarily to higher fuel prices and slightly higher volumes.

(Losses) Gains on Sales of Other Assets and Other, net. The increase was driven primarily by an approximate $75 million pre-tax charge in 2005 related to the termination of structured power contracts in the Southeastern Region, partially offset by net losses of approximately $29 million on sales of emission allowances in 2006.

Other Income and Expenses, net. The increase is driven primarily by equity earnings of unconsolidated affiliates related to investments acquired in connection with the Cinergy merger in 2006.

EBIT. The increase was due primarily to the approximate $75 million pre-tax charge in 2005 related to the termination of structured power contracts in the Southeastern Region and the acquisition of Cinergy assets (approximately $95 million).

PART II

International Energy

	Years Ended December 31,
	2007	2006	Variance 2007 vs. 2006	2005	Variance 2006 vs. 2005
	(in millions, except where noted)
Operating revenues	$1,060	$943	$117	$727	$216
Operating expenses	776	838	(62)	526	312
(Losses) gains on sales of other assets and other, net	—	(1)	1	—	(1)

Operating income	284	104	180	201	(97)
Other income and expenses, net	114	76	38	116	(40)
Minority interest expense	10	17	(7)	8	9

EBIT	$388	$163	$225	$309	$(146)

Sales, GWh	17,127	18,501	(1,374)	17,587	914
Net proportional megawatt capacity in operation(a)	3,968	3,922	46	3,863	59

(a)	Excludes discontinued operations

Year Ended December 31, 2007 as Compared to December 31, 2006

Operating Revenues. The increase was driven primarily by:

•	An $81 million increase in Brazil due to higher sales prices and favorable exchange rates;
•	A $37 million increase in Guatemala due to higher prices and volumes as a result of increased thermal dispatch; and
•	A $27 million increase in Peru due to higher spot prices as a result of transmission line congestion.

Partially offset by:

•	An $18 million decrease in Ecuador due to decreased sales as a result of lower thermal dispatch; and
•	A $5 million decrease in Argentina due to lower sales volumes resulting from unfavorable hydrology, partially offset by higher average sales prices.

Operating Expenses. The decrease was driven primarily by:

•	A $100 million decrease due to a prior year reserve established as a result of a settlement made in conjunction with the Citrus litigation;
•	A $43 million decrease in Mexico due primarily to a $33 million impairment charge on the notes receivable from the Campeche equity investment in 2006; and
•	An $11 million decrease in Ecuador due to lower fuel used as a result of lower generation.

Partially offset by:

•	A $50 million increase in Brazil primarily due to higher exchange rates and higher regulatory and purchased power costs;
•	A $37 million increase in Guatemala due to increased fuel used as a result of higher dispatch and higher maintenance costs as a result of unplanned outages; and
•	An $8 million increase in Argentina due to higher maintenance costs.

Other Income and Expenses, net. The increase was driven primarily by a $26 million increase in equity earnings at National Methanol Company (NMC) as a result of higher methanol and methyl tertiary butyl ether (MTBE) margins, as well as the absence of a $17 million impairment of the Campeche equity investment recorded in 2006.

EBIT. The increase in EBIT was primarily due to a prior year reserve established as a result of a settlement made in conjunction with the Citrus litigation, a prior year impairment of the Campeche equity investment and note receivable reserve, favorable prices in Peru due to transmission line congestion, favorable prices and net foreign exchange impacts offset by higher regulatory costs in Brazil and higher equity earnings at National Methanol, partially offset by higher maintenance costs and unfavorable hydrology in Argentina.

PART II

Matters Impacting Future International Energy Results

International Energy’s current strategy is focused on selectively growing its Latin American power generation business while continuing to maximize the returns and cash flow from its current portfolio. EBIT results for International Energy are sensitive to changes in hydrology, power supply, power demand, and fuel and commodity prices. Regulatory matters can also impact EBIT results, as well as impacts from fluctuations in exchange rates, most notably the Brazilian Real.

Certain of International Energy’s long-term sales contracts and long-term debt in Brazil contain inflation adjustment clauses. While this is favorable to revenue in the long run, as International Energy’s contract prices are adjusted, there is an unfavorable impact on interest expense resulting from revaluation of International Energy’s outstanding local currency debt.

Year Ended December 31, 2006 as Compared to December 31, 2005

Operating Revenues. The increase was driven primarily by:

•

A $118 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 2 in the Consolidated Financial Statements, “Acquisitions and Dispositions”) and an increase in Egenor due to higher sales volumes, offset by lower prices;

•	A $40 million increase in El Salvador due to higher energy prices;
•	A $31 million increase in Brazil due to the strengthening of the Brazilian Real against the U.S. dollar and higher average energy prices, partially offset by lower volumes; and
•	A $27 million increase in Argentina primarily due to higher electricity generation, prices and increased gas marketing sales.

Operating Expenses. The increase was driven primarily by:

•	A $109 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia and increased purchased power and fuel costs in Egenor;
•	A $100 million increase due to a reserve established as a result of a settlement made in conjunction with the Citrus litigation;
•	A $38 million increase in El Salvador primarily due to higher fuel prices and increased fuel consumption;
•	A $34 million increase in Brazil due to the strengthening of the Brazilian Real against the U.S. dollar, increased regulatory fees, and purchased power costs; and
•	A $33 million increase in Mexico due to an impairment of a note receivable from Campeche.

Other Income and expenses, net. The decrease was primarily driven by a $26 million decrease in NMC due to lower MTBE margins and unplanned outages and a $12 million decrease as a result of consolidation of Aguaytia in 2006.

EBIT. The decrease in EBIT was primarily due to a litigation provision, an impairment in Mexico, lower margins at NMC, higher purchased power costs in Egenor, offset by favorable hydrology and pricing in Argentina.

Crescent(a)

	Years Ended December 31,
	2007	2006	Variance 2007 vs. 2006	2005	Variance 2006 vs. 2005
	(in millions)
Operating revenues	$—	$221	$(221)	$495	$(274)
Operating expenses	—	160	(160)	399	(239)
Gains on sales of investments in commercial and multi-family real estate	—	201	(201)	191	10
(Losses) gains on sales of other assets and other, net	—	246	(246)	—	246

Operating income	—	508	(508)	287	221
Equity in earnings of unconsolidated affiliates	38	15	23	—	15
Other income and expenses, net	—	14	(14)	44	(30)
Minority interest expense	—	5	(5)	17	(12)

EBIT	$38	$532	$(494)	$314	$218

(a)	In September 2006, Duke Energy completed a joint venture transaction at Crescent and deconsolidated its investment in Crescent due to reduction in ownership and its inability to exercise control. As a result, Crescent segment data includes Crescent as a consolidated wholly-owned subsidiary of Duke Energy for periods prior to September 7, 2006, and as an equity investment for the periods subsequent to September 7, 2006 and represents Duke Energy’s 50% of equity earnings in Crescent.

PART II

EBIT. The decrease was due primarily to a $246 million gain on the sale of ownership interests in Crescent in the third quarter 2006 (see Note 2 in the Consolidated Financial Statements, “Acquisitions and Dispositions”); significant gains in the second quarter 2006, primarily an approximate $81 million gain on the sale of two office buildings at Potomac Yard in Washington, D.C. and an approximate $52 million gain on a land sale at Lake Keowee in northwestern South Carolina; lower residential developed lot sales; a $32 million impairment charge recorded in equity earnings for the fourth quarter 2007 related to certain of Crescent’s residential developments; and the inclusion of approximately $29 million of interest expense in Crescent’s equity earnings for 2007 compared to $6 million for 2006. Prior to the deconsolidation of Crescent, interest expense was not included in Crescent’s segment EBIT.

Matters Impacting Future Crescent Results

Crescent’s results are subject to volatility due to factors including its management’s portfolio allocation decisions, the strength of the real estate markets, the cost of construction materials and changes in interest rates. As discussed above, during 2007 Crescent recorded impairment charges on certain of its properties. The impairment charges reflect the current economic conditions in Crescent’s markets and its management’s current plans for the properties in its portfolio. Changes in factors such as further or prolonged deterioration in market conditions or changes regarding the timing or method for disposition of properties could result in future impairments being recorded by Crescent.

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

(Losses) Gains on Sales of Other Assets and Other, net. The increase was due to an approximate $246 million pre-tax gain resulting from the sale of an effective 50% interest in Crescent.

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

Supplemental Data

Below is supplemental condensed summary financial information for Crescent stand-alone operating results subsequent to deconsolidation on September 7, 2006:

	Twelve Months Ended December 31, 2007	September 7 through December 31, 2006
	(in millions)
Operating revenues	$536	$179
Operating expenses	$415	$152
Operating income	$121	$27
Net income	$76	$30

PART II

Other

	Years Ended December 31,
	2007	2006	Variance 2007 vs. 2006	2005	Variance 2006 vs. 2005
	(in millions)
Operating revenues	$167	$140	$27	$209	$(69)
Operating expenses	467	707	(240)	575	132
(Losses) gains on sales of other assets and other, net	2	8	(6)	8	—

Operating income	(298)	(559)	261	(358)	(201)
Other income and expenses, net	(1)	13	(14)	14	(1)
Minority interest expense	(1)	(9)	8	3	(12)

EBIT	$(298)	$(537)	$239	$(347)	$(190)

Year Ended December 31, 2007 as Compared to December 31, 2006

Operating Revenues. The increase was driven primarily by:

•	A $15 million increase related to revenues earned for services performed for Spectra Energy; and
•	A $14 million increase related to DETM, primarily driven by mark-to-market activity.

Operating Expenses. The decrease was driven primarily by:

•

A $110 million decrease related to contract settlement negotiations. Duke Energy was party to an agreement with a third party service provider related to certain future purchases. The agreement contained certain damage payment provisions if qualifying purchases were not initiated by September 2008. In the fourth quarter of 2006, Duke Energy initiated early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million. During the year ended December 31, 2007, Duke Energy paid the third party service provider approximately $20 million, which directly reduced Duke Energy’s future exposure under the agreement, and further reduced the reserve by $45 million based upon qualifying purchase commitments that fulfilled Duke Energy’s obligations under the agreement;

•	A $74 million decrease in costs to achieve related to the Cinergy merger;
•

A $50 million decrease at Bison due primarily to lower charges for mutual insurance exit obligations of approximately $76 million, partially offset by higher operating expenses of approximately $26 million;

•	A $42 million decrease in governance and other corporate costs, including prior year shared services cost allocations to Spectra Energy not classified as discontinued operations; and
•	A $22 million decrease in amortization costs related to Crescent capitalized interest.

Partially offset by:

•

A $25 million increase due to a donation to the Duke Foundation, a non-profit organization funded by Duke Energy shareholders that makes charitable contributions to selected non-profits and governmental subdivisions; and

•	A $12 million increase related to employee severance costs.

Other Income and Expenses, net. The decrease was driven primarily by convertible debt charges of approximately $21 million related to the spin-off of Spectra Energy, partially offset by an increase in investment returns related to executive life insurance of $8 million.

EBIT. The improvement was due primarily to contract settlement negotiations, lower charges for mutual insurance exit obligations, the reduction of costs to achieve related to the Cinergy merger, lower governance and other corporate costs and a decrease in amortization costs related to Crescent capitalized interest, partially offset by an increase in captive insurance expenses, a donation to the Duke Foundation, convertible debt charges related to the spin-off of Spectra Energy and employee severance charges.

Matters Impacting Future Other Results

Future Other results may be subject to volatility as a result of losses insured by Bison and changes in liabilities associated with mutual insurance companies and the wind-down of DETM.

PART II

Year Ended December 31, 2006 as Compared to December 31, 2005

Operating Revenues. The decrease was driven primarily by:

•	A $43 million decrease due to the sale of DPSG in February 2006; and
•	A $21 million decrease due to a prior year mark-to-market gain related to former DENA’s hedge discontinuance in the Southeast.

Operating Expenses. The increase was driven primarily by:

•	A $128 million increase due to costs-to-achieve in 2006 related to the Cinergy merger;
•	A $65 million increase due to a charge in 2006 related to contract settlement negotiations; and
•	A $14 million increase in corporate governance and other costs due primarily to the merger with Cinergy in April 2006.

Partially offset by:

•	A $47 million decrease due to the continued wind-down of the former DENA businesses; and
•	A $45 million decrease due to the sale of DPSG.

EBIT. The decrease was due primarily to the increase in charges in 2006 associated with Cinergy merger and a charge for contract settlement negotiations.

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

Regulatory Accounting

Duke Energy accounts for certain of its regulated operations (primarily U.S. Franchised Electric and Gas) under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under U.S. Generally Accepted Accounting Principles (GAAP) for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income. Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, nuclear decommissioning costs and amortization of regulatory assets. Total regulatory assets were $2,645 million as of December 31, 2007 and $4,072 million as of December 31, 2006. Total regulatory liabilities were $2,674 million as of December 31, 2007 and $3,058 million as of December 31, 2006. Amounts at December 31, 2006 include balances related to the natural gas businesses that were spun off on January 2, 2007. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

Goodwill Impairment Assessments

At December 31, 2007 and 2006, Duke Energy had goodwill balances of $4,642 million and $8,175 million, respectively. Duke Energy evaluates the impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The majority of Duke Energy’s goodwill at December 31, 2007 relates to the acquisition of Cinergy in April 2006, whose assets are primarily included in

PART II

the U.S. Franchised Electric and Gas and Commercial Power segments. The remainder relates to International Energy’s Latin American operations. Goodwill at December 31, 2006 included approximately $3,523 million which primarily related to the acquisition of Westcoast Energy, Inc. (Westcoast) in March 2002 and was included in the spin-off of the natural gas businesses in January 2007. As of the acquisition date, Duke Energy allocates goodwill to a reporting unit, which Duke Energy defines as an operating segment or one level below an operating segment. As required by SFAS No. 142, Duke Energy performs an annual goodwill impairment test and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Key assumptions used in the analysis include, but are not limited to, the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors, into its revenue and expense forecasts. Duke Energy did not record any impairment on its goodwill as a result of the 2007, 2006 or 2005 impairment tests required by SFAS No. 142.

Management continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

Revenue Recognition

Revenues on sales of electricity and gas, primarily at U.S. Franchised Electric and Gas, are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue/kilowatt hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at December 31, 2007 and 2006 was approximately $380 million and $330 million, respectively. The amount at December 31, 2006 excludes unbilled revenues related to the natural gas businesses transferred in January 2007, as discussed above.

Accounting for Loss Contingencies

Duke Energy is involved in certain legal and environmental matters that arise in the normal course of business. In the preparation of its consolidated financial statements, management makes judgments regarding the future outcome of contingent events and records a loss contingency based on the accounting guidance set forth in SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), which requires a loss contingency to be recognized when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. Management regularly reviews current information available to determine whether such accruals should be adjusted and whether new accruals are required. Estimating probable losses requires analysis of multiple forecasts and scenarios that often depend on judgments about potential actions by third parties, such as federal, state and local courts and other regulators. Contingent liabilities are often resolved over long periods of time. Amounts recorded in the consolidated financial statements may differ from the actual outcome once the contingency is resolved, which could have a material impact on future results of operations, financial position and cash flows of Duke Energy.

Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,082 million and $1,159 million as of December 31, 2007 and 2006, respectively, and are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss of $1,082 million to $1,350 million for current and future asbestos claims through 2027. The reserves balance of $1,082 million as of December 31, 2007 consists of approximately $182 million related to known claimants and approximately $900 million related to unknown claimants. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that we can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters

PART II

into the future and numerous other factors outside Duke Energy Carolinas’ control, management believes that it is reasonably possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves. While it is reasonably possible that such excess liabilities could be material to operating results in any given quarter or year, management does not believe that such excess liabilities would have a material adverse effect on Duke Energy’s long-term results of operations, liquidity, or consolidated financial position.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through December 31, 2007, Duke Energy has made approximately $460 million in payments that apply to this retention. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets as of December 31, 2007 and 2006, respectively. Duke Energy considers the existence of uncertainties regarding the legal sufficiency of insurance claims or any significant solvency concerns related to the insurance carrier, and is not aware of such uncertainties as of December 31, 2007.

For further information, see Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Accounting for Income Taxes

Duke Energy accounts for income taxes under SFAS No. 109, “Accounting For Income Taxes,” (SFAS No. 109) and FIN 48. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, Duke Energy may record a valuation allowance against certain deferred tax assets.

Prior to the adoption of FIN 48 on January 1, 2007, Duke Energy recorded tax contingencies based on the accounting guidance set forth in SFAS No. 5, which requires a contingency to be both probable and reasonably estimable for a loss to be recorded. Upon adoption of FIN 48, Duke Energy began recording unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. In accordance with FIN 48, Duke Energy records the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the Consolidated Financial Statements. Management reevaluates tax positions each period in which new information about recognition or measurement becomes available.

Significant management judgment is required in determining Duke Energy’s provision for income taxes, deferred tax assets and liabilities and the valuation recorded against Duke Energy’s net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, Duke Energy’s forecasted financial condition and results of operations in future periods, as well as results of audits and examinations of filed tax returns by taxing authorities. Although management believes current estimates are reasonable, actual results could differ from these estimates.

For further information, see Note 6 to the Consolidated Financial Statements, “Income Taxes.”

Pension and Other Post-Retirement Benefits

Duke Energy accounts for its defined benefit pension plans using SFAS No. 87, “Employers’ Accounting for Pensions,” (SFAS No. 87) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158). Under SFAS No. 87, pension income/expense is recognized on an accrual basis over employees’ approximate service periods. Other post-retirement benefits are accounted for using SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (SFAS No. 106).

In accordance with the measurement date provision of SFAS No. 158, in 2007, Duke Energy changed its measurement date from September 30 to December 31.

Funding requirements for defined benefit (DB) plans are determined by government regulations, not SFAS No. 87. Duke Energy made voluntary contributions to its DB retirement plans of $350 million in 2007, $124 million in 2006 and zero in 2005. Duke Energy does not anticipate making a contribution to its DB retirement plans in 2008. Additionally, during 2007, Duke Energy contributed approximately $62 million to its other post-retirement benefit plans.

PART II

The calculation of pension expense, other post-retirement benefit expense and Duke Energy’s pension and other post-retirement liabilities require the use of assumptions. Changes in these assumptions can result in different expense and reported liability amounts, and future actual experience can differ from the assumptions. Duke Energy believes that the most critical assumptions for pension and other post-retirement benefits are the expected long-term rate of return on plan assets and the assumed discount rate. Additionally, medical and prescription drug cost trend rate assumptions are critical to Duke Energy’s estimates of other post-retirement benefits. The prescription drug trend rate assumption resulted from the effect of the Medicare Prescription Drug Improvement and Modernization Act (Modernization Act).

Duke Energy Plans

Duke Energy and its subsidiaries (including legacy Cinergy businesses) maintain non-contributory defined benefit retirement plans (Plans). The Plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains non-qualified, non-contributory defined benefit retirement plans which cover certain executives.

Duke Energy and most of its subsidiaries also provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Duke Energy recognized pre-tax qualified pension cost of $80 million, pre-tax non-qualified pension cost of $14 million and pre-tax other post-retirement benefits cost of $85 million in 2007. In 2008, Duke Energy’s qualified pension cost is expected to be approximately $40 million lower than in 2007 as a result of the 2007 contribution to the qualified plans, non-qualified pension cost is expected to remain approximately the same as 2007 and other post-retirement benefits cost is expected to be approximately $27 million lower than in 2007 as a result of the aforementioned voluntary contribution to the other post-retirement benefit plans.

For both pension and other post-retirement plans, Duke Energy assumed that its plan’s assets would generate a long-term rate of return of 8.5% as of December 31, 2007. The assets for Duke Energy’s pension and other post-retirement plans are maintained in a master trust. The investment objective of the master trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation target was set after considering the investment objective and the risk profile with respect to the trust. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The expected long-term rate of return of 8.5% for the plan’s assets was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted average returns expected by asset classes were 4.3% for U.S. equities, 1.7% for Non U.S. equities, 2.2% for fixed income securities, and 0.3% for real estate.

If Duke Energy had used a long-term rate of 8.25% in 2007, pre-tax pension expense would have been higher by approximately $9 million and pre-tax other post-retirement expense would have been higher by less than $1 million. If Duke Energy had used a long-term rate of 8.75% pre-tax pension expense would have been lower by approximately $9 million and pre-tax other post-retirement expense would have been lower by less than $1 million.

Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 6.00% as of December 31, 2007. Duke Energy discounted its future U.S. pension and other post-retirement obligations using rates of 5.75% as of September 30, 2006 for its non-legacy Cinergy business pension plans and 6.00% as of April 1, 2006 for its legacy Cinergy business pension plans. For legacy Cinergy plans, the discount rate reflects remeasurement as of April 1, 2006 due to the merger between Duke Energy and Cinergy. Duke Energy determines the appropriate discount based on AA bond yields. The yield is selected based on bonds with cash flows that are similar to the timing and amount of the expected benefit payments under the plan. Lowering the discount rates by 0.25% would have decreased Duke Energy’s 2007 pre-tax pension expense by approximately $2 million. Increasing the discount rates by 0.25% would have increased Duke Energy’s 2007 pre-tax pension expense by approximately $2 million. Lowering the discount rates by 0.25% would have increased Duke Energy’s 2007 pre-tax other post-retirement expense by approximately $1 million. Increasing the discount rate by 0.25% would have decreased Duke Energy’s 2007 pre-tax other post-retirement expense by less than approximately $1 million.

PART II

Duke Energy’s U.S. post-retirement plan uses a medical care trend rate which reflects the near and long-term expectation of increases in medical health care costs. Duke Energy’s U.S. post-retirement plan uses a prescription drug trend rate which reflects the near and long-term expectation of increases in prescription drug health care costs. As of December 31, 2007, the medical care trend rates were 8.00%, which grades to 5.00% by 2013. As of December 31, 2007, the prescription drug trend rate was 12.50%, which grades to 5.00% by 2022. If Duke Energy had used health care trend rates one percentage point higher, pre-tax other post-retirement expense would have been higher by $5 million. If Duke Energy had used health care trend rates one percentage point lower, pre-tax other post-retirement expense would have been lower by $4 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact Duke Energy’s future pension expense and liabilities. Management cannot predict with certainty what these factors will be in the future.

For further information, see Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans.”

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

At December 31, 2007, Duke Energy had cash, cash equivalents and short-term investments of approximately $1.1 billion, partially offset by approximately $742 million of short-term notes payable and commercial paper. During 2008, Duke Energy will rely primarily upon cash flows from operations, borrowings and its existing cash, cash equivalents and short-term investments to fund its liquidity and capital requirements. The relatively stable operating cash flows of the U.S. Franchised Electric and Gas business segment compose a substantial portion of Duke Energy’s cash flows from operations and it is anticipated that they will continue to do so for the next several years. A material adverse change in operations, or in available financing, could impact Duke Energy’s ability to fund its current liquidity and capital resource requirements.

Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, regulatory constraints, economic trends, and market volatility (see Item 1A. “Risk Factors” for details).

Duke Energy projects 2008 capital and investment expenditures of approximately $5.1 billion, primarily consisting of:

•	$3.9 billion at U.S. Franchised Electric and Gas
•	$0.6 billion at Commercial Power
•	$0.4 billion at International Energy and
•	$0.2 billion at Other

Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors with an overall focus on positive net cash generation. Based on this goal, approximately 75 percent of total projected 2008 capital expenditures are allocated to the U.S. Franchised Electric and Gas segment. Total U.S. Franchised Electric and Gas projected 2008 capital and investment expenditures include approximately $1.7 billion for system growth, $1.5 billion for maintenance and upgrades of existing plants and infrastructure to serve load growth, approximately $0.5 billion of environmental expenditures, and approximately $0.2 billion of nuclear fuel.

As a result of Duke Energy’s significant commitment to modernize its generating fleet through the construction of new units, as well as its focus on increasing its renewable energy portfolio, the ability to cost effectively manage the construction phase of current and future projects is critical to ensuring full and timely recovery of costs of construction. Should Duke Energy encounter significant cost overruns above amounts approved by the various state commissions, and those amounts are disallowed for recovery in rates, future cash flows could be adversely impacted.

Duke Energy anticipates its debt to total capitalization ratio to be approximately 40% by the end of 2008, as compared to approximately 35% at the end of 2007. This increase is primarily due to expected debt issuances in 2008, primarily to fund capital expenditures. Duke Energy expect its total debt balance (including outstanding commercial paper balances) to increase approximately $2.6 billion in 2008. Additionally, Duke Energy has expected debt retirements of approximately $2.0 billion in 2008, which includes scheduled maturities of approximately $1.5 billion and approximately $0.5 billion of early retirements of long-term debt that are expected to be refinanced. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage bonds. Proceeds from the issuance will be used to fund capital expenditures and general corporate purposes, including the repayment of commercial paper.

Based upon anticipated 2008 cash flows from operations, capital expenditure and dividend payments, Duke Energy expects to increase outstanding commercial paper balances during 2008; however, Duke Energy expects that the current total available capacity under its commercial paper facilities to be sufficient to meet any additional commercial paper requirements.

PART II

Due to recent financial market developments, including certain liquidity issues within the short-term investment markets and a series of write-downs by some companies in the values of their investments in subprime U.S. mortgage-related assets, Duke Energy performed an assessment to determine the impact, if any, of current market developments on Duke Energy’s financial position.

As of December 31, 2007 and late February 2008, there were no investments in subprime mortgage-related assets within Duke Energy’s short-term investment balances. As of December 31, 2007, Duke Energy held approximately $430 million of investments in auction rate debt securities, substantially all of which were sold at auction in January 2008 at full principal amounts. Duke Energy made new investments in auction rate debt securities in January and February 2008, and as of late-February 2008, Duke Energy holds approximately $300 million of investments in auction rate debt securities. The vast majority of these investments are in U.S. Federal government backed student loans. As a result of the aforementioned credit market developments, these investments, which historically have provided short-term liquidity through a periodic auction process, have become increasingly illiquid as a result of failed auctions. Auction rate securities are designed such that interest rates on these instruments reset periodically through an auction process, so long as demand for the debt at the auction date is sufficient to cover the amount being submitted by the existing holders for auction. In the event demand is less than the amount being auctioned, a failed auction would occur and Duke Energy would begin receiving a higher interest rate on its investments in the auction rate debt at the failed-auction interest rate. As a result of recent auction failures, it is necessary for Duke Energy to hold these investments for longer periods of time than the historical short-term holding periods. However, Duke Energy does not currently believe there is any significant risk of credit default by the issuers and Duke Energy expects to be able to liquidate its holdings in the future at amounts approximating their current book value.

Duke Energy also performed an assessment of its investments held in trusts, including those that will be used to satisfy future obligations under its pension and other post-retirement benefit plans and future obligations to decommission Duke Energy Carolinas nuclear plants. Based on this assessment, it has been determined that an insignificant portion of the holdings within the trusts are directly invested in subprime mortgage-related assets or auction rate debt securities. Duke Energy does not believe that any decline in the fair value of these subprime mortgage-related assets or auction rate debt securities will have a material impact on its results of operations or its future cash funding requirements. Refer to Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on the investment objectives of Duke Energy with respect to its pension and other post-retirement benefit plan assets, and to Item 1A. Risk Factors.

As of December 31, 2007 and mid-February 2008, Duke Energy had approximately $880 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. In February 2008, Duke Energy began to experience failed auctions for a portion of these debt instruments. When failed auctions occur on a series of this debt, Duke Energy is required to begin paying a failed-auction interest rate on the instrument. The failed-auction interest rate for the majority of the auction rate debt is 1.75 times one-month LIBOR. Payment of the failed-auction interest rates will continue until Duke Energy is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. Duke Energy is currently pursuing a refunding and refinancing plan, which is subject to approval by applicable state or county financing authorities and utility regulators. If Duke Energy is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially effect Duke Energy’s overall financial position, results of operations or cash flows.

Further, at this time, Duke Energy does not believe the recent market developments significantly impact its ability to obtain financing and fully expects to have access to liquidity in the capital markets at reasonable rates and terms. Additionally, Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of approximately $2.65 billion, of which a portion is currently committed primarily to backstop Duke Energy’s commercial paper program.

Duke Energy monitors compliance with all debt covenants and restrictions and does not currently believe it will be in violation or breach of its debt covenants during 2008. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action would be taken to mitigate any such issue. Duke Energy also maintains an active dialogue with the credit rating agencies.

Operating Cash Flows

Net cash provided by operating activities was $3,208 million in 2007, compared to $3,748 million in 2006, a decrease in cash provided of $540 million. The decrease in cash provided by operating activities was driven primarily by:

•	The spin-off of the natural gas businesses on January 2, 2007,
•	The deconsolidation of Crescent in September 2006, and

PART II

•	A $250 million increase in contributions to Duke Energy’s pension plan and other post retirement benefit plans in 2007, partially offset by
•	The impact of a full year of Cinergy operations in 2007 compared to nine months in 2006.

Net cash provided by operating activities was $3,748 million in 2006 compared to $2,818 million in 2005, an increase in cash provided of $930 million. The increase in cash provided by operating activities was due primarily to the following:

•	The impacts of the merger with Cinergy, effective April 3, 2006, partially offset by
•	An approximate $400 million decrease due to the net settlement of the remaining former DENA contracts during 2006.

Investing Cash Flows

Net cash used in investing activities was $2,151 million in 2007, $1,328 million in 2006, and $126 million in 2005.

The primary use of cash related to investing activities is capital and investment expenditures, detailed by reportable business segment in the following table.

Capital and Investment Expenditures by Business Segment

	Years Ended December 31,
	2007	2006	2005
	(in millions)
U.S. Franchised Electric and Gas(a)	$2,613	$2,381	$1,350
Natural Gas Transmission(b)	—	790	930
Field Services(b)(c)	—	—	86
Commercial Power	442	209	2
International Energy	74	58	23
Crescent(d)	—	507	599
Other	153	131	29

Total consolidated	$3,282	$4,076	$3,019

(a)	Amounts include capital expenditures associated with North Carolina clean air legislation of $418 million in 2007, $403 million in 2006 and $310 million in 2005, which are included in Capital Expenditures within Cash Flows from Investing Activities on the accompanying Consolidated Statements of Cash Flows.
(b)	On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses. The natural gas businesses spun off primarily consisted of Duke Energy’s Natural Gas Transmission business segment and Duke Energy’s 50% ownership interest in DCP Midstream, which was part of the Field Services business segment.
(c)	Field Services amounts for 2005 only include capital and investment expenditures for periods prior to deconsolidation on July 1, 2005.
(d)	Crescent amounts for 2006 only include capital and investment expenditures for periods prior to deconsolidation on September 7, 2006. Additionally, amounts include capital expenditures associated with residential real estate of $322 million for the period from January 1, 2006 through the date of deconsolidation and $355 million in 2005, which are included in Capital Expenditures for Residential Real Estate within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows.

The increase in cash used in investing activities in 2007 as compared to 2006 is primarily due to the following:

•	Approximately $1.6 billion in proceeds received from the sale of former DENA assets in 2006,
•	Approximately $700 million in proceeds received from the sale of Cinergy commercial marketing and trading operations in 2006,
•	Approximately $380 million in proceeds received from the sale of an effective 50% interest in Crescent in 2006,
•	An approximate $250 million decrease in proceeds from the sales of commercial and multi-family real estate due to the deconsolidation of Crescent in September 2006, and
•	Approximately $150 million of cash received in 2006 as part of the Cinergy merger.

These increases in cash used were partially offset by the following:

•	An approximate $1.8 billion increase in proceeds from available-for sale securities, net of purchases, and
•	An approximate $470 million decrease in capital and investment expenditures, in part reflecting the spin-off of the natural gas businesses on January 2, 2007.

PART II

The increase in cash used in investing activities in 2006 as compared to 2005 is primarily due to the following:

•

Increased capital and investment expenditures of $1,090 million, excluding Crescent’s residential real estate investment, primarily as a result of capital expenditures at U.S. Franchised Electric and Gas, in large part due to the acquisition of Cinergy in April 2006, the acquisition of the Rockingham facility in 2006 and increased expenditures associated with North Carolina clean air legislation, and,

•	Increased purchases of short-term investments of approximately $900 million in 2006 as compared to 2005, due primarily to the proceeds from the Crescent debt financing.

These increases were partially offset by the following:

•

An increase in proceeds received from asset sales in 2006 as compared to 2005. Asset sales activity in 2006 of approximately $2.9 billion primarily involved the disposal of the former DENA remaining operations outside of the Midwestern United States, CMT, as well as the Crescent JV transaction. Asset sales activity in 2005 of approximately $2.4 billion primarily involved the disposition of the investments in TEPPCO as well as the DCP Midstream disposition transaction.

Financing Cash Flows and Liquidity

Duke Energy’s consolidated capital structure as of December 31, 2007, including short-term debt, was 35% debt, 1% minority interest and 64% common equity. The fixed charges coverage ratio, calculated using SEC guidelines, was 3.7 times for 2007, 2.6 times for 2006, which includes a pre-tax gain of approximately $250 million on the sale of an effective 50% interest in Crescent, and 2.4 times for 2005.

Net cash used in financing activities was $1,327 million in 2007 compared to $1,961 million in 2006, a decrease of $634 million. The change was due primarily to the following:

•	An approximate $500 million decrease in cash used due to the repurchase of common shares in 2006,

•	An approximate $400 million decrease in dividends paid as a result of the spin-off of Spectra Energy, and
•	An approximate $1,030 million increase in net proceeds in 2007 from the issuance of notes payable and commercial paper.

These increases were partially offset by:

•	An approximate $700 million decrease in proceeds from issuances of long-term debt, net of redemptions,
•	An approximate $400 million distribution of cash in 2007 as a result of the spin-off of Spectra Energy,
•	An approximate $110 million decrease in cash due to the repurchase of senior convertible notes in 2007, and
•	An approximate $100 million decrease in proceeds from the Duke Energy Income Fund.

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

At December 31, 2007, Duke Energy had cash, cash equivalents and short-term investments of approximately $1.1 billion, partially offset by approximately $742 million of short-term notes payable and commercial paper. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, the proceeds from which will be used to fund capital expenditures and general corporate purposes, including the repayment of commercial paper.

Significant Financing Activities—Year Ended 2007. On January 2, 2007, Duke Energy completed the spin-off of the natural gas businesses. In connection with this transaction, Duke Energy distributed all the shares of Spectra Energy to Duke Energy shareholders. The distribution ratio approved by Duke Energy’s Board of Directors was one-half share of Spectra Energy stock for each share of Duke

PART II

Energy stock. Additionally, dividends paid on Duke Energy common stock during 2007 of approximately $1,089 million were less than the 2006 dividends paid of approximately $1,488 million as dividends subsequent to the spin-off were split proportionately between Duke Energy and Spectra Energy such that the sum of the dividends of the two stand-alone companies approximated the former total dividend of Duke Energy.

On May 15, 2007, substantially all of the holders of the Duke Energy convertible senior notes required Duke Energy to repurchase the balance then outstanding at a price equal to 100% of the principal amount plus accrued interest. In May 2007, Duke Energy repurchased approximately $110 million of the convertible senior notes.

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

In November 2007, Duke Energy Carolinas issued $100 million in tax-exempt floating-rate bonds. The bonds are structured as insured auction rate securities, subject to an auction process every 35 days and bear a final maturity of 2040. The initial interest rate was set at 3.65%. The bonds were issued through the North Carolina Capital Facilities Finance Agency to fund a portion of the environmental capital expenditures at the Belews Creek and Allen Steam Stations.

In December 2007, Duke Energy Ohio issued $140 million in tax-exempt floating-rate bonds. The bonds are structured as insured auction rate securities, subject to an auction process every 35 days and bear a final maturity of 2041. The initial interest rate was set at 4.85%. The bonds were issued through the Ohio Air Quality Development Authority to fund a portion of the environmental capital expenditures at the Conesville, Stuart and Killen Generation Stations in Ohio.

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

During 2006, Duke Energy repurchased approximately 17.5 million shares of its common stock for approximately $500 million and paid dividends of approximately $1,488 million. Also, during the year ended December 31, 2006, approximately $632 million of convertible senior notes were converted into approximately 27 million shares of Duke Energy Common Stock.

In November 2006, Union Gas Limited (Union Gas) issued 4.85% fixed-rate debenture bonds denominated in 125 million Canadian dollars (approximately $108 million U.S. dollar equivalents as of the closing date) due in 2022. This debt was included in the spin-off of the natural gas businesses in January 2007.

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

In September 2006, Union Gas entered into a fixed-rate financing agreement denominated in 165 million Canadian dollars (approximately $148 million in U.S. dollar equivalents as of the issuance date) due in 2036 with an interest rate of 5.46%. This debt was included in the spin-off of the natural gas businesses in January 2007.

In September 2006, the Income Fund sold approximately 9 million previously unissued Trust Units at a price of 12.15 Canadian dollars per Trust Unit for total proceeds of 104 million Canadian dollars, net of commissions and expenses of other expenses of issuance. The sale of approximately 9 million Trust Units reduced Duke Energy’s ownership interest in the Income Fund to approximately 46% at December 31, 2006. The Income Fund was included in the spin-off of the natural gas businesses in January 2007.

In August 2006, Duke Energy Kentucky issued approximately $77 million principal amount of floating rate tax-exempt notes due August 1, 2027. Proceeds from the issuance were used to refund a like amount of debt on September 1, 2006 then outstanding at Duke Energy Ohio. Approximately $27 million of the floating rate debt was swapped to a fixed rate concurrent with closing.

PART II

In June 2006, Duke Energy Indiana issued $325 million principal amount of 6.05% senior unsecured notes due June 15, 2016. Proceeds from the issuance were used to repay $325 million of 6.65% First Mortgage Bonds that matured on June 15, 2006.

Significant Financing Activities—Year Ended 2005. During 2005, Duke Energy repurchased approximately 32.6 million shares of its common stock for approximately $933 million and paid dividends of approximately $1,105 million. Also, during the year ended December 31, 2005, approximately $28 million of convertible senior notes were converted into approximately 1 million shares of Duke Energy Common Stock.

In December 2005, the Income Fund, a Canadian income trust fund, was created which sold approximately 40% ownership in the Canadian Midstream operations for proceeds, net of underwriting discount, of approximately $110 million. In January 2006, a subsequent greenshoe sale of additional ownership interests, pursuant to an overallotment option, in the Income Fund were sold for approximately $10 million. As discussed above, the Income Fund was included in the spin-off of the natural gas businesses in January 2007.

In December 2005, Duke Energy redeemed all Preferred and Preference stock without Sinking Fund Requirements for approximately $137 million and recognized an immaterial loss on the redemption.

In November 2005, International Energy issued floating rate debt in Guatemala for $87 million and in El Salvador for $75 million. These debt issuances have variable interest rate terms and mature in 2015.

On September 21, 2005, Union Gas entered into a fixed-rate financing agreement denominated in 200 million Canadian dollars (approximately $171 million in U.S. dollar equivalents as of the issuance date) due in 2016 with an interest rate of 4.64%. This debt was included in the spin-off of the natural gas businesses in January 2007.

In August 2005, International Energy issued project-level debt in Peru, of which $75 million is denominated in U.S. dollars and approximately $34 million (in U.S. dollar equivalents as of the issuance date) is denominated in Peru Nuevos Soles. This debt has terms ranging from four to six years as well as variable or fixed interest rate terms, as applicable.

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

Available Credit Facilities and Restrictive Debt Covenants. During the year ended December 31, 2007, Duke Energy’s consolidated credit capacity decreased by approximately $1,468 million as a result of the spin-off of the natural gas businesses on January 2, 2007. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program. In addition, the commercial paper program at Duke Energy Carolinas was increased from $650 million to $700 million. For further information on Duke Energy’s credit facilities as of December 31, 2007, see Note 15 to the Consolidated Financial Statements, “Debt and Credit Facilities.”

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2007, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Duke Energy and certain subsidiaries each hold credit ratings by S&P and Moody’s Investors Service (Moody’s).

In May 2007, S&P upgraded Duke Energy and all its subsidiaries as a result of Duke Energy’s significant reduction in business risk, primarily through the disposal of its trading and marketing operations and merchant generation. In addition, S&P withdrew its rating on DETM.

In January 2008, Moody’s changed the rating outlook on Duke Energy, Duke Energy Carolinas, Cinergy, Duke Energy Ohio and Duke Energy Kentucky to stable from positive, while affirming the existing ratings in the below table of each of these entities.

PART II

The following table summarizes the February 1, 2008 credit ratings from the agencies retained by Duke Energy and its principal funding subsidiaries.

Credit Ratings Summary as of February 1, 2008

	Standard and Poor’s	Moody’s Investors Service
Duke Energy Corporation(a)	A-	Baa2
Duke Energy Carolinas, LLC(b)	A-	A3
Cinergy Corp.(b)	BBB+	Baa2
Duke Energy Ohio, Inc.(b)	A-	Baa1
Duke Energy Indiana, Inc.(b)	A-	Baa1
Duke Energy Kentucky, Inc.(b)	A-	Baa1

(a)	Represents corporate credit rating and issuer rating for S&P and Moody’s respectively
(b)	Represents senior unsecured credit rating

Duke Energy’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and pay dividends on its common stock, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Energy is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Energy’s credit ratings could be negatively impacted.

Clauses. Duke Energy may be required to repay certain debt should the credit ratings of Duke Energy Carolinas fall to a certain level at S&P or Moody’s. As of December 31, 2007, Duke Energy had $10 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $21 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s.

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

Duke Energy has paid quarterly cash dividends for 82 consecutive years and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors. It is currently anticipated that dividends per share will increase $0.01 per share beginning in the third quarter of 2008.

Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Proceeds from issuances of common stock related to employee benefits, primarily employee exercises of stock options, were approximately $50 million in 2007, approximately $127 million in 2006 and approximately $41 million for 2005.

Off-Balance Sheet Arrangements

Duke Energy and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, guarantees of debt, surety bonds and indemnifications. In contemplation of the spin-off of the natural gas businesses on January 2, 2007, certain guarantees that had been issued by Spectra Energy Capital were transferred to Duke Energy prior to the consummation of the spin-off. This resulted in Duke Energy recording an immaterial liability for certain guarantees that were previously grandfathered under the provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others,” and, therefore, had not been recognized in the Consolidated Balance Sheets. Guarantees issued by Spectra Energy Capital or its subsidiaries on or prior to December 31, 2006 remained with Spectra Energy Capital subsequent to the spin-off, except for certain guarantees that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Energy Capital against any losses incurred under these guarantee obligations. See Note 18 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.

Most of the guarantee arrangements entered into by Duke Energy enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke

PART II

Energy, either on its own or on behalf of Spectra Energy Capital through the aforementioned indemnification agreements, having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantee arrangements, there would not be a material impact to the consolidated results of operations, cash flows or financial position.

Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky have an agreement to sell certain of their accounts receivable and related collections to Cinergy Receivables Company LLC (Cinergy Receivables), which purchases, on a revolving basis, nearly all of the retail accounts receivable and related collections of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. Cinergy Receivables is not consolidated by Duke Energy since it meets the requirements to be accounted for as a qualifying special purpose entity (SPE). Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky each retain an interest in the receivables transferred to Cinergy Receivables. The transfers of receivables are accounted for as sales, pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For a more detailed discussion of the sale of certain accounts receivable, see Note 22 to the Consolidated Financial Statements, “Variable Interest Entities.”

Duke Energy also holds interests in variable interest entities (VIEs), consolidated and unconsolidated, as defined by FIN No. 46R, “Consolidation of Variable Interest Entities.” For further information, see Note 22 to the Consolidated Financial Statements, “Variable Interest Entities”.

Other than the guarantee arrangements discussed above and normal operating lease arrangements, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information on these commitments, see Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations for each of the periods presented. It is expected that the majority of current liabilities on the Consolidated Balance Sheets will be paid in cash in 2008.

Contractual Obligations as of December 31, 2007

	Payments Due By Period
	Total	Less than 1 year (2008)	2-3 Years (2009 & 2010)	4-5 Years (2011 & 2012)	More than 5 Years (Beyond 2012)
	(in millions)
Long-term debt(a)	$17,833	$2,120	$2,622	$2,909	$10,182
Capital leases(a)	134	23	43	31	37
Operating leases(b)	624	121	156	87	260
Purchase Obligations:(g)
Firm capacity payments(c)	489	54	58	45	332
Energy commodity contracts(d)	5,223	1,637	1,870	1,051	665
Other purchase obligations(e)(h)	4,472	2,133	2,161	151	27
Other long-term liabilities on the Consolidated Balance Sheets(f)	646	214	96	96	240

Total contractual cash obligations	$29,421	$6,302	$7,006	$4,370	$11,743

(a)	See Note 15 to the Consolidated Financial Statements, “Debt and Credit Facilities”. Amount includes interest payments over life of debt or capital lease. Payment amounts exclude $900 million of debt issued by Duke Energy Carolinas in January 2008. Interest payments on variable rate debt instruments were calculated using interest rates derived from examination of the forward interest rate curve. In addition, a spread was placed on top of the interest rates to aid in capturing the volatility inherent in projecting future interest rates.
(b)	See Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies”.
(c)	Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity, and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some power locations throughout North America. Also includes firm capacity payments under electric power agreements entered into to meet U.S. Franchised Electric and Gas’ native load requirements.
(d)	Includes contractual obligations to purchase physical quantities of electricity, coal and nuclear fuel. Amount includes certain normal purchases, energy derivatives and hedges per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2007. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting agreements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.

PART II

(e)	Includes U.S. Franchised Electric and Gas’ obligation to purchase an additional ownership interest in the Catawba Nuclear Station (see Note 5 to the Consolidated Financial Statements, “Joint Ownership of Generating and Transmission Facilities”), as well as contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for new generation plants and nuclear plant refurbishments, environmental projects on fossil facilities, and major maintenance of certain non-regulated plants. Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase can not be determined.
(f)	Includes certain estimated executive benefit payments and contributions to the NDTF (see Note 7 to the Consolidated Financial Statements, “Asset Retirement Obligations”). The amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as Duke Energy may use internal resources or external resources to perform retirement activities. As a result, cash obligations for asset retirement activities are excluded. Asset retirement obligations recognized on the Consolidated Balance Sheets total $2,351 million and the fair value of the NDTF, which will be used to help fund these obligations, is $1,929 million at December 31, 2007. Amount excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing of when cash payments will be required. Additionally, amount excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of other post-employment benefits (see Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans”) and regulatory credits (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excludes Deferred Income Taxes and Investment Tax Credits on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Additionally, amounts related to uncertain tax positions are excluded from the table due to uncertainty of timing of future payments.
(g)	Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.
(h)	Includes approximately $1.2 billion of anticipated remaining costs associated with an engineering, procurement and construction services agreement executed during 2007 with an affiliate of The Shaw Group, Inc., for participation in the construction of Cliffside Unit 6 and a flue gas desulfurization system at an existing unit at Cliffside. Duke Energy has the right to terminate this agreement at any time for its convenience, subject to customary cancellation and demobilization charges in accordance with terms of the agreement.

Quantitative and Qualitative Disclosures About Market Risk

Risk Management Policies

Duke Energy is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Treasurer and other members of management, on market risk positions, corporate exposures, credit exposures and overall risk management activities. The Treasurer is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

Commodity Price Risk

Duke Energy is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including swaps, futures, forwards and options. For additional information, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 8 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy’s deal origination areas. While Duke Energy uses common industry practices to develop its valuation techniques, changes in Duke Energy’s pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Hedging Strategies. Duke Energy closely monitors the risks associated with these commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations. Duke Energy’s primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to the prices of power and fuel.

Certain derivatives used to manage Duke Energy’s commodity price exposure are accounted for as either cash flow hedges or fair value hedges. To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including the use of contracts with different commodities or unmatched terms and counterparty credit risk. Hedge effectiveness is monitored regularly and measured each month.

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Energy enters into other contracts that qualify for the normal purchases and sales exception described in paragraph 10 of SFAS No. 133, as amended and interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments

PART II

and Hedging Activities.” For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract unless the contract is designated as the hedged item in a fair value hedge. On a limited basis, U.S. Franchised Electric and Gas and Commercial Power apply the normal purchase and normal sales exception to certain contracts. Recognition for the contracts in the Consolidated Statements of Operations will be the same regardless of whether the contracts are accounted for as cash flow hedges or as normal purchases and sales, unless designated as the hedged item in a fair value hedge, assuming no hedge ineffectiveness.

Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power. However, Duke Energy’s decision to reduce former DENA’s interest in partially completed plants and the decision in 2005 to sell or otherwise dispose of substantially all of former DENA’s remaining physical and commercial assets outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Normal Purchases and Normal Sales below) required the reassessment of all associated derivatives, including normal purchases and normal sales. This required a change from the application of the Accrual Model to the Mark-to-Market (MTM) Model for these contracts and resulted in recording substantial unrealized losses that had not previously been recognized in the Consolidated Statements of Operations.

Other derivatives used to manage Duke Energy’s commodity price exposure are either not designated as a hedge or do not qualify for hedge accounting and are therefore accounted for using the MTM Model. These instruments are referred to as undesignated contracts (see Undesignated Contracts below).

Generation Portfolio Risks. Duke Energy is primarily exposed to market price fluctuations of wholesale power, natural gas, and coal prices in the U.S. Franchised Electric and Gas and Commercial Power segments. Duke Energy optimizes the value of its bulk power marketing and non-regulated generation portfolios. The portfolios include generation assets (power and capacity), fuel, and emission allowances. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent price change per mega-watt hour in forward wholesale power prices would have a corresponding effect on Duke Energy’s pre-tax income of approximately $24 million in 2008 and would have had a $38 million impact in 2007, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent price change per MMBtu in natural gas prices would have a corresponding effect on Duke Energy’s pre-tax income of approximately $9 million in 2008 and would have had a $15 million impact in 2007, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

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

Undesignated Contracts. Undesignated contracts executed to manage generation portfolio risks are exposed to changes in fair value due to market price fluctuations of wholesale power and coal. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent price change in the forward price per megawatt hour of wholesale power would have a corresponding effect on Duke Energy’s pre-tax income of approximately $16 million in 2008 and would have had a $22 million impact in 2007, resulting from the impact of mark-to-market changes on non-qualifying and undesignated power contracts pertaining to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent change in the forward price per ton of coal would have a corresponding effect on Duke Energy’s pre-tax income of approximately $14 million in 2008 and would have had a $12 million impact in 2007, resulting from the impact of mark-to-market changes on non-qualifying and undesignated coal contracts pertaining to periods in excess of one year from the respective date.

Other Commodity Risks. At December 31, 2007 and 2006, pre-tax income in 2008 and 2007 was not expected to be materially impacted for exposures to other commodities’ price changes.

The commodity price sensitivity calculations consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

PART II

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

Duke Energy’s principal customers for power and natural gas marketing and transportation services are industrial end-users, marketers, local distribution companies and utilities located throughout the U.S. and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and marketers throughout these regions. These concentrations of customers may affect Duke Energy’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Duke Energy analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through December 31, 2007, Duke Energy has made approximately $460 million in payments that apply to this retention. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets as of December 31, 2007 and 2006, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims or any significant solvency concerns related to the insurance carrier.

Based on Duke Energy’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy does not anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

During 2006, Duke Energy finalized the sale of the former DENA portfolio of derivative contracts to Barclays Bank PLC and sold the Cinergy commercial marketing and trading business to Fortis, which eliminated Duke Energy’s credit, collateral, market and legal risk associated with these related trading positions.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Spectra Energy Capital. Spectra Energy Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Spectra Energy Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of December 31, 2006 is approximately $200 million, including principal and interest payments. Duke Energy does not believe a loss under the guarantee obligation is probable as of December 31, 2007, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of December 31, 2007. No demands for payment have been made under the guarantee. If losses are incurred under the guarantee, Spectra Energy Capital has certain rights which should allow it to mitigate such loss. Subsequent to the spin-off the natural gas businesses, this guarantee remained with Spectra Energy Capital. However, Duke Energy indemnified Spectra Energy Capital against any future losses that could arise from payments required under this guarantee. In January 2008, Calpine Corporation announced that it had successfully emerged from Chapter 11 bankruptcy protection and officially concluded its Chapter 11 reorganization.

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

PART II

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 8, and 15 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” and “Debt and Credit Facilities.”

Based on a sensitivity analysis as of December 31, 2007, it was estimated that if market interest rates average 1% higher (lower) in 2008 than in 2007, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $22 million. Comparatively, based on a sensitivity analysis as of December 31, 2006, had interest rates averaged 1% higher (lower) in 2006 than in 2005, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $3 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term investments, cash and cash equivalents outstanding as of December 31, 2007 and 2006. The increase in interest rate sensitivity is primarily due to a decrease in cash and short-term investment balances and a net increase in commercial paper borrowings. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

Equity Price Risk

Duke Energy maintains trust funds, as required by the NRC and the NCUC, to fund the costs of nuclear decommissioning (see Note 7 to the Consolidated Financial Statements, “Asset Retirement Obligations.”) As of December 31, 2007 and 2006, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per NRC and NCUC requirements, these funds may be used only for activities related to nuclear decommissioning. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Accounting for nuclear decommissioning recognizes that costs are recovered through U.S. Franchised Electric and Gas’ rates, and fluctuations in equity prices or interest rates do not affect Duke Energy’s Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an Order by the NCUC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through U.S. Franchised Electric and Gas’ rates.

Bison, Duke Energy’s wholly owned captive insurance subsidiary, maintains investments to fund various business risks and losses, such as workers compensation, property, business interruption and general liability. Those investments are exposed to price fluctuations in equity markets and changes in interest rates.

Duke Energy maintains investments to help fund the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Fluctuations in equity prices or interest rates could adversely affect Duke Energy’s consolidated financial position, results of operations and cash flows in future periods. See Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

Foreign Currency Risk

Duke Energy is exposed to foreign currency risk from investments in international affiliate businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations that are denominated in foreign currencies. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. Dollar and/or local inflation rates, or investments may be naturally hedged through debt denominated or issued in the foreign currency. Duke Energy may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of devaluation of the foreign currencies to which it has exposure.

In 2008, Duke Energy’s primary foreign currency rate exposures are expected to be the Brazilian Real and the Peruvian New Sol. A 10% devaluation in the currency exchange rates as of December 31, 2007 in all of Duke Energy’s exposure currencies would result in an estimated net pre-tax loss on the translation of local currency earnings of approximately $10 million to Duke Energy’s Consolidated Statements of Operations in 2008. The Consolidated Balance Sheet would be negatively impacted by approximately $145 million currency translation through the cumulative translation adjustment in AOCI as of December 31, 2007 as a result of a 10% devaluation in the

PART II

currency exchange rates. As of December 31, 2006, a 10% devaluation in the currency exchange rates in all of Duke Energy’s exposure currencies was expected to result in an estimated net pre-tax loss on the translation of local currency earnings of approximately $7 million to Duke Energy’s Consolidated Statements of Operations and a reduction of approximately $120 million currency translation through the cumulative translation adjustment in AOCI as of December 31, 2007.

OTHER ISSUES

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

Global Climate Change. A body of scientific evidence now accepted by a growing majority of the public and policymakers suggests that the Earth’s climate is changing, caused in part by greenhouse gases emitted into the atmosphere from human activities. Although there is still much to learn about the causes and long-term effects of climate change, many advocate taking steps now to begin reducing emissions with the aim of stabilizing the atmospheric concentration of greenhouse gases at a level that avoids the potentially worst-case effects of climate change.

Greenhouse gas emissions are produced from a wide variety of human activities. The U.S. EPA publishes an inventory of these emissions annually. CO2, an essential trace gas, is a by-product of fossil fuel combustion and currently accounts for about 85% of U.S. greenhouse gas emissions. Duke Energy currently accounts for about 1.5% of total U.S. CO2 emissions, and about 1.3% of total U.S. greenhouse gas emissions.

Duke Energy is adding approximately 60,000 new customers annually to its customer base of nearly four million in the Carolinas and the Midwest and making long-term decisions for how best to meet its customers’ growing demand for electricity. Duke Energy is moving ahead on multiple fronts – energy efficiency, renewable energy, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. Duke Energy needs regulatory certainty regarding U.S. climate change policy as it makes these investment decisions.

Duke Energy’s cost of complying with any federal greenhouse gas emissions law that may be enacted will depend on the design details of the program. The major design elements of a greenhouse gas cap-and-trade program that will most influence Duke Energy’s compliance costs include the required levels and timing of the cap, which will drive emission allowance prices, the emission sources covered under the cap, the number of allowances that Duke Energy is allocated on a year-to-year basis, the type of and effectiveness of the cost control mechanism employed by the program, and the availability and cost of technologies that Duke Energy can deploy to lower its emissions. Although it is likely that Congress will adopt some form of mandatory greenhouse gas emission reduction legislation in the future, the timing and specific requirements of any such legislation are highly uncertain, which means that potential future compliance costs for Duke Energy are also highly uncertain.

The 110th Congress is currently considering several potential U.S. policy responses to the climate change issue. In 2007, nearly a dozen bills were introduced in the Senate calling for mandatory limits on U.S. greenhouse gas emissions through use of a cap-and-trade program. The key differences in the bills are the sources whose emissions would be regulated, the rate at which emissions would be required to be reduced, the number of emission allowances that would be distributed at no cost to sources whose emissions would be regulated, and the method of protecting the economy from potentially high and unexpected program costs.

On December 5, 2007, the Senate Environment and Public Works Committee reported out S. 2191 - America’s Climate Security Act of 2007 – sponsored by Senators Joseph Lieberman of Connecticut and John Warner of Virginia. The bill, which now awaits Senate floor action, proposes an economy-wide greenhouse gas reduction program to begin in 2012. Several bills have also been introduced in the House of Representatives but none has yet received subcommittee or committee approval. It is unlikely that legislation establishing a mandatory federal greenhouse gas emission reduction program will be enacted in 2008.

Duke Energy supports the enactment of federal greenhouse gas cap-and-trade legislation that would apply to all parts of the economy, including power generation, industrial and commercial sources, and motor vehicles. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and non-emitting technologies are developed and become ready for wide-scale deployment.

PART II

New technologies for reducing CO2 emissions from coal - chief among them carbon capture and sequestration - are not expected to be developed and ready for deployment by 2012 when the Lieberman-Warner legislation, if passed, would take effect. This would pose a challenge to Duke Energy’s ability to utilize all of its current coal-fired generating capacity if the legislation is enacted in its current form. This could challenge Duke Energy’s ability to meet the growing electricity demand of its customers at a reasonable cost. Duke Energy’s deployment of renewable generation, along with its customer energy-efficiency initiative would help, but would not be enough. If the cap is too stringent in the early years of the program, Duke Energy’s compliance options could be limited to purchasing emission allowances and/or relying on existing natural gas generation to replace coal generation. Achieving a large fuel switch from coal to natural gas in less than four years is not practical and, on a national scale, is not good public policy. Such a shift would significantly increase natural gas prices, posing an economic hardship to millions of natural gas customers.

Compliance cost estimates are very sensitive to various highly uncertain assumptions, including allowance prices. Under the proposed S. 2191 legislation, in addition to allowances allocated at no cost, Duke Energy currently estimates the costs of purchasing needed allowances to cover Duke Energy’s projected emissions in 2012 could range from approximately $930 million to $2.8 billion. Actual costs could be higher or lower than these estimates. Duke Energy would seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates. Under a compliance scenario where Duke Energy continues to purchase allowances to meet its compliance obligation, annual allowance purchase costs would increase over time as the number of allowances Duke Energy is allocated under the proposed legislation decreases and allowance prices increase as the cap tightens.

At some point in the future it would be expected that Duke Energy would begin replacing existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology on existing coal-fired generating plants to reduce emissions when technologies become available. It is not possible at this time, however, to predict with certainty what new technologies might be developed, when they will be ready to be deployed, or what their costs will be. There is also uncertainty as to how or when certain non-technical issues that could affect the cost and availability of new technologies might be resolved by regulators. Duke Energy currently is focused on advanced nuclear generation, integrated gasification combined cycle generation with carbon capture and sequestration, and capture and storage retrofit technology for existing pulverized coal-fired generation as promising new technologies for generating electricity with lower or no CO2 emissions.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy is seeking regulatory approval for a first-of-its-kind innovative approach in the utility industry to help meet growing customer demand with new and creative ways to increase energy efficiency, thereby reducing demand (save-a-watt) instead of relying almost exclusively on new power plants to generate electricity.

(For additional information on other issues related to Duke Energy, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies.”)

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The application of SFAS No. 157 may change Duke Energy’s current practice for measuring fair values under other accounting pronouncements that require fair value measurements. For Duke Energy, SFAS No. 157 is effective as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Duke Energy does not expect to report any material cumulative-effect adjustment to beginning retained earning as is required by SFAS No. 157 for certain limited matters. Duke Energy continues to monitor additional proposed interpretative guidance regarding the application of SFAS No. 157. To date, no matters have been identified regarding implementation of SFAS No. 157 that would have any material impact on Duke Energy’s consolidated results of operations or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Duke Energy, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Duke Energy does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy may elect to measure certain financial instruments at fair value in accordance with this standard.

PART II

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). In June 2007, the EITF reached a consensus that would require realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. In addition, EITF 06-11 would require that dividends on equity-classified share-based payment awards be reallocated between retained earnings (for awards expected to vest) and compensation cost (for awards not expected to vest) each reporting period to reflect current forfeiture estimates. For Duke Energy, EITF 06-11 must be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008, as well as interim periods within those fiscal years. Early application would be permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Duke Energy is currently evaluating the impact of applying EITF 06-11, and cannot currently estimate the impact of EITF 06-11 on its consolidated results of operations, cash flows or financial position.

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R).

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS No. 160). In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For Duke Energy, SFAS No. 160 is effective as of January 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. Duke Energy is currently evaluating the impact of adopting SFAS No. 160.

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

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Duke Energy Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company’s spin-off of the natural gas business was completed on January 2, 2007.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 29, 2008

PART II

DUKE ENERGY CORPORATION

Consolidated Statements of Operations

(In millions, except per-share amounts)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues
Regulated electric	$8,976	$7,678	$5,406
Non-regulated electric, natural gas, and other	3,024	2,542	1,500
Regulated natural gas	720	387	—
Total operating revenues	12,720	10,607	6,906
Operating Expenses
Fuel used in electric generation and purchased power	3,946	3,372	1,579
Operation, maintenance and other	3,324	3,420	2,533
Cost of natural gas and coal sold	557	339	9
Depreciation and amortization	1,746	1,545	1,123
Property and other taxes	649	534	327
Impairments and other charges	—	—	15
Total operating expenses	10,222	9,210	5,586
Gains on Sales of Investments in Commercial and Multi-Family Real Estate	—	201	191
(Losses) Gains on Sales of Other Assets and Other, net	(5)	223	(55)
Operating Income	2,493	1,821	1,456
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	157	123	124
Losses on sales and impairments of equity investments	—	(20)	(20)
Other income and expenses, net	271	251	113
Total other income and expenses	428	354	217
Interest Expense	685	632	381
Minority Interest Expense	2	13	24
Income From Continuing Operations Before Income Taxes	2,234	1,530	1,268
Income Tax Expense from Continuing Operations	712	450	375
Income From Continuing Operations	1,522	1,080	893
(Loss) Income From Discontinued Operations, net of tax	(22)	783	935
Income Before Cumulative Effect of Change in Accounting Principle	1,500	1,863	1,828
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	—	—	(4)
Net Income	1,500	1,863	1,824
Dividends and Premiums on Redemption of Preferred and Preference Stock	—	—	12
Earnings Available For Common Stockholders	$1,500	$1,863	$1,812

Common Stock Data
Weighted-average shares outstanding
Basic	1,260	1,170	934
Diluted	1,266	1,188	970
Earnings per share (from continuing operations)
Basic	$1.21	$0.92	$0.94
Diluted	$1.20	$0.91	$0.92
(Loss) earnings per share (from discontinued operations)
Basic	$(0.02)	$0.67	$1.00
Diluted	$(0.02)	$0.66	$0.96
Earnings per share (before cumulative effect of change in accounting principle)
Basic	$1.19	$1.59	$1.94
Diluted	$1.18	$1.57	$1.88
Earnings per share
Basic	$1.19	$1.59	$1.94
Diluted	$1.18	$1.57	$1.88
Dividends per share	$0.86	$1.26	$1.17

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Consolidated Balance Sheets

(In millions)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$678	$948
Short-term investments	437	1,514
Receivables (net of allowance for doubtful accounts of $67 at December 31, 2007 and $94 at December 31, 2006)	1,767	2,256
Inventory	1,012	1,358
Assets held for sale	2	28
Other	1,029	943
Total current assets	4,925	7,047
Investments and Other Assets
Investments in unconsolidated affiliates	696	2,305
Nuclear decommissioning trust funds	1,929	1,775
Goodwill	4,642	8,175
Intangibles, net	720	905
Notes receivable	153	224
Assets held for sale	115	134
Other	2,953	2,556
Total investments and other assets	11,208	16,074
Property, Plant and Equipment
Cost	46,056	58,330
Less accumulated depreciation and amortization	14,946	16,883
Net property, plant and equipment	31,110	41,447
Regulatory Assets and Deferred Debits
Deferred debt expense	255	320
Regulatory assets related to income taxes	552	1,361
Other	1,654	2,451
Total regulatory assets and deferred debits	2,461	4,132
Total Assets	$49,704	$68,700

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Consolidated Balance Sheets—(Continued)

(In millions, except per-share amounts)

	December 31,
	2007	2006
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,585	$1,686
Notes payable and commercial paper	742	450
Taxes accrued	383	434
Interest accrued	145	302
Liabilities associated with assets held for sale	114	26
Current maturities of long-term debt	1,526	1,605
Other	1,213	2,110
Total current liabilities	5,708	6,613
Long-term Debt	9,498	18,118
Deferred Credits and Other Liabilities
Deferred income taxes	4,751	7,003
Investment tax credit	161	175
Liabilities associated with assets held for sale	3	18
Asset retirement obligations	2,351	2,301
Other	5,852	7,565
Total deferred credits and other liabilities	13,118	17,062
Commitments and Contingencies
Minority Interests	181	805
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,262 million and 1,257 million shares outstanding at December 31, 2007 and December 31, 2006, respectively	1	1

Additional paid-in capital	19,933	19,854
Retained earnings	1,398	5,652
Accumulated other comprehensive (loss) income	(133)	595
Total common stockholders’ equity	21,199	26,102
Total Liabilities and Common Stockholders’ Equity	$49,704	$68,700

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,500	$1,863	$1,824
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	1,888	2,215	1,884
Cumulative effect of change in accounting principle	—	—	4
Gains on sales of investments in commercial and multi-family real estate	—	(201)	(191)
Losses (gains) on sales of equity investments and other assets	10	(365)	(1,771)
Impairment charges	—	48	159
Deferred income taxes	669	250	282
Minority Interest	2	61	538
Equity in earnings of unconsolidated affiliates	(157)	(732)	(479)
Contributions to company-sponsored pension and other post-retirement benefit plans	(412)	(172)	(45)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(134)	443
Receivables	(240)	844	(249)
Inventory	(36)	(24)	(80)
Other current assets	(22)	1,276	(944)
Increase (decrease) in
Accounts payable	(172)	(1,524)	117
Taxes accrued	(134)	(69)	53
Other current liabilities	(321)	(594)	622
Capital expenditures for residential real estate	—	(322)	(355)
Cost of residential real estate sold	—	143	294
Other, assets	739	1,005	193
Other, liabilities	(106)	180	519
Net cash provided by operating activities	3,208	3,748	2,818
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,125)	(3,381)	(2,327)
Investment expenditures	(91)	(89)	(43)
Acquisitions, net of cash acquired	(66)	(284)	(294)
Cash acquired from acquisition of Cinergy	—	147	—
Purchases of available-for-sale securities	(23,639)	(33,436)	(40,317)
Proceeds from sales and maturities of available-for-sale securities	24,613	32,596	40,131
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	154	2,861	2,375
Proceeds from the sales of commercial and multi-family real estate	—	254	372
Settlement of net investment hedges and other investing derivatives	(10)	(163)	(296)
Distributions from equity investments	—	152	383
Purchases of emission allowances	(103)	(228)	(18)
Sales of emission allowances	52	194	—
Withdrawal of restricted funds held in trust	68	47	—
Other	(4)	2	(92)
Net cash used in investing activities	(2,151)	(1,328)	(126)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	823	2,369	543
Issuance of common stock related to employee benefit plans	50	127	41
Payments for the redemption of:
Long-term debt	(1,248)	(2,098)	(1,346)
Convertible notes	(110)	—	—
Preferred stock of a subsidiary	—	(12)	(134)
Decrease in cash overdrafts	(2)	(2)	—
Notes payable and commercial paper	617	(412)	165
Distributions to minority interests	(52)	(304)	(861)
Contributions from minority interests	68	247	779
Cash distributed to Spectra Energy	(395)	—	—
Dividends paid	(1,089)	(1,488)	(1,105)
Repurchase of common shares	—	(500)	(933)
Proceeds from Duke Energy Income Fund	—	104	110
Other	11	8	24
Net cash used in financing activities	(1,327)	(1,961)	(2,717)
Changes in cash and cash equivalents included in assets held for sale	—	(22)	3
Net (decrease) increase in cash and cash equivalents	(270)	437	(22)
Cash and cash equivalents at beginning of period	948	511	533
Cash and cash equivalents at end of period	$678	$948	$511

Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$827	$1,154	$1,089
Cash paid for income taxes	$367	$460	$546
Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$5,219	$—	$—
Conversion of convertible notes to stock	$—	$632	$28
Transfer of DCP Midstream Canadian Facilities	$—	$—	$97
Accrued capital expenditures	$570	$308	$139
Acquisition of Cinergy Corp.
Fair value of assets acquired	$—	$17,304	$—
Liabilities assumed	$—	$12,709	$—
Issuance of common stock	$—	$8,993	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Consolidated Statements of Common Stockholders' Equity

and Comprehensive Income

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	SFAS No.158 Adjustment	Total
Balance December 31, 2004	957	$11,266	$—	$4,525	$540	$526	$(416)	$—	$—	$16,441
Net income	—	—	—	1,824	—	—	—	—	—	1,824
Other Comprehensive Income						—	—	—	—
Foreign currency translation adjustments(a)	—	—	—	—	306	—	—	—	—	306
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	413	—	—	—	413
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(1,026)	—	—	—	(1,026)
Minimum pension liability adjustment(d)	—	—	—	—	—	—	356	—	—	356
Other(f)	—	—	—	—	—	—	—	17	—	17

Total comprehensive income										1,890
Dividend reinvestment and employee benefits	3	85	—	—	—	—	—	—	—	85
Stock repurchase	(33)	(933)	—	—	—	—	—	—	—	(933)
Conversion of debt	1	28	—	—	—	—	—	—	—	28
Common stock dividends		—	—	(1,093)	—	—	—	—	—	(1,093)
Preferred and preference stock dividends	—	—	—	(12)	—	—	—	—	—	(12)
Other capital stock transactions, net	—	—	—	33	—	—	—	—	—	33
Balance December 31, 2005	928	$10,446	$—	$5,277	$846	$(87)	$(60)	$17	$—	$16,439
Net income	—	—	—	1,863	—	—	—	—	—	1,863
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	103	—	—	—	—	103
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	6	—	—	—	6
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	36	—	—	—	36
Minimum pension liability adjustment(d)	—	—	—	—	—	—	(1)	—	—	(1)
Other(f)	—	—	—	—	—	—	—	(15)	—	(15)

Total comprehensive income										1,992
Retirement of old Duke Energy shares	(927)	(10,399)	—	—	—	—	—	—	—	(10,399)
Issuance of new Duke Energy shares	927	1	10,398	—	—	—	—	—	—	10,399
Common stock issued in connection with Cinergy merger	313	—	8,993	—	—	—	—	—	—	8,993
Conversion of Cinergy options to Duke Energy options	—	—	59	—	—	—	—	—	—	59
Dividend reinvestment and employee benefits	6	22	172	—	—	—	—	—	—	194
Stock repurchase	(17)	(69)	(431)	—	—	—	—	—	—	(500)
Common stock dividends	—	—	—	(1,488)	—	—	—	—	—	(1,488)
Conversion of debt to equity	27	—	632	—	—	—	—	—	—	632
Tax benefit due to conversion of debt to equity	—	—	34	—	—	—	—	—	—	34
SFAS No. 158 funded status provision(e)	—	—	-	—	—	—	61	—	(311)	(250)
Other capital stock transactions, net	—	—	(3)	—	—	—	—	—	—	(3)
Balance December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$—	$2	$(311)	$26,102
Net income	—	—	—	1,500	—	—	—	—	—	1,500
Other Comprehensive Income							—	—	—
Foreign currency translation adjustments	—	—	—	—	200	—	—	—	—	200
Net unrealized losses on cash flow hedges(b)	—	—	—	—	—	(14)	—	—	—	(14)
Reclassification into earnings from cash flow hedges	—	—	—	—	—	(1)	—	—	—	(1)
SFAS No. 158 amortization	—	—	—	—	—	—	—	—	14	14
SFAS No. 158 net actuarial gain(g)	—	—	—	—	—	—	—	—	96	96
Other	—	—	—	—	—	—	—	—	1	1

Total comprehensive income										1,796
Adoption of FIN 48	—	—	—	(25)	—	—	—	—	—	(25)
Adoption of SFAS No. 158—measurement date provision	—	—	—	(28)	—	—	—	—	(22)	(50)
Distribution of Spectra Energy to shareholders	—	—	—	(4,612)	(1,156)	6	—	—	148	(5,614)
Dividend reinvestment and employee benefits	5	—	79	—	—	—	—	—	—	79
Common stock dividends	—	—	—	(1,089)	—	—	—	—	—	(1,089)
Balance December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$—	$2	$(74)	$21,199

(a)	Foreign currency translation adjustments, net of $62 tax benefit in 2005. The 2005 tax benefit related to the settled net investment hedges. Substantially all of the 2005 tax benefit is a correction of an immaterial accounting error related to prior periods.
(b)	Net unrealized gains (losses) on cash flow hedges, net of $9 tax benefit in 2007, $3 tax expense in 2006 and $233 tax expense in 2005.
(c)	Reclassification into earnings from cash flow hedges, net of $19 tax expense in 2006, and $583 tax benefit in 2005. Reclassification into earnings from cash flow hedges in 2006 is due primarily to the recognition of former Duke Energy North America's (DENA) unrealized net gains related to hedges on forecasted transactions which did not occur as a result of the sale to LS Power of substantially all of former DENA's assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see notes 8 and 13).
(d)	Minimum pension liability adjustment, net of $0 tax benefit in 2006 and $228 tax expense in 2005.
(e)	SFAS No. 158 adjustment, net of $144 tax benefit in 2006. Excludes $595 reflected as regulatory assets (see note 21).
(f)	Net of $9 tax benefit in 2006, and $10 tax expense in 2005.
(g)	SFAS No. 158 net actuarial gain net of $54 tax expense in 2007. Excludes $204 reflected as regulatory assets (see note 21).

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company located in the Americas. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy and all majority-owned subsidiaries where Duke Energy has control, and those variable interest entities where Duke Energy is the primary beneficiary. These Consolidated Financial Statements also reflect Duke Energy’s proportionate share of certain generation and transmission facilities in the Carolinas and the Midwest.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC (Duke Energy Carolinas) effective October 1, 2006). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of Duke Energy, which resulted in the issuance of approximately 313 million shares. Additionally, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock. Old Duke Energy is the predecessor of Duke Energy for purposes of U.S. securities regulations governing financial statement filing. Therefore, the accompanying Consolidated Financial Statements reflect the results of operations of Old Duke Energy for the three months ended March 31, 2006 and the year ended December 31, 2005. New Duke Energy had separate operations for the period beginning with the effective date of the Cinergy merger, and references to amounts for periods after the closing of the merger relate to New Duke Energy. Cinergy’s results have been included in the accompanying Consolidated Statements of Operations from the effective date of acquisition and thereafter (see “Cinergy Merger” in Note 2). Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

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

On September 7, 2006, Duke Energy deconsolidated Crescent Resources, LLC (Crescent) due to a reduction in ownership causing an inability to exercise control over Crescent (see Note 2). Crescent has been accounted for as an equity method investment since the date of deconsolidation.

On January 2, 2007, Duke Energy completed the spin-off to shareholders of its natural gas businesses. The new natural gas business, which is named Spectra Energy Corp. (Spectra Energy), consists principally of certain operations of Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), primarily Duke Energy’s former Natural Gas Transmission business segment and Duke Energy’s former Field Services business segment, which represented Duke Energy’s 50% ownership interest in DCP Midstream, LLC (formerly Duke Energy Field Services, LLC) (DCP Midstream). See Note 13 for discussion of the deconsolidation of DCP Midstream effective July 1, 2005 due to a reduction in ownership interest. Excluded from the spin-off were certain operations which were transferred from Spectra Energy Capital to Duke Energy in December 2006, primarily International Energy and Duke Energy’s effective 50% interest in the Crescent JV. Subsequent to the spin-off, the results of operations of the spun off businesses are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods prior to the spin-off. The primary businesses remaining in Duke Energy post-spin are the U.S. Franchised Electric and Gas business segment, the Commercial Power business segment, the International Energy business segment and Duke Energy’s effective 50% interest in the Crescent JV. See Note 3 for further information on Duke Energy’s business segments.

Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were dis-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

tributed from Duke Energy as of the date of the spin-off. Assets, liabilities and stockholders’ equity amounts at December 31, 2006 included in the accompanying Consolidated Balance Sheets and the corresponding Notes include balances that were transferred to Spectra Energy as part of the spin-off. Additionally, cash flows related to the businesses included in the spin-off are included in the Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications and Revisions. Certain prior period amounts have been reclassified within the Consolidated Financial Statements to conform to current year presentation.

Cash and Cash Equivalents. All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Cash. At December 31, 2007 and 2006, Duke Energy had approximately $166 million and $212 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust for the purpose of funding future environmental construction or maintenance expenditures. This amount is reflected in Other Investments and Other Assets on the Consolidated Balance Sheets.

Short-term Investments. Duke Energy actively invests a portion of its available cash balances in various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and tax-exempt money market preferred securities. These instruments have historically provided for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As Duke Energy intends to sell these instruments within one year or less, generally within 30 days from the balance sheet date, they are classified as current assets. Duke Energy has classified all short-term investments that are debt securities as available-for-sale under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” (SFAS No. 115), and they are carried at fair market value. Investments in money-market preferred securities that do not have stated redemptions are accounted for at their cost, as the carrying values approximate market values due to their short-term maturities and minimal credit risk. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings as incurred. Purchases and sales of available-for-sale securities are presented on a gross basis within investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Inventory. Inventory consists primarily of materials and supplies and natural gas held in storage for transmission, processing and sales commitments, and coal held for electric generation. Inventory is recorded primarily using the average cost method. The decrease in inventory at December 31, 2007 as compared to December 31, 2006 is primarily attributable to the spin-off of the natural gas businesses discussed above.

Components of Inventory

	December 31,
	2007	2006
	(in millions)
Materials and supplies	$555	$586
Natural gas	69	372
Coal held for electric generation	388	383
Petroleum products	—	17

Total inventory	$1,012	$1,358

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy uses a number of different derivative and non-derivative instruments in connection with its commodity price, interest rate and foreign currency risk management activities, including swaps, futures, forwards, options and swaptions. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

amended (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to net investment hedges and other investing activities, are a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows related to net investment hedges and derivatives related to other investing activities are a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Duke Energy designates all energy commodity derivatives as either trading or non-trading. Gains and losses for all derivative contracts that do not represent physical delivery contracts are reported on a net basis in the Consolidated Statements of Operations. For each of Duke Energy’s physical delivery contracts that are derivatives, the accounting model and presentation of gains and losses, or revenue and expense in the Consolidated Statements of Operations is shown below.

Classification of Contract	Duke Energy Accounting Model	Presentation of Gains & Losses or Revenue & Expense
Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated Electric, Natural Gas, and Other

Non-trading derivatives:

Cash flow hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item

Fair value hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item

Normal purchase or sale	Accrual(b)	Gross basis upon settlement in the corresponding income statement category based on commodity type

Undesignated	Mark-to-market(a)	Net basis in the related income statement category for interest rate, currency and commodity derivatives

(a)	An accounting term used by Duke Energy to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations. This term is applied to trading and undesignated non-trading derivative contracts. As this term is not explicitly defined within GAAP, Duke Energy’s application of this term could differ from that of other companies.
(b)	An accounting term used by Duke Energy to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided, the associated delivery period occurs or there is hedge ineffectiveness. As discussed further below, this term is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within GAAP, Duke Energy’s application of this term could differ from that of other companies.

Where Duke Energy’s derivative instruments are subject to a master netting agreement and the criteria of the FASB Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts—An Interpretation of Accounting Principles Board (APB) Opinion No. 10 and FASB Statement No. 105” (FIN 39), are met, Duke Energy presents its derivative assets and liabilities, and accompanying receivables and payables, separately on a net basis in the accompanying Consolidated Balance Sheets.

Cash Flow and Fair Value Hedges. Qualifying energy commodity and other derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge). For all contracts accounted for as a hedge, Duke Energy prepares formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and at least every three months thereafter, Duke Energy formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Energy documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income as Accumulated Other Comprehensive Income (Loss) (AOCI) until earnings are affected by the hedged item. Duke Energy discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the Mark-to-Market model of accounting (MTM Model) prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur, at which time associated deferred amounts in AOCI are immediately recognized in earnings.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Normal Purchases and Normal Sales. On a limited basis, Duke Energy applies the normal purchase and normal sales exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for using the MTM Model unless immediately designated as a cash flow or fair value hedge.

As a result of the September 2005 decision to pursue the sale or other disposition of substantially all of former Duke Energy North America’s (DENA) remaining physical and commercial assets outside the Midwestern United States, Duke Energy discontinued hedge accounting for forward natural gas and power contracts accounted for as cash flow hedges related to the former DENA operations and disqualified other forward power contracts previously designated under the normal purchases normal sales exception effective September 2005. As discussed further in Note 13, the impacts of the discontinuance of hedge accounting are included in (Loss) Income from Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

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

Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the determined fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

Duke Energy primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory stability and ability to renew contracts as well as other factors into its revenue and expense forecasts. See Note 10 for further information.

Other Long-term Investments. Other long-term investments, primarily marketable securities held in the Nuclear Decommissioning Trust Funds (NDTF) and the captive insurance investment portfolio, are classified as available-for-sale securities as management does not have the intent or ability to hold the securities to maturity, nor are they bought and held principally for selling them in the near term. The securities are reported at fair value on Duke Energy’s Consolidated Balance Sheets. Realized and unrealized gains and losses, net of tax, on the NDTF holdings are reflected in regulatory assets or liabilities on Duke Energy’s Consolidated Balance Sheets as Duke Energy expects to recover all costs for decommissioning its nuclear generation assets through regulated rates. Unrealized holding gains and losses, net of tax, on all other available-for-sale securities are reflected in AOCI in Duke Energy’s Consolidated Balance Sheets until they are realized, at which time they are reclassified to earnings. Cash flows from purchases and sales of long-term investments (including the NDTF) are presented on a gross basis within investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the straight-line method. The

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

composite weighted-average depreciation rates, excluding nuclear fuel, were 3.19% for 2007, 3.51% for 2006, and 3.34% for 2005. Also, see “Deferred Returns and Allowance for Funds Used During Construction (AFUDC),” discussed below.

When Duke Energy retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Duke Energy recognizes asset retirement obligations (ARO’s) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional ARO’s. The term conditional asset retirement obligation as used in SFAS No. 143 and FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 7 for further information.

Investments in Residential, Commercial, and Multi-Family Real Estate. Prior to the deconsolidation of Crescent in September 2006, investments in residential, commercial and multi-family real estate were carried at cost, net of any related depreciation. However, any properties meeting the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), to be presented as Assets Held for Sale, were carried at lower of cost or fair value less costs to sell in the Consolidated Balance Sheets. Proceeds from sales of residential properties prior to September 2006 are presented within Operating Revenues and the costs of properties sold prior to the date of deconsolidation are included in Operation, Maintenance and Other in the Consolidated Statements of Operations. Cash flows related to the acquisition, development and disposal of residential properties prior to the date of deconsolidation are included in Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. Gains and losses on sales of commercial and multi-family properties as well as “legacy” land sales prior to the date of deconsolidation are presented as such in the Consolidated Statements of Operations, and cash flows related to these activities are included in Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations. Duke Energy evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset may generally require management to re-assess the cash flows related to the long-lived assets.

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

Duke Energy uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether compo-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

nents of Duke Energy that are being disposed of, are classified as held for sale or have been wound down are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy must not have significant continuing involvement in the operations after the disposal (i.e. Duke Energy must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy’s ongoing operations (i.e. Duke Energy does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as (Losses) Gains on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets are recorded as Impairments and Other Charges in the Consolidated Statements of Operations. See Note 13 for discussion of discontinued operations.

Captive Insurance Reserves. Duke Energy has captive insurance subsidiaries which provide insurance coverage, on an indemnity basis, to Duke Energy entities as well as certain third parties, on a limited basis, for various business risks and losses, such as workers compensation, property, business interruption and general liability. Liabilities include provisions for estimated losses incurred but not yet reported (IBNR), as well as provisions for known claims which have been estimated on a claims-incurred basis. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from historical experience.

Duke Energy’s captive insurance entities also have reinsurance coverage, which provides reimbursement to Duke Energy for certain losses above a per incident and/or aggregate retention. Duke Energy recognizes a reinsurance receivable for recovery of incurred losses under its captive’s reinsurance coverage once realization of the receivable is deemed probable by its captive insurance companies.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded in continuing operations as interest expense in the Consolidated Statements of Operations. The amortization expense is reflected as Depreciation and amortization within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies. Duke Energy is involved in certain legal and environmental matters that arise in the normal course of business. Loss contingencies are accounted for under SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. See Note 17 for further information.

Environmental Expenditures. Duke Energy expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

Severance and Special Termination Benefits. Duke Energy has an ongoing severance plan that is accounted for primarily under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (SFAS No. 112). In general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits under this ongoing severance plan. Under SFAS No. 112, Duke Energy records a liability for severance once a plan is committed to by management, or sooner if severances are probable and the related severance benefits can be reasonably estimated. Duke Energy accounts for involuntary severance benefits that are incremental to its ongoing severance plan benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). Under SFAS No. 146, Duke Energy measures the obligation when all the criteria of SFAS No. 146 are met and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the service period. From time to time, Duke Energy offers special termination benefits under

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

voluntary severance programs. These voluntary severance programs may or may not include severance payments accounted for under the ongoing severance plan. Special termination benefits are accounted for under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88). Under SFAS No. 88, special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the special termination benefits being offered. See Note 12 for further information on Duke Energy’s severance programs.

Cost-Based Regulation. Duke Energy accounts for certain of its regulated operations under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy may have to reduce its asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities. For further information see Note 4.

Guarantees. Duke Energy accounts for guarantees and related contracts, for which it is the guarantor, under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). In accordance with FIN 45, upon issuance or modification of a guarantee on or after January 1, 2003, Duke Energy recognizes a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee, if any. Fair value is estimated using a probability-weighted approach. Duke Energy reduces the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts outside the scope of FIN 45 is accounted for and recognized in accordance with SFAS No. 5.

Duke Energy has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Energy’s potential exposure under these indemnification agreements can range from a specified to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. See Note 18 for further information.

Stock-Based Compensation. Effective January 1, 2006, Duke Energy adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards, including stock options, exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Share-based awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted. See Note 20 for further information.

Duke Energy elected to adopt the modified prospective application method as provided by SFAS No. 123(R), and accordingly, financial statement amounts for periods prior to January 1, 2006 in this Form 10-K have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

Prior to 2006, Duke Energy applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25)” and provided the

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Since the exercise price for all stock options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at December 31, 2007 and 2006, were approximately $380 million and $330 million, respectively. The amount at December 31, 2006 excludes unbilled revenues related to the natural gas businesses transferred in January 2007, as discussed above.

Prior to the deconsolidation of Crescent in September 2006, profit from the sale of residential developed lots was recognized at closing under the full accrual method using estimates of average gross profit per lot within a project or phase of a project based on total estimated project costs. Land and land development costs were allocated to land sold based on relative sales values. Crescent recognized revenues from commercial and multi-family project sales at closing, or later using a deferral method when the criteria for sale accounting had not been met. Profit was recognized based on the difference between the sales price and the carrying cost of the project. Revenue was recognized under the completed contract method for condominium units that Crescent developed and sold in Florida.

Nuclear Fuel. Amortization of nuclear fuel purchases is included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. The amortization is recorded using the units-of-production method.

Deferred Returns and Allowance for Funds Used During Construction (AFUDC). Deferred returns, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with funding certain regulatory assets or liabilities of U.S. Franchised Electric and Gas. The amount of deferred return expense included in Other Income and Expenses, net was $15 million in 2007, $14 million in 2006, and $13 million in 2005.

AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Duke Energy is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $109 million in 2007, which consisted of an after-tax equity component of $69 million and a before-tax interest expense component of $40 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $75 million in 2006, which consisted of an after-tax equity component of $46 million and a before-tax interest expense component of $29 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $31 million in 2005, which consisted of an after-tax equity component of $22 million and a before-tax interest expense component of $9 million. The preceding amounts exclude AFUDC of approximately $22 million and $17 million for the years ended December 31, 2006 and 2005, respectively, which is included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Accounting For Sales of Stock by a Subsidiary. Duke Energy accounts for sales of stock by a subsidiary under Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock of a Subsidiary” (SAB No. 51). Under SAB No. 51, companies may elect, via an accounting policy decision, to record a gain or loss on the sale of stock of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the shares or to record such gain or loss as an adjustment to paid-in capital. Duke Energy has elected to treat such differences as gains or losses in earnings, which would be reflected in Gain on Sale of Subsidiary Stock in the Consolidated Statements of Operations. During the year ended December 31, 2006, Duke Energy recognized a gain of approximately $15 million related to the sale of securities of the Duke Energy Income Fund (Income Fund), which is reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. See Note 13 for further information.

Accounting For Purchases and Sales of Emission Allowances. Duke Energy recognizes emission allowances in earnings as they are consumed or sold. Gains or losses on sales of emission allowances for non-regulated businesses are presented on a net basis in (Losses) Gains on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. For regulated businesses that provide for direct recovery of emission allowances, any gains or losses on sales of recoverable emission allowances are

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. For regulated businesses that do not provide for direct recovery of emission allowances through a cost tracking mechanism, gains and losses on sales of emission allowances are included in (Losses) Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

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

Management evaluates and records uncertain tax positions in accordance with FIN 48, “Accounting For Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” (FIN 48), which was adopted by Duke Energy on January 1, 2007. Duke Energy records unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. In accordance with FIN 48, Duke Energy records the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 6 for further information.

Duke Energy records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for years ended December 31, 2007, 2006, and 2005 were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in millions)
Excise Taxes	$277	$221	$121

Segment Reporting. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy’s reportable business segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, is presented in Note 3.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Foreign Currency Translation. The local currencies of Duke Energy’s foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operation, in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign operations, except for those whose functional currency is the U.S. Dollar, are translated into U.S. Dollars at the exchange rates at period end. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of AOCI. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Gains and losses arising from transactions denominated in currencies other than the functional currency, which were immaterial for all periods presented, are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses where Duke Energy expects earnings of a foreign operation to be permanently reinvested. Gains and losses relating to derivatives designated as hedges of the foreign currency exposure of a net investment in foreign operations are reported in foreign currency translation as a separate component of AOCI.

Statements of Consolidated Cash Flows. Duke Energy has made certain classification elections within its Consolidated Statements of Cash Flows related to discontinued operations, cash received from insurance proceeds, debt restricted for qualified capital and maintenance expenditures and cash overdrafts. Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows within the Consolidated Statements of Cash Flows. Cash received from insurance proceeds are classified depending on the activity that resulted in the insurance proceeds (for example, general liability insurance proceeds are included as a component of operating activities while insurance proceeds from damaged property are included as a component of investing activities). Proceeds from debt issued with restrictions to fund future capital and maintenance expenditures are presented on a gross basis, with the debt proceeds classified as a financing cash inflow and the changes in the restricted funds held in trust presented as a component of investing activities. With respect to cash overdrafts, book overdrafts are included within operating cash flows while bank overdrafts are included within financing cash flows.

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

Cumulative Effect of Changes in Accounting Principles. As of December 31, 2005, Duke Energy adopted the provisions of FIN 47. In accordance with the transition guidance of this standard, Duke Energy recorded a net-of-tax cumulative effect adjustment of approximately $4 million. The cumulative effect adjustment had an immaterial impact on earnings-per-share (EPS).

New Accounting Standards. The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. See Note 21.

FIN No. 48. In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy adopted FIN 48 effective January 1, 2007. See Note 6 for additional information.

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

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable GAAP. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy as of January 1, 2007. As discussed in Note 20, effective with the spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Energy is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Energy implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Energy to record compensation expense for all unvested awards beginning January 1, 2006.

Duke Energy currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred. Effective January 1, 2006, Duke Energy is required to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Share-based awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted.

The adoption of SFAS No. 123(R) did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Energy in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. See Note 20.

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

The following new accounting standard was adopted by Duke Energy during the year ended December 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FIN No. 47. In March 2005, the FASB issued FIN No. 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN No. 47 were effective for Duke Energy as of December 31, 2005, and resulted in an increase in assets of $31 million, an increase in liabilities of $35 million and a net-of-tax cumulative effect adjustment to earnings of approximately $4 million.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The application of SFAS No. 157 may change Duke Energy’s current practice for measuring fair values under other accounting pronouncements that require fair value measurements. For Duke Energy, SFAS No. 157 is effective as of January 1, 2008. In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Duke Energy does not expect to report any material cumulative-effect adjustment to beginning retained earnings as is required by SFAS No. 157 for certain limited matters. Duke Energy continues to monitor additional proposed interpretative guidance regarding the application of SFAS No. 157. To date, no matters have been identified regarding implementation of SFAS No. 157 that would have any material impact on Duke Energy’s consolidated results of operations or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Duke Energy, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Duke Energy does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy may elect to measure certain financial instruments at fair value in accordance with this standard.

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). In June 2007, the EITF reached a consensus that would require realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. In addition, EITF 06-11 would require that dividends on equity-classified share-based payment awards be reallocated between retained earnings (for awards expected to vest) and compensation cost (for awards not expected to vest) each reporting period to reflect current forfeiture estimates. For Duke Energy, EITF 06-11 must be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008, as well as interim periods within those fiscal years. Early application would be permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Duke Energy is currently evaluating the impact of applying EITF 06-11, and cannot currently estimate the impact of EITF 06-11 on its consolidated results of operations, cash flows or financial position.

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R).

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS No. 160). In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For Duke Energy, SFAS No. 160 is effective as of January 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. Duke Energy is currently evaluating the impact of adopting SFAS No. 160.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Cinergy Merger. On April 3, 2006, the merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information). For accounting purposes, the effective date of the merger was April 1, 2006. The merger combined the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the midwestern United States. The merger was accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of April 3, 2006 and the results of Cinergy’s operations are included in the Duke Energy consolidated financial statements beginning as of the effective date of the merger.

Based on the market price of Duke Energy common stock during the period including the two trading days before through the two trading days after May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction was valued at approximately $9.1 billion and resulted in goodwill of approximately $4.5 billion, none of which is deductible for tax purposes. Approximately $135 million of the goodwill was allocated to Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc. (collectively CMT), which was sold in October 2006 (see Note 13).

The following unaudited consolidated pro forma financial results are presented as if the Cinergy merger had occurred at the beginning of each of the periods presented:

Unaudited Consolidated Pro Forma Results

	Year Ended December 31,
	2006	2005
	(in millions, except per share amounts)
Operating revenues	$12,093	$11,755
Income from continuing operations	1,080	1,197
Net income	1,854	2,230
Earnings available for common stockholders	1,854	2,218
Earnings per share (from continuing operations)
Basic	$0.86	$0.96
Diluted	$0.85	$0.93
Earnings per share
Basic	$1.48	$1.78
Diluted	$1.46	$1.73

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

Other Acquisitions. In May 2007, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy. The purchase includes more than 1,000 megawatts of wind assets in various stages of development in the Western and Southwestern U.S. and supports Duke Energy’s strategy to increase its investment in renewable energy. A significant portion of the purchase price was for intangible assets (see Note 10). Three of the development projects, totaling approximately 240 megawatts, are located in Texas and Wyoming and are anticipated to be in commercial operation in late 2008 or 2009. Duke Energy anticipates capital expenditures of approximately $430 million through 2009 to complete the first three projects.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). In December 2007, International Energy closed on a transaction to acquire an additional 10% interest in Aguaytia for approximately $16 million, which consisted of approximately $8 million of cash and a short-term note payable of approximately $8 million. The acquisitions during 2006 increased International Energy’s ownership in Aguaytia to 66% and resulted in Duke Energy accounting for Aguaytia as a consolidated entity. Prior to the acquisition of the additional interest in 2006, Aguaytia was accounted for as an equity method investment. The December 2007 acquisition of an additional interest in Aguaytia increased Duke Energy’s ownership interest to 76% at December 31, 2007. The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas and natural gas liquids (NGL) and the generation, transmission and sale of electricity from a 177 megawatt power plant. No goodwill was recorded in connection with these transactions.

In the fourth quarter of 2006, Duke Energy acquired an 825 megawatt power plant located in Rockingham County, North Carolina, from Dynegy for approximately $195 million. The Rockingham plant is a peaking power plant used during times of high electricity demand, generally in the winter and summer months and consists of five 165 megawatt combustion turbine units capable of using either natural gas or oil to operate. The acquisition is consistent with Duke Energy’s plan to meet customers’ electric needs for the foreseeable future. The transaction required approvals by the North Carolina Utilities Commission (NCUC), the Federal Energy Regulatory Commission (FERC) and the U.S. Federal Trade Commission (FTC). No goodwill was recorded as a result of this acquisition.

The pro forma results of operations for Duke Energy as if those acquisitions (other than the Cinergy merger) which closed prior to December 31, 2006 occurred as of the beginning of the periods presented do not materially differ from reported results.

See Note 13 for acquisitions related to discontinued operations.

Dispositions. On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses. See Note 1 and Note 13 for additional information.

In December 2006, Duke Energy Indiana, Inc. (Duke Energy Indiana) agreed to sell one unit of its Wabash River Power Station (Unit 1) to the Wabash Valley Power Association (WVPA). The sale was approved by the Indiana Utility Regulatory Commission (IURC), the FERC, the FTC and the Department of Justice during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Unit 1 at the time of sale. Since, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Unit 1 are reflected as Assets Held for Sale within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received is included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Since the sales price was equal to the net book value of Unit 1 at the transaction date, no gain or loss was recognized on the sale.

In February 2008, Duke Energy entered into an agreement to sell its 480 megawatt natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority for approximately $55 million. This transaction, which is subject to FERC and other regulatory approvals, is expected to close in the second quarter of 2008. Duke Energy anticipates to recognize an approximate $20 million gain at the time of sale.

For the year ended December 31, 2007, the sale of other assets resulted in approximately $32 million in proceeds and net pre-tax losses of $5 million recorded in (Losses) Gains on Sales of Other Assets and Other, net.

For the year ended December 31, 2006, the sale of other assets and businesses resulted in approximately $2 billion in proceeds and net pre-tax gains of $223 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These sales exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 13, and sales by Crescent prior to deconsolidation, which are discussed separately below. Significant sales of other assets during 2006 are detailed as follows:

•

On September 7, 2006, an indirect wholly owned subsidiary of Duke Energy closed an agreement to create a joint venture of Crescent (the Crescent JV) with Morgan Stanley Real Estate Fund V U.S., L.P. (MSREF) and other affiliated funds controlled by Morgan Stanley (collectively the “MS Members”). Under the agreement, the Duke Energy subsidiary contributed all of the membership interests in Crescent to a newly-formed joint venture, which was ascribed an enterprise value of approximately $2.1 billion as of December 31, 2005. In conjunction with the formation of the Crescent JV, the joint venture, Crescent and Crescent’s subsidiaries entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.21 billion, net of trans-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

action costs, of which approximately $1.19 billion was immediately distributed to Duke Energy. Immediately following the debt transaction, the MS Members collectively acquired a 49% membership interest in the Crescent JV from Duke Energy for a purchase price of approximately $415 million. A 2% interest in the Crescent JV was also issued by the joint venture to the President and Chief Executive Officer of Crescent which is subject to forfeiture if the executive voluntarily leaves the employment of the Crescent JV within a three year period. Additionally, this 2% interest can be put back to the Crescent JV after three years or possibly earlier upon the occurrence of certain events at an amount equal to 2% of the fair value of the Crescent JV’s equity as of the put date. Therefore, the Crescent JV will accrue the obligation related to the put as a liability over the three year forfeiture period. Accordingly, Duke Energy has an effective 50% ownership in the equity of Crescent JV for financial reporting purposes. In conjunction with this transaction, Duke Energy recognized a pre-tax gain on the sale of approximately $246 million, which has been classified as a component of (Losses) Gains on Sales of Other Assets and Other, net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. As a result of the Crescent transaction, Duke Energy no longer controls the Crescent JV and on September 7, 2006 deconsolidated its investment in Crescent and subsequently has accounted for its investment in the Crescent JV utilizing the equity method of accounting. The proceeds from the sale were recorded on the Consolidated Statements of Cash Flows as follows: approximately $1.2 billion in long-term debt proceeds, net of issuance costs, were classified as Proceeds from the issuance of long-term debt within Financing Activities, and approximately $380 million, which represents cash received from the MS Members net of cash held by Crescent as of the transaction date, were classified as Net proceeds from the sales of and distributions from equity investments and other assets, and sales of and collections on notes receivable within Investing Activities.

•

Commercial Power’s sale of emission allowances resulted in proceeds of $136 million and pre-tax losses on sales of approximately $29 million (see Note 10), which was recorded in (Losses) Gains on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations.

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

For the year ended December 31, 2005, the sale of other assets resulted in approximately $10 million in proceeds, pre-tax losses of $55 million recorded in (Losses) Gains on Sales of Other Assets and Other, net, on the accompanying Consolidated Statements of Operations. These sales exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 13, and commercial and multi-family real estate sales by Crescent which are discussed separately below. These losses primarily relate to Commercial Power’s $75 million charge related to the termination of structured power contracts in the Southeast, which was recorded in (Losses) Gains on Sales of Other Assets and Other, net on the accompanying Consolidated Statements of Operations.

For the year ended December 31, 2005, Crescent’s commercial and multi-family real estate sales resulted in $372 million of proceeds and $191 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales included a large land sale in Lancaster County, South Carolina that resulted in $42 million of pre-tax gains, and several other “legacy” land sales. Additionally, Crescent had $45 million in pre-tax income related to a distribution from an interest in a portfolio of commercial office buildings which was recognized in Other Income and Expenses, net, in the accompanying Consolidated Statements of Operations (see Note 23).

3. Business Segments

Duke Energy operates the following business segments, which are all considered reportable business segments under SFAS No. 131: U.S. Franchised Electric and Gas, Commercial Power, International Energy and Crescent. There is no aggregation of operating segments within Duke Energy’s reportable business segments. Prior to Duke Energy’s sale of an effective 50% ownership interest in Crescent in September 2006 (see below), this segment represented Duke Energy’s 100% ownership of Crescent. Duke Energy’s management believes these reportable business segments properly align the various operations of Duke Energy with how the chief operating decision maker views the business. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these reportable business segments in deciding how to allocate resources and evaluate performance. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, which primarily consisted of Duke Energy’s

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

former Natural Gas Transmission business segment and Duke Energy’s former Field Services business segment, which represented Duke Energy’s 50% ownership interest in DCP Midstream. Accordingly, results of operations for these former business segments are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for all periods presented.

U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, southwestern Ohio, central, north central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana and Duke Energy Kentucky, Inc. (Duke Energy Kentucky). These electric and gas operations are subject to the rules and regulations of the FERC, the NCUC, the Public Service Commission of South Carolina (PSCSC), the Public Utilities Commission of Ohio (PUCO), the IURC and the Kentucky Public Service Commission (KPSC).

Commercial Power owns, operates and manages non-regulated power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio and the five Midwestern gas-fired non-regulated generation assets that were a portion of former DENA. Commercial Power’s assets comprise approximately 8,020 megawatts (MW) of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the Rate Stabilization Plan (RSP). Commercial Power also develops and implements customized energy solutions. Commercial Power, through Duke Energy Generation Services, Inc. and its affiliates (DEGS), develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages more than 6,600 megawatts of power generation at 23 facilities through the U.S. Additionally, DEGS has 240 megawatts of wind energy under construction and more than 1,500 megawatts of wind energy projects in development.

International Energy operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its activities target power generation in Latin America. Additionally, International Energy owns equity investments in National Methanol Company (NMC), located in Saudi Arabia, which is a leading regional producer of methanol and methyl tertiary butyl ether (MTBE), and Attiki Gas Supply S.A. (Attiki), which is a natural gas distributor located in Athens, Greece.

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

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, and DukeNet Communications, LLC (DukeNet) and related telecommunications. Additionally, Other includes the remaining portion of the former DENA businesses that were not exited or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which management is currently in the process of winding down. Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures (such as the Cinergy merger and spin-off of Spectra) and costs associated with certain corporate severance programs. Bison’s principal activities as a captive insurance entity include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. On a limited basis, Bison also participates in reinsurance activities with certain third parties. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations.

Duke Energy’s reportable business segments offer different products and services and are managed separately. Accounting policies for Duke Energy’s segments are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable business segments are accounted for on the same basis as revenues and expenses in the accompanying Consolidated Financial Statements.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(b)
	(in millions)
Year Ended December 31, 2007
U.S. Franchised Electric and Gas	$9,715	$25	$9,740	$2,305	$1,437	$2,613	$35,950
Commercial Power(e)	1,870	11	1,881	278	169	442	6,844
International Energy	1,060	—	1,060	388	79	74	3,707
Crescent(f)	—	—	—	38	—	—	206
Total reportable segments	12,645	36	12,681	3,009	1,685	3,129	46,707
Other(e)	75	92	167	(298)	61	153	2,970
Eliminations and reclassifications	—	(128)	(128)	—	—	—	27
Interest expense	—	—	—	(685)	—	—	—
Interest income and other(d)	—	—	—	208	—	—	—
Total consolidated	$12,720	$—	$12,720	$2,234	$1,746	$3,282	$49,704

Year Ended December 31, 2006
U.S. Franchised Electric and Gas	$8,077	$21	$8,098	$1,811	$1,280	$2,381	$34,346
Natural Gas Transmission(g)	—	—	—	—	—	790	19,002
Field Services(g)	—	—	—	—	—	—	1,233
Commercial Power(e)	1,325	6	1,331	47	140	209	6,826
International Energy	943	—	943	163	73	58	3,332
Crescent(c)(f)	221	—	221	532	1	507	180
Total reportable segments	10,566	27	10,593	2,553	1,494	3,945	64,919
Other(e)	41	99	140	(537)	51	131	3,810
Eliminations and reclassifications	—	(126)	(126)	—	—	—	(29)
Interest expense	—	—	—	(632)	—	—	—
Interest income and other(d)	—	—	—	146	—	—	—
Total consolidated	$10,607	$—	$10,607	$1,530	$1,545	$4,076	$68,700

Year Ended December 31, 2005
U.S. Franchised Electric and Gas	$5,413	$19	$5,432	$1,495	$962	$1,350	$18,739
Natural Gas Transmission(g)	—	—	—	—	—	930	18,823
Field Services(g)	—	—	—	—	—	86	1,377
Commercial Power(e)	102	46	148	(118)	60	2	1,619
International Energy	727	—	727	309	60	23	2,962
Crescent(c)(f)	495	—	495	314	1	599	1,507
Total reportable segments	6,737	65	6,802	2,000	1,083	2,990	45,027
Other(e)	169	40	209	(347)	40	29	9,402
Eliminations and reclassifications	—	(105)	(105)	—	—	—	294
Interest expense	—	—	—	(381)	—	—	—
Interest income and other(d)	—	—	—	(4)	—	—	—
Total consolidated	$6,906	$—	$6,906	$1,268	$1,123	$3,019	$54,723

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

(a)	Segment results exclude results of entities classified as discontinued operations
(b)	Includes assets held for sale and assets of entities in discontinued operations
(c)	Capital expenditures for residential real estate are included in operating cash flows and were $322 million for the period from January 1, 2006 through the date of deconsolidation (September 7, 2006) and $355 million in 2005.
(d)	Interest income and other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(e)	Amounts associated with former DENA operations are included in Other for all periods presented, except for the Midwestern generation and Southeast operations, which are reflected in Commercial Power.
(f)	In September 2006, Duke Energy completed a joint venture transaction of Crescent (see Note 2). As a result, Crescent segment data includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006.
(g)	Both the former Natural Gas Transmission business segment and former Field Services business segment were included in the spin-off of Spectra Energy on January 2, 2007.

Geographic Data

	U.S.	Canada	Latin America	Other Foreign	Consolidated
	(in millions)
2007
Consolidated revenues	$11,633	$—	$1,060	$27	$12,720
Consolidated long-lived assets	38,463	—	2,626	319	41,408
2006
Consolidated revenues	$9,623	$—	$943	$41	$10,607
Consolidated long-lived assets	43,468	10,541	2,474	245	56,728
2005
Consolidated revenues	$6,126	$14	$722	$44	$6,906
Consolidated long-lived assets	29,658	10,544	2,241	228	42,671

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

4. Regulatory Matters

Regulatory Assets and Liabilities. Duke Energy’s regulated operations are subject to SFAS No. 71. Accordingly, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information. Amounts at December 31, 2006 include regulatory assets and regulatory liabilities of $959 million and $569 million, respectively, related to the natural gas businesses that were spun off to shareholders on January 2, 2007.

Duke Energy’s Regulatory Assets and Liabilities:

	As of December 31,
	2007	2006	Recovery/Refund Period Ends
	(in millions)
Regulatory Assets(a)
Net regulatory asset related to income taxes(b)(d)	$552	$1,361	(k	)
Accrued pension and post retirement(c)(p)	539	975	(n	)
ARO costs(c)	489	463	2043
Regulatory Transition Charges (RTC)(c)	239	331	2011
Gasification services agreement buyout costs(c)	194	207	2018
Deferred debt expense(d)	175	192	2039
Vacation accrual(f)	128	121	2008
Post-in-service carrying costs and deferred operating expense(c)	100	92	2066
Under-recovery of fuel costs(f)	97	61	2009
Regional Transmission Organization (RTO)(o)	22	41	(o	)
Hedge costs and other deferrals(c)	5	48	2008
Other(c)	105	180	(n	)

Total Regulatory Assets	$2,645	$4,072

Regulatory Liabilities(a)
Removal costs(d)(h)	$2,173	$2,345	(m	)
Nuclear property and liability reserves(d)(h)	179	173	2043
Demand-side management costs(e)(h)	99	78	(l	)
Purchased capacity costs(e)(i)	90	107	(j	)
Accrued pension and post retirement(h)	27	—	(n	)
Deferred emission allowance revenue(g)	5	41	(n	)
Gas purchase costs(g)	4	173	2008
Over-recovery of fuel costs(g)	1	20	2008
Other(h)	96	121	(n	)

Total Regulatory Liabilities	$2,674	$3,058

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	All December 31, 2007 balances relate to U.S. Franchised Electric and Gas. At December 31, 2006, approximately $513 million related to U.S. Franchised Electric and Gas and approximately $848 million related to Duke Energy’s former Natural Gas Transmission business, which was spun off as part of Spectra Energy on January 2, 2007.
(c)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(d)	Included in rate base.
(e)	Earns a negative return.
(f)	Included in Other Current Assets on the Consolidated Balance Sheets.
(g)	Included in Accounts Payable on the Consolidated Balance Sheets.
(h)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(i)	Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(j)	Refund period will be determined by the volume of sales as U.S. Franchised Electric and Gas is currently refunding the liability through retail sales.
(k)	Recovery/refund is over the life of the associated asset or liability.
(l)	Incurred costs were deferred and are being recovered in rates. U.S. Franchised Electric and Gas is currently over-recovered for these costs in the South Carolina jurisdiction. Refund period is dependent on volume of sales and cost incurrence.
(m)	Liability is extinguished over the lives of the associated assets.
(n)	Recovery/Refund period currently unknown.
(o)	North Carolina portion of approximately $13 million to be recovered in rates through 2012. See “Duke Energy Carolinas Rate Case” discussion below. South Carolina portion to be recovered through future rates, although ultimate recovery period is currently unknown.
(p)	The 2006 amount includes $595 million related to adoption of SFAS No. 158 (see Note 21) and $380 million related to impacts of purchase accounting as a result of the merger with Cinergy (see Note 2).

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO, the KPSC, the PSCSC and the NCUC required that certain merger related savings be shared with consumers in Ohio, Kentucky, South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., Cinergy, Duke Energy Ohio, Duke Energy Kentucky and/or Duke Energy Carolinas to meet additional conditions. While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke Energy Ohio completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million and $34 million of these rate reductions were passed through to customers during the years ended December 31, 2007 and 2006, respectively.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $2 million of the rate reduction was passed through to customers during each of the years ended December 31, 2007 and 2006, respectively.

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $16 million and $23 million of the rate reduction was passed through to customers during the years ended December 31, 2007 and 2006, respectively.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $63 million and $54 million of the rate reduction was passed through to customers during the years ended December 31, 2007 and 2006, respectively.

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

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the NCUC’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $13 million and $27 million of the rate reduction was passed through to customers during the years ended December 31, 2007 and 2006, respectively.

•	The FERC approved the merger without conditions.

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. The matter was stayed pending the result of ongoing settlement negotiations between Duke Energy and the DOE. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated State-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

ments of Operations as Fuel Used in Electric Generation and Purchased Power. On March 5, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provides for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million during the year ended December 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

U.S. Franchised Electric and Gas. Rate Related Information. The NCUC, PSCSC, IURC and KPSC approve rates for retail electric and gas services within their states. The PUCO approves rates for retail gas and electric service within Ohio, except that non-regulated sellers of gas and electric generation also are allowed to operate in Ohio (see “Commercial Power” below). The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $1,050 million from inception, with approximately $187 million, $225 million and $311 million recorded during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, cumulative expenditures totaled approximately $1,246 million, with $418 million, $403 million and $310 million incurred during the years ended December 31, 2007, 2006 and 2005, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $2.0 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), and the Clean Air Mercury Rule (CAMR) could result in additional costs to reduce emissions from Duke Energy’s coal-fired power plants.

Duke Energy Carolinas Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), a settlement agreement among Duke Energy Carolinas, the NCUC Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which includes Duke Energy Carolinas and all intervening parties to the rate case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a Regional Transmission Organization (RTO) planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

The Partial Settlement reflected an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05% - 7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion as of December 31,

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement was designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the settlement, Duke Energy Carolinas agreed to alter the then existing BPM profit sharing arrangement that currently included a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. Under the Partial Settlement, Duke Energy Carolinas will share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the non-settled issues, the Order required that Duke Energy Carolinas’ test period operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the Gridsouth costs in 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider. This order reaffirmed the prior tentative conclusion that the provisions of the Merger Order will not produce a fair sharing of the benefits of estimated merger savings between ratepayers and shareholders and that, for that reason, Duke Energy should be authorized to implement a 12-month increment rider to collect $80 million.

On December 12, 2007, the PSCSC directed the South Carolina Office of Regulatory Staff (ORS) to provide a written report concerning the NCUC’s resolution of Duke Energy Carolinas’ rate application and its relevance to Duke Energy Carolinas’ rates in South Carolina. On January 31, 2008, the ORS filed its report with the PSCSC, which concluded that the outcome of the North Carolina rate case had no bearing on Duke Energy Carolinas rates in South Carolina. The PSCSC has not yet responded to the report filed by the ORS.

The NCUC has requested that the Public Staff perform a review of Duke Energy Carolinas pension and other post-retirement benefit plan costs, as well as Duke Energy’s funding of the plans. At this time, Duke Energy Carolinas does not anticipate that the outcome of this review will have a material impact on its financial position, results of operations or cash flows.

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

In October 2007, the PUCO issued its ruling affirming the MBSSO, with certain modifications, and maintained the current price. The ruling provides for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also rescinded the requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and required Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s nonresidential regulatory transition charge (RTC) will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to whether certain pricing components may be avoided by customers, the right to transfer generating assets, and the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the Commission modified and clarified the applicability

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at the end of 2008 and that the nonresidential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of a decision by the PUCO regarding Duke Energy Ohio’s RSP. The appeal relates to the PUCO’s order in October 2007 addressing certain issues remanded from the Ohio Supreme Court after review of an earlier PUCO decision on the RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio has asked the Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive suppler. The OCC also has filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. Pending the Ohio Supreme Court’s consideration of its appeal, the OCC has requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge approved in the October 2007 order to be collected from customers. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision or whether the PUCO will grant the OCC’s request for a stay. However, Duke Energy Ohio does not anticipate the resolution of this matter will have a material impact on its results of operations, cash flows or financial position.

In August 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO through 2010. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. On November 30, 2007, due to new legislation pending in the Ohio General Assembly regarding the pricing of competitive retail generation services, Duke Energy Ohio voluntarily withdrew its application to amend its MBSSO. Upon approval of the new legislation, Duke Energy Ohio will likely file a new generation pricing formula.

Duke Energy Ohio’s MBSSO price includes a fuel clause, System Reliability Tracker to recover for reserve capacity, and an Annually Adjusted Component (AAC) to recover changes in environmental, tax and homeland security costs. These price components are audited annually by the PUCO. In April 2007, Duke Energy Ohio entered into a settlement resolving all open issues identified in the 2006 audits and application to amend the 2007 AAC market price with some of the parties. After an evidentiary hearing, the PUCO issued its order approving the partial settlement on November 20, 2007.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requests approval to continue tracker recovery of costs associated with an accelerated gas main replacement program. The PUCO accepted the application for filing in September 2007. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with an accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement calls for an annual revenue increase of approximately $18 million overall, or 3 percent, and permits continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated main replacement program. The settlement is subject to the review and approval of the PUCO.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ South Carolina application is based on the application filed in North Carolina. In advance of the evidentiary hearing held February 5-6, 2008, Duke Energy Carolinas reached a settlement agreement with the South Carolina ORS, Wal-Mart, Piedmont Natural Gas and the South Carolina Energy Users Committee. Certain environmental groups that were also interveners on the proceeding did not join any of the settlements. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allow for recovery of 85% of the avoided generation charges. An evidentiary hearing is expected to be scheduled by the NCUC for North Carolina in 2008.

Implementation of these plans is subject to approval from the NCUC and PSCSC. As a result, Duke Energy is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/ Energy Efficiency Program (DSM Program). The DSM Program consists of ten residential and two commercial programs. Implementation of the programs has begun. The programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs will be recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO.

On October 19, 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Similar to the plans in North Carolina and South Carolina, Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. The IURC is expected to consider the petition in an evidentiary hearing in May 2008.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. An order on the application is expected in the first quarter of 2008.

New Legislation. South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On August 23, 2007, the NCUC initiated a rulemaking proceeding to adopt new rules and modify existing rules, as appropriate, to implement the legislation. That proceeding is pending and final rules are expected in the first quarter 2008. At this time, Duke Energy is not able to estimate the impact these legislative initiatives might have on its consolidated results of operations, cash flows, or financial position.

On September 25, 2007, at the request of the Governor of Ohio, the Ohio Senate introduced a bill (SB 221) that proposes a comprehensive change to Ohio’s 1999 electric energy industry restructuring legislation. If enacted, SB 221 would expand the PUCO’s authority over generation to: implement the state’s revised energy policy; regulate electric distribution utility prices for standard service; and permit the PUCO to implement rules for advanced energy portfolio and energy efficiency standards, greenhouse gas emission reporting requirements, and pilot project carbon sequestration activities in conjunction with other state agencies. Under SB 221, electric distribution utilities have the ability to apply for PUCO approval of one of two generation pricing alternatives –a market option or an Electric Security Plan (ESP) option. The market option is based upon a competitive bidding process. The ESP option would allow for the recovery of specified costs . The PUCO, however, would have authority to disallow the market option and compel the ESP option. SB 221, if enacted, would limit the ability of a utility to transfer its dedicated generating assets to an exempt wholesale generator absent PUCO approval. SB 221 passed the Ohio Senate on October 31, 2007, and is currently pending before the Ohio House of Representatives.

Other. U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it had entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy announced its intent to purchase Southern Company’s 500 MW interest in the proposed William States Lee III Nuclear Station, making the plant’s total output available to Duke Energy Carolinas’ electric customers. On December 13, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors at the Cherokee County, South Carolina site. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 27, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. Also, on December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC has scheduled an evidentiary hearing on Duke Energy Carolinas’ application for April 17, 2008, and the NCUC has scheduled an evidentiary hearing for April 29, 2008.

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. Duke Energy opposed the motions and the NCUC denied the motions for reconsideration in June 2007. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

federal advanced clean coal tax credits. On July 11, 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6. On October 11, 2007, the environmental group N.C. WARN and two individual NC WARN members filed a petition against the DENR contesting the issuance of a wastewater discharge permit to Duke Energy Carolinas for the Cliffside Steam Station. A hearing on the NPDES permit contested case is scheduled for the week of March 3, 2008.

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC has consolidated its consideration of the two CPCN applications and scheduled an evidentiary hearing on the applications for March 11, 2008.

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

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking CPCN’s for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. As with Duke Energy Carolinas’ Cliffside project, Duke Energy Indiana’s estimated costs for the potential IGCC project have increased. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry estimates (as provided by the Electric Power Research Institute (EPRI)), of total capital requirements for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including AFUDC). An evidentiary hearing was held June 18-22, 2007, and a public field hearing was held on August 29, 2007. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana CPCN’s for the proposed IGCC project and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals. That appeal is pending. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy Indiana is currently exploring its options, including assuming 100% of the plant capacity. Absent identification of an alternative joint owner, Duke Energy Indiana would own 100% of the IGCC plant capacity.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Open Access Transmission Tariff. On February 15, 2007, the FERC issued a Final Rule (Order 890) in its Open Access Transmission Tariff rulemaking. On March 19, 2007, Duke Energy Carolinas filed a request for rehearing and clarification with regards to this order. There are fourteen specific areas where clarification and rehearing would greatly assist Transmission Providers understanding and implementation of the new rules. Duke Energy Carolinas has also made several compliance filings with regard to Order 890. On December 28, 2007, the FERC issued Order 890-A, in which it largely reaffirmed the findings of issued Order 890. At this time, Duke Energy Carolinas does not believe that the order will have a material impact on its consolidated results of operations, cash flows, or financial position.

Midwest ISO Resource Adequacy Filing. On December 28, 2007, the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) filed its Electric Tariff Filing Regarding Resource Adequacy in compliance with the FERC’s request of Midwest ISO to file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal includes establishment of a resource adequacy requirement in the form of planning reserve margin. While the proposal has been filed for approval from the FERC, it currently lacks enforcement and financial settlement mechanisms. Given that the proposal has not yet been approved by the FERC, it is difficult to estimate its impact on Duke Energy, but at this time Duke Energy does not believe the resource adequacy requirement will have a material impact on its consolidated results of operations, cash flows, or financial position.

Commercial Power. Reported results for Commercial Power are subject to volatility due to the over- or under-collection of certain costs, including fuel and purchased power, since Commercial Power is not subject to regulatory accounting pursuant to SFAS No. 71. In addition, Commercial Power could be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

5. Joint Ownership of Generating and Transmission Facilities

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation, Piedmont Municipal Power Agency and Saluda River Electric Cooperative, Inc., have joint ownership of Catawba Nuclear Station, which is a facility operated by Duke Energy Carolinas. Duke Energy Ohio, Columbus Southern Power Company, and Dayton Power & Light jointly own electric generating units and related transmission facilities in Ohio. Duke Energy Kentucky and Dayton Power & Light jointly own an electric generating unit. Duke Energy Ohio and WVPA jointly own Vermillion Station. Additionally, Duke Energy Indiana is a joint-owner of Gibson Station Unit No. 5 with WVPA and Indiana Municipal Power Agency (IMPA), as well as a joint-owner with WVPA and IMPA of certain Indiana transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by Duke Energy Indiana.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

As of December 31, 2007, Duke Energy’s shares in jointly-owned plant or facilities were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Duke Energy Carolinas
Production:
Catawba Nuclear Station (Units 1 and 2)(c)	12.5%	$559	$307	$10
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0	592	157	12
W.C. Beckjord Station (Unit 6)(b)	37.5	47	33	4
J.M. Stuart Station(a) (b)	39.0	426	188	265
Conesville Station (Unit 4)(a)(b)	40.0	81	54	85
W.M. Zimmer Station(b)	46.5	1,328	499	5
Killen Station(a) (b)	33.0	207	123	85
Vermillion(b)	75.0	197	41	—
Transmission	Various	88	49	2
Duke Energy Indiana
Production:
Gibson Station (Unit 5)(c)	50.1	289	158	20
Transmission and local facilities	Various	2,909	1,189	—
Duke Energy Kentucky
Production:
East Bend Station(c)	69.0	429	220	1
International Energy
Production:
Brazil – Canoas I & II	47.4	155	18	—

(a)	Station is not operated by Duke Energy Ohio.
(b)	Included in Commercial Power segment
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

Duke Energy’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

6. Income Taxes

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Current income taxes
Federal	$(59)	$651	$59
State	24	60	66
Foreign	64	48	63

Total current income taxes	29	759	188

Deferred income taxes
Federal	627	(304)	188
State	37	(20)	(34)
Foreign	32	27	43

Total deferred income taxes	696	(297)	197

Investment tax credit amortization	(13)	(12)	(10)

Total income tax expense from continuing operations	712	450	375

Total income tax (benefit) expense from discontinued operations	(88)	379	477
Total income tax benefit from cumulative effect of change in accounting principle	—	—	(1)

Total income tax expense included in Consolidated Statements of Operations(a)	$624	$829	$851

(a)	Included in the “Total current income taxes” line above is a FIN 48 benefit relating primarily to certain temporary differences of approximately $245 million.

Income from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Domestic	$1,894	$1,333	$978
Foreign	340	197	290

Total income from continuing operations before income taxes	$2,234	$1,530	$1,268

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Income tax expense (benefit), computed at the statutory rate of 35%	$782	$536	$444
State income tax, net of federal income tax effect	40	26	21
Tax differential on foreign earnings	(23)	6	4
Employee stock ownership plan dividends	(20)	(29)	(22)
Other items, net	(67)	(89)	(72)

Total income tax expense from continuing operations	$712	$450	$375

Effective tax rate	31.9%	29.4%	29.6%

During 2007, Duke Energy had tax benefits related to the manufacturing deduction of approximately $35 million, which is reflected in the above table in Other items, net. The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. During the years ended December 31, 2006 and 2005, the Act provided for a 3% deduction on qualified production activities. During the year ended December 31, 2007, the deduction increased to 6% on qualified production activities.

During 2006, Duke Energy had favorable tax settlements on research and development costs and nuclear decommissioning costs of approximately $30 million, tax benefits related to the impairment of an investment in Bolivia of approximately $25 million and the manufacturing deduction of approximately $13 million. These benefits are reflected in the above table in Other items, net.

During 2005, Duke Energy recorded tax benefits of approximately $12 million related to the manufacturing deduction and $16 million related to a real estate donation. These benefits are reflected in the above table in Other items, net.

Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in Tax differential on foreign earnings and State income tax, net of federal income tax effect in the above table.

Net Deferred Income Tax Liability Components

	December 31,
	2007	2006
	(in millions)
Deferred credits and other liabilities	$1,206	$1,729
Other	—	167

Total deferred income tax assets	1,206	1,896
Valuation allowance	(90)	(92)

Net deferred income tax assets	1,116	1,804

Investments and other assets	(695)	(1,359)
Accelerated depreciation rates	(3,769)	(4,740)
Regulatory assets and deferred debits	(953)	(2,244)
Other	(22)	—

Total deferred income tax liabilities	(5,439)	(8,343)

Net deferred income tax liabilities	$(4,323)	$(6,539)

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Liabilities

	December 31,
	2007	2006
	(in millions)
Current deferred tax assets, included in other current assets	$312	$357
Non-current deferred tax assets, included in other investments and other assets	133	153
Current deferred tax liabilities, included in other current liabilities	(17)	(46)
Non-current deferred tax liabilities	(4,751)	(7,003)

Total net deferred income tax liabilities	$(4,323)	$(6,539)

Deferred income taxes and foreign withholding taxes have not been provided on undistributed earnings of Duke Energy’s foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2007 on which Duke Energy has not provided deferred income taxes and foreign withholding taxes, is approximately $460 million.

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in foreign jurisdictions. As discussed in Note 1, on January 1, 2007, Duke Energy adopted FIN 48. The following table shows the impacts of adoption of FIN 48 on Duke Energy’s Consolidated Balance Sheets.

Increase/ (Decrease)
(in millions)
Assets
Goodwill	$9

Liabilities
Other Liabilities (non-current)(a)	$311
Interest Accrued (current)	(22)
Deferred Income Taxes	(170)
Taxes Payable	(85)

Total	$34

Common Stockholders’ Equity
Retained Earnings—Cumulative Effect of Accounting Change	$(25)

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, including reserves against gain contingencies. These gain contingences were not recorded prior to the adoption of FIN 48.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table details the changes in Duke Energy’s unrecognized tax benefits from January 1, 2007 to December 31, 2007.

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2007	$499
Spin-off to Spectra Energy	$(78)

Unrecognized Tax Benefits—January 2, 2007	$421

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	$36
Gross decreases—tax positions in prior periods	(56)
Gross increases—current period tax positions	1
Settlements	(52)
Lapse of statute of limitations	(2)

Total Changes(a)	$(73)

Unrecognized Tax Benefits—December 31, 2007	$348

(a)	An increase in the liability of $157 million recorded during first quarter 2007, primarily related to the timing of certain deductions taken on tax returns in prior years, was eliminated during the third quarter of 2007.

At December 31, 2007, Duke Energy has approximately $114 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Additionally, at December 31, 2007, Duke Energy has approximately $16 million and $9 million that, if recognized, would affect (Loss) Income From Discontinued Operations, net of tax, and goodwill, respectively.

It is reasonably possible that Duke Energy will reflect an approximate $65 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements. Also, it is reasonably possible that up to approximately $100 million in currently recorded unrecognized tax benefits related to prior open tax years could change within the next twelve months, although Duke Energy is unable to further estimate the amount of potential change at this time. Duke Energy expects in the next twelve months to decide whether or not to contest a ruling by the taxing authority that denied its position.

Duke Energy is assessing certain other tax matters which do not represent tax positions under FIN 48 and which could result in gains in future periods. However, the timing and amounts of any such potential gains are not currently estimable.

During the year ended December 31, 2007, Duke Energy recognized net interest income of approximately $38 million. At December 31, 2007, Duke Energy had approximately $27 million of interest receivable, which reflects all interest related to income taxes, and $2 million accrued for the payment of penalties.

Duke Energy has the following tax years open.

Jurisdiction	Tax Years
Federal	1999 and after (except for Cinergy and its subsidiaries, which are open for years 2000 and after)
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years
International	2000 and after

7. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which was adopted by Duke Energy on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time. Additional depreciation expense is recorded prospectively for any increases to the carrying amount of the associated asset.

Asset retirement obligations at Duke Energy relate primarily to the decommissioning of nuclear power facilities, obligations related to right-of-way agreements, asbestos removal and contractual leases for land use. In accordance with SFAS No. 143, Duke Energy identified certain assets that have an indeterminate life, and thus the fair value of the retirement obligation is not reasonably estimable. These assets included distribution facilities and some gas-fired power plants. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The adoption of SFAS No. 143 had no impact on the income of the regulated electric operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71 as Duke Energy received approval from both the NCUC and PSCSC to defer all cumulative and future income statement impacts related to SFAS No. 143. Similar approval was not granted by the PUCO, IURC and KPSC for Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky, respectively.

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

The pro forma effects of adopting FIN 47, including the impact on the balance sheet, net income and related basic and diluted earnings per share, are not presented due to an immaterial impact.

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

Reconciliation of Asset Retirement Obligation Liability

	Years Ended December 31,
	2007	2006
	(in millions)
Balance as of January 1,	$2,301	$2,058
Spin-off to Spectra Energy(a)	(85)	—
Accretion expense	153	143
Liabilities settled	(20)	(7)
Liabilities added due to regulatory requirements	2
Liabilities incurred due to new acquisitions(b)	—	59
Revisions in estimated cash flows	—	48

Balance as of December 31,	$2,351	$2,301

(a)	As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses.
(b)	Primarily related to Duke Energy’s acquisition of Cinergy in April 2006.

Accretion expense for the years ended December 31, 2007 and 2006 included approximately $153 million and $142 million, respectively, related to Duke Energy’s regulated electric operations which have been deferred as regulatory assets and liabilities in accordance with SFAS No. 71, as discussed above.

Upon adoption of SFAS No. 143, Duke Energy’s regulated electric and regulated natural gas operations classifies removal costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment under SFAS No. 71. Duke Energy does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets (including Duke Energy Ohio’s generation assets). The total amount of removal costs included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $2,173 million and $2,345 million as of December 31, 2007 and 2006, respectively. At December 31, 2006, approximately $391 million of removal costs were related to obligations of the natural gas businesses that were spun off to shareholders on January 2, 2007.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Nuclear Decommissioning Costs. In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2007 and 2006, Duke Energy expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of Available-For-Sale Securities within Cash Flows from Investing Activities. In each of the years ended December 31, 2007 and 2006, $48 million was contributed entirely to the funds reserved for contaminated costs. Contributions were discontinued to the funds reserved for non-contaminated costs since the current estimates indicate existing funds to be sufficient to cover projected future costs. The balance of the external funds was $1,929 million as of December 31, 2007 and $1,775 million as of December 31, 2006. These amounts are reflected as Nuclear Decommissioning Trust Funds within Investments and Other Assets in the Consolidated Balance Sheets. The fair value of assets legally restricted for the purpose of settling asset retirement obligations associated with nuclear decommissioning was $1,551 million as of December 31, 2007 and $1,421 million as of December 31, 2006.

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

The operating licenses for Duke Energy’s nuclear units are subject to extension. In December 2003, Duke Energy was granted renewed operating licenses for Catawba Nuclear Station Units 1 and 2 until 2043 and McGuire Nuclear Station Unit 1 and 2 until 2041 and 2043, respectively. In 2000, Duke Energy was granted a renewed operating license for the Oconee Nuclear Station Units 1 and 2 until 2033 and Unit 3 until 2034.

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

Duke Energy’s Derivative Portfolio Carrying Value as of December 31, 2007

Asset/(Liability)	Maturity in 2008	Maturity in 2009	Maturity in 2010	Maturity in 2011 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$(24)	$(8)	$—	$(2)	$(34)
Undesignated	11	7	7	14	39

Total	$(13)	$(1)	$7	$12	$5

The amounts in the table above represent the combination of amounts presented as other current assets, other investments and other assets, other current liabilities and other deferred credits and other liabilities on Duke Energy’s Consolidated Balance Sheets.

Commodity Cash Flow Hedges. Some Duke Energy subsidiaries are exposed to market fluctuations in the prices of various commodities related to their power generating and natural gas sales and transportation activities. Duke Energy closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues and fuel expenses. Duke Energy uses commodity instruments, such as swaps, futures, forwards and options, as cash flow hedges for electricity and natural gas transactions. Duke Energy is hedging exposures to the price variability of these commodities for a maximum period of 2 years.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The ineffective portion of commodity cash flow hedges resulted in an immaterial amount in 2007, a pre-tax gain of $5 million in 2006 and a pre-tax loss of $12 million in 2005 and is reported primarily in (Loss) Income From Discontinued Operations, net of tax in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges, which is classified in (Loss) Income From Discontinued Operations, net of tax in the Consolidated Statements of Operations, resulted in an immaterial amount in 2007, a loss of approximately $67 million in 2006 and a gain of approximately $1.2 billion in 2005 (see Note 13).

As of December 31, 2007, $25 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheets in AOCI and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

Commodity Fair Value Hedges. Some Duke Energy subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. In the former DENA business currently classified as discontinued operations, Duke Energy evaluated changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, used various instruments to hedge its market risk. Those commodity instruments, such as swaps, futures and forwards, served as fair value hedges for the firm commitments associated with generated power. The ineffective portion of commodity fair value hedges resulted in no gain or loss in 2007, a pre-tax gain of $7 million in 2006 and a pre-tax loss of $4 million in 2005, and is reported primarily in (Loss) Income From Discontinued Operations, net of tax on the Consolidated Statements of Operations.

Normal Purchases and Normal Sales Exception. Duke Energy has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 14 years, are not included in the table above. As discussed in Note 13, during 2005, Duke Energy recognized a pre-tax loss of approximately $1.9 billion for the disqualification of certain power and gas forward sales contracts.

Certain forward power contracts related to former DENA’s Southeast Plants and the deferred plants had been primarily designated as normal purchases and normal sales in accordance with SFAS No. 133. In addition, as certain forward gas contracts related to the long-lived assets had been designated as cash flow hedges in accordance with SFAS No. 133. As a result of the change in management intent for the long-lived assets, the related forward power and gas contracts were de-designated as normal purchases and sales and hedges. The amount recognized for transactions that no longer qualified as hedged firm commitments was not material in 2006 and 2007.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy’s existing interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position in 2007, 2006, and 2005.

Foreign Currency (Fair Value, Net Investment or Cash Flow) Hedges. Duke Energy is exposed to foreign currency risk from investments in international affiliate businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt denominated or issued in the foreign currency. Duke Energy may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. There was no gain or loss during 2007 and 2006 and a net gain of $1 million included in the cumulative translation adjustment for hedges of net investments in foreign operations during 2005. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of devaluation of foreign currencies.

Other Derivative Contracts. Trading. Duke Energy has been exposed to the impact of market fluctuations in the prices of natural gas, electricity and other energy-related products marketed and purchased as a result of proprietary trading activities. During 2003, Duke Energy prospectively discontinued proprietary trading. As a result of the Cinergy merger, Duke Energy acquired natural gas and power

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

marketing and trading operations, conducted primarily through CMT, the results of which have been reflected in (Loss) Income from Discontinued Operations, net of tax, from the date of the Cinergy acquisition to the date of sale. In October 2006, the CMT sale transaction was completed and Duke Energy entered into a series of Total Return Swaps (TRS) with Fortis (see Note 13).

Undesignated. In addition, Duke Energy uses derivative contracts to manage the market risk exposures that arise from energy supply, structured origination, marketing, risk management, and commercial optimization services to large energy customers, energy aggregators and other wholesale companies, and to manage interest rate and foreign currency exposures. This category includes changes in fair value for derivatives that no longer qualify for the normal purchase and normal sales scope exception and disqualified hedge contracts, unless the derivative contract is subsequently re-designated as a hedge. The contracts in this category as of December 31, 2007 are primarily associated with forward power sales and coal purchases for the Commercial Power operations and remaining former DENA exit activity announced in 2005 (see Note 13). Duke Energy’s exposure to price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

In connection with the Barclays Bank PLC (Barclays) transaction discussed in Note 13, Duke Energy entered into a series of TRS with Barclays, which are accounted for as mark-to-market derivatives. The TRS offsets the net fair value of the contracts being sold to Barclays. The fair value of the TRS as of December 31, 2007 is an asset of approximately $66 million, which offsets the net fair value of the underlying contracts, which is a liability of approximately $66 million. The remaining contracts covered by this TRS are with a single counterparty. Although Duke Energy has transferred the risks associated with these contracts to Barclay’s via the TRS, Duke Energy will continue to facilitate these contracts for their duration.

Credit Risk. Duke Energy’s principal customers for power and natural gas marketing and transportation services are industrial end-users, marketers, local distribution companies and utilities located throughout the U.S. and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and marketers throughout these regions. These concentrations of customers may affect Duke Energy’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Duke Energy analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Energy’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy frequently uses master collateral agreements to mitigate certain credit exposures, primarily in its risk management operations. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Duke Energy also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Financial Instruments. The fair value of financial instruments, excluding derivatives included elsewhere in this Note and in Note 13, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2007 and 2006, are not necessarily indicative of the amounts Duke Energy could have realized in current markets.

Financial Instruments

	As of December 31,
	2007		2006
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(a)	$11,024	$11,154	$19,723	$20,765
Long-term SFAS 115 securities	2,274	2,274	2,095	2,095

(a)	Includes current maturities.

The fair value of cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

9. Marketable Securities

Short-term investments. At December 31, 2007 and 2006 Duke Energy had $437 million and $1,514 million, respectively, of short-term investments consisting primarily of highly liquid tax-exempt debt securities. As discussed in Note 1, these securities frequently have stated maturities of 20 years or more; however, these instruments have historically provided for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. The holding period for these securities is typically less than 1 year, but can be impacted by liquidity factors in the financial markets. These instruments are classified as available-for-sale securities under SFAS No. 115 as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. As of December 31, 2007, the carrying value of these instruments approximated their fair value as they contain floating rates of interest. In January 2008, substantially all of these investments were sold at auction at amounts approximating their carrying values. In early 2008, Duke Energy made additional investments in these types of instruments. During the years ended December 31, 2007, 2006 and 2005, Duke Energy purchased short-term investments of approximately $21,661 million, $31,521 million and $38,535 million, respectively, and received proceeds on sales of approximately $22,685 million, $30,692 and $38,386 million, respectively.

Other Long-term investments. Duke Energy invests in debt and equity securities that are held in the NDTF (see Note 7 for further information), in Rabbi Trusts for investments related to certain executive deferred compensation plans, and in the captive insurance investment portfolio. These investments are classified as available-for-sale under SFAS No. 115 and, therefore, are carried at estimated fair value based on quoted market prices. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

As of December 31, 2007 and 2006, Duke Energy’s NDTF held investments with a fair market value of apporoximately $1,929 million and $1,775 million, respectively. The NDTF is managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreement. Therefore, Duke Energy has limited oversight of the day-to-day management of the NDTF investments. Pursuant to an order from the NCUC, Duke Energy defers as a regulatory asset or regulatory liability all gains and losses associated with investments in the NDTF.

As of December 31, 2007 and 2006, Duke Energy’s other long-term investments had a fair market value of $345 million and $320, respectively.

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2007, 2006 and 2005, Duke Energy purchased long-term investments of approximately $2,007 million, $1,951 million and $1,826 million, respectively, and received proceeds on sales of approximately $1,954 million, $1,937 and $1,787 million, respectively. Most of these purchases and sales relate to the NDTF. Purchases for the years ended December 31, 2007, 2006 and 2005 include contributions to the NDTF of approximately $48 million in each year pursuant to an order by the NCUC (see Note 7). The remaining investment activity relates primarily to purchases and sales within the NDTF.

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2007			2006
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term Investments	$—	$—	$437	$—	$—	$1,514

Total short-term investments	$—	$—	$437	$—	$—	$1,514

Equity Securities	$510	$(23)	$1,458	$471	$(11)	$1,368
Corporate Debt Securities	2	(1)	86	1	(1)	85
Municipal Bonds	3	(1)	251	1	(3)	268
U.S. Government Bonds	10	—	269	7	—	159
Other	2	(1)	210	1	(1)	215

Total long-term investments	$527	$(26)	$2,274	$481	$(16)	$2,095

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

For the years ended December 31, 2007, 2006, and 2005 gains of less than $1 million, approximately $57 million (including $51 million reclassified to (Loss) Income from Discontinued Operations, net of tax) and approximately $3 million, respectively, were reclassified out of AOCI into earnings.

Debt securities held at December 31, 2007 mature as follows: $15 million in less than one year, $153 million in one to five years, $147 million in six to ten years and $291 million thereafter.

The fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position, including securities held in the NDTF, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2007 and 2006.

	As of December 31, 2007
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$175	$(2)	$(21)
Corporate Debt securities	23	—	(1)
Municipal bonds	75	—	(1)
Other	70	(1)	—

Total	$343	$(3)	$(23)

	As of December 31, 2006
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$65	$(6)	$(4)
Corporate Debt securities	43	(1)	—
Municipal bonds	200	(2)	(1)
Other	88	(2)	—

Total	$396	$(11)	$(5)

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

10. Goodwill and Intangible Assets

Duke Energy evaluates the impairment of goodwill under the guidance of SFAS No. 142. There were no goodwill impairment charges in 2007, 2006 or 2005 as a result of the annual impairment tests required by SFAS No. 142. As discussed further in Note 2, in April 2006, Duke Energy and Cinergy consummated the previously announced merger, which resulted in Duke Energy recording goodwill and intangible assets of approximately $5.6 billion. The following table shows the components of goodwill at December 31, 2007:

Changes in the Carrying Amount of Goodwill

	Balance December 31, 2006	Acquisitions	Other	Balance December 31, 2007
	(in millions)
U.S. Franchised Electric and Gas	$3,500	$—	$(22)	$3,478
Natural Gas Transmission(a)	3,523	—	(3,523)	—
Commercial Power	885	—	(14)	871
International Energy	267	—	26	293

Total consolidated	$8,175	$—	$(3,533)	$4,642

	Balance December 31, 2005	Acquisitions(b)	Other(c)	Balance December 31, 2006
U.S. Franchised Electric and Gas	$—	$3,500	$—	$3,500
Natural Gas Transmission	3,512	—	11	3,523
Commercial Power	—	1,020	(135)	885
International Energy	256	—	11	267
Crescent(d)	7	—	(7)	—

Total consolidated	$3,775	$4,520	$(120)	$8,175

(a)	As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, including the former Natural Gas Transmission business segment.
(b)	Goodwill resulting from Duke Energy’s merger with Cinergy.
(c)	Approximately $135 million of goodwill had been allocated to CMT, which was disposed of during 2006 (see Note 13).
(d)	Reduction in goodwill at December 31, 2006 reflects the deconsolidation of Crescent in September 2006 (see Note 2).

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2007 and December 31, 2006, which primarily related to the intangible assets acquired as a part of the merger with Cinergy, are as follows:

	December 31, 2007	December 31, 2006
	(in millions)
Emission allowances	$426	$587
Gas, coal and power contracts	296	318
Other(a)	116	61

Total gross carrying amount	838	966

Accumulated amortization—gas, coal and power contracts	(94)	(46)
Accumulated amortization—other	(24)	(15)

Total accumulated amortization	(118)	(61)

Total intangible assets, net	$720	$905

(a)	Increase in Intangible assets primarily related to the acquisition of the wind power development assets of Energy Investor Funds from Tierra Energy (see Note 2).

Emission allowances sold or consumed during the years ended December 31, 2007, 2006 and 2005 were $271 million, $428 million and $8 million, respectively.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Amortization expense for gas, coal and power contracts and other intangible assets for the years ended December 31, 2007, 2006 and 2005 was approximately $57 million, $56 million and $1 million, respectively.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2007. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, additional intangible acquisitions and other events.

	2008	2009	2010	2011	2012
	(in millions)
Amortization expense	$165	$105	$38	$45	$42

In connection with the merger with Cinergy, Duke Energy recorded an intangible liability amounting to approximately $113 million associated with the MBSSO in Ohio that will be recognized in earnings through December 31, 2008. The carrying amount of this intangible liability was approximately $67 million and $95 million at December 31, 2007 and 2006, respectively. The remaining $67 million will be amortized to income in 2008. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of these intangible liabilities was approximately $22 million and $39 million at December 31, 2007 and 2006, respectively. This balance will be amortized to income as follows: approximately $6 million in each of the years 2008 through 2010, and approximately $4 million in 2011.

11. Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. During the years ended December 31, 2007, 2006 and 2005, Duke Energy received distributions from those investments of $147 million, $893 million and $856 million, respectively. Of these amounts, approximately $147 million, $741 million and $473 million are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005, respectively, and $0, $152 million and $383 million are included in Distributions from Equity Investments within Cash Flows from Investing Activities on the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005, respectively. Duke Energy’s share of net earnings from these unconsolidated affiliates within continuing operations is reflected in the Consolidated Statements of Operations as Equity in Earnings of Unconsolidated Affiliates.

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Included in the assets distributed to Spectra Energy were investments in unconsolidated affiliates with an approximate carrying value of $1,618 million as of the distribution date, which primarily consisted of Duke Energy’s 50% ownership interest in DCP Midstream and a 50% ownership interest in Gulfstream Natural Gas System, LLC (Gulfstream), an interstate natural gas pipeline that extends from Mississippi and Alabama across the Gulf of Mexico to Florida.

As of December 31, 2007 and 2006, the carrying amount of investments in affiliates approximated the amount of underlying equity in net assets.

Significant investments in affiliates are as follows:

Commercial Power. As of both December 31, 2007 and 2006, investments primarily included a 50% interest in South Houston Green Power, L.P (Green Power). Green Power is a cogeneration facility containing three combustion turbines in Texas City, Texas. Although Duke Energy owns a significant portion of Green Power, it is not consolidated as Duke Energy does not hold a majority voting control or have the ability to exercise control over Green Power.

International Energy. As of both December 31, 2007 and 2006, investments primarily included a 25% indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia, and a 25% indirect interest in Attiki, a natural gas distributor in Athens, Greece. Through August 2007, Duke Energy held a 50% investment interest in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues were generated from a gas compression services agreement (GCSA) with PEMEX. Upon the expiration of the GCSA with the Mexican National Oil Company (PEMEX) in August 2007, the operations of Campeche were transferred to PEMEX and International Energy

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

had no subsequent involvement with Campeche. See Note 12 for discussion of other than temporary impairment charges recorded during the years ended December 31, 2006 and 2005 against the carrying value of the Campeche investment and related notes receivable.

Crescent. An indirect wholly owned subsidiary of Duke Energy contributed all the membership interests in Crescent to a joint venture, causing Duke Energy to deconsolidate Crescent as of September 7, 2006 (see Note 2) as a result of a reduction in ownership to an effective 50% interest and subsequently has accounted for the investment using the equity method of accounting.

Other. As of December 31, 2007 and 2006, investments primarily include telecommunications investments.

Investments in Unconsolidated Affiliates

	As of:
	December 31, 2007			December 31, 2006
	Domestic	International	Total	Domestic	International	Total
	(in millions)
U.S. Franchised Electric and Gas	$2	$—	$2	$2	$—	$2
Natural Gas Transmission(b)	—	—	—	434	18	452
Field Services(b)	—	—	—	1,166	—	1,166
Commercial Power	201	—	201	223	—	223
International Energy	—	181	181	—	165	165
Crescent(a)	206	—	206	180	—	180
Other	95	11	106	104	13	117

Total	$504	$192	$696	$2,109	$196	$2,305

(a)	Includes Duke Energy’s effective 50% interest in Crescent subsequent to deconsolidation of Crescent in September 2006.
(b)	On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, which primarily included the former Natural Gas Transmission and Field Services business segments.

Equity in Earnings of Unconsolidated Affiliates

	For the Years Ended:
	December 31, 2007			December 31, 2006			December 31, 2005
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
U.S. Franchised Electric and Gas	$(2)	$—	$(2)	$(2)	$—	$(2)	$—	$—	$—
Commercial Power	17	—	17	21	—	21	—	—	—
International Energy	—	102	102	—	80	80	—	114	114
Crescent(a)	38	—	38	23	—	23	(1)	—	(1)
Other(b)	—	2	2	(2)	3	1	11	—	11

Total(c)	$53	$104	$157	$40	$83	$123	$10	$114	$124

(a)	For the year ended December 31, 2006, approximately $15 million represents Duke Energy’s effective 50% interest in Crescent earnings subsequent to deconsolidation in September 2006.
(b)	Includes equity investments at the corporate level.
(c)	Excludes equity in earnings of approximately $0, $609 million and $355 million for the years ended December 31, 2007, 2006 and 2005, respectively, included in (Loss) Income From Discontinued Operations, net of tax, primarily related to equity method investments held by the natural gas businesses and included in Duke Energy’s spin-off of Spectra Energy on January 2, 2007. Additionally, a 50% interest in Southwest Power Partners, LLC, which was in Other, was included in former DENA’s Western United States generation assets that were sold to LS Power during 2006 (see Note 13).

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Summarized Combined Financial Information of Unconsolidated Affiliates

	As of December 31,
	2007	2006
	(in millions)
Balance Sheet(a)
Current assets	$1,348	$3,656
Non-current assets	3,900	10,848
Current liabilities	(1,297)	(3,354)
Non-current liabilities	(2,015)	(5,155)

Net assets	$1,936	$5,995

(a)	Amounts at December 31, 2006 include equity method investments related the natural gas businesses that were included in the spin-off to shareholders on January 2, 2007.

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Income Statement(a)
Operating revenues	$2,284	$14,259	$8,830
Operating expenses	1,634	12,365	7,683
Net income	462	1,657	1,075

(a)	Amounts for the years ended December 31, 2006 and 2005 include equity investments related to the natural gas businesses that were included in the spin-off to shareholders on January 2, 2007 for which equity earnings are included in (Loss) Income From Discontinued Operations, net of tax, for periods prior to the spin-off. Additionally, amounts for Crescent are included from the date of deconsolidation (September 7, 2006) and thereafter. Also, amounts related to DCP Midstream are included for the respective periods from the date of deconsolidation (July 1, 2005) through the date of the spin-off of the natural gas businesses.

Related Party Transactions. Notes receivable from unconsolidated affiliates, which are included in Receivables on the Consolidated Balance Sheets, were $299 million as of December 31, 2007, which represents Duke Energy Ohio’s and Duke Energy Indiana’s notes receivable from Cinergy Receivables Company LLC (Cinergy Receivables) (see Note 22). Notes receivable from unconsolidated affiliates were $226 million as of December 31, 2006, which represents Duke Energy Ohio’s and Duke Energy Indiana’s $210 million notes receivable from Cinergy Receivables and International Energy’s $16 million note receivable from the Campeche project, a 50% owned joint venture that International Energy ceased involvement with in August 2007. Outstanding notes receivable have interest rates approximating current market rates.

Duke Energy Ohio and Duke Energy Indiana sell their receivables to Cinergy Receivables. During 2007, Duke Energy Ohio and Duke Energy Indiana collectively sold approximately $5.3 billion of receivables to Cinergy Receivables and received approximately $5.1 billion in proceeds from the sales, including the notes receivable. During 2006 (subsequent to the closing of the Cinergy merger in April 2006), Duke Energy Ohio and Duke Energy Indiana collectively sold approximately $3.5 billion of receivables to Cinergy Receivables and received approximately $3.5 billion in proceeds from the sales, including the notes receivable. See Note 22 for further information.

Prior to August 2007, International Energy loaned money to Campeche to assist in the costs to build. International Energy received principal and interest payments of approximately $28 million, $11 million and $5 million from Campeche during 2007, 2006 and 2005, respectively.

Advance SC LLC, which provides funding for economic development projects, educational initiatives, and other programs, was formed during 2004. U.S. Franchised Electric and Gas made donations of approximately $8 million and $24 million to the unconsolidated subsidiary during the years ended December 31, 2007 and 2006, respectively. Additionally, at December 31, 2007 and 2006, U.S. Franchised Electric and Gas had a trade payable to Advance SC LLC of approximately $11 million and $8 million, respectively.

The following related party transactions relate to activity with and among businesses included in the spin-off of the natural gas businesses in January 2007 and are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations, except where noted:

Natural Gas Transmission had a 50% ownership in two pipeline companies, Gulfstream, an operating pipeline, and Islander East, LLC, a development stage pipeline as well as a 50% ownership in a power plant, McMahon Cogeneration Plant, a cogeneration natural gas fired facility transferred to Natural Gas Transmission from former DENA during 2005. Natural Gas Transmission provided certain administrative

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

and other services to the pipeline companies and the power plant. Natural Gas Transmission recorded recoveries of costs from these affiliates of $19 million, and $12 million during 2006, and 2005, respectively.

In October 2005, Gulfstream issued $500 million aggregate principal amount of 5.56% Senior Notes due 2015 and $350 million aggregate principal amount of 6.19% Senior Notes due 2025. The proceeds were used by Gulfstream to pay off a construction loan and the balance of the proceeds, net of transaction costs, of approximately $620 million were distributed to the partners based upon their ownership percentage. Duke Energy received approximately $310 million, which is included in Distributions from Equity Investments within Cash Flows from Investing Activities in the accompanying Consolidated Statements of Cash Flows.

In December 2005, Duke Energy completed a 140 million Canadian dollars initial public offering on its Canadian income trust fund (the Income Fund) and sold 14 million Trust Units at an offering price of 10 Canadian dollars per Trust Unit. In January 2006, a subsequent greenshoe sale of 1.4 million additional Trust Units, pursuant to an overallotment option, were sold at a price of 10 Canadian dollars per Trust Unit. Subsequent to the January 2006 sale of additional Trust Units, Duke Energy held an approximate 58% ownership interest in the businesses of the Income Fund. Proceeds of approximately 14 million Canadian dollars are included in Proceeds from Duke Energy Income Fund within Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows. In September 2006, the Income Fund sold approximately 9 million previously unissued Trust Units at a price of 12.15 Canadian dollars per Trust Unit for total proceeds of 104 million Canadian dollars, net of commissions and expenses of other expenses of issuance, which is included in Proceeds from Duke Energy Income Fund within Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows. The sale of approximately 9 million Trust Units reduced Duke Energy’s ownership interest in the businesses of the Income Fund to approximately 46% at December 31, 2006. The Income Fund was included in the spin-off of the natural gas businesses on January 2, 2007. As a result of the sale of additional Trust Units, Duke Energy recognized an approximate $15 million pre-tax gain on the sale of subsidiary stock during the year ended December 31, 2006. The proceeds from the offering plus the draw down of approximately 39 million Canadian dollars on an available credit facility were used by the Income Fund to acquire a 100% interest in Westcoast Gas Services, Inc. There were no deferred taxes recorded as a result of this transaction.

In 2005, DCP Midstream formed DCP Midstream Partners, LP (a master limited partnership). DCP Midstream Partners, LP (DCPLP) completed an initial public offering (IPO) transaction in December 2005 that resulted in net proceeds of approximately $210 million. As a result, DCP Midstream had a 42 percent ownership interest in DCPLP, consisting of a 40 percent limited partner ownership interest and a 2 percent general partner ownership interest. DCP Midstream’s ownership interest in the general partner of DCPLP is 100 percent. The gain on the IPO transaction was deferred by DCP Midstream until DCP Midstream converts its subordinated units in DCPLP to common units.

Field Services sold a portion of its residue gas and NGLs to, purchased raw natural gas and other petroleum products from, and provided gathering and transportation services to unconsolidated affiliates (primarily TEPPCO GP, which was sold in February 2005). Total revenues, purchases and operating expenses from these affiliates were approximately $98 million, $77 million and $1 million, respectively, for the six months ended June 30, 2005.

In July 2005, DCP Midstream was deconsolidated due to the transfer of a 19.7% interest to ConocoPhillips and was subsequently accounted for as an equity method investment (see Note 1). Duke Energy’s 50% of equity in earnings of DCP Midstream for the year ended December 31, 2006 and the period from July 1, 2005 through December 31, 2005 was $574 million and $292 million, respectively. Duke Energy’s investment in DCP Midstream as of December 31, 2006 was $1,166 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets and was included in the spin-off of the natural gas businesses on January 2, 2007. For the year ended December 31, 2006, Duke Energy had gas sales to, purchases from, and other operating revenues from affiliates of DCP Midstream of approximately $137 million, $41 million and $12 million, respectively. As of December 31, 2006, Duke Energy had trade receivables from and trade payables to DCP Midstream amounting to approximately $71 million and $56 million, respectively. Between July 1, 2005 and December 31, 2005, Duke Energy had gas sales to, purchases from, and other operating revenues from affiliates of DCP Midstream of approximately $67 million, $65 million and $12 million, respectively. Additionally, Duke Energy received approximately $725 million and $360 million for its share of distributions paid by DCP Midstream in 2006 and 2005, respectively. Duke Energy recognized an approximate $64 million receivable as of December 31, 2006 due to its share of quarterly tax distributions declared by DCP Midstream in 2006, which was received in the first quarter of 2007. Of these distributions $573 million and $287 million were included in Other, assets within Cash Flows from Operating Activities for the years ended 2006 and 2005, respectively, and approximately $152 million and $73 million were included in Distributions from Equity Investments within Cash Flows from Investing Activities for the years ended 2006 and 2005, respectively, within the accompanying Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Summary Condensed Financial Information

In February 2005, DCP Midstream sold its wholly owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, for approximately $1.1 billion and Duke Energy sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of approximately $1.8 billion. For the three months ended March 31, 2005, TEPPCO LP reported operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61 million, income from continuing operations of approximately $46 million, and net income of approximately $47 million.

Summary financial information for DCP Midstream, which had been accounted for under the equity method from July 1, 2005 through the spin-off of the natural gas businesses on January 2, 2007 is as follows:

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

DCP Midstream is a limited liability company which is a pass-through entity for U.S. income tax purposes. DCP Midstream also owns corporations who file their own respective federal, foreign and state income tax returns and income tax expense related to these corporations is included in the income tax expense of DCP Midstream. Therefore, DCP Midstream’s net income does not include income taxes for earnings which are pass-through to the members based upon their ownership percentage and Duke Energy recognized the tax impacts of its share of DCP Midstream’s pass-through earnings in (Loss) Income From Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Summary financial information for Crescent, which has been accounted for under the equity method since September 7, 2006 is as follows:

	Year Ended December 31, 2007	September 7 through December 31, 2006
	(in millions)
Operating revenues	$536	$179
Operating expenses	$415	$152
Operating income	$121	$27
Net income	$76	$30

	December 31, 2007	December 31, 2006
	(in millions)
Current assets	$99	$151
Non-current assets	$2,059	$1,810
Current liabilities	$306	$211
Non-current liabilities	$1,486	$1,414
Minority interest	$13	$31

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

During the year ended December 31, 2007, Crescent recorded impairment charges on certain of its residential development for which Duke Energy’s proportionate share was approximately $32 million.

Also see Notes 2, 12, 15, 18 and 22 for additional related party information.

12. Impairments, Severance, and Other Charges

International Energy. During the years ended December 31, 2006 and 2005, International Energy recorded other than temporary impairment charges of approximately $50 million and $20 million respectively, related to an investment in Campeche. Campeche project revenues were generated from a GCSA with PEMEX. The charges for the year ended December 31, 2006 consist of a $17 million impairment of the carrying value of the equity method investment, which has been classified within Losses on Sales and Impairments of Equity Investments in the accompanying Consolidated Statements of Operations and a $33 million reserve against notes receivable from Campeche, which has been classified within Operations, Maintenance and Other in the accompanying Consolidated Statements of Operations. The charge for the year ended December 31, 2005 consists of a $20 million impairment of the carrying value of the equity method investment, which has been classified within Losses on Sales and Impairments of Equity Investments in the accompanying Consolidated Statements of Operations.

The GCSA expired in August 2007 and ownership of the facility transferred to PEMEX.

Crescent. In the third quarter of 2005, Crescent recognized pre-tax impairment charges of approximately $16 million related to a residential community near Hilton Head Island, South Carolina, that includes both residential lots and a golf club, to reduce the carrying value of the community to its estimated fair value. This impairment was recognized as a component of Impairments and Other Charges in the accompanying Consolidated Statements of Operations. This community incurred higher than expected costs and had been impacted by lower than anticipated sales volume. The fair value of the remaining community assets was determined based upon management’s estimate of discounted future cash flows generated from the development and sale of the community.

Other. See Note 8 for a discussion of the impacts of the DENA exit plan on certain cash flow hedges.

See Note 13 for impairments related to discontinued operations.

Severance and Other Charges. During the year ended December 31, 2007, Duke Energy recorded approximately $20 million of severance charges, primarily under its ongoing severance plan. Of this amount, approximately $12 million related to a voluntary termination program whereby eligible employees were provided a window during which to accept termination benefits. A total of 117 employees accepted the termination benefits during the voluntary window period, which closed in June 2007. Future severance costs under Duke Energy’s ongoing severance plan, if any, are not currently estimable.

During the year ended December 31, 2006, Duke Energy recorded severance liabilities of approximately $134 million related to voluntary and involuntary severance as a result of the merger with Cinergy (see Note 2), of which approximately $89 million was charged to expense within income from continuing operations and approximately $45 million was recorded as a component of goodwill. Additionally, in connection with Duke Energy’s spin-off of Spectra Energy, Duke Energy recognized approximately $12 million of severance costs under its ongoing severance plan, which is included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

As discussed further in Note 13, during the third quarter of 2005, the Board of Directors of Duke Energy authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, during the year ended December 31, 2005, Duke Energy recorded a severance accrual of approximately $22 million, under its ongoing severance plan, related to the anticipated involuntary termination of former DENA employees. Approximately $2 million of the related pre-tax expense is reflected in Operation, Maintenance and Other and approximately $20 million is reflected in (Loss) Income from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005. Additionally, Duke Energy offered certain enhanced severance benefits to employees involuntarily terminated in connection with the disposition plan, which were recognized over the remaining service period. Approximately $3 million of enhanced severance benefits were accrued during the fourth quarter of 2005. During 2006, Duke Energy reversed approximately $9 million of previously recorded severance amounts due to a change in estimate. As a result of this exit plan, Duke Energy terminated approximately 210 employees.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Severance Reserve	Balance at January 1, 2007	Provisions(b)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2007
	(in millions)
Natural Gas Transmission(a)(c)	$2	$—	$(2)	$—	$—
Other(c)	60	20	(4)	(52)	24

Total	$62	$20	$(6)	$(52)	$24

	Balance at January 1, 2006	Provisions(b)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2006
Natural Gas Transmission(c)	$3	$—	$—	$(1)	$2
Other(c)	28	146	(11)	(103)	60

Total	$31	$146	$(11)	$(104)	$62

	Balance at January 1, 2005	Provisions(b)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2005
U.S. Franchised Electric and Gas	$4	$—	$(2)	$(2)	$—
Natural Gas Transmission(c)	6	1	(1)	(3)	3
Field Services(d)(c)	—	1	(1)	—	—
International Energy	1	—	(1)	—	—
Other(c)	4	26	—	(2)	28

Total	$15	$28	$(5)	$(7)	$31

(a)	Liability was transferred as part of the spin-off of the natural gas businesses on January 2, 2007.
(b)	Severance provisions are expected to be paid within one year from the date that the provision was recorded.
(c)	Severance expense included in (Loss) Income From Discontinued Operations, net of tax in the Consolidated Statements of Operations was $0, $3 million and $24 million for 2007, 2006, and 2005, respectively.
(d)	Includes minority interest.

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

13. Discontinued Operations and Assets Held for Sale

Spin-off of Natural Gas Businesses

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of Spectra Energy, which principally consisted of Duke Energy’s former Natural Gas Transmission business segment and Duke Energy’s former 50% ownership interest in DCP Midstream, to Duke Energy shareholders. The results of operations of these businesses are presented in the accompanying Consolidated Statements of Operations as discontinued operations for all periods prior to the spin-off. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which includes approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which includes approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off.

(Loss) Income From Discontinued Operations, net of tax, for the years ended December 31, 2006 and 2005 includes pre-tax interest expense of approximately $600 million and $650 million, respectively, associated with the debt distributed in the spin-off of Spectra Energy. Additionally, (Loss) Income From Discontinued Operations, net of tax, for Duke Energy’s former Spectra Energy operations for the

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

years ended December 31, 2006 and 2005 includes losses of approximately $19 million and $194 million, respectively, which were previously classified in Other, resulting from mark-to-market movements in discontinued hedges at DCP Midstream.

Included in (Loss) Income From Discontinued Operations, net of tax, for the years ended December 31, 2007 and 2006 is a pre-tax amount of approximately $18 million and $60 million, respectively, related to costs to achieve the Spectra Energy spin-off, primarily fees to outside service providers. In the table below, these amounts are included in Other for the year ended December 31, 2007 and in Spectra Energy for the year ended December 31, 2006.

Effective with the spin-off, Duke Energy and Spectra Energy entered into a Transition Services Agreement (TSA), which expired on December 31, 2007, whereby Duke Energy provided certain support services to Spectra Energy. The amount received by Duke Energy during the year ended December 31, 2007 under this TSA was approximately $15 million. Additionally, Duke Energy anticipates that there will be very limited commercial business activities between Duke Energy and Spectra Energy subsequent to the spin-off and Duke Energy does not anticipate significant continuing involvement in the transferred businesses.

Additionally, effective with the spin-off, Duke Energy and Spectra Energy entered into various reinsurance and other related agreements that allocated certain assets to Spectra Energy and DCP Midstream created under insurance coverage provided prior to the spin-off by Duke Energy’s captive insurance subsidiary and third party reinsurance companies. Under these agreements, Spectra Energy’s captive insurance subsidiary reinsured 100% of Duke Energy’s retained risk under the insurance coverage provided prior to the spin-off. Consistent with the terms of the reinsurance agreement entered into while all parties were under the common control of Duke Energy, Duke Energy paid approximately $95 million in cash to Spectra Energy’s captive insurance company, which was placed in a grantor trust to secure Spectra Energy’s obligation to Duke Energy under the Spectra Energy reinsurance agreements. This transfer is reflected in Cash distributed to Spectra Energy within financing activities on the Consolidated Statements of Cash Flows. As of December 31, 2007, Duke Energy has a total liability to Spectra Energy and DCP Midstream related to these agreements of approximately $120 million, which is reflected in both Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. This liability is offset by a corresponding receivable, of which approximately $60 million is due from Spectra Energy’s captive insurance subsidiary under the Spectra Energy reinsurance agreement and approximately $60 million is due from third party reinsurance companies. These amounts are reflected in both Other Current Assets and Other Investments and Other Assets in the Consolidated Balance Sheets. In the event any of the reinsurance companies deny coverage for any of the claims covered under these agreements, Duke Energy is not obligated to pay Spectra Energy or DCP Midstream. Further, Duke Energy is providing no insurance coverage to Spectra Energy or DCP Midstream for events which occur subsequent to the spin-off date.

At December 31, 2007, Duke Energy has an approximate $44 million receivable from Spectra Energy related to certain income tax items.

Also refer to Notes 3, 4, 6, 10, 11, 12, 14, 15, 16, 17, 18, 20 and 21 for additional information related to the spin-off transaction.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the results classified as (Loss) Income from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Discontinued Operations (in millions)

	Operating Income (Loss)				Net (Loss) Gain on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Income	Income Tax (Benefit) Expense	Operating Income (Loss), Net of Tax	Pre-tax (Loss) Gain on Dispositions	Income Tax Expense (Benefit)	(Loss) Gain on Dispositions, Net of Tax	(Loss) Income from Discontinued Operations, Net of Tax
Year Ended December 31, 2007
Commercial Power	$414	$(94)	$(118)	$24	$(1)	$8	$(9)	$15
International Energy	—	8	3	5	—	—	—	5
Other(a)	—	(30)	16	(46)	7	3	4	(42)

Total consolidated	$414	$(116)	$(99)	$(17)	$6	$11	$(5)	$(22)

Year Ended December 31, 2006
Spectra Energy	$4,514	$1,383	$430	$953	$—	$—	$—	$953
Commercial Power	106	(33)	(36)	3	33	50	(17)	(14)
International Energy	18	(29)	(3)	(26)	(10)	(3)	(7)	(33)
Other(a)	748	(55)	(13)	(42)	(127)	(46)	(81)	(123)

Total consolidated	$5,386	$1,266	$378	$888	$(104)	$1	$(105)	$783

Year Ended December 31, 2005
Spectra Energy	$9,341	$2,507	$884	$1,623	$—	$—	$—	$1,623
International Energy	19	6	5	1	—	—	—	1
Crescent	2	1	—	1	10	4	6	7
Other(a)	2,655	(631)	(224)	(407)	(481)	(192)	(289)	(696)

Total consolidated	$12,017	$1,883	$665	$1,218	$(471)	$(188)	$(283)	$935

(a)	Other includes the results for former DENA’s discontinued operations, which were previously reported in the DENA segment.

Amounts in the table above are net of intercompany eliminations between Spectra Energy and the former DENA business, which is included in Other. Intercompany revenues and expenses in 2006 were not material. In 2005, Spectra Energy had intercompany revenues of approximately $36 million, which were expenses of the former DENA business, which is included in Other. All of these amounts eliminate in consolidation.

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006. Assets held for sale and Liabilities associated with assets held for sale as of December 31, 2007 and 2006 relate to Duke Energy Indiana’s Wabash River Power Station (see Note 2). Additionally, assets held for sale as of December 31, 2006 include certain Duke Energy Ohio trading contracts related to CMT that were sold in 2006 and novated in 2007.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

	December 31, 2007	December 31, 2006
	(in millions)
Current assets	$2	$28
Investments and other assets	—	19
Property, plant and equipment, net	115	115

Total assets held for sale	$117	$162

Current liabilities	$114	$26
Long-term debt	—	—
Deferred credits and other liabilities	3	18

Total liabilities associated with assets held for sale	$117	$44

As discussed above, the results of operations for all of the businesses transferred to Spectra Energy are presented as discontinued operations for all periods presented. Significant transactions occurring during the years ended December 31, 2007, 2006, and 2005 related to the operations transferred to Spectra Energy and significant transactions within the other operations of Duke Energy that resulted in discontinued operations presentation are discussed below. Transactions under Spectra Energy primarily include transactions at Duke Energy’s former Natural Gas Transmission and Field Services business segments.

Year Ended December 31, 2007

Commercial Power

Due to the expiration of certain tax credits (see Note 17), Duke Energy ceased all synthetic fuel (synfuel) operations as of December 31, 2007. Accordingly, the results of operations for synfuel have been reclassified to discontinued operations for all periods presented. For the year ended December 31, 2007, synfuel operations had after-tax earnings of approximately $23 million, which includes tax credits of approximately $84 million.

International Energy

In February 2007, International Energy finalized the approximate $20 million sale of it 50-percent ownership interest in two hydroelectric power plants near Cochabamba, Bolivia to Econergy International. As discussed below, International Energy recorded an impairment charge in 2006 related to certain assets in Bolivia in connection with this sale. As a result of the sale, International Energy no longer has any assets in Bolivia and the results of operations for Bolivia have been reclassified to discontinued operations for all periods presented.

Year Ended December 31, 2006

Spectra Energy

As discussed further below under “Year Ended December 31, 2005,” as a result of the transfer of 19.7% interest in DCP Midstream to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DCP Midstream, Duke Energy discontinued hedge accounting for certain contracts held by Duke Energy related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $19 million of realized and unrealized pre-tax losses related to these contracts were recognized in earnings by Duke Energy for the year ended December 31, 2006. Cash settlements on these contracts since the deconsolidation of DCP Midstream on July 1, 2005 of approximately $163 million are classified as a component of Net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2006.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and pre-tax gain of $5 million. In addition, the sale of shares of stock, received as consideration for the settlement of a customer’s transportation contract, resulted in proceeds of approximately $29 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain equivalent to the proceeds received from the sale of stock.

As a result of a settlement of a property insurance claim, proceeds of approximately $30 million were received and a pre-tax gain of $10 million was recognized.

Commercial Power

In June 2006, Duke Energy announced it had reached an agreement to sell CMT, as well as certain Duke Energy Ohio trading contracts, to Fortis, a Benelux-based financial services group. In October 2006, the sale transaction was completed. Under the purchase and sale agreement, Fortis purchased CMT at a base price of approximately $210 million. In addition, Fortis paid approximately $200 million for the portfolio of contracts and an amount equal to the estimated net working capital associated with these companies at the time of close. In October 2006, Duke Energy received total pre-tax cash proceeds of approximately $700 million and recorded an approximate $25 million pre-tax gain on the sale. Income tax expense recorded as a result of this transaction relates to the approximate $135 million of goodwill that was not deductible for tax purposes, thus creating a taxable gain that was greater than the gain for book purposes. Results of operations for CMT, as well as certain Duke Energy Ohio trading contracts, have been reflected in (Loss) Income from Discontinued Operations, net of tax, from the date of the Cinergy merger through the date of sale.

In October 2006, in connection with this transaction, Duke Energy entered into a series of TRS with Fortis, which are accounted for as mark-to-market derivatives. The TRS offsets the net fair value of the contracts being sold to Fortis. The TRS will be cancelled for each underlying contract as each is transferred to Fortis. All economic and credit risk associated with the contracts has been transferred to Fortis as of the date of the sale through the TRS.

As discussed above, due to the expiration of certain tax credits, Duke Energy ceased all synfuel operations as of December 31, 2007. Accordingly, the results of operations for synfuel have been reclassified to discontinued operations for all periods presented. For the year ended December 31, 2006, synfuel operations had after-tax earnings of approximately $3 million, which includes tax credits of approximately $20 million.

International Energy

International Energy had a receivable from Norsk Hydro ASA (Norsk) that related to purchase price adjustments on the 2003 sale of International Energy’s European business. During the first quarter of 2006, International Energy recorded an allowance of approximately $19 million pre-tax ($12 million after-tax) against this receivable. During the second quarter of 2006, International Energy and Norsk signed a settlement agreement in which Norsk agreed to pay International Energy approximately $34 million in full settlement of International Energy’s receivable. In connection with this settlement, International Energy recorded an approximate $9 million pre-tax (approximately $5 million after-tax) write-up of the receivable through a reduction in the valuation allowance. This receivable was collected in July 2006.

In December 2006, International Energy engaged in discussions with a potential buyer of its assets in Bolivia. Such discussions to sell the assets were subject to a binding agreement between the parties, which was finalized in February 2007, as discussed above, and resulted in the sale of International Energy’s 50 percent ownership interest in two hydroelectric power plants near Cochabamba, Bolivia to Econergy International for approximately $20 million. Based upon the agreed selling price of the assets, in December 2006, International Energy recorded pre-tax impairment charges of approximately $28 million. The impairment charges reduced the carrying value of the assets to the estimated selling price pursuant to the aforementioned agreement. International Energy recorded an approximate $25 million income tax benefit associated with the impairment charge, which was recorded within continuing operations as prescribed by SFAS No. 109, “Accounting for Income Taxes.”

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other

In January 2006, Duke Energy signed an agreement to sell to LS Power former DENA’s entire fleet of power generation assets outside the Midwest, representing approximately 6,100 megawatts of power generation located in the Western and northeastern United States. In May 2006, the transaction with LS Power closed and total proceeds from the sale were approximately $1.56 billion, including certain working capital adjustments. Additional proceeds of up to approximately $40 million were subject to LS Power obtaining certain state regulatory approvals. On July 20, 2006 the Public Utilities Commission of the State of California approved a toll arrangement related to the Moss Landing facility previously sold to LS Power. In August 2006, LS Power made an additional payment to Duke Energy of approximately $40 million, which was recorded as an additional gain on the sale of assets.

During the first quarter of 2006, Duke Energy acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC for approximately $71 million. The assets and liabilities of Bridgeport were included as part of former DENA’s power generation assets, which were sold to a subsidiary of LS Power, as discussed above.

As discussed further below under “Year Ended December 31, 2005,” during the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Approximately $700 million was incurred from the announcement date through December 31, 2006, of which approximately $230 million was incurred during the year ended December 31, 2006. As of December 31, 2006 the former DENA exit activities had been substantially complete and no additional material charges were incurred.

In the fourth quarter of 2006, the last remaining contract related to Duke Energy Merchants, LLC (DEM) expired, which completed Duke Energy’s exit from DEM’s operations and triggered presentation within discontinued operations for the years ended December 31, 2006 and 2005.

Year Ended December 31, 2005

Spectra Energy

In August 2005, natural gas storage and pipeline assets in Southwest Virginia, as well as an additional 50% interest in Saltville Gas Storage LLC (Saltville Storage), were acquired from units of AGL Resources for approximately $62 million. This transaction increased the ownership percentage of Saltville Storage to 100%. No goodwill was recorded as a result of this acquisition.

In August 2005, the Empress System natural gas processing and NGL marketing business was acquired from ConocoPhillips for approximately $230 million as part of the transaction with ConocoPhillips discussed further below. No goodwill was recorded as a result of this acquisition.

As a result of the transfer of 19.7% interest in DCP Midstream to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DCP Midstream, Duke Energy discontinued hedge accounting for certain contracts held by Duke Energy related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and were retained as undesignated derivatives until their settlement dates, which had occurred for all instruments prior to December 31, 2006. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $314 million of realized and unrealized pre-tax losses related to these contracts were recognized in earnings by Duke Energy for the year ended December 31, 2005. Of this amount, approximately $120 million was originally recorded in the Field Services segment and approximately $194 million was recorded in Other. Cash settlements on these contracts since the deconsolidation of DCP Midstream on July 1, 2005 of approximately $133 million are classified as a component of Net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2005.

In February 2005, Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which was the general partner of TEPPCO Partners, LP (TEPPCO LP), was sold for approximately $1.1 billion and Duke Energy sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP (EPCO), an unrelated third party. These transactions resulted in pre-tax gains of $1.2 billion. Minority Interest Expense of $343 million was recorded in the accompanying Consolidated Statements of Operations to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of TEPPCO GP. Additionally, in July 2005, Duke Energy completed the agreement with ConocoPhillips, Duke Energy’s co-equity owner in DCP Midstream, to reduce Duke Energy’s ownership interest in DCP

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Midstream from 69.7% to 50% (the DCP Midstream disposition transaction), which resulted in Duke Energy and ConocoPhillips becoming equal 50% owners in DCP Midstream. Duke Energy received, directly and indirectly through its ownership interest in DCP Midstream, a total of approximately $1.1 billion from ConocoPhillips and DCP Midstream, consisting of approximately $1.0 billion in cash and approximately $0.1 billion of assets. The DCP Midstream disposition transaction resulted in a pre-tax gain of approximately $575 million. The DCP Midstream disposition transaction included the transfer to Duke Energy of DCP Midstream’s Canadian natural gas gathering and processing facilities. Additionally, the DCP Midstream disposition transaction included the acquisition of ConocoPhillips’ interest in the Empress System. Subsequent to the closing of the DCP Midstream disposition transaction, effective on July 1, 2005, DCP Midstream was no longer consolidated into Duke Energy’s consolidated financial statements and was accounted for by Duke Energy as an equity method investment up until the spin-off of the natural gas businesses on January 2, 2007. The Canadian natural gas gathering and processing facilities and the Empress System were included in the former Natural Gas Transmission segment.

In December 2005, the Duke Energy Income Fund (Income Fund), a Canadian income trust fund, was created to acquire all of the common shares of Duke Energy Midstream Services Canada Corporation (Duke Midstream) from a subsidiary of Duke Energy. The Income Fund sold an approximate 40% ownership interest in Duke Midstream for approximately $110 million, which was included in Proceeds from Duke Energy Income Fund within Cash Flows from Financing Activities on the Consolidated Statements of Cash Flows. In January 2006, a subsequent sale of additional ownership interests, pursuant to an overallotment option, in the Income Fund was sold for approximately $10 million.

Crescent

Crescent routinely develops real estate projects and operates those facilities until they are substantially leased and a sales agreement is finalized. In 2005, Crescent sold three commercial properties resulting in sales proceeds of approximately $44 million. The $6 million after-tax gain on these sales was included in (Loss) Income from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. In September 2006, Duke Energy deconsolidated its investment in Crescent (see Note 2) and subsequently accounts for its investment in the Crescent JV under the equity method of accounting. Prior to the date of deconsolidation, if Crescent did not retain any significant continuing involvement after the sale, Crescent classified the project as “discontinued operations” as required by SFAS No. 144.

Other

In the first quarter of 2005, Duke Energy’s Grays Harbor facility was sold to an affiliate of Invenergy LLC, resulting in a pre-tax gain of approximately $21 million.

In the third quarter of 2005, Duke Energy completed the sale of Bayside Power L.P. (Bayside) to affiliates of Irving Oil Limited (Irving), under which Irving would purchase Duke Energy’s 75% interest in Bayside. Bayside was consolidated with the adoption of FIN 46R on March 31, 2004. Therefore, operating results for Bayside subsequent to March 31, 2004 are included in (Loss) Income from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The former DENA assets divested included:

•

Approximately 6,100 MW of power generation located primarily in the Western and Eastern United States, including all of the commodity contracts (primarily forward gas and power contracts) related to these facilities,

•

All remaining commodity contracts related to former DENA’s Southeastern generation operations, which were substantially disposed of in 2004, and certain commodity contracts related to former DENA’s Midwestern power generation facilities, and

•	Contracts related to former DENA’s energy marketing and management activities, which include gas storage and transportation, structured power and other contracts.

The results of operations of former DENA’s Western and Eastern United States generation assets, including related commodity contracts, certain contracts related to former DENA’s energy marketing and management activities and certain general and administrative costs, are required to be classified as discontinued operations for current and prior periods in the accompanying Consolidated Statements of Operations.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Management retained former DENA’s Midwestern generation assets, consisting of approximately 3,600 MW of power generation, and certain contracts related to the Midwestern generating facilities, as the merger with Cinergy provided a sustainable business model for those assets (see Note 2 for further details on the Cinergy merger). Accordingly, these assets do not qualify for discontinued operations classification and remain in continuing operations as a component of the Commercial Power segment. Also transferred to Commercial Power were the remnants of former DENA’s Southeastern generation operations, including related commodity contracts, which did not meet the requirements for discontinued operations classification due to Duke Energy’s continuing involvement with these operations. In addition, management is continuing to wind down the limited remaining operations of DETM, the results of which will be reported in Other’s continuing operations until the wind down of the operations is complete.

In connection with this exit plan, Duke Energy recognized pre-tax losses of approximately $1.1 billion in 2005. These losses principally related to:

•	The discontinuation of the normal purchase/normal sale exception for certain forward power and gas contracts (an approximate $1.9 billion pre-tax charge)
•

The reclassification of approximately $1.2 billion of pre-tax deferred net gains in AOCI for cash flow hedges of forecasted gas purchase and power sale transactions that will no longer occur as a result of the exit plan

•

Pre-tax impairments of approximately $0.2 billion to reduce the carrying value of the plants that were sold at their estimated fair value less cost to sell. Fair value of the assets sold was estimated based upon the signed agreement with LS Power, as previously discussed.

•	Pre-tax losses of approximately $0.4 billion as the result of selling certain gas transportation and structured contracts (as discussed further below), and
•

Pre-tax deferred gains in AOCI of approximately $0.2 billion related to the discontinued cash flow hedges of forecasted gas purchase and power sale transactions, which were recognized as the forecasted transactions occurred.

As of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million, which included approximately $40 million to $60 million of severance, retention and other transaction costs (see Note 12). Included in these amounts were the effects of former DENA’s November 2005 agreement to sell substantially all of its commodity contracts related to the Southeastern generation operations, which were substantially disposed of in 2004, certain commodity contracts related to former DENA’s Midwestern power generation facilities, and contracts related to former DENA’s energy marketing and management activities. Excluded from the contracts sold to Barclays were commodity contracts associated with the near-term value of former DENA’s West and Northeastern generation assets and with remaining gas transportation and structured power contracts. Approximately $470 million was incurred during the year ended December 31, 2005, approximately $400 million of which was recognized in (Loss) Income From Discontinued Operations, net of tax.

Among other things, the agreement with Barclays provided that all economic benefits and burdens under the contracts were transferred to Barclays. Cash consideration paid to Barclays amounted to approximately $100 million in 2005 and approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided Duke Energy with cash equal to the net cash collateral posted by former DENA under the contracts of approximately $540 million. The novation or assignment of physical power contracts was subject to FERC approval, which was received in January 2006.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

14. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2007	2006
	(Years)	(in millions)
Land	—	$673	$805
Plant—Regulated
Electric generation, distribution and transmission(a)	8 – 125	31,605	29,611
Natural gas transmission and distribution	12 – 60	1,436	12,380
Gathering and processing facilities(a)	—	—	2,204
Other buildings and improvements(a)	25 – 100	569	627
Plant—Unregulated
Electric generation, distribution and transmission(a)	8 – 100	3,923	3,623
Natural gas transmission and distribution	1	4	68
Gathering and processing facilities	6	3	194
Other buildings and improvements(a)	10 – 90	1,777	2,479
Nuclear fuel	—	864	890
Equipment(a)	3 – 33	633	954
Vehicles	5 – 33	64	144
Construction in process	—	2,712	2,257
Other(a)	5 – 33	1,793	2,094

Total property, plant and equipment		46,056	58,330
Total accumulated depreciation—regulated(b), (c)		(13,590)	(15,538)
Total accumulated depreciation—unregulated(c)		(1,356)	(1,345)

Total net property, plant and equipment(d)		$31,110	$41,447

(a)	Includes capitalized leases of approximately $183 million for 2007 and $165 million for 2006.
(b)	Includes accumulated amortization of nuclear fuel: $485 million for 2007 and $541 million for 2006.
(c)	Includes accumulated amortization of capitalized leases: $38 million for 2007 and $33 million for 2006.
(d)	Approximately $15.6 billion of gross property, plant and equipment and $3.2 billion of accumulated depreciation was distributed from Duke Energy as part of the spin-off the natural gas businesses on January 2, 2007.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $71 million for 2007, $56 million for 2006, and $23 million for 2005.

15. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2007	2006
			(in millions)
Unsecured debt	6.9%	2008 – 2037	$6,801	$14,504
Secured debt	6.5%	2008 – 2017	589	1,453
First and refunding mortgage bonds	5.2%	2008 – 2032	1,507	1,507
Capital leases	5.5%	2008 – 2025	108	94
Other debt(a)	4.6%	2008 – 2041	1,744	1,875
Commercial paper(b)	5.3%		1,042	751
Fair value hedge carrying value adjustment			28	43
Unamortized debt discount and premium, net			(53)	(54)

Total debt(c)			11,766	20,173
Current maturities of long-term debt			(1,526)	(1,605)
Short-term notes payable and commercial paper(d)			(742)	(450)

Total long-term debt(e)			$9,498	$18,118

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

(a)	Includes $1,569 million and $1,329 million of Duke Energy pollution control bonds as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, $361 million and $408 million, respectively, was secured by first and refunding mortgage bonds and $344 million was secured by a letter of credit for both years.
(b)	Includes $300 million as of both December 31, 2007 and 2006 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity were 17 days as of December 31, 2007 and 25 days as of December 31, 2006.
(c)	As of December 31, 2007, $571 million of debt was denominated in Brazilian Reals. As of December 31, 2006, $508 million of debt was denominated in Brazilian Reals and $3,820 million of debt was denominated in Canadian dollars.
(d)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 5.3% and 5.4% as of December 31, 2007 and December 31, 2006, respectively.
(e)	Approximately $8.6 billion of debt included on Duke Energy’s balance sheet at December 31, 2006 was distributed from Duke Energy as part of the spin-off the natural gas businesses on January 2, 2007.

Unsecured Debt. At both December 31, 2007 and 2006, approximately $629 million of pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy the ability to refinance these short-term obligations on a long-term basis.

In June 2007, Duke Energy Carolinas issued $500 million principal amount of 6.10% senior unsecured notes due June 1, 2037. The net proceeds from the issuance were used to redeem commercial paper that was issued to repay the outstanding $249 million 6.6% Insured Quarterly Senior Notes due 2022 on April 30, 2007, and approximately $110 million of convertible senior notes discussed below. The remainder was used for general corporate purposes.

In November 2007, Duke Energy Carolinas issued $100 million in tax-exempt floating-rate bonds. The bonds are structured as insured auction rate securities, subject to an auction process every 35 days and bear a final maturity of 2040. The initial interest rate was set at 3.65%. The bonds were issued through the North Carolina Capital Facilities Finance Agency to fund a portion of the environmental capital expenditures at the Belews Creek and Allen Steam Stations.

In December 2007, Duke Energy Ohio issued $140 million in tax-exempt floating-rate bonds. The bonds are structured as insured auction rate securities, subject to an auction process every 35 days and bear a final maturity of 2041. The initial interest rate was set at 4.85%. The bonds were issued through the Ohio Air Quality Development Authority to fund a portion of the environmental capital expenditures at the Conesville, Stuart and Killen Generation Stations in Ohio.

In November 2006, Union Gas Limited (Union Gas) issued 4.85% fixed-rate debenture bonds denominated in 125 million Canadian dollars (approximately $108 million U.S. dollar equivalents as of the closing date) due in 2022.This debt was distributed from Duke Energy as part of the spin-off of the natural gas businesses on January 2, 2007 (see Note 1).

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

In September 2006, Union Gas entered into a fixed-rate financing agreement denominated in 165 million Canadian dollars (approximately $148 million in U.S. dollar equivalents as of the issuance date) due in 2036 with an interest rate of 5.46%. This debt was included in the spin-off of Spectra Energy on January 2, 2007 (see Note 1). This debt was distributed from Duke Energy as part of the spin-off of the natural gas businesses on January 2, 2007.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Convertible Senior Notes. In May 2003, Duke Energy issued approximately $770 million of 1.75% convertible senior notes that were convertible into Duke Energy common stock at a premium of 40% above the May 1, 2003 closing common stock market price of $16.85 per share. The conversion of these senior notes into shares of Duke Energy common stock was contingent upon the occurrence of certain events during specified periods. These events included whether the price of Duke Energy common stock reached specified thresholds, the credit rating of Duke Energy fell below certain thresholds, the convertible notes were called for redemption by Duke Energy, or specified transactions had occurred. In addition to the aforementioned events that could trigger early redemption, holders of the senior notes could require Duke Energy to purchase all or a portion of their senior notes for cash on May 15, 2007, May 15, 2012, and May 15, 2017, at a price equal to the principal amount of the senior notes plus accrued interest, if any. Additionally, Duke Energy could redeem, for cash, all or a portion of the senior notes at any time on or after May 20, 2007, at a price equal to the sum of the issue price plus accrued interest, if any, on the redemption date.

During 2006, as a result of the market price of Duke Energy common stock achieving a specified threshold, approximately 27 million shares of common stock were issued related to conversions by holders of the convertible senior notes, which resulted in the retirement of approximately $632 million of convertible senior notes. At December 31, 2006, unsecured debt included approximately $110 million of these convertible senior notes, which were potentially convertible into approximately 4.7 million shares of common stock and included as outstanding shares in the diluted EPS calculation (see Note 19).

On May 15, 2007, pursuant to the terms of the debt agreement, substantially all of the holders of the Duke Energy convertible senior notes required Duke Energy to repurchase the balance then outstanding at a price equal to 100% of the principal amount plus accrued interest. In May 2007, Duke Energy repurchased approximately $110 million of the convertible senior notes. At December 31, 2007, all convertible senior notes had been redeemed.

In connection with the spin-off of Spectra Energy on January 2, 2007 (see Note 1), Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible senior notes pursuant to the antidilution provisions of the indenture agreement, resulting in a pre-tax charge of approximately $21 million during the three months ended March 31, 2007, which is recorded in Other Income and Expenses, net in the Consolidated Statements of Operations.

Secured Debt. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries an interest rate of 5.25% due January 15, 2018 and $500 million carries an interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance will be used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper.

Accounts Receivable Securitization. Duke Energy securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary. DERF is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy. As a result of the securitization, on a daily basis Duke Energy sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy’s franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citicorp North America, Inc., which terminates in September 2009. The credit facility and related securitization documentation contain several covenants, including covenants with respect to the accounts receivable held by DERF, as well as a covenant requiring that the ratio of Duke Energy consolidated indebtedness to Duke Energy consolidated capitalization not exceed 65%. As of December 31, 2007 and 2006, the interest rate associated with the credit facility, which is based on commercial paper rates, was 5.3% and 5.8%, respectively, and $300 million was outstanding under the credit facility as of both dates. The securitization transaction was not structured to meet the criteria for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and accordingly is reflected as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the $300 million outstanding balance of the credit facility was secured by approximately $532 million and $476 million, respectively, of accounts receivable held by DERF. The obligations of DERF under the credit facility are non-recourse to Duke Energy.

Other Assets Pledged as Collateral. As of December 31, 2007, substantially all of U.S. Franchised Electric and Gas’ electric plant in service is mortgaged under the indenture relating to Duke Energy Carolinas’; Duke Energy Ohio’s and Duke Energy Indiana’s various series of first and refunding mortgage bonds.

Floating Rate Debt. Unsecured debt, secured debt and other debt included approximately $2.4 billion and $2.7 billion of floating-rate debt as of December 31, 2007 and 2006, respectively, which excludes approximately $571 million and $500 million of Brazilian

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

debt at December 31, 2007 and 2006, respectively, that is indexed annually to Brazilian inflation. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate for debt denominated in U.S. dollars. As of December 31, 2007 and 2006, the average interest rate associated with floating-rate debt was approximately 4.9% and 4.8%, respectively.

At December 31, 2006, Other debt included approximately $326 million of notes payable related to Cinergy’s Trust Preferred Securities (see Note 22), which matured and was repaid in full in February 2007. The entire outstanding balance of the debt was classified within Current Maturities of Long-term Debt on the Consolidated Balance Sheets at December 31, 2006.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2007

(in millions)
2008	$1,526
2009	955
2010	708
2011	263
2012	1,854
Thereafter	5,718

Total long-term debt, including current maturities(a)	$11,024

(a)	Excludes short-term notes payable and commercial paper of $742 million.

Duke Energy has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy’s ability to repay these obligations prior to their scheduled maturity.

Duke Energy may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). As of December 31, 2007, Duke Energy had $10 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy’s senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $21 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy’s senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s. As of February 1, 2008, Duke Energy Carolinas’ senior unsecured credit rating was A- at S&P and Baa2 at Moody’s.

Available Credit Facilities and Restrictive Debt Covenants. During the year ended December 31, 2007, Duke Energy’s consolidated credit capacity decreased by approximately $1,468 million as a result of the spin-off of the natural gas businesses on January 2, 2007. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. See table below for the borrowing sub limits for specific Duke Energy entities. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program. In addition, the commercial paper program at Duke Energy Carolinas was increased from $650 million to $700 million.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2007, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Credit Facilities Summary as of December 31, 2007 (in millions)

	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
Duke Energy Corporation
$2,650 multi-year syndicated(a), (b), (c)	June 2012	$2,650	$579	$32	$611
Duke Energy Carolinas, LLC		—	450	7	457

Total(d)		$2,650	$1,029	$39	$1,068

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains $850 million sub limit for Duke Energy, $800 million sub limit for Duke Energy Carolinas, $500 million sub limit for Duke Energy Ohio, $400 million sub limit for Duke Energy Indiana and a $100 million sub limit for Duke Energy Kentucky, Inc.
(d)	This summary excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements.

Other Loans. During 2007 and 2006, Duke Energy had loans outstanding against the cash surrender value of the life insurance policies that it owns on the lives of its executives. The amounts outstanding were $367 million as of December 31, 2007 and $594 million as of December 31, 2006. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other Assets on the Consolidated Balance Sheets.

16. Preferred and Preference Stock at Duke Energy

As of December 31, 2007 and 2006, there were 44 million authorized shares of preferred stock, par value $0.001 per share, with no such preferred shares outstanding.

Preferred and Preference Stock of Duke Energy’s Subsidiaries. In connection with the Westcoast Energy, Inc. (Westcoast) acquisition in 2002, Duke Energy assumed approximately $411 million of authorized and issued redeemable preferred and preference shares at Westcoast and Union Gas. Since these preferred and preference shares were redeemable at the option of holder, as well as Westcoast and Union Gas, these preferred and preference shares did not meet the definition of a mandatorily redeemable instrument under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” As such, these preferred and preference shares were considered contingently redeemable shares and the balance of approximately $225 million was included in Minority Interests on the Consolidated Balance Sheets at December 31, 2006. The obligation associated with these preferred and preference shares was transferred to Spectra Energy in connection with the spin-off of the natural gas businesses on January 2, 2007.

Additionally, in May 2006, Duke Energy redeemed, at par plus accrued and unpaid dividends, approximately $11 million of authorized and issued Duke Energy Indiana preferred stock, which had been acquired by Duke Energy in connection with the Cinergy merger in April 2006.

17. Commitments and Contingencies

General Insurance

Duke Energy carries insurance and reinsurance coverages either directly or through its captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy’s operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Duke Energy’s by-laws and (5) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In 2006, Bison was a member of Oil Insurance Limited (OIL) and sEnergy Insurance Limited (sEnergy), which provided property and business interruption reinsurance coverage respectively for Duke Energy’s non-nuclear facilities. Duke Energy accounts for these memberships under the cost method, as it did not have the ability to exert significant influence over these investments. Bison terminated its membership in OIL effective December 31, 2006 and paid a withdrawal premium during 2007 as a result of this decision. sEnergy ceased insuring events subsequent to May 15, 2006 and is currently winding down its operations and settling its outstanding claims. Bison will continue to pay additional premiums to sEnergy as it settles its outstanding claims during its wind-down; however, Duke Energy does not anticipate that the payments associated with the settlement of these outstanding claims will have a material impact on its consolidated results of operations, cash flows or financial position.

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

Excess Liability Program. This program currently provides approximately $10.5 billion of coverage through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. The $10.5 billion is the sum of the current potential cumulative retrospective premium assessments of $101 million per licensed commercial nuclear reactor. This would be increased by $101 million for each additional commercial nuclear reactor licensed, or reduced by $101 million for nuclear reactors no longer operational and may be exempted from the risk pooling program. Under this program, licensees could be assessed retrospective premiums to compensate for public liability damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public liability damages exceed primary liability insurance, licensees may be assessed up to $101 million for each of their licensed reactors, payable at a rate not to exceed $15 million a year per licensed reactor for each incident. The assessment and rate are subject to indexing for inflation and may be subject to state premium taxes.

Duke Energy is a member of Nuclear Electric Insurance Limited (NEIL), which provides property and accidental outage insurance coverage for Duke Energy’s nuclear facilities under three policy programs:

Primary Property Insurance. This policy provides $500 million of primary property damage coverage for each of Duke Energy’s nuclear facilities.

Excess Property Insurance. This policy provides excess property, decontamination and decommissioning liability insurance: $2.25 billion for the Catawba Nuclear Station and $1.0 billion each for the Oconee and McGuire Nuclear Stations. The Oconee and McGuire Nuclear Stations also share an additional $1.0 billion insurance limit above this excess. This shared limit is not subject to reinstatement in the event of a loss.

Accidental Outage Insurance. This policy provides business interruption and/or extra expense coverage resulting from an accidental outage of a nuclear unit. Each McGuire and Catawba unit is insured for up to $3.5 million per week, and the Oconee units are insured for up to $2.8 million per week. Coverage amounts decline if more than one unit is involved in an accidental outage. Initial coverage begins after a 12-week deductible period for Catawba and a 26-week deductible period for McGuire and Oconee and continues at 100% for 52 weeks and 80% for the next 110 weeks. The McGuire and Catawba policy limit is $490 million and the Oconee policy limit is $392 million.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In the event of large industry losses, NEIL’s Board of Directors may assess Duke Energy for amounts up to 10 times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$38 million, Excess Property Insurance—$43 million and Accidental Outage Insurance—$22 million.

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident, and second, to decontaminate before any proceeds can be used for decommissioning, plant repair or restoration.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material adverse effect on Duke Energy’s results of operations, cash flows or financial position.

The maximum assessment amounts include 100% of Duke Energy’s potential obligation to NEIL for the Catawba Nuclear Station. However, the other joint owners of the Catawba Nuclear Station are obligated to assume their pro rata share of liability for retrospective premiums and other premium assessments resulting from the Price-Anderson Act’s excess secondary financial protection program of risk pooling, or the NEIL policies.

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

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR and CAIR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program beginning in 2010. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2.

The emission controls Duke Energy is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with CAIR requirements (see Note 4). In addition, Duke Energy currently estimates that its Midwest electric operations will spend approximately $300 million between 2008 and 2012 to comply with Phase 1 of CAIR and approximately $200 million for CAIR Phase 2 compliance costs over the period 2008-2017. The IURC issued an order in 2006 granting Duke Energy Indiana approximately

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

$1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP.

On February 8, 2008 the U.S. Court of Appeals for the District of Columbia issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. The decision creates uncertainty regarding future mercury emission reduction requirements and their timing. Barring reversal of the decision if appealed, there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants while EPA conducts a new rulemaking. Duke Energy is unable to estimate the costs to comply with a new EPA rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $300 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Deferred Credits and Other Liabilities and Other Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $52 million and $73 million as of December 31, 2007 and 2006, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Accordingly, contingent litigation and claims associated with the natural gas businesses were transferred to Spectra Energy effective with the spin-off and Duke Energy has no future obligation associated with such matters.

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

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six of Duke Energy owned and co-owned generating stations in the Midwest. Additionally, the suit claims that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. In addition, three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law, that 11 of 23 projects undertaken at the units do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of EPA’s interpretation of the applicable regulations. The defendants filed motions for reconsideration, which were denied. A jury trial has been set to commence on May 5, 2008.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In March 2000, the United States also filed suit in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and Duke Energy Ohio. This suit is being defended by CSP (the CSP case). A trial on liability issues was conducted in July 2005. On October 9, 2007, CSP announced a settlement of its case. The settlement includes commitments by CSP to construct environmental equipment or otherwise to reduce emissions at certain plants and the payment of penalties and money to various environmental projects. Duke Energy does not expect the settlement to have a material impact on its consolidated results of operations, cash flows, or financial position. In addition, Cinergy and Duke Energy Ohio have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. On December 14, 2007, the Court ordered a stay of the litigation for sixty days pending settlement negotiations among the parties. A trial has been set to commence in August 2008.

Other than the CSP case, it is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these matters. Ultimate resolution of these matters, even in settlement, could have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. However, Duke Energy will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Duke Energy and Cinergy were served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals. Briefing is ongoing in the Fifth Circuit. It is not possible to predict with certainty whether Duke Energy or Cinergy will incur any liability or to estimate the damages, if any, that Duke Energy or Cinergy might incur in connection with this matter.

San Diego Price Indexing Cases. Duke Energy and several of its affiliates, as well as other energy companies, have been parties to 25 lawsuits which have been coordinated as the “Price Indexing Cases” in San Diego, California. Twelve of the lawsuits sought class-action certification. The plaintiffs allege that the defendants conspired to manipulate the price of natural gas in violation of state and/or federal antitrust laws, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. In December 2006, Duke Energy executed an agreement to settle the 12 class action cases. In June 2007, judgment granting final approval to the class action settlement was entered. The settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. In December 2007, Duke Energy reached a settlement in principle to settle the remaining 13 cases, subject to the negotiation and execution of a settlement agreement, which was executed in February 2008. The proposed settlement will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Price Reporting Cases. A total of 12 lawsuits have been filed against Duke Energy affiliates and other energy companies. Seven of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases appealed their respective rulings. On September 24, 2007, the Ninth Circuit reversed the prior rulings and remanded four of the cases to the District Court for further proceedings. Defendants request for reconsideration was denied. In July 2007, the judge in two of the cases reconsidered and reversed his prior ruling dismissing the cases. The seventh case was appealed to the Tennessee Court of Appeals, where oral argument was heard in November 2007 and a decision is pending. In February 2008, the judge in one of the cases granted a motion to dismiss and entered judgment in favor of DETM. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. Duke Energy is unable to express an opinion regarding the probable outcome or estimate damages, if any, related to these matters at this time.

Western Electricity Litigation. Plaintiffs, on behalf of themselves and others, in three lawsuits allege that Duke Energy affiliates, among other energy companies, artificially inflated the price of electricity in certain western states. Two of the cases were dismissed and plaintiffs appealed to the U.S. Court of Appeal for the Ninth Circuit. Of those two cases, one was dismissed by agreement in March 2007. Oral arguments in the other case was heard before the U.S. Ninth Circuit Court of Appeals in April 2007. In November 2007 the court issued an opinion affirming dismissal and plaintiffs filed a motion for rehearing. In December 2006, a fourth case, the single remaining electricity case pending in California state court was dismissed. Plaintiffs in these cases seek damages in unspecified amounts. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits, but Duke Energy does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

ExxonMobil Disputes. In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, ExxonMobil) filed a Demand for Arbitration against Duke Energy, DETMI Management Inc. (DETMI), DTMSI Management Ltd. (DTMSI) and other affiliates of Duke Energy. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, ExxonMobil alleged that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. ExxonMobil sought to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were specified at the arbitration hearing and totaled approximately $125 million (excluding interest). Duke Energy denied these allegations and filed counterclaims asserting that ExxonMobil breached its Venture obligations and other contractual obligations. In March 2007, Duke Energy and ExxonMobil executed a settlement agreement for global settlement of both parties’ claims. The resolution of this matter did not have a material effect on Duke Energy’s consolidated results of operations, cash flows or financial position. The gas supply agreements with other parties, under which DEMLP continues to remain obligated, are currently estimated to result in losses of up to approximately $70 million through 2011. As Duke Energy has an ownership interest of approximately 60% in DEMLP, only 60% of any losses would impact pre-tax earnings for Duke Energy. However, these losses are subject to change in the future in the event of changes in market conditions and underlying assumptions.

Cherokee County Property Litigation. Duke Energy Carolinas filed suit in July 2005 seeking specific performance of its asserted contract to purchase approximately 2,000 acres of land in Cherokee County, South Carolina and asking for a declaratory judgment to establish that a contract for sale existed. Defendants counterclaimed for slander of title and abuse of process. In December 2005, the court dismissed Duke Energy Carolinas’ claims and Defendants’ amended their counterclaims. As amended, Defendants’ counterclaims alleged slander of title, abuse of process, tortuous interference with prospective contracts of others in the energy market and tortuous interference with contract. A hearing on Duke Energy Carolinas’ Motion for Summary Judgment was held in April 2007 and the judge ruled in May 2007 dismissing Defendants’ slander of title claims. On May 30, 2007, the parties settled this matter. The resolution of this matter did not have a material effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (e.g., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. The plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A second class action lawsuit was filed in federal court in South Carolina, alleging similar claims and seeking to represent the same class of defendants. The second case has been voluntarily dismissed, without prejudice, effectively consolidating it with the first case. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007 and a decision is pending. The matter is currently in discovery with a tentative trial date in July 2008. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Ohio Antitrust Lawsuit. In January, 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy (then Cinergy and The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy strongly denies the allegations made in the lawsuit and intends to defend itself vigorously. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska, brought the action on their own behalf and on behalf of the village’s approximately 400 residents. The lawsuit alleges that defendants’ emissions of carbon dioxide contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to the global warming. Plaintiffs seek unspecified monetary damages, attorneys fees and expenses. Duke Energy has not yet been served with this lawsuit. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,082 million and $1,159 million as of December 31, 2007 and 2006, respectively, and are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss of $1,082 million to $1,350 million for current and future asbestos claims through 2027. The reserves balance of $1,082 million as of December 31, 2007 consists of approximately $182 million related to known claimants and approximately $900 million related to unknown claimants. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through December 31, 2007, Duke Energy has made approximately $460 million in payments that apply to this retention. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets as of December 31, 2007 and 2006, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims or any significant solvency concerns related to the insurance carrier.

Duke Energy Indiana and Duke Energy Ohio have also been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. The impact on Duke Energy’s consolidated results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana and Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

EI UK Holdings, Inc. Settlement. In March, 2004, EI UK Holdings, Inc., a subsidiary of FirstEnergy Corp, filed a complaint in Ohio State Court. The complaint alleged that Cinergy, and an affiliate, had breached certain agreements and sought indemnification from Cinergy. The case went to trial and on February 14, 2008, the jury returned a verdict in favor of EI UK Holdings and against Cinergy and its affiliate and awarded EI UK Holdings $15 million, plus interest.

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

Duke Energy has exposure to certain legal matters that are described herein. As of December 31, 2007 and 2006, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion and $1.3 billion, respectively, for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. As of December 31, 2007, Duke Energy has recognized approximately $1,040 million of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Energy expenses legal costs related to the defense of loss contingencies as incurred.

Litigation Matters Transferred to Spectra Energy

As previously discussed, contingent litigation and claims associated with the natural gas businesses were transferred to Spectra Energy effective with the spin-off and Duke Energy has no future obligation associated with such matters. The following matters, which were transferred by Duke Energy as part of the spin-off and subsequently settled by Spectra Energy in 2007, impacted Duke Energy’s consolidated results of operations during the year ended December 31, 2006:

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Other Commitments and Contingencies

Commercial Power produced synfuel from facilities that qualified for tax credits (through 2007) in accordance with Section 29/45K of the Internal Revenue Code if certain requirements were satisfied. Section 29/45K provided for a phase-out of the credit if the average price of crude oil during a calendar year exceeded a specified threshold. The phase-out was based on a prescribed calculation and definition of crude oil prices. The exposure to synfuel tax credit phase-out was monitored as Duke Energy was able to reduce or cease synfuel production based on the expectation of any potential tax credit phase-out. The objective of these activities was to reduce potential losses incurred if the reference price in a year exceeded a level triggering a phase-out of synfuel tax credits.

These credits reduced Duke Energy’s income tax liability and, therefore, Duke Energy’s tax expense recorded in (Loss) Income From Discontinued Operations, net of tax (see Note 13). Commercial Power’s sale of synfuel had generated $339 million in tax credits through December 31, 2005. After reducing for the possibility of phase-out, the amount of additional credits generated during the years ended December 31, 2007 and 2006 were approximately $84 million and $20 million, respectively. Duke Energy ceased production of synfuel upon the expiration of the tax credits at the end of 2007.

The Internal Revenue Service (IRS) has completed the audit of Cinergy for the 2002, 2003, and 2004 tax years, including the synfuel facility owned during that period, which represents $222 million of tax credits generated during the aforementioned audit period. The IRS has not proposed any adjustment that would disallow the credits claimed during that period. Subsequent periods are still subject to audit. Duke Energy believes that it operated in conformity with all the necessary requirements to be allowed such credits under Section 29/45K.

Duke Energy was party to an agreement with a third party service provider related to certain future purchases. The agreement, which was amended and extended in September 2007, contained certain damage payment provisions if qualifying purchases were not initiated by September 2008. In the fourth quarter of 2006, Duke Energy initiated early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million. During the year ended December 31, 2007, Duke Energy paid the third party service provider approximately $20 million, which directly reduced Duke Energy’s future exposure under the agreement, and further reduced the reserve by $45 million based upon qualifying purchase commitments that, once satisfied, fulfills Duke Energy’s obligations under the agreement. Accordingly, at December 31, 2007, there was no remaining reserve associated with this agreement.

In October 2006, Duke Energy began an internal investigation into improper data reporting to the EPA regarding air emissions under the NOx Budget Program at Duke Energy’s DEGS of Narrows, L.L.C. power plant facility in Narrows, Virginia. The investigation has revealed evidence of falsification of data by an employee relating to the quality assurance testing of its continuous emissions monitoring system to monitor heat input and NOx emissions. In December 2006, Duke Energy voluntarily disclosed the potential violations to the EPA and Virginia Department of Environmental Quality (VDEQ), and in January 2007, Duke Energy made a full written disclosure of the investigation’s findings to the EPA and the VDEQ. In December 2007, the EPA issued a notice of violation. Duke Energy has taken appropriate disciplinary action, including termination, with respect to the employees involved with the false reporting. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 18.

In addition, Duke Energy enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions.

See Note 18 for discussion of Calpine guarantee obligation.

Operating and Capital Lease Commitments

Duke Energy leases assets in several areas of its operations. Consolidated rental expense for operating leases included in income from continuing operations was $138 million in 2007, $110 million in 2006 and $66 million in 2005, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Consolidated rental expense for operating leases included in (Loss) Income From Discontinued Operations, net of tax, was $36 million in 2006 and $53 million in 2005. Amortization of assets recorded under capital leases was included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2007:

	Operating Leases	Capital Leases
	(in millions)
2008	$121	$17
2009	81	19
2010	75	14
2011	48	12
2012	39	12
Thereafter	260	34

Total future minimum lease payments	$624	$108

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

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payment on the obligation of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2007 was approximately $547 million. Approximately $404 million of the guarantees expire between 2008 and 2039, with the remaining performance guarantees having

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

no contractual expiration. In addition, Spectra Energy Capital is in the process of assigning performance guarantees with maximum potential amounts of future payments of approximately $123 million to Duke Energy, as discussed above. Duke Energy has indemnified Spectra Energy Capital for any losses incurred as a result of these guarantees during the assignment period.

Duke Energy uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Energy could have been required to make under these letters of credit as of December 31, 2007 was approximately $20 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and non-consolidated entities and expire in 2008.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of December 31, 2007, Duke Energy had guaranteed approximately $141 million of outstanding surety bonds related to obligations of non-wholly-owned entities, of which approximately $136 million relates to projects at Crescent. The majority of these bonds expire in various amounts in 2008; however, Duke Energy has a bond indemnity obligation through September 2009 for the Crescent projects related to these outstanding bonds.

Additionally, Duke Energy has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2008 to 2019, with others having no specific term. The maximum potential amount of future payments under these guarantees as of December 31, 2007 was approximately $72 million.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Energy. A subsidiary of Duke Energy unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and a subsidiary of Duke Energy remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross, undiscounted exposure under the guarantee obligation as of December 31, 2007 is approximately $200 million, including principal and interest payments. Duke Energy does not believe a loss under the guarantee obligation is probable as of December 31, 2007, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of December 31, 2007. No demands for payment of principal and interest have been made under the guarantee. This guarantee remained with Spectra Energy Capital subsequent to the spin-off and will not be assigned to Duke Energy; however, Duke Energy indemnified Spectra Energy Capital against any future losses that could arise from payments required under this guarantee. In January 2008, Calpine Corporation announced that it had successfully emerged from Chapter 11 bankruptcy protection and officially concluded its Chapter 11 reorganization.

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

At December 31, 2007, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

19. Earnings Per Share

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

The following tables illustrate Duke Energy’s basic and diluted EPS calculations and reconcile the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2007, 2006, and 2005.

(in millions, except per share data)	Income	Average Shares	EPS
2007
Income from continuing operations—basic	$1,522	1,260	$1.21

Effect of dilutive securities:
Stock options, phantom, performance and restricted stock		5
Contingently convertible bond	—	1

Income from continuing operations—diluted	$1,522	1,266	$1.20

2006
Income from continuing operations—basic	$1,080	1,170	$0.92

Effect of dilutive securities:
Stock options, phantom, performance and restricted stock		4
Contingently convertible bond	4	14

Income from continuing operations—diluted	$1,084	1,188	$0.91

2005
Income from continuing operations	$893
Less: Dividends and premiums on redemption of preferred and preference stock	(12)

Income from continuing operations—basic	881	934	$0.94

Effect of dilutive securities:
Stock options, phantom, performance and restricted stock		4
Contingently convertible bond	8	32

Income from continuing operations—diluted	$889	970	$0.92

The increase in weighted-average shares outstanding for the year ended December 31, 2007 compared to the same period in 2006 was due primarily to the April 2006 issuance of approximately 313 million shares in conjunction with the merger with Cinergy (see Note 1), the conversion of debt into approximately 27 million shares of Duke Energy common stock during the year ended December 31, 2006 (see Note 15), and the repurchase and retirement of approximately 17.5 million shares of Duke Energy common stock during the year ended December 31, 2006.

As of December 31, 2007, 2006 and 2005, approximately 13 million, 14 million and 19 million, respectively, of options, unvested stock, performance and phantom stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

20. Stock-Based Compensation

Effective January 1, 2006, Duke Energy adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

the requisite service period. Prior to the adoption of SFAS No. 123(R), Duke Energy applied APB 25 and FIN 44, and provided the required pro forma disclosures of SFAS No. 123. Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

Duke Energy elected to adopt the modified prospective application method as provided by SFAS No. 123(R), and accordingly, financial statement amounts from the year ended December 31, 2005 presented in this Form 10-K have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

The following table shows what earnings available for common stockholders, basic earnings per share and diluted earnings per share would have been if Duke Energy had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation awards during the year ended December 31, 2005.

Pro Forma Stock-Based Compensation

Year ended December 31, 2005
(in millions, except per share amounts)
Earnings available for common stockholders, as reported	$1,812
Add: stock-based compensation expense included in reported earnings available to common stockholders, net of related tax effects	30
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(32)

Pro forma earnings available for common stockholders, net of related tax effects	$1,810
Earnings per share:
Basic—as reported	$1.94
Basic—pro forma	$1.94
Diluted—as reported	$1.88
Diluted—pro forma	$1.87

Duke Energy’s 2006 Long-term Incentive Plan (the 2006 Plan), approved by shareholders in October 2006, reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan supersedes Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), and no additional grants will be made from the 1998 Plan. Under the 2006 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. In 2008, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or vested. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the years ended December 31, 2007, 2006 and 2005 as follows, the components of which are further described below:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Stock Options	$5	$7	$—
Stock Appreciation Rights	—	1	—
Phantom Stock	20	30	17
Performance Awards	12	24	19
Other Stock Awards	2	2	1

Total	$39	$64	$37

The tax benefit associated with the recorded expense in Income From Continuing Operations for the years ended December 31, 2007, 2006 and 2005 was approximately $15 million, $24 million and $14 million, respectively. There were no material differences in income from continuing operations, income tax expense, net income, cash flows, or basic and diluted earnings per share from the adoption of SFAS No. 123(R). As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to its shareholders, and the results of these businesses are presented as discontinued operations. Accordingly, pre-tax stock-based compensation expense of approximately $18 million and $10 million for the years ended December 31, 2006 and 2005, respectively, are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations. A corresponding tax benefit of approximately $7 million and $3 million for the years ended December 31, 2006 and 2005, respectively, are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price(a)	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2006	26,931	$17
Exercised	(4,032)	13
Forfeited or expired	(582)	22

Outstanding at December 31, 2007	22,317	$17	4.2	$94

Exercisable at December 31, 2007	20,288	$17	3.8	$86

Options Expected to Vest	2,004	$16	8.1	$8

(a)	Weighted-average exercise prices reflect the adjusted prices that resulted from the spin-off of Spectra Energy, as discussed above.

On December 31, 2006 and 2005, Duke Energy had approximately 22 million exercisable options with a weighted-average exercise price of $17 and $18, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $26 million, $46 million and $17 million, respectively. Cash received from options exercised during the year

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

ended December 31, 2007 was approximately $50 million, with a related tax benefit of approximately $10 million. Cash received from options exercised during the year ended December 31, 2006 was approximately $127 million, with a related tax benefit of approximately $17 million. Cash received from options exercised during the year ended December 31, 2005 was approximately $40 million, with a related tax benefit of approximately $6 million. At December 31, 2007, Duke Energy had approximately $2 million of future compensation cost which is expected to be recognized over a weighted-average period of 1.1 years.

There were no option grants during the twelve months ended December 31, 2007. Duke Energy granted 1,877,646 options (fair value of approximately $10 million based on a Black-Scholes model valuation) during the year ended December 31, 2006. There were no options granted during the year ended December 31, 2005. Remaining compensation expense to be recognized for unvested converted Cinergy options was determined using a Black-Scholes model.

Weighted-Average Assumptions for Option Pricing

2006
Risk-free interest rate(1)	4.78%
Expected dividend yield(2)	4.40%
Expected life(3)	6.29 yrs.
Expected volatility(4)	24%

(1)	The risk free rate is based upon the U.S. Treasury Constant Maturity rates as of the grant date.
(2)	The expected dividend yield is based upon annualized dividends and the 1-year average closing stock price.
(3)	The expected term of options is derived from historical data.
(4)	Volatility is based upon 50% historical and 50% implied volatility. Historic volatility is based on the weighted average between Duke Energy and Cinergy historical volatility over the expected life using daily stock prices. Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights. Payments for cash settled awards during the year ended December 31, 2007 were immaterial.

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 1,163,180 shares (fair value of approximately $23 million) based on the market price of Duke Energy’s common stock at the grant dates in the year ended December 31, 2007, 1,181,370 shares (fair value of approximately $34 million) in the year ended December 31, 2006, and 1,139,880 shares (fair value of approximately $31 million) in the year ended December 31, 2005. Converted Cinergy phantom stock awards are paid in cash and are measured and recorded as liability awards.

The following table summarizes information about phantom stock awards outstanding at December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2006	2,612,320	$27
Granted	1,163,180	20
Vested	(1,246,764)	25
Forfeited	(138,626)	23

Outstanding at December 31, 2007	2,390,110	$24

Phantom Stock Awards Expected to Vest	2,276,691	$24

The total fair value of the shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $31 million, $23 million and $10 million, respectively. As of December 31, 2007, Duke Energy had approximately $14 million of future compensation cost which is expected to be recognized over a weighted-average period of 2.4 years.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Performance Awards

Stock-based awards outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2007 and 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other awards not containing market conditions are measured at grant date price. Duke Energy awarded 1,534,510 shares (fair value of approximately $23 million) in the year ended December 31, 2007, 1,610,350 shares (fair value of approximately $32 million, based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2006, and 1,275,020 shares (fair value of approximately $34 million, based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2005.

The following table summarizes information about stock-based performance awards outstanding at December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2006	4,126,280	$23
Granted	1,534,510	15
Vested	(1,430,506)	23
Forfeited	(319,271)	20

Outstanding at December 31, 2007	3,911,013	$20

Stock-based Performance Awards Expected to Vest	3,724,067	$20

The total fair value of the shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $34 million, $3 million and $3 million, respectively. As of December 31, 2007, Duke Energy had approximately $21 million of future compensation cost which is expected to be recognized over a weighted-average period of 1.1 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan generally vest over periods from three to five years. There were no other stock awards issued during the year ended December 31, 2007. Duke Energy awarded 279,000 shares (fair value of approximately $8 million) based on the market price of Duke Energy’s common stock at the grant dates in the year ended December 31, 2006, and 47,000 shares (fair value of approximately $1 million) in the year ended December 31, 2005.

The following table summarizes information about other stock awards outstanding at December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2006	426,507	$28
Vested	(67,109)	26
Forfeited	(35,366)	27

Outstanding at December 31, 2007	324,032	$28

Other Stock Awards Expected to Vest	305,368	$28

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The total fair value of the shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $2 million, $2 million and $1 million, respectively. As of December 31, 2007, Duke Energy had approximately $4 million of future compensation cost which is expected to be recognized over a weighted-average period of 2.3 years.

21. Employee Benefit Plans

Duke Energy Retirement Plans. Duke Energy and its subsidiaries (including legacy Cinergy businesses) maintain qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy U.S. employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of the their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains non-qualified, non-contributory defined benefit retirement plans which cover certain executives.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy made contributions of approximately $350 million and $124 million to the legacy Cinergy qualified pension plans during the years ended December 31, 2007 and 2006, respectively. Duke Energy did not make any contributions to its defined benefit retirement plans in 2005.

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the qualified retirement plans is 11 years. The average remaining service period of active employees covered by the non-qualified retirement plans is 10 years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets in a particular year on a straight line basis over the next five years.

Duke Energy adopted the funded status disclosure and recognition provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), effective December 31, 2006. Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Duke Energy used a September 30 measurement date for its defined benefit and other post-retirement plans. Additionally, as discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. As a result, the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans were transferred to Spectra Energy. The benefit obligation for the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans was $832 million at December 31, 2006. The fair value of plan assets for the Westcoast Canadian retirement plans and Westcoast other post-retirement benefit plans was $525 million at December 31, 2006. The remaining pension and other post-retirement plan assets and liabilities distributed to Spectra Energy as part of the spin-off are disclosed in the table below.

As a result of the change in measurement date, net periodic benefit cost of approximately $28 million for the three month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate reduction of retained earnings as of January 1, 2007. In addition, as reflected in the table below, changes in plan assets and plan obligations between September 30, 2006 and December 31, 2006 not related to net periodic benefit cost were recognized, net of tax, as an adjustment to AOCI and regulatory assets.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The table below identifies significant changes to the individual line items in Duke Energy’s Consolidated Balance Sheets during the year ended December 31, 2007 due to the factors above, for the Duke Energy retirement and other post-retirement plans (amounts in brackets represent credits).

	December 31, 2006	Adoption of SFAS No. 158 measurement date provisions and other	Spin-off of the natural gas businesses(a)	January 2, 2007
	(in millions)
Accrued pension and other postretirement benefit costs	$(1,947)	$(67)	$187	$(1,827)
Pre-funded pension costs	175	118	(60)	233
Regulatory Assets	595	(129)	(58)	408
Deferred income tax assets (liabilities)	115	28	(25)	118
Accumulated other comprehensive loss (income), net of tax(b)	197	22	(39)	180
Retained earnings, net of tax	—	28	(5)	—
(a)	These amounts are in addition to the assets and liabilities of the Westcoast plans that were also distributed to Spectra Energy.
(b)	Amounts in the “Spin-off of the natural gas businesses” column exclude approximately $109 million, net of tax, related to accumulated other comprehensive losses of Westcoast that were transferred in connection with the spin-off.

Qualified Pension Plans

Components of Net Periodic Pension Costs: Qualified Pension Plans

	For the Years Ended December 31,
	2007(a)	2006(b)	2005(b)
	(in millions)
Service cost	$96	$76	$47
Interest cost on projected benefit obligation	246	190	140
Expected return on plan assets	(319)	(243)	(196)
Amortization of prior service cost (credit)	5	(1)	(2)
Amortization of loss	32	49	32
Other	20	10	6

Net periodic pension costs	$80	$81	$27

(a)	These amounts exclude approximately $17 million and $14 million for the years ended December 31, 2007 and 2006, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude pre-tax qualified pension cost of approximately $21 million and $12 million for the years ended December 31, 2006 and 2005, respectively, primarily related to the Westcoast plans transferred to Spectra Energy, which is included in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Qualified Pension Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Regulatory Liabilities(a)

For the year ended December 31, 2007
(in millions)
Regulatory assets, net decrease	$(320)
Regulatory liabilities, net increase	(27)
Accumulated Other comprehensive (income)/loss
Deferred income tax liability	$19
Adoption of SFAS No.158 measurement date provisions and other	(37)
Spin-off of the natural gas businesses(b)	86
Actuarial gains and prior service cost arising during 2007	(83)
Amortization of prior year actuarial losses	(9)
Amortization of prior year prior service cost	(6)

Net amount recognized in Accumulated other comprehensive (income)/loss	$(30)

(a)	Excludes actuarial gains recognized in other comprehensive income of approximately $14 million, net of tax, associated with a Brazilian retirement plan.
(b)	Excludes approximately $91 million of losses, net of tax, in AOCI as of the date of the spin-off of the natural gas businesses related to Westcoast plans, which were included in the spin-off, thus resulting in an increase in AOCI.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2007	2006
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4,823	$2,853
Adoption of SFAS No. 158 measurement date provisions	93	—
Spin-off of the natural gas businesses	(476)	—
Service cost	96	93
Interest cost	246	207
Actuarial (gains)/ losses	(165)	42
Plan amendments	—	19
Benefits paid	(316)	(263)
Obligation assumed from acquisition	—	1,872

Obligation at measurement date	$4,301	$4,823

	As of and for the Years Ended December 31,
	2007	2006
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$4,324	$2,948
Adoption of SFAS No. 158 measurement date provisions	173	—
Spin-off of the natural gas businesses	(525)	—
Actual return on plan assets	315	316
Benefits paid	(316)	(263)
Employer contributions	350	124
Assets received from acquisition	—	1,199

Plan assets at measurement date	$4,321	$4,324

The accumulated benefit obligation was $4,004 million at December 31, 2007 and $4,408 million at September 30, 2006.

Qualified Pension Plans—Amounts Recognized in the Consolidated Balance Sheets Consist of:

	As of and for the Years Ended December 31,
	2007	2006
	(in millions)
Accrued pension liability	$(240)	$(674)
Pre-funded pension costs	260	175

Net amount recognized	$20	$(499)

As a result of the adoption of SFAS No. 158, certain previously unrecognized amounts were recognized in the amounts noted above with an offset to Accumulated Other Comprehensive Income, Deferred Income Taxes and Regulatory Assets as of December 31, 2006.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table provides the amounts related to Duke Energy’s qualified pension plans that are reflected in Other Regulatory Assets and Deferred Debits, Deferred Credits and Other Liabilties and AOCI on the Consolidated Balance Sheets at December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(in millions)
Regulatory assets	$161	$481
Regulatory liabilities	(27)	—
Accumulated other comprehensive income
Deferred income tax asset	(34)	(50)
Prior service cost	42	10
Net actuarial loss	48	126

Net amount recognized—Accumulated other comprehensive income	$56	$86

Of the amounts above, approximately $14 million of unrecognized losses and approximately $7 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2008.

Additional Information:

Qualified Pension Plans—Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2007	2006
	(in millions)
Projected benefit obligation	$1,619	$1,976
Accumulated benefit obligation	1,444	1,688
Fair value of plan assets	1,392	1,302

Qualified Pension Plans—Assumptions Used for Pension Benefits Accounting

Benefit Obligations	2007	2006	2005
	(percentages)
Discount rate	6.00	5.75	5.50
Salary increase	5.00	5.00	5.00

Determined Expense	2007	2006	2005
Discount rate	5.75	5.50-6.00	6.00
Salary increase	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

The discount rate used to determine the pension obligation is based on AA bond yields. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan. For legacy Cinergy plans, the discount rate used in 2006 to determine expense reflects remeasurement as of April 1, 2006 due to the merger between Duke Energy and Cinergy.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Qualified Pension Plan Assets

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category		2007	2006
U.S. equity securities	46%	46%	46%
Non-U.S. equity securities	18	18	19
Debt securities	32	32	32
Real estate	4	4	3

Total	100%	100%	100%

Assets for both the pension and other post retirement benefits are maintained in a Master Trust. The investment objective of the master trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation targets were set after considering the investment objective and the risk profile with respect to the trust. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The long-term rate of return of 8.5% as of December 31, 2007 for the Duke Energy U.S. assets was developed using a weighted-average calculation of expected returns based primarily on future expected returns across classes considering the use of active asset managers. The weighted-average returns expected by asset classes were 4.3% for U.S. equities, 1.7% for Non-U.S. equities, 2.2% for fixed income securities, and 0.3% for real estate.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs: Non-Qualified Pension Plans

	For the Years Ended December 31,
	2007	2006(a)	2005(a)
	(in millions)
Service cost	$2	$2	$1
Interest cost on projected benefit obligation	10	7	4
Expected return on plan assets	—	—	—
Amortization of prior service cost	2	1	1
Amortization of net transition (asset)/liability	—	—	1

Net periodic pension costs	$14	$10	$7

(a)	These amounts exclude pre-tax non-qualified pension cost of approximately $7 million and $6 million for the years ended December 31, 2006 and 2005, respectively, primarily related to the Westcoast plans transferred to Spectra Energy, which is included in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Nonqualified Pension Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

For the year ended December 31, 2007
(in millions)
Regulatory assets, net decrease	$(4)
Accumulated other comprehensive (income)/loss
Deferred income tax asset	(5)
Spin-off of the natural gas businesses(a)	3
Adoption of SFAS No. 158 measurement date provisions and other	13
Amortization of prior year prior service cost	(2)

Net amount recognized in accumulated other comprehensive income	$9

(a)	Excludes approximately $16 million of losses, net of tax, in AOCI as of the date of the spin-off of the natural gas businesses related to Westcoast plans, which were included in the spin-off, thus resulting in an increase in AOCI.

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2007	2006
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$199	$86
Adoption of SFAS No. 158 measurement date provisions	(1)	—
Spin-off of the natural gas businesses	(18)	—
Service cost	2	2
Interest cost	10	8
Actuarial (gains)/ losses	(2)	4
Plan amendments	1	(2)
Benefits paid	(19)	(36)
Obligation assumed from acquisition	—	137

Obligation at measurement date	$172	$199

	As of and for the Years Ended December 31,
	2007	2006
	(in millions)
Change in Fair Value of Plan Assets
Benefits paid	$(19)	$(36)
Employer contributions	19	36

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was $160 million at December 31, 2007 and $184 million at September 30, 2006.

Non-Qualified Pension Plans—Amounts Recognized in the Consolidated Balance Sheets

Consist of:

	As of December 31,
	2007	2006
	(in millions)
Accrued pension liability(a)	$(172)	$(178)

Net amount recognized	$(172)	$(178)

(a)	Includes approximately $15 million and $41 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively.

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

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in Other Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets at December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(in millions)
Regulatory assets	$—	$4
Accumulated other comprehensive income
Deferred income tax liability (asset)	(6)	1
Prior service cost	16	5
Net actuarial loss	—	(7)

Net amount recognized- Accumulated other comprehensive income	$10	$(1)

Of the amounts above, approximately $3 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2008.

Additional Information:

Non-Qualified Pension Plans—Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2007	2006
Projected benefit obligation	$172	$199
Accumulated benefit obligation	160	184
Fair value of plan assets	—	—

Non-Qualified Pension Plans—Assumptions Used for Pension Benefits Accounting

Benefit Obligations	2007	2006	2005
	(percentages)
Discount rate	6.00	5.75	5.50
Salary increase	5.00	5.00	5.00

Determined Expense	2007	2006	2005
Discount rate	5.75	5.50-6.00	6.00
Salary increase	5.00	5.00	5.00

The discount rate used to determine the pension obligation is based on a AA bond yield curve. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan. For legacy Cinergy plans, the discount rate used in 2006 to determine expense reflects remeasurement as of April 1, 2006 due to the merger between Duke Energy and Cinergy. Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per pay period. Duke Energy expensed employer matching contributions of $68 million in 2007, $67 million in 2006 and $54 million in 2005. These amounts exclude pre-tax expenses of $8 million and $7 million for the years ended 2006 and 2005, respectively, related to Spectra Energy, which is included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Post-Retirement Benefit Plans

Duke Energy Other Post-Retirement Benefits. Duke Energy and most of its subsidiaries provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

During the year ended December 31, 2007, Duke Energy contributed approximately $62 million to its other post-retirement plans.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 12 years.

Components of Net Periodic Other Post-Retirement Benefit Costs

	For the Years Ended December 31,
	2007(a)	2006(a)(b)	2005(b)
	(in millions)
Service cost	$11	$9	$5
Interest cost on accumulated post-retirement benefit obligation	57	50	39
Expected return on plan assets	(9)	(13)	(15)
Amortization of prior service cost	2	2	2
Amortization of net transition liability	10	12	12
Amortization of loss	6	7	5
Special termination benefit cost	8	—	—

Net periodic other post-retirement benefit costs	$85	$67	$48

(a)	These amounts exclude approximately $10 million and $5 million for the years ended December 31, 2007 and 2006, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude pre-tax qualified pension cost of approximately $21 million and $18 million for the years ended December 31, 2006 and 2005, respectively, primarily related to the Westcoast plans transferred to Spectra Energy, which is included in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Other Post-Retirement Benefit Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

For the year ended December 31, 2007
(in millions)
Regulatory assets, net decrease	$(79)
Accumulated Other comprehensive (income)/loss
Deferred income tax liability	56
Adoption of SFAS No. 158 measurement date provisions and other	48
Spin-off of the natural gas businesses(a)	(156)
Actuarial gains and prior service cost arising during 2007	(45)
Amortization of prior year actuarial losses	(1)
Amortization of prior year net transition liability	(2)

Net amount recognized in accumulated other comprehensive (income)/loss	$(100)

(a)	Excludes approximately $2 million of losses, net of tax, in AOCI as of the date of the spin-off of the natural gas businesses related to Westcoast plans, which were included in the spin-off, thus resulting in an increase in AOCI.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2007	2006
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$1,264	$791
Adoption of SFAS No. 158 measurement date provisions	43	—
Spin-off of the natural gas businesses	(279)	—
Service cost	11	10
Interest cost	57	56
Plan participants’ contributions	32	25
Actuarial gain	(92)	(4)
Plan amendments	(59)	—
Benefits paid	(88)	(88)
Accrued RDS subsidy	8	4
Curtailment	8	—
Obligation assumed from acquisition	—	470

Accumulated post-retirement benefit obligation at measurement date	$905	$1,264

	As of and for the Years Ended December 31,
	2007	2006
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$237	$242
Adoption of SFAS No. 158 measurement date provisions	8	—
Spin-off of the natural gas businesses	(89)	—
Actual return on plan assets	10	12
Benefits paid	(88)	(88)
Employer contributions	114	46
Plan participants’ contributions	32	25

Plan assets at measurement date	$224	$237

Other Post-Retirement Benefit Plans- Amounts Recognized in the Consolidated Balance Sheets Consist of:

	As of December 31,
	2007	2006
	(in millions)
Accrued other post-retirement liability(a)	$(682)	$(1,010)

Net amount recognized	$(682)	$(1,010)

(a)	Includes approximately $2 million and $26 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table provides the amounts related to Duke Energy’s other post-retirement benefit plans that are reflected in Other Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets at December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(in millions)
Regulatory Assets	$32	$111
Accumulated other comprehensive (income)/loss
Deferred income tax asset	(10)	(66)
Net Transition Obligation	7	95
Prior Service Cost	(13)	(2)
Net Actuarial Loss	32	89

Net amount recognized—Accumulated other comprehensive (income)/loss	$16	$116

Of the amounts above, approximately $10 million of unrecognized transition liability, approximately $6 million of unrecognized losses and approximately $7 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2008.

For measurement purposes, plan assets were valued as of December 31 for Duke Energy U.S. plan. In May 2004, the FASB staff issued FSP No. FAS 106-2. The Modernization Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The FSP provides guidance on the accounting for the subsidy. Duke Energy adopted this FSP and retroactively applied this FSP as of the date of issuance. The after-tax effect on net periodic post-retirement benefit cost was a decrease of $3 million in 2007, $8 million in 2006 and $7 million in 2005. Duke Energy has recognized an approximate $5 million subsidy receivable as of December 31, 2007, which is included in Receivables on the Consolidated Balance Sheets.

Assumptions Used for Other Post-Retirement Benefits Accounting

Determined Benefit Obligations	2007	2006	2005
	(percentages)
Discount rate	6.00	5.75	5.50
Salary increase	5.00	5.00	5.00

Determined Expense	2007	2006	2005
Discount rate	5.75	5.50-6.00	6.00
Salary increase	5.00	5.00	5.00
Expected long-term rate of return on plan assets	5.53-8.50	5.53-8.50	8.50
Assumed tax rate(a)	35.0	35.0	35.0
(a)	Applicable to the health care portion of funded post-retirement benefits

The discount rate used to determine the post-retirement obligation is based on AA bond yields. The yield is selected based on bonds with cash flows that are similar to the timing and amount of the expected benefit payments under the plan. For legacy Cinergy plans, the discount rate used to determine expense in 2006 reflects remeasurement as of April 1, 2006 due to the merger between Duke Energy and Cinergy.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Post-Retirement Plan Assets

Asset Category	Target Allocation	Percentage of Plan Assets at December 31
		2007	2006
U.S. equity securities	46%	46%	46%
Non-U.S. equity securities	18	18	19
Debt securities	32	32	32
Real estate	4	4	3

Total	100%	100%	100%

Assets for both the pension and other post-retirement benefits are maintained in a Master Trust. The investment objective of the trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation targets were set after considering the investment objective and the risk profile with respect to the trust. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The long-term rate of return of 8.5% as of December 31, 2007 for the Duke Energy U.S. assets was developed using a weighted-average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted-average returns expected by asset classes were 4.3% for U.S. equities, 1.7% for Non-U.S. equities, 2.2% for fixed income securities, and 0.3% for real estate.

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

Assumed Health Care Cost Trend Rates(a)

	Medicare Trend Rate		Prescription Drug Trend Rate
	2007	2006	2007	2006
Health care cost trend rate assumed for next year	8.00%	8.50%	12.50%	13.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	4.75%	5.00%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2013	2022	2022
(a)	Health care cost trend rates include prescription drug trend rate due to the effect of the Modernization Act.

Sensitivity to Changes in Assumed Health Care Cost Trend Rates (millions)

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest costs	$5	$(4)
Effect on post-retirement benefit obligation	62	(55)

Duke Energy expects to make the future benefit payments, which reflect expected future service, as appropriate. Duke Energy expects to receive future subsidies under Medicare Part D. The following benefit payments and subsidies are expected to be paid (or received) over each of the next five years and thereafter.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Expected Benefit Payments

The following table presents Duke Energy’s expected benefit payments to participants in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years. These benefit payments reflect expected future service, as appropriate.

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total
	(in millions)
Years Ended December 31,
2008	$314	$16	$64	$394
2009	330	20	67	417
2010	349	14	70	433
2011	365	14	73	452
2012	376	14	76	466
2013 – 2017	1,953	72	413	2,438
(a)	Duke Energy expects to receive future subsidies under Medicare Part D of approximately $4 million in each of the years 2008 – 2010, approximately $5 million in each of the years 2011-2012 and a total of approximately $27 million during the years 2013-2017.

22. Variable Interest Entities

Power Sale Special Purpose Entities (SPEs). In accordance with FIN 46R, Duke Energy consolidates two SPEs that have individual power sale agreements with Central Maine Power Company (CMP) for approximately 45 megawatts (MW) of capacity, ending in 2009, and 35 MW of capacity, ending in 2016. In addition, these SPEs have individual power purchase agreements with Cinergy Capital & Trading, Inc. (Capital & Trading), a wholly owned subsidiary of Duke Energy, to supply the power. Capital & Trading also provides various services, including certain credit support facilities. The transactions between Capital & Trading and the two SPEs are eliminated in consolidation. As a result of the consolidation of these two SPEs, approximately $146 million and $171 million of notes receivable is included on Duke Energy’s Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. Of these amounts, $29 million and $25 million are included in Receivables on the Consolidated Balance Sheets and $117 million and $146 million are included in Notes Receivable on the Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. Approximately $136 million and $160 million of non-recourse debt is included on the Consolidated Balance Sheets, of which $28 million and $24 million is included in Current Maturities of Long-Term Debt on the Consolidated Balance Sheets and $108 million and $136 million is included in Long-Term Debt on the Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. In addition, miscellaneous other assets and liabilities are included on Duke Energy’s Consolidated Balance Sheets at December 31, 2007 and 2006. The debt was incurred by the SPEs to finance the buyout of the existing power contracts that CMP held with the former suppliers. The notes receivable is comprised of two separate notes with one counterparty, whose credit rating is BBB+. The cash flows from the notes receivable are designed to repay the debt. The first note receivable, with a balance of $40 million and $62 million at December 31, 2007 and 2006, respectively, bears an effective interest rate of 7.81 % and matures in August 2009. The second note receivable, with a balance of $106 million and $109 million at December 31, 2007 and 2006, respectively, bears an effective interest rate of 9.23 % and matures in December 2016.

The following table reflects the maturities of the Notes Receivable as of December 31, 2007:

Notes Receivable Maturities

(in millions)
2008	$29
2009	24
2010	8
2011	10
2012	11
Thereafter	64

Total	$146

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Subsidiary Trust Preferred Securities. In 2001, Cinergy issued approximately $316 million notional amount of 6.9 % trust preferred securities, due February 2007. The trust preferred securities were issued through a trust whose common stock was 100 % owned by Cinergy. The trust loaned the proceeds from the issuance of the securities to Cinergy in exchange for a note payable to the trust. Each trust preferred security unit received quarterly cash payments of 6.9 % per annum of the notional amount, which represented a trust preferred security dividend. The trust’s ability to pay dividends on the trust preferred securities was solely dependent on its receipt of interest payments from Cinergy on the note payable. However, Cinergy had fully and unconditionally guaranteed the trust preferred securities. The trust preferred securities were not included in Duke Energy’s Balance Sheets. In addition, the note payable of approximately $326 million owed to the trust was included in Current Maturities of Long-Term Debt on the Consolidated Balance Sheets at December 31, 2006. In February 2007, these trust preferred securities were redeemed on their scheduled maturity date and the note payable was settled.

Accounts Receivable Securitization. During 2002, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky entered into an agreement to sell certain of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy remote, special purpose entity. Cinergy Receivables is a wholly owned limited liability company of Cinergy. As a result of the securitization, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140 and, accordingly, Duke Energy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $299 million and $210 million at December 31, 2007 and 2006, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006. In addition, Duke Energy’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the retained interests held by Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2007 were an anticipated credit loss ratio of 0.6%, a discount rate of 7.7% and a receivable turnover rate of 11.7%. The key assumptions used in estimating the fair value for 2006 were an anticipated credit loss ratio of 0.7%, a discount rate of 7.4% and a receivable turnover rate of 12.0%. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. Duke Energy records income from Cinergy Receivables in a similar manner. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the year ended December 31, 2007 and the period from the date of acquisition (April 1, 2006) through December 31, 2006:

	2007	2006
	(in millions)
Receivables sold as of December 31,	$637	$573
Less: Retained interests	299	210

Net receivables sold as of December 31,	$338	$363

Purchased beneficial interest	$17	$20
Sales
Receivables sold	$5,309	$3,546
Loss recognized on sale	72	49
Cash flows
Cash proceeds from sold receivables	$5,148	$3,465
Collection fees received	3	2
Return received on retained interests	42	23

Cash flows from the sale of receivables for the year ended December 31, 2007 and the period from the date of acquisition through December 31, 2006 are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

23. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	For the years ended December 31,
	2007	2006	2005
	(in millions)
Income/(Expense)
Interest income	$192	$158	$33
Foreign exchange gains (losses)	14	9	(10)
Deferred returns and AFUDC equity	54	32	9
Income related to a distribution from an investment at Crescent	—	—	45
Other	11	52	36

Total	$271	$251	$113

24. Subsequent Events

For information on subsequent events related to acquisitions and dispositions, regulatory matters, marketable securities, debt and credit facilities and commitments and contingencies, see Notes 2, 4, 9, 15 and 17, respectively.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

25. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per share data)
2007
Operating revenues(a)	$3,035	$2,966	$3,688	$3,031	$12,720
Operating income(a)	588	491	930	484	2,493
Net income	357	293	607	243	1,500
Earnings per share:
Basic(b)	$0.28	$0.23	$0.48	$0.19	$1.19
Diluted(b)	$0.28	$0.23	$0.48	$0.19	$1.18
2006
Operating revenues(a)	$1,620	$2,886	$3,279	$2,822	$10,607
Operating income(a)	364	389	901	167	1,821
Net income	358	355	763	387	1,863
Earnings per share:
Basic(b)	$0.39	$0.29	$0.61	$0.31	$1.59
Diluted(b)	$0.37	$0.28	$0.60	$0.31	$1.57

(a)	Operating revenues and operating income for each of the quarters in the year ended December 31, 2007 and for the last three quarters in the year ended December 31, 2006 reflect the reclassification of the synfuel operations to discontinued operations. Accordingly, operating revenues and operating income for these periods differ from those that appeared in previously filed Form 10-Q’s for each of the respective periods. There was no change to net income or earnings per share as a result of this reclassification.
(b)	Quarterly EPS amounts are meant to be stand-alone calculations and are not always additive to full-year amount due to rounding.

During the first quarter of 2007, Duke Energy recorded the following unusual or infrequently occurring items: an approximate $21 million pre-tax charge related to convertible debt (see Note 15) and a $22 million reduction in income tax expense due to a reduction in the unitary tax rate (see Note 1).

During the second quarter of 2007, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $12 million pre-tax charge related to a voluntary severance program (see Note 12).

During the third quarter of 2007, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $20 million pre-tax benefit associated with contract settlement negotiations (see Note 17).

During the fourth quarter of 2007, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $32 million pre-tax impairment charge related to losses on certain residential developments at Crescent (see Note 11), income tax expense of approximately $31 million related to an additional phase-out of the tax credits associated with the synfuel operations (see Notes 13 and 17), an approximate $25 million pre-tax gain related to reserves for contract settlement negotiations (see Note 17) and an approximate $21 million pre-tax charge related to the settlement of an outstanding litigation matter (see Note 17).

During the first quarter of 2006, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $24 million pre-tax gain on the settlement of a customer’s transportation contract (see Note 13).

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

During the fourth quarter of 2006, Duke Energy recorded the following unusual or infrequently occurring items: an approximate $65 million pre-tax contract settlement negotiation reserve (see Note 17); an approximate $100 million pre-tax charge to establish a settlement reserve related to the Citrus litigation (see Note 17); approximately $75 million of tax benefits (see Note 6); an approximate $25 million pre-tax gain on the sale of CMT (see Note 13); and an approximate $28 million pre-tax impairment charge at International Energy as a result of the pending sale of operations in Bolivia (see Note 13).

PART II

DUKE ENERGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions(c):		Deductions(a)(c)	Balance at End of Period(c)
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2007:
Injuries and damages	$1,184	$5	$16	$119	$1,086
Allowance for doubtful accounts	94	37	7	71	67
Other(b)	1,105	106	67	698	580

	$2,383	$148	$90	$888	$1,733

December 31, 2006:
Injuries and damages	$1,216	$7	$10	$49	$1,184
Allowance for doubtful accounts	127	38	21	92	94
Other(b)	896	468	268	527	1,105

	$2,239	$513	$299	$668	$2,383

December 31, 2005:
Injuries and damages	$1,269	$4	$—	$57	$1,216
Allowance for doubtful accounts	135	33	10	51	127
Other(b)	905	336	77	422	896

	$2,309	$373	$87	$530	$2,239

(a)	Principally cash payments and reserve reversals. For 2007, this also includes the effects of amounts included in the spin-off of Spectra Energy on January 2, 2007 and the impacts of adoption of FIN No. 48.
(b)	Principally nuclear property insurance reserves at Duke Energy Carolinas, insurance reserves at Bison and other reserves, included in Other Current Liabilities or Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Amounts for the year ended December 31, 2006 and thereafter include balances and activity related to Duke Energy’s merger with Cinergy in April 2006.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Duke Energy’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of Duke Energy’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference to “Executive Officers of Duke Energy” is included in “Item 1. Business” of this report. Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2008 annual meeting of shareholders.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2008 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2008 annual meeting of shareholders.

This table shows information about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy’s equity compensation plans, along with the weighted-average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1] (a)		Weighted-average exercise price of outstanding options, warrants and rights[1] (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,973,689	[2]	$17.86	57,280,310	[3]
Equity compensation plans not approved by security holders	1,877,646	[4]	16.60	None

Total	17,851,335		$17.72	57,280,310

1	Duke Energy has not granted any warrants or rights under any equity compensation plans. Amounts do not include 4,465,298 outstanding options with a weighted average exercise price of $13.80 assumed in connection with various mergers and acquisitions.
2	Does not include 5,979,818 shares of Duke Energy Common Stock to be issued upon vesting of phantom stock and performance share awards outstanding as of December 31, 2007.
3	Includes 12,280,310 shares remaining available for issuance for awards of restricted stock, performance shares or phantom stock under the Duke Energy Corporation 2006 Long-Term Incentive Plan.
4	Does not include 321,305 shares of Duke Energy Common Stock to be issued upon vesting of phantom stock and performance share awards outstanding as of December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2008 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2008 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Corporation:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income for the Years ended December 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

Quarterly Financial Data, as revised (unaudited, included in Note 25 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

(b) Separate Financial Statements of Subsidiaries not Consolidated Pursuant to Rule 3-09 of Regulation S-X:

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

Date: February 29, 2008

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

Daniel R. DiMicco*

Director

Ann Maynard Gray*

Director

James H. Hance, Jr.*

Director

James T. Rhodes*

Director

Mary L. Schapiro*

Director

Philip R. Sharp*

Director

Dudley S. Taft*

Director

Date: February 29, 2008

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

In order to determine a removal date for our gathering lines and related surface assets, reserve information regarding the production life of the specific field is required. As a transporter and gatherer of crude oil and natural gas, we are not a producer of the field reserves, and we therefore do not have access to adequate forecasts that predict the timing of expected production for existing reserves

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

on those fields in which we gather crude oil and natural gas. In the absence of such information, we are not able to make a reasonable estimate of when future dismantlement and removal dates of our gathering assets will occur. With regard to our trunk and interstate pipelines and their related surface assets, it is impossible to predict when demand for transportation of the related products will cease. Our right-of-way agreements allow us to maintain the right-of-way rather than remove the pipe. In addition, we can evaluate our trunk pipelines for alternative uses, which can be and have been found.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS 153 during the second quarter of 2005. The adoption of SFAS 153 did not have a material effect on our financial position, results of operations or cash flows.

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

Genco Assets

On July 15, 2005, we acquired from Texas Genco, LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $62.1 million. We funded the purchase through borrowings under our revolving credit facility. We allocated the purchase price to property, plant and equipment, and we accounted for the acquisition of these assets under the purchase method of accounting. The assets of the purchased companies will be integrated into our Downstream Segment ori-

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

gin infrastructure in Texas City and Baytown, Texas. As a result of this acquisition, we initiated the expansion of refined products origin capabilities in the Houston and Texas City, Texas, areas. The integration and other system enhancements should be in service by the fourth quarter of 2006, at an estimated cost of $45.0 million. The strategic location of these assets, with refined products interconnections to major exchange terminals in the Houston area, will provide significant long-term value to our customers and our Texas Gulf Coast refining and logistics system.

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

Note 18. Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. As of and for the year ended December 31, 2005, the components of comprehensive income were due to crude oil hedges. The crude oil hedges mature in December 2006. While the crude oil hedges are in effect, changes in the fair values of the crude oil hedges, to the extent the hedges are effective, are recognized in other comprehensive income until they are recognized in net income in future periods. As of and for the year ended December 31, 2004, the components of comprehensive income were due to the interest rate swap related to our variable rate revolving credit facility, which was designated as a cash flow hedge. The interest rate swap matured in April 2004. While the interest rate swap was in effect, changes in the fair value of the cash flow hedge, to the extent the hedge was effective, were recognized in other comprehensive income until the hedge interest costs were recognized in net income.

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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
2005:(1)
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
2004:(1)
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

Denver, Colorado

March 14, 2007 (February 5, 2008 as to Note 18)

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

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading Derivatives	Mark-to-market method[a]	Net basis in trading and marketing gains (losses)
Non-Trading Derivatives:
Cash Flow Hedge	Hedge method[b]	Gross basis in the same consolidated statements of operations and comprehensive income category as the related hedged item
Fair Value Hedge	Hedge method[b]	Gross basis in the same consolidated statements of operations and comprehensive income category as the related hedged item
Normal Purchase or Normal Sale	Accrual method[c]	Gross basis upon settlement in the corresponding consolidated statements of operations and comprehensive income category based on purchase or sale
Non-Trading Derivatives	Mark-to-market method[a]	Net basis in trading and marketing gains (losses)
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

Distributions—Under the terms of the LLC Agreement, we are required to make quarterly distributions to Spectra Energy and ConocoPhillips based on allocated taxable income. The LLC Agreement provides for taxable income to be allocated in accordance with Internal Revenue Code Section 704(c). This Code Section accounts for the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member with a minimum of each members’ tax, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 50% for both Spectra Energy and ConocoPhillips. Prior to January 2, 2007, the capital accounts were maintained at 50% for both Duke Energy and ConocoPhillips, and prior to July 1, 2005, the capital accounts were maintained at 69.7% for Duke Energy and 30.3% for ConocoPhillips. During the years ended December 31, 2006 and 2005, we paid distributions of $650 million and $389 million, respectively, based on estimated annual taxable income allocated to the members according to their respective ownership percentages at the date the distributions became due.

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

Gas and NGL Imbalance Accounting—Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as other receivables or other payables using current market prices or the weighted average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable—other as of December 31, 2006 and 2005 were imbalances totaling $45 million and $59 million, respectively. Included in the consolidated balance sheets as accounts payable — other, as of December 31, 2006 and 2005 were imbalances totaling $42 million at both periods.

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

Stock-Based Compensation—Under our 2006 Long Term Incentive Plan, or 2006 Plan, equity instruments may be granted to our key employees. The 2006 Plan provides for the grant of Relative Performance Units, or RPU’s, Strategic Performance Units, or SPU’s, and Phantom Units. Prior to January 2, 2007, each of the above units constitutes a notional unit equal to the weighted average fair value of a common share or unit of ConocoPhillips, Duke Energy and DCP Partners, weighted 45%, 45% and 10%, respectively. Upon the Spectra spin, the 45% weighting attributable to Duke Energy will be valued as one common share of Duke Energy and one-half of one common share of Spectra Energy. The 2006 Plan also provides for the grant of DCP Partners’ Phantom Units, which constitute a notional unit equal to the fair value of DCP Partners’ common units. Each unit provides for the grant of dividend or distribution equivalent rights. The 2006 Plan is administered by the compensation committee of our board of directors. We first granted awards under the 2006 Plan during the second quarter of 2006.

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
ConocoPhillips(a):
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

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

5. Inventories

Inventories by category were as follows as of December 31:

	2006	2005
	(millions)
Natural gas held for resale	$34	$43
NGLs	53	67

Total inventories	$87	$110

6. Property, Plant and Equipment

Property, plant and equipment by classification was as follows as of December 31:

	Depreciable Life	2006	2005
		(millions)
Gathering	15 -30 years	$2,641	$2,503
Processing	25 -30 years	1,904	1,840
Transportation	25 - 30 years	1,217	1,223
Underground storage	20 - 50 years	119	103
General plant	3 - 5 years	146	138
Construction work in progress		203	108

		6,230	5,915
Accumulated depreciation		(2,361)	(2,079)

Property, plant and equipment, net		$3,869	$3,836

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

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The following table summarizes changes in the asset retirement obligation, included in other long-term liabilities in the consolidated balance sheets, for the years ended December 31:

	2006	2005
	(millions)
Balance as of January 1	$50	$57
Accretion expense	3	3
Liabilities incurred	—	1
Liabilities settled	(1)	—
Distribution of Canadian business to Duke Energy	—	(10)
Other	—	(1)

Balance as of December 31	$52	$50

11. Financing

Long-term debt was as follows at December 31:

	Principal/Discount
	2006	2005
	(millions)
Debt securities:
Issued November 2001, interest at 5.750% payable semiannually, due November 2006	$—	$300
Issued August 2000, interest at 7.875% payable semiannually, due August 2010	800	800
Issued January 2001, interest at 6.875% payable semiannually, due February 2011	250	250
Issued October 2005, interest at 5.375% payable semiannually, due October 2015	200	200
Issued August 2000, interest at 8.125% payable semiannually, due August 2030	300	300
Issued October 2006, interest at 6.450% payable semiannually, due November 2036	300	—
DCP Partners’ credit facility revolver, weighted average interest rate of 5.86% at December 31, 2006, due December 2010	168	110
DCP Partners’ credit facility term loan, interest rate of 5.47% at December 31, 2006, due December 2010	100	100
Fair value adjustments related to interest rate swap fair value hedges(a)	4	7
Unamortized discount	(7)	(7)
Current portion of long-term debt	—	(300)

Long-term debt	$2,115	$1,760

(a) See Note 12 for further discussion.

Debt Securities—In October 2006, we issued $300 million principal amount of 6.45% Senior Notes due 2036, or the 6.45% Notes, for proceeds of approximately $297 million (net of related offering costs). The 6.45% Notes mature and become due and payable on November 3, 2036. We will pay interest semiannually on May 3 and November 3 of each year, commencing May 3, 2007. The proceeds from this offering were used to repay our 5.75% Senior Notes that matured on November 15, 2006.

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

Prior to issuing fixed rate debt in August 2000, we entered into, and terminated, treasury locks and interest rate swaps to lock in the interest rate prior to it being fixed at the time of debt issuance. The losses realized on these agreements, which were terminated in 2000, are deferred into AOCI and amortized against interest expense over the life of the respective debt. The amount amortized to interest expense during the years ended December 31, 2006 and 2005, was $1 million for both periods. The deferred balance was a loss of $7 million and $8 million at December 31, 2006 and 2005, respectively. Approximately $1 million of deferred net losses related to these instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the underlying hedged interest expense transaction occurs.

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

Strategic Performance Units—SPU’s generally cliff vest at the end of three years. The number of SPU’s that will ultimately vest range from 0% to 150% of the outstanding SPU’s, depending on the achievement of specified performance targets over a three year period ending on December 31, 2008. The final performance payout is determined by the compensation committee of our board of directors. Each SPU includes a dividend or distribution equivalent right, which will be paid in cash at the end of the performance period. Expense related to the SPUs for the year ended December 31, 2006, was approximately $1 million. At December 31, 2006 there was approximately $3 million of unrecognized compensation expense related to the SPU’s, which was calculated using estimated forfeiture rates ranging from 12% to 32%, and is expected to be recognized over a weighted-average period of 2.0 years. The following tables presents information related to SPUs:

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

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

DCP Partners’ Long-Term Incentive Plan, or DCP Partners’ Plan—Performance Units—Performance Units generally cliff vest at the end of a three year performance period. The number of Performance Units that will ultimately vest range from 0% to 150% of the outstanding Performance Units, depending on the achievement of specified performance targets over a three year period ending on December 31, 2008. The final performance percentage payout is determined by the compensation committee of DCP Partners’ board of directors. Each Performance Unit includes a distribution equivalent right, which will be paid in cash at the end of the performance period. Expense related to the Performance Units for the year ended December 31, 2006, was not significant. At December 31, 2006, there was approximately $1 million of unrecognized compensation expense related to the Performance Units, which is expected to be recognized over a weighted-average period of 2.0 years. The following tables presents information related to the Performance Units:

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

The following tables show information regarding options to purchase Duke Energy’s common stock granted to our employees.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2005	2,592,567	$29.46	5.2
Exercised	(367,088)	$21.15
Forfeited	(124,417)	$29.96

Outstanding at December 31, 2006	2,101,062	$30.89	4.1	$12

Exercisable at December 31, 2006	1,941,212	$32.30	4.0	$9
Expected to vest	155,630	$13.77	6.2	$3

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

15. Income Taxes

We are structured as a limited liability company, which is a pass-through entity for United States income tax purposes. We own a corporation that files its own federal, foreign and state corporate income tax returns. The income tax expense related to this corporation is included in our income tax expense, along with state, local, franchise, and margin taxes of the limited liability company and other subsidiaries. In addition, until July 1, 2005, we had Canadian subsidiaries that were subject to Canadian income taxes. Taxes associated with these subsidiaries have been reclassified to discontinued operations for year ended December 31, 2005.

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

In November 2006, we received a demand associated with the alleged migration of acid gas from a storage formation into a third party producing formation. The plaintiff seeks a broad array of remedies, including a purchase of the plaintiff’s lease rights. We conducted an investigation using a geotechnical consulting firm and believe that acid gas is migrating from the storage formation into the producing formation. We could be liable for damages related to the diminution in market value to the leases, if any, caused by the migration of the acid gas. At this time, it is not possible to predict the ultimate damages, if any, that we might incur in connection with this matter.

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

18. Subsequent Events

During the year ended December 31, 2007, we distributed $1,364 million to Spectra Energy and ConocoPhillips, and DCP Partners distributed $44 million to its unitholders. On January 24, 2008, DCP Partners announced the declaration of a cash distribution of $0.57 per unit, payable on February 14, 2008, to unitholders of record on February 7, 2008.

In September 2007, we issued $450 million principal amount of 6.75% Senior Notes due 2037, or the 6.75% Notes, for proceeds of approximately $444 million (net of related offering costs). The 6.75% Notes mature and become due and payable on September 15, 2037. We will pay interest semiannually on March 15 and September 15 of each year, commencing March 15, 2008. The proceeds of this offering were used to fund the Momentum Energy Group, Inc. or MEG, acquisition.

On August 29, 2007, we acquired the stock of MEG for approximately $635 million plus closing adjustments of approximately $8 million. MEG owns assets in the Fort Worth, Piceance and Powder River producing basins. Concurrent with this transaction, DCP Partners acquired certain subsidiaries of MEG from us for $165 million plus closing adjustments of approximately $10 million, subject to final closing adjustments. These subsidiaries of MEG own assets in the Piceance Basin, including a 70% operated interest in the 31-mile Collbran Valley Gas Gathering joint venture in western Colorado, assets in the Powder River Basin, including the 1,324-mile Douglas gas gathering system, and other facilities in Wyoming. We ultimately funded our portion of this acquisition with the 6.75% Notes, as well as cash on hand. DCP Partners financed this transaction with $120 million of revolver and term loan borrowings under DCP Partners’ Amended Credit Agreement, the issuance of approximately $100 million of common units through a private placement (described in the next sentence) with certain institutional inventors and cash on hand. In August 2007, DCP Partners sold 2,380,952 common limited partner units in a private placement, pursuant to a common unit purchase agreement with private owners of MEG or affiliates of such owners, at $42.00 per unit, or approximately $100 million in the aggregate.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

In July 2007, we contributed to DCP Partners a 25% limited liability company interest in DCP East Texas Holdings, LLC, our 40% limited liability company interest in Discovery Producer Services LLC, and a derivative instrument, for aggregate consideration of $244 million in cash, including $1 million for net working capital and other adjustments, $27 million in common units and $1 million in general partner equivalent units. We own the remaining 75% limited liability company interest in East Texas Holdings, LLC, while third parties still own the other 60% limited liability interest in Discovery Producer Services LLC. DCP Partners financed the cash portion of this transaction with borrowings under DCP Partners’ existing credit agreement. We will continue to operate these assets and these assets will continue to be included in our financial statements, along with DCP Partners.

In June 2007, DCP Partners entered into a private placement agreement with a group of institutional investors for $130 million, representing 3,005,780 common limited partner units at a price of $43.25 per unit, and received proceeds of $129 million, net of offering costs. DCP Partners used a portion of the net proceeds of this private placement to pay down a portion of the debt associated with the acquisition from Anadarko Petroleum Corporation of assets in southern Oklahoma, and used the remaining portion of the net proceeds to fund future capital expenditures, including the MEG acquisition.

In June 2007, DCP Partners entered into an Amended and Restated Credit Agreement, or DCP Partners’ Amended Credit Agreement, which amended DCP Partners’ Credit Agreement. This new 5-year DCP Partners’ Amended Credit Agreement consists of a $600 million revolving credit facility and a $250 million term loan facility, and matures on June 21, 2012. The amendment also improved pricing and certain other terms and conditions of DCP Partners’ Credit Agreement.

In May 2007, DCP Partners acquired certain gathering and compression assets located in southern Oklahoma, as well as related commodity purchase contracts, from Anadarko Petroleum Corporation for approximately $181 million.

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

On January 1, 2007, we changed our name from Duke Energy Field Services, LLC to DCP Midstream, LLC, to coincide with the Spectra spin.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2006 and 2005

	Increases
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts(b)	Deductions(c)	Balance at End of Period
	($ in millions)
December 31, 2006
Allowance for doubtful accounts	$4	$—	$—	$(1)	$3
Environmental	13	3	—	(4)	12
Litigation	5	6	—	(2)	9
Other(a)	6	—	—	(2)	4

	$28	$9	$—	$(9)	$28

December 31, 2005
Allowance for doubtful accounts	$4	$1	$—	$(1)	$4
Environmental	17	5	—	(9)	13
Litigation	8	1	2	(6)	5
Other(a)	8	11	(2)	(11)	6

	$37	$18	$—	$(27)	$28

(a)	Principally consists of other contingency reserves, which are included in other current liabilities.
(b)	Consists of other contingency and litigation reserves reclassified between accounts.
(c)	Principally consists cash payments, collections, reserve reversals and liabilities settled.

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

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Duke Energy Corporation, Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 2-1).

2.2	Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10-7).

2.3	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 2.1).

3.1	Amended and restated Certificate of Incorporation (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 3-1).

3.2	Amended and Restated By-Laws of registrant (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 3.2).

4	Rights Agreement, dated as of December 17, 1998, between the registrant and The Bank of New York, as Rights Agent (filed with the Form 8-K of Duke Energy Carolinas, LLC, dated February 11, 1999, File No. 1-4928, as Exhibit 4-1).

4.1	Amendment No. 1, dated as of May 8, 2005, to the Rights Agreement, dated as of December 17, 1998, between the registrant and The Bank of New York, as rights agent (filed with the Form 8-K of Duke Energy Carolinas, LLC, May 12, 2005, File No. 1-4928, as Exhibit 4-1).

10.1	Purchase and Sale Agreement dated as of February 24, 2005, by and between Enterprise GP Holdings LP and Duke Energy Field Services, LLC (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004,
File No. 1-4928, as Exhibit 10-25

10.2	Term Sheet Regarding the Restructuring of Duke Energy Field Services LLC dated as of February 23, 2005, between Duke Energy Corporation and ConocoPhillips (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-26).

10.3	Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of May 26, 2005 (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005,
File No. 1-4928, as Exhibit 10-4).

10.3.1	First Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of June 30, 2005 (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-4.1).

10.3.2	Second Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and Duke Energy Field Services, LLC dated as of July 11, 2005 (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-4.2).

10.4	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2).

PART IV

Exhibit Number
10.4.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC ((filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2.1).

10.5	Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation, dated as of July 5, 2005 (filed with the Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2005, File No. 1-4928, as Exhibit 10.5).

10.6	Limited Liability Company Agreement of Gulfstream Management & Operating Services, LLC dated as of February 1, 2001 between Duke Energy Gas Transmission Corporation and Williams Gas Pipeline Company (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2002, File No.1-4928, as Exhibit 10-18).

10.7	Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No. 1-8157, as Exhibit 2).

10.8***	Master Transaction Agreement by and among Duke Energy Marketing America, LLC, Duke Energy North America, LLC, Duke Energy Trading and Marketing, L.L.C., Duke Energy Marketing Limited Partnership, Engage Energy Canada, L.P. and Barclay Bank PLC, dated as of November 17, 2005 (filed with the Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2005, File No. 1-4928, as Exhibit 10.8).

10.9	$800,000,000 364-Day Credit Agreement dated as of June 29, 2005, among Duke Capital LLC, the banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank, PLC, as Syndication Agent (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-3).

10.10	$600,000,000 Amended and Restated Credit Agreement dated as of June 30, 2005, among Duke Capital LLC, the banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-2).

10.11	$500,000,000 Amended and Restated Credit Agreement dated as of June 30, 2005, among Duke Energy Corporation, the banks listed therein, Citibank N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-1).

10.11.1	Amendment No. 1 to Credit Agreement dated as of February 28, 2006, by and among Duke Energy Carolinas, LLC (formerly known as Duke Energy Corporation), the banks listed therein, Citibank N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent (filed with Form 8-K of Duke Energy Carolinas, LLC, File No. 1-4928, March 30, 2006, as Exhibit 10.1).

10.12	Loan Agreement dated as of February 25, 2005 between Duke Energy Field Services, LLC and Duke Capital LLC (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended March 31, 2005, File No. 1-4928, as Exhibit 10-3).

10.13	Accelerated Share Acquisition Plan, dated March 18, 2005, between registrant and Merrill Lynch International (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended March 31, 2005, File No. 1-4928, as Exhibit 10-4).

10.14**	Directors’ Charitable Giving Program (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).

10.14.1**	Amendment to Directors’ Charitable Giving Program dated June 18, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.1).

10.14.2**	Amendment to Directors’ Charitable Giving Program dated July 28, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.2).

10.14.3**	Amendment to Directors’ Charitable Giving Program dated February 18, 1998 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.3).

PART IV

Exhibit Number
10.15**	Duke Energy Corporation 1998 Long-Term Incentive Plan, as amended (filed as Exhibit 1 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).

10.16**	Duke Energy Corporation Executive Short-Term Incentive Plan (filed as Exhibit 2 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).

10.17**	Duke Energy Corporation Executive Savings Plan, as amended and restated (filed with Form 10-K of Duke Energy Corporation, dated October 31, 2007, File No. 1-4928, as Exhibit 10.1).

10.18**	Duke Energy Corporation Executive Cash Balance Plan (filed with Form 10-K of TEPPCO Partners, LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10-8).

10.18.1**	Amendment No. 1 to the Duke Energy Corporation Executive Cash Balance Plan, dated August 26, 1999 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-7.1).

10.18.2**	Amendment No. 2 to the Duke Energy Corporation Executive Cash Balance Plan, dated March 6, 2000 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-7.2).

10.18.3**	Amendment No. 3 to the Duke Energy Corporation Executive Cash Balance Plan, dated December 21, 2000 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-7.3).

10.18.4**	Amendment No. 4 to the Duke Energy Corporation Executive Cash Balance Plan, dated October 27, 2004, effective December 31, 2004 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-7.4).

10.18.5**	Amendment to the Duke Energy Corporation Executive Cash Balance Plan, effective December 1, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.18.5).

10.18.6**	Amendment to the Duke Energy Corporation Executive Cash Balance Plan I & II, effective December 31, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.18.6).

10.19**	Form of Key Employee Severance Agreement and Release between Duke Energy Corporation and certain key executives (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 1999, File No. 1-4928, as Exhibit 10-BB).

10.19.1**	First Amendment to Key Employee Severance Agreement and General Release between Duke Energy Corporation and Richard J. Osborne, dated August 21, 2004 (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended October 31, 2004, File No. 1-4928, as Exhibit 10-2).

10.20**	Form of Change in Control Agreement between Duke Energy Corporation and certain key executives dated as of July 1, 2005 (filed with Form 8-K of Duke Energy Carolinas, LLC dated August 24, 2005, File No. 1-4928, as Exhibit 10-1).

10.21**	Employment Agreement dated November 2003 between Paul M. Anderson and Duke Energy Corporation (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-18).

10.21.1**	First Amendment to Employment Agreement dated March 9, 2004 between Paul M. Anderson and Duke Energy Corporation (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-18.1).

10.21.2**	Second Amendment to Employment Agreement, dated as of April 4, 2006, by and among Paul M. Anderson, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation) and Duke Energy Corporation (subsequently renamed Duke Energy Carolinas, LLC) (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.5).

10.22**	Non-Qualified Option Agreement dated as of November 17, 2003 pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan, by and between Duke Energy Corporation and Paul M. Anderson (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-18.4).

PART IV

Exhibit Number
10.23**	Supplemental Compensation Agreement dated June 17, 1997 between Duke Power Company and Dr. Ruth G. Shaw (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-19).

10.23.1**	Severance and Retention Agreement between Duke Energy Corporation and Ruth Shaw, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.7).

10.23.2**	Severance and Consulting Agreement between Duke Energy Corporation and Ruth Shaw, dated October 24, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, October 27, 2006, as Exhibit 10.2).

10.24**	Form of Phantom Stock Award Agreement dated February 28, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and each of Fred J. Fowler, David L. Hauser, Jimmy W. Mogg and Ruth G. Shaw (filed with the Form 8-K of Duke Energy Carolinas, LLC, File No. 1-4928, February 28, 2005, as Exhibit 10-2).

10.25**	Form of Phantom Stock Award Agreement dated as of May 11, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and Jimmy W. Mogg. (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-6).

10.26**	Form of Phantom Stock Award Agreement dated as of May 12, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and nonemployee directors (filed in Form 8-K of Duke Energy Carolinas, LLC, May 17, 2005, File No. 1-4928, as Exhibit 10-1).

10.27**	Agreement between Duke Energy Corporation and Jimmy W. Mogg relating to certain retirement benefits, consisting of letter agreements dated May 25, 1995, August 4, 2001 and March 29, 2004 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-23).

10.28	Form of Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.1).

10.29	Form of Performance Share Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.2).

10.30**	Employment Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.1).

10.30.1**	Performance Award Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.2).

10.30.2**	Phantom Stock Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.3).

10.30.3**	Stock Option Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.4).

10.31**	Retention Award Agreement between Duke Energy Corporation and David L. Hauser, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.6).

10.32**	Summary of Director Compensation (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.13).

10.33**	Form Phantom Stock Award Agreement and Election to Defer (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, May 16, 2006, as Exhibit 10.1).

10.34	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.15).

PART IV

Exhibit Number
10.35	Agreement with Dynegy Inc. and Rockingham Power, L.L.C. to acquire an approximately 825 megawatt power plant located in Rockingham County, N.C. for approximately $195 million (filed with Form 8-K of Duke Energy Corporation,
File No. 1-32853, May 25, 2006, as Exhibit 10.1).

10.36	Purchase and Sale Agreement by and among Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, June 30, 2006, as Exhibit 10.1).

10.37	Amended and Restated Credit Agreement, dated June 29, 2006, among Cinergy Corp., CG&E, PSI, ULH&P, The Banks Listed Herein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.18).

10.38	Amended and Restated Credit Agreement, dated June 29, 2006, among Duke Capital LLC, The Banks Listed Herein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.19).

10.39	Amended and Restated Credit Agreement, dated June 29, 2006, among Duke Energy Carolinas, LLC, The Banks Listed Herein, Citibank N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.20).

10.40**	Form of Amendment to Performance Award Agreement and Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.1).

10.41**	Form of Amendment to Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.2).

10.42	Formation and Sale Agreement by and among Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2006, File No. 1-32853, as Exhibit 10.3).

10.43	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Energy Carolinas, LLC (formerly Duke Energy Corporation) and the Trustee (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.1).

10.44	Amendment No. 1 to the Twelfth Supplemental Indenture, dated as of April 1, 2006 (“Amendment No. 1”), among the registrant, Duke Energy and the Trustee, which amends the Twelfth Supplemental Indenture, dated as of May 7, 2003, between the registrant and the Trustee, pursuant to which the Convertible Notes were issued (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.3).

10.45**	Duke Energy Corporation 2006 Long-Term Incentive Plan (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, October 27, 2006, as Exhibit 10.1).

10.46	Tax Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.1).

10.47	Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.2).

10.47.1	Amendment No. 1 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.4).

PART IV

Exhibit Number
10.47.2	Amendment No. 2 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.5).

10.47.3	Amendment No. 3 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2007, File No. 1-32853, as Exhibit 10.3).

10.47.4	Amendment No. 4 to the Transition Services Agreement, dated as of June 30, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.1).

10.48	Employee Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.3).

10.48.1	First Amendment to Employee Matters Agreement, dated as of September 28, 2007 (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.3).

10.49**	Agreement between Duke Energy Corporation and Fred J. Fowler, dated December 19, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 22, 2006, as Exhibit 10.1).

10.50**	Duke Energy Corporation Directors’ Savings Plan I & II, as amended and restated (filed with Form 8-K of Duke Energy Corporation, dated October 31, 2007, File No. 1-4298, as Exhibit 10.2).

10.51**	Amendment to the Cinergy Corp. Excess Pension Plan, effective January 1, 2007 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.64).

10.52**	Amendment to the Cinergy Corp. 401(k) Excess Plan, effective December 18, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.65).

10.53**	Amendment to the Cinergy Corp. Excess Profit Sharing Plan, effective December 19, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.66).

10.54**	Amendment to the Cinergy Corp. 401(k) Excess Plan, effective December 19, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.67).

10.55**	Amendment to the Cinergy Corp. Directors’ Deferred Compensation Plan, effective December 19, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.68).

10.56**	Form of Phantom Stock Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.01).

10.57**	Form of Performance Share Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.02).

10.58	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as item 2.1).

10.58.1	Amendment No. 1 to the Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.3).

10.59**	Amendment to the Duke Energy Corporation 1998 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.6).

10.60**	Amendment to the Duke Energy Corporation 2006 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.7).

PART IV

Exhibit Number
10.61	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Corporation, July 5, 2007, File No. 1-32853, as Exhibit 10.1; the agreement was executed June 28).

10.62**	Summary of Director Compensation Program (filed in Form 8-K of Duke Energy Corporation, May 15, 2007, File No. 1-32853, as Exhibit 10.1).

10.63	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.2).

*10.64**	Employment Agreement, dated September 24, 2002, by and between Cinergy Corp. and James L. Turner.

*10.64.1**	Change in Control Agreement by and between Duke Energy Corporation and James L. Turner, dated April 4, 2006.

*10.64.2**	Amendment No. 1 to Employment Agreement, dated December 17, 2003, by and between Cinergy Corp. and James L. Turner.

*10.64.3**	Amendment No. 2 to Employment Agreement, dated July 19, 2004, by and between Cinergy Corp. and James L. Turner.

*10.64.4**	Amendment No. 3 to Employment Agreement, dated May 9, 2005, by and between Cinergy Corp. and James L. Turner.

*10.64.5**	Amendment No. 4 to Employment Agreement, dated December 14, 2005, by and between Cinergy Corp. and James L. Turner.

*10.65**	Retention Award Agreement by and between Duke Energy Corporation and James Turner, dated April 4, 2006.

*10.66**	Employment Agreement, dated November 15, 2002, by and between Cinergy Corp. and Marc E. Manly.

*10.66.1**	Change in Control Agreement by and between Duke Energy Corporation and Marc E. Manly, dated April 4, 2006.

*10.66.2**	Amendment No. 1 to Employment Agreement, dated December 17, 2003, by and between Cinergy Corp. and Marc E. Manly.

*10.66.3**	Amendment No. 2 to Employment Agreement, dated May 9, 2005, by and between Cinergy Corp. and Marc E. Manly.

*10.66.4**	Amendment No. 3 to Employment Agreement, dated December 14, 2005, by and between Cinergy Corp. and Marc E. Manly.

*10.67**	Retention Award Agreement by and between Duke Energy Corporation and Marc Manly, dated April 4, 2006.

*10.68**	Split Dollar Collateral Assignment Insurance Plan Agreement by and between Duke Energy Carolinas, LLC (formerly known as Duke Energy Corporation) and Henry B. Barron Jr., dated October 1, 2997.

*10.69**	Restricted Stock Award Agreement by and between Duke Energy Carolinas, LLC (formerly known as Duke Energy Corporation) and Henry B. Barron Jr., dated February 1, 2006.

*10.70**	Amendment to the Cinergy Corp. Nonqualified Deferred Incentive Compensation Plan, effective December 19, 2007.

*10.71**	Amendment to the Cinergy Corp. 401(k) Excess Plan, effective December 19, 2007.

*10.72**	Amendment to the Cinergy Corp. Excess Profit Sharing Plan, effective December 19, 2007.

*12	Computation of Ratio of Earnings to Fixed Charges.

*21	List of Subsidiaries.

PART IV

Exhibit Number
*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Registered Public Accounting Firm.

*23.3	Consent of Independent Auditors.

*24.1	Power of attorney authorizing David L. Hauser and others to sign the annual report on behalf of the registrant and certain of its directors and officers.

*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.