Form 10-Q
period 2008-03-31
Duke Energy CORP
filed 2008-05-09
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 Or

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

Number of shares of Common Stock, par value $0.001, outstanding as of May 2, 2008 1,264,614,744

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2008

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

•	Declines in the market prices of equity securities and resultant cash funding requirements for Duke Energy’s defined benefit pension plans;
•	The level of creditworthiness of counterparties to Duke Energy’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy’s business units, including the timing and success of efforts to develop domestic and international power and other projects;
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and
•	The ability to successfully complete merger, acquisition or divestiture plans.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy has described. Duke Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1.	Financial Statements.

	Three Months Ended March 31,
	2008	2007
Operating Revenues
Regulated electric	$2,233	$2,052
Non-regulated electric, natural gas and other	747	644
Regulated natural gas	357	339
Total operating revenues	3,337	3,035
Operating Expenses
Fuel used in electric generation and purchased power	952	820
Cost of natural gas and coal sold	279	260
Operation, maintenance and other	785	749
Depreciation and amortization	413	433
Property and other taxes	175	174
Total operating expenses	2,604	2,436
Gains (Losses) on Sales of Other Assets and Other, net	18	(11)
Operating Income	751	588
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	43	19
Other income and expenses, net	74	34
Total other income and expenses	117	53
Interest Expense	182	163
Minority Interest Expense	1	2
Income From Continuing Operations Before Income Taxes	685	476
Income Tax Expense from Continuing Operations	222	139
Income From Continuing Operations	463	337
Income From Discontinued Operations, net of tax	2	20
Net Income	$465	$357

Common Stock Data
Weighted-average shares outstanding
Basic	1,263	1,257
Diluted	1,267	1,268
Earnings per share (from continuing operations)
Basic	$0.37	$0.27
Diluted	$0.37	$0.27
Earnings per share (from discontinued operations)
Basic	$—	$0.01
Diluted	$—	$0.01
Earnings per share
Basic	$0.37	$0.28
Diluted	$0.37	$0.28
Dividends per share	$0.22	$0.21

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$642	$678
Short-term investments	—	437
Receivables (net of allowance for doubtful accounts of $57 at March 31,
2008 and $67 at December 31, 2007)	1,652	1,767
Inventory	946	1,012
Assets held for sale	2	2
Other	965	1,020
Total current assets	4,207	4,916
Investments and Other Assets
Investments in unconsolidated affiliates	710	696
Nuclear decommissioning trust funds	1,818	1,929
Goodwill	4,650	4,642
Intangibles, net	703	720
Notes receivable	145	153
Assets held for sale	30	115
Other	3,144	2,944
Total investments and other assets	11,200	11,199
Property, Plant and Equipment
Cost	47,318	46,056
Less accumulated depreciation and amortization	15,626	14,946
Net property, plant and equipment	31,692	31,110
Regulatory Assets and Deferred Debits
Deferred debt expense	255	255
Regulatory assets related to income taxes	568	552
Other	1,725	1,654
Total regulatory assets and deferred debits	2,548	2,461
Total Assets	$49,647	$49,686

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	March 31, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,306	$1,585
Notes payable and commercial paper	687	742
Taxes accrued	378	383
Interest accrued	168	145
Liabilities associated with assets held for sale	—	114
Current maturities of long-term debt	1,332	1,526
Other	1,060	1,203
Total current liabilities	4,931	5,698
Long-term Debt	10,083	9,498
Deferred Credits and Other Liabilities
Deferred income taxes	4,743	4,751
Investment tax credits	158	161
Liabilities associated with assets held for sale	—	3
Asset retirement obligations	2,392	2,351
Other	5,746	5,844
Total deferred credits and other liabilities	13,039	13,110
Commitments and Contingencies
Minority Interests	185	181
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,264 million and 1,262 million shares outstanding at March 31, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	19,949	19,933
Retained earnings	1,574	1,398
Accumulated other comprehensive loss	(115)	(133)
Total common stockholders’ equity	21,409	21,199
Total Liabilities and Common Stockholders’ Equity	$49,647	$49,686

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$465	$357
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	452	461
(Gains) losses on sales of other assets	(17)	15
Deferred income taxes	14	29
Minority Interest	1	2
Equity in earnings of unconsolidated affiliates	(43)	(19)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(30)	209
Receivables	161	(30)
Inventory	66	15
Other current assets	135	(66)
Increase (decrease) in
Accounts payable	(94)	(258)
Taxes accrued	10	20
Other current liabilities	(159)	(269)
Other, assets	78	116
Other, liabilities	(27)	325
Net cash provided by operating activities	1,012	907
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,067)	(803)
Investment expenditures	(22)	(6)
Purchases of available-for-sale securities	(10,336)	(6,943)
Proceeds from sales and maturities of available-for-sale securities	10,350	7,147
Net proceeds from the sales of other assets and sales of and collections on notes receivable	15	8
Settlement of net investment hedges and other investing derivatives	—	(10)
Purchases of emission allowances	(9)	(52)
Sales of emission allowances	18	25
Change in restricted cash	(14)	10
Other	(10)	30
Net cash used in investing activities	(1,075)	(594)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	898	2
Issuance of common stock related to employee benefit plans	8	9
Payments for the redemption of long-term debt	(539)	(370)
Notes payable and commercial paper	(61)	323
Distributions to minority interests	—	(18)
Contributions from minority interests	3	47
Cash distributed to Spectra Energy	—	(395)
Dividends paid	(278)	(265)
Other	(4)	(24)
Net cash provided by (used in) financing activities	27	(691)
Changes in cash and cash equivalents included in assets held for sale	—	—
Net decrease in cash and cash equivalents	(36)	(378)
Cash and cash equivalents at beginning of period	678	948
Cash and cash equivalents at end of period	$642	$570

Supplemental Disclosures:
Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$—	$5,200
Accrued capital expenditures	$279	$199

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	SFAS No. 158 Adjustment	Total
Balance December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$2	$(311)	$26,102
Net income	—	—	—	357	—	—	—	—	357
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	36	—	—	—	36
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	4	—	—	4
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	(3)	—	—	(3)
SFAS No. 158 amortization	—	—	—	—	—	—	—	3	3
Other	—	—	—	—	—	—	1	15	16

Total comprehensive income									413
Adoption of FIN 48	—	—	—	(25)	—	—	—	—	(25)
Adoption of SFAS No. 158—measurement date provision(d)	—	—	—	(40)	—	—	—	30	(10)
Distribution of Spectra Energy to shareholders	—	—	—	(4,581)	(1,156)	6	—	136	(5,595)
Dividend reinvestment and employee benefits	2	—	14	—	—	—	—	—	14
Common stock dividends	—	—	—	(265)	—	—	—	—	(265)

Balance March 31, 2007	1,259	$1	$19,868	$1,098	$(171)	$(38)	$3	$(127)	$20,634

Balance December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$2	$(74)	$21,199

Net income	—	—	—	465	—	—	—	—	465
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	38	—	—	—	38
Net unrealized losses on cash flow hedges(a)	—	—	—	—	—	(10)	—	—	(10)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	1	—	—	1
SFAS No. 158 amortization	—	—	—	—	—	—	—	1	1
Unrealized loss on investments in auction rate securities(c)	—	—	—	—	—	—	(12)	—	(12)

Total comprehensive income									483
Dividend reinvestment and employee benefits	2	—	16	—	—	—	—	—	16
Common stock dividends	—	—	—	(278)	—	—	—	—	(278)
Additional amounts related to the spin-off of Spectra Energy	—	—	—	(11)	—	—	—	—	(11)

Balance March 31, 2008	1,264	$1	$19,949	$1,574	$31	$(63)	$(10)	$(73)	$21,409

(a)	Net unrealized gains (losses) on cash flow hedges, net of $5 tax benefit in 2008 and $2 tax expense in 2007.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax expense in 2008 and $1 tax benefit in 2007.
(c)	Net of $8 tax benefit in 2008. See Note 19 to the Consolidated Financial Statements for further information.
(d)	Net of $3 tax benefit in 2007.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company located in the Americas. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy and all majority-owned subsidiaries where Duke Energy has control and those variable interest entities where Duke Energy is the primary beneficiary. These Consolidated Financial Statements also reflect Duke Energy’s proportionate share of certain generation and transmission facilities in South Carolina, Ohio, Indiana and Kentucky.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses (Spectra Energy Corp (Spectra Energy)), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), including Duke Energy’s 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), to shareholders. Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which included approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which included approximately $1.0 billion of accumulated other comprehensive income (AOCI)) were distributed from Duke Energy as of the date of the spin-off. As discussed further in Note 7, pursuant to the terms of convertible notes outstanding at the date of the spin-off, Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible notes, resulting in a pre-tax charge of approximately $21 million during the three months ended March 31, 2007. In addition, as discussed in Note 18, a reduction in income tax expense of approximately $22 million was also recorded during the three months ended March 31, 2007 due to a reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy.

These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements. Because the interim Consolidated Financial Statements and Notes do not include all of the information and footnotes required by GAAP for annual financial statements, the Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy’s Form 10-K for the year ended December 31, 2007.

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

Use of Estimates. To conform with GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. Certain prior period amounts on the Consolidated Balance Sheets have been reclassified in connection with the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts,” (FSP No. FIN 39-1) on January 1, 2008, as discussed below, the effects of which require retrospective application to the Consolidated Balance Sheets.

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. On January 1, 2008, Duke Energy adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Prior to the adoption of FSP No. FIN 39-1, Duke Energy offset the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” but presented cash collateral on a gross basis within the Consolidated Balance Sheets. At March 31, 2008 and December 31, 2007, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $16 million and $5 million, respectively, and had payables related to obligations to return cash collateral of approximately $34 million and an immaterial amount, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy had immate-

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

rial cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at March 31, 2008 and December 31, 2007, respectively. Duke Energy had an immaterial amount of cash collateral payables under master netting arrangements that have not been offset against net derivative positions at March 31, 2008 and December 31, 2007.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per thousand cubic feet (Mcf) for all customers classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, were approximately $340 million and $380 million, respectively.

2. Business Segments

Duke Energy operates the following business segments, which are all considered reportable business segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”: U.S. Franchised Electric and Gas (which consists of the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky)), Commercial Power, International Energy and Crescent, which represents Duke Energy’s effective 50% interest in the Crescent JV. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy’s defined business segments.

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, and DukeNet Communications, LLC and related telecommunications businesses. Additionally, Other includes the remaining portion of the former Duke Energy North America (DENA) businesses that were not disposed or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which management is currently in the process of winding down.

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Segment EBIT includes transactions between reportable segments.

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2008
U.S. Franchised Electric and Gas	$2,595	$6	$2,601	$637	$332
Commercial Power	447	3	450	146	43
International Energy	289	—	289	114	21
Crescent	—	—	—	2	—

Total reportable segments	3,331	9	3,340	899	396
Other	6	15	21	(78)	17
Eliminations	—	(24)	(24)	—	—
Interest expense	—	—	—	(182)	—
Interest income and other(b)	—	—	—	46	—

Total consolidated	$3,337	$—	$3,337	$685	$413

Three Months Ended March 31, 2007
U.S. Franchised Electric and Gas	$2,394	$5	$2,399	$574	$361
Commercial Power	377	3	380	13	41
International Energy	245	—	245	94	18
Crescent	—	—	—	2	—

Total reportable segments	3,016	8	3,024	683	420
Other	19	17	36	(84)	13
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(163)	—
Interest income and other(b)	—	—	—	40	—

Total consolidated	$3,035	$—	$3,035	$476	$433

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Other within Interest Income and Other includes foreign currency transaction gains and losses.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	March 31, 2008	December 31, 2007
	(in millions)
U.S. Franchised Electric and Gas	$36,258	$35,950
Commercial Power	6,818	6,826
International Energy	3,719	3,707
Crescent	208	206

Total reportable segments	47,003	46,689
Other	2,704	2,970
Reclassifications(a)	(60)	27

Total consolidated assets	$49,647	$49,686

(a)	Primarily represents reclassification of federal tax balances in consolidation.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

3. Acquisitions and Dispositions

Acquisitions. Duke Energy consolidates assets and liabilities from acquisitions as of the purchase date and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date; however, it may be longer for certain income tax items.

In May 2007, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy. The purchase included more than 1,000 megawatts (MW) of wind assets in various stages of development in the Western and Southwestern U.S. and supports Duke Energy’s strategy to increase its investment in renewable energy. A significant portion of the purchase price was for intangible assets. Three of the development projects, totaling approximately 240 MW, are located in Texas and Wyoming and are anticipated to be in commercial operation in late 2008 or 2009. Duke Energy anticipates total capital expenditures of approximately $430 million through 2009 to complete the first three projects.

Dispositions. In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to Wabash Valley Power Association Inc. (WVPA). The sale was approved by the Indiana Utility Regulatory Commission (IURC), the Federal Energy Regulatory Commission (FERC), the Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ) during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Unit 1 at the time of sale. Since, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Unit 1 were reflected as Assets Held for Sale within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received was included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Since the sales price was equal to the net book value of Unit 1 at the transaction date, no gain or loss was recognized on the sale. The sale was completed on January 1, 2008.

For the three months ended March 31, 2008, the sale of other assets resulted in approximately $21 million in proceeds and net pre-tax gains of $18 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. This amount primarily relates to Commercial Power’s gains on sales of emission allowances.

For the three months ended March 31, 2007, the sale of other assets resulted in approximately $25 million in proceeds and net pre-tax losses of $11 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. This amount primarily relates to Commercial Power’s losses on sales of emission allowances.

See Note 11 for dispositions related to discontinued operations.

4. Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income, as adjusted, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, stock-based performance unit awards, phantom stock awards and contingently convertible debt, were exercised, settled or converted into common stock.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2008 and 2007.

	Income	Average Shares	EPS
	(in millions, except per-share amounts)
Three Months Ended March 31, 2008
Income from continuing operations—basic	$463	1,263	$0.37

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4

Income from continuing operations—diluted	$463	1,267	$0.37

Three Months Ended March 31, 2007
Income from continuing operations—basic	$337	1,257	$0.27

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		6
Contingently convertible debt	—	5

Income from continuing operations—diluted	$337	1,268	$0.27

As of March 31, 2008 and 2007, approximately 15 million and 13 million, respectively, of stock options and performance, phantom and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

5. Stock-Based Compensation

Duke Energy accounts for stock-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for each of the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Stock Options	$1	$2
Phantom Awards	7	6
Performance Awards	6	4
Other Stock Awards	—	1

Total	$14	$13

The tax benefit associated with the recorded expense in Income From Continuing Operations for each of the three months ended March 31, 2008 and 2007 was approximately $5 million.

Duke Energy’s 2006 Long-term Incentive Plan (the 2006 Plan) reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan superseded the 1998 Long-term Incentive Plan, as amended (the 1998 Plan), and no additional grants will be made from the 1998 Plan. Under the 2006 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights. Payments for cash settled awards during the period were immaterial.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. In 2008, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or become vested; however, Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	22,317	$17
Exercised	(505)	15
Forfeited or expired	(137)	19

Outstanding at March 31, 2008	21,675	17

Exercisable at March 31, 2008	19,870	$17

There were no stock options granted during the three months ended March 31, 2008 or 2007.

On December 31, 2007, Duke Energy had approximately 20 million exercisable options with a $17 weighted-average exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was approximately $2 million and $5 million, respectively. Cash received from options exercised during the three months ended March 31, 2008 and 2007 was approximately $8 million and $9 million, respectively, with a related tax benefit of approximately $1 million and $2 million, respectively. At March 31, 2008, Duke Energy had approximately $1 million of future compensation cost which is expected to be recognized over a weighted-average period of 1 year.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 877,360 shares (fair value of approximately $16 million, based on the market price of Duke Energy’s common stock at the grant date) during the three months ended March 31, 2008. Duke Energy awarded 1,030,250 shares (fair value of approximately $20 million, based on the market price of Duke Energy’s common stock at the grant date) during the three months ended March 31, 2007.

The following table summarizes information about phantom stock awards outstanding at March 31, 2008:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2007	2,390
Granted	877
Vested	(520)
Forfeited	(5)

Outstanding at March 31, 2008	2,742

As of March 31, 2008, Duke Energy had approximately $24 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.4 years.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 2,375,445 shares (fair value of approximately $37 million) during the three months ended March 31, 2008. Duke Energy awarded 1,530,650 shares (fair value of approximately $23 million) during the three months ended March 31, 2007.

The following table summarizes information about stock-based performance awards outstanding at March 31, 2008:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2007	3,911
Granted	2,375
Vested	(739)
Forfeited	(485)

Outstanding at March 31, 2008	5,062

As of March 31, 2008, Duke Energy had approximately $45 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.0 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the three months ended March 31, 2008 or 2007.

The following table summarizes information about other stock awards outstanding at March 31, 2008:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2007	324
Vested	(24)
Forfeited	(40)

Outstanding at March 31, 2008	260

As of March 31, 2008, Duke Energy had approximately $3 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.1 years.

6. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation and is recorded primarily using the average cost method.

	March 31, 2008	December 31, 2007
	(in millions)
Materials and supplies	$569	$555
Coal held for electric generation	355	388
Natural gas	22	69

Total inventory	$946	$1,012

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

7. Debt and Credit Facilities

In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million, which was recorded as a component of AOCI and will be amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% and matures April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance will be used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million, which was recorded as a component of AOCI and will be amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, have an initial interest rate of 2.15% which will be reset on a weekly basis.

As discussed in Note 1, in connection with the spin-off of Spectra Energy on January 2, 2007, Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of convertible notes pursuant to the antidilution provisions of the indenture agreement, resulting in a charge of approximately $21 million, which is recorded in Other Income and Expenses, net in the Consolidated Statements of Operations. Duke Energy repurchased all of the outstanding convertible notes in 2007.

Available Credit Facilities and Restrictive Debt Covenants. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Pursuant to the amendment, the additional credit capacity of $550 million specifically increased the borrowing sub limits for Duke Energy Ohio and Duke Energy Indiana to $750 million and $700 million, respectively. See table below for the borrowing sub limits for each of the Duke Energy entities with borrowing capacity under this credit facility. In May 2008, Duke Energy reallocated the sub limits under its master credit facility by increasing the sub limit of Duke Energy Carolinas $100 million to $900 million and reducing the sub limits of both Duke Energy Ohio and Duke Energy Indiana by $50 million to $700 million and $650 million, respectively.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2008, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At March 31, 2008 and December 31, 2007, approximately $629 million of pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility has non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Credit Facilities Summary as of March 31, 2008 (in millions)

	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
Duke Energy Corporation
$3,200 multi-year syndicated(a), (b), (c)	June 2012	$3,200	$671	$36	$707
Duke Energy Carolinas, LLC		—	300	7	307

Total(d)		$3,200	$971	$43	$1,014

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains sub limits at March 31, 2008 as follows: $850 million for Duke Energy, $800 million for Duke Energy Carolinas, $750 million for Duke Energy Ohio, $700 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky. See above for changes to various sub limits subsequent to March 31, 2008.
(d)	This summary excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements.

8. Employee Benefit Obligations

Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. qualified pension plans.

Components of Net Periodic Pension Costs: Qualified Pension Costs—for the three months ended March 31,

	2008(a)	2007(a)
	(in millions)
Service cost	$24	$25
Interest cost on projected benefit obligation	62	61
Expected return on plan assets	(86)	(75)
Amortization of prior service cost	2	—
Amortization of loss	4	6
Other	5	5

Net periodic pension costs	$11	$22

(a)	Net periodic qualified pension costs for the three months ended March 31, 2008 and 2007 exclude approximately $2 million and $6 million, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006.

Non-Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. non-qualified pension plans.

Components of Net Periodic Pension Costs: Non-Qualified Pension Costs—for the three months ended March 31,

	2008	2007
	(in millions)
Service cost	$1	$2
Interest cost on projected benefit obligation	2	2
Amortization of prior service cost	1	—

Net periodic pension costs	$4	$4

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make contributions to its U.S. qualified or non-qualified pension plans during the three months ended March 31, 2008 or 2007 and Duke Energy does not anticipate making contributions to its qualified or non-qualified pension plans during the remainder of 2008. Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy expensed pre-tax employer matching contributions of approximately $27 million and $21 million in the three months ended March 31, 2008 and 2007, respectively.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs—for the three months ended March 31,

	2008(a)	2007(a)
	(in millions)
Service cost	$2	$3
Interest cost on accumulated post-retirement benefit obligation	13	14
Expected return on plan assets	(3)	(3)
Amortization of net transition liability	3	3
Amortization of prior service (credit)/cost	(2)	1
Amortization of loss	1	1

Net periodic post-retirement benefit costs	$14	$19

(a)	Net periodic other post-retirement benefit costs for both the three months ended March 31, 2008 and 2007 exclude approximately $2 million of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.

9. Goodwill and Intangible Assets

The following table shows goodwill by business segment at March 31, 2008 and December 31, 2007:

	Balance December 31, 2007	Changes	Balance March 31, 2008
	(in millions)
U.S. Franchised Electric and Gas	$3,478	$—	$3,478
Commercial Power	871	(2)	869
International Energy	293	10	303

Total consolidated	$4,642	$8	$4,650

The carrying amount and accumulated amortization of intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Emission allowances	$406	$426
Gas, coal and power contracts	296	296
Other	126	116

Total gross carrying amount	828	838

Accumulated amortization—gas, coal and power contracts	(101)	(94)
Accumulated amortization—other	(24)	(24)

Total accumulated amortization	(125)	(118)

Total intangible assets, net	$703	$720

Emission allowances in the table above include emission allowances acquired by Duke Energy as part of the merger with Cinergy, which were recorded at fair value on the date of the merger, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis. Carrying value of emission allowances sold or consumed during the three months ended March 31, 2008 and 2007 were $29 million and $95 million, respectively. See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power during the three months ended March 31, 2008 and 2007.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Amortization expense for gas, coal and power contracts and other intangible assets for the three months ended March 31, 2008 and 2007 was approximately $7 million and $14 million, respectively.

In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the market based standard service offer (MBSSO) in Ohio, which is being recognized in earnings over the remaining regulatory period that ends on December 31, 2008. During the three months ended March 31, 2008 and 2007, Duke Energy amortized approximately $17 million and less than $1 million, respectively, to income related to this intangible liability. The carrying amount of this intangible liability was approximately $50 million and $67 million at March 31, 2008 and December 31, 2007, respectively. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of this intangible liability was approximately $21 million and $22 million at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, Duke Energy amortized approximately $1 million and $4 million, respectively, to income related to these power sale contracts.

10. Severance

During the three months ended March 31, 2008 and 2007, Duke Energy recorded severance charges under its ongoing severance plan of approximately $1 million and $2 million, respectively. Future severance costs under this plan, if any, are currently not estimable.

Severance Reserve

	Balance at December 31, 2007	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2008
	(in millions)
Other(a)	$24	$1	$9	$16

(a)	Severance provisions are expected to be paid within one year from the date that the provision was recorded.

11. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Discontinued Operations (in millions)

		Operating Income (Loss)			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Income	Income Tax (Benefit) Expense	Operating Income (Loss), Net of Tax	Pre-tax (Loss) Income on Dispositions	Income Tax Expense	Gain (Loss) on Dispositions, Net of Tax	Income From Discontinued Operations, Net of Tax
Three Months Ended March 31, 2008
Commercial Power	$3	$—	$(8)	$8	$—	$—	$—	$8
International Energy	—	(6)	(2)	(4)	—	—	—	(4)
Other	—	(3)	(1)	(2)	—	—	—	(2)

Total consolidated	$3	$(9)	$(11)	$2	$—	$—	$—	$2

Three Months Ended March 31, 2007
Commercial Power	$52	$(22)	$(34)	$12	$(1)	$—	$(1)	$11
International Energy	—	8	3	5	—	—	—	5
Other	—	(1)	—	(1)	7	2	5	4

Total consolidated	$52	$(15)	$(31)	$16	$6	$2	$4	$20

The following table presents the carrying values of the major classes of Assets Held for Sale and associated Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007. Assets held for sale and liabilities associated with assets held for sale at March 31, 2008 relate to Duke Energy’s 480 megawatt (MW) natural-gas fired peaking generating station located near Brownsville, Tennessee. In February 2008, Duke Energy entered into an agreement to sell this natural gas-fired peaking generating station to Tennessee Valley Authority for approximately $55 million. This transaction, which was subject to

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

FERC and other regulatory approvals, closed in April 2008 and resulted in Duke Energy recognizing an approximate $23 million pre-tax gain at closing. Assets Held for Sale and Liabilities Associated with Assets Held for Sale at December 31, 2007 primarily relate to Duke Energy Indiana’s Wabash River Power Station, the sale of which was completed in January 2008 (see Note 3).

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale (in millions)

	March 31, 2008	December 31, 2007
Current assets	$2	$2
Property, plant and equipment, net	30	115

Total assets held for sale	$32	$117

Current liabilities	$—	$114
Deferred credits and other liabilities	—	3

Total liabilities associated with assets held for sale	$—	$117

Three months ended March 31, 2007

Amounts included in Income From Discontinued Operations, net of tax, primarily consist of the following:

Commercial Power. Due to the expiration of certain tax credits, Commercial Power ceased all synthetic fuel (synfuel) operations as of December 31, 2007. Accordingly, the results of operations for synfuel have been reclassified to discontinued operations for the three months ended March 31, 2007. See Note 14 for further information on the synfuel operations.

12. Risk Management Instruments

As discussed in Note 1, on January 1, 2008, Duke Energy adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Amounts presented in the table below exclude cash collateral amounts which are disclosed separately in Note 1.

The following table shows the carrying value of Duke Energy’s derivative portfolio as of March 31, 2008, and December 31, 2007.

Net Derivative Portfolio Assets (Liabilities) reflected in the Consolidated Balance Sheets: (in millions)

	March 31, 2008	December 31, 2007
Hedging	$(48)	$(34)
Undesignated	88	39

Total	$40	$5

The amounts in the table above represent the combination of amounts included in the Consolidated Balance Sheets as a component of Other within Current Assets, Other within Investments and Other Assets, Other within Current Liabilities and Other within Deferred Credits and Other Liabilities.

The $14 million decrease in the fair value of the hedging portfolio is due primarily to changes in market rates of forward starting interest rate swaps.

The $49 million increase in the fair value of the undesignated derivative portfolio is due primarily to unrealized mark-to-market gains within Commercial Power, primarily as a result of increasing coal prices.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Commodity Cash Flow Hedges. As of March 31, 2008, approximately $38 million of the pre-tax unrealized net losses on derivative instruments related to commodity cash flow hedges included on the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding values in Accumulated Other Comprehensive Loss will likely change prior to its reclassification into earnings.

No gains or losses due to hedge ineffectiveness were recorded during the three months ended March 31, 2008 or 2007. The amount recognized for transactions that no longer qualified as cash flow hedges was not material for either the three months ended March 31, 2008 or March 31, 2007.

Commodity Fair Value Hedges. No gains or losses due to hedge ineffectiveness were recorded during the three months ended March 31, 2008 or 2007.

See Note 16 for additional information related to the fair value of Duke Energy’s derivative instruments.

13. Regulatory Matters

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC), the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in Ohio, Kentucky, South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., Cinergy, Duke Energy Ohio, Duke Energy Kentucky and/or Duke Energy Carolinas to meet additional conditions. While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke Energy Ohio completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of the rate reductions was passed through to customers during the three months ended March 31, 2007.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $1 million of the rate reduction was passed through to customers during each of the three months ended March 31, 2008 and 2007.

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $9 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $29 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit were based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 5, 2007, Duke Energy Carolinas and the DOJ reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million during the three months ended March 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

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

North Carolina Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). As discussed further below, under the Partial Settlement of the Duke Energy Carolinas rate case, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation and began capitalizing all environmental compliance costs above the cumulative amortization charge. From inception through December 31, 2007, Duke Energy Carolinas’ had recorded amortization expense related to this clean air legislation of $1,050 million, with approximately $56 million recorded during the three months ended March 31, 2007. As of March 31, 2008, cumulative expenditures totaled approximately $1,343 million, with approximately $97 million and $127 million incurred during the three months ended March 31, 2008 and 2007, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $1.8 billion (excluding any allowance for funds used during construction (AFUDC) associated with the non-amortized capital expenditures). Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR) and a likely federal mercury rule, could result in additional costs to reduce emissions from Duke Energy’s coal-fired power plants.

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

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the non-settled issues, the Order required that Duke Energy Carolinas’ test period operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider. This order reaffirmed the prior tentative conclusion that the provisions of the Merger Order will not produce a fair sharing of the benefits of estimated merger savings between ratepayers and shareholders and, for that reason, Duke Energy should be authorized to implement a 12-month increment rider to collect $80 million.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On December 12, 2007, the PSCSC directed the South Carolina Office of Regulatory Staff (ORS) to provide a written report concerning the NCUC’s resolution of Duke Energy Carolinas’ rate application and its relevance to Duke Energy Carolinas’ rates in South Carolina. On January 31, 2008, the ORS filed its report with the PSCSC, which concluded that the outcome of the North Carolina rate case had no bearing on Duke Energy Carolinas’ rates in South Carolina. The PSCSC has not taken any action with respect to the report filed by the ORS.

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

In October 2007, the PUCO issued its ruling affirming the MBSSO, with certain modifications, and maintaining the current price. The ruling provides for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also attempted to modify the statutory requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and ordered Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s nonresidential regulatory transition charge (RTC) will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to whether certain pricing components may be avoided by customers, the right to transfer generating assets, and the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the PUCO modified and clarified the applicability of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at the end of 2008 and that the nonresidential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio has asked the Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive supplier. On March 28, 2008, Duke Energy Ohio voluntarily withdrew its appeal. The OCC filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. The OCC and Ohio Partners for Affordable Energy (OPAE) also filed appeals from the PUCO’s November 20, 2007 order approving Duke Energy Ohio’s MBSSO riders. Duke Energy Ohio has intervened in each appeal. Pending the Ohio Supreme Court’s consideration of its initial appeal, the OCC has requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge to be collected from customers approved in the October 2007 order. On April 14, 2008, Duke Energy Ohio filed a motion to intervene in OCC’s appeal and on April 30, 2008, the Ohio Supreme Court granted such motion to intervene. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision or whether the PUCO will grant the OCC’s request for a stay. Additionally, Duke Energy Ohio cannot predict the outcome of the MBSSO rider appeal; however, Duke Energy Ohio does not anticipate the resolution of this matter will have a material impact on its results of operations, cash flows or financial position.

In August 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO through 2010. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. On November 30, 2007, due to new legislation pending in the Ohio General Assembly regarding the pricing of competitive retail generation services, Duke Energy Ohio requested PUCO approval, which the PUCO granted, to withdraw the Duke Energy Ohio its application to amend its MBSSO. New legislation (SB 221) was passed on April 23, 2008 and signed

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an electric security plan (ESP), which would allow for pricing structures similar to the current MBSSO. Electric utilities are required to file an ESP and may also file an application for a market rate option at the same time. The market rate option is a price determined through a competitive bidding process. If a market rate option price is approved, the utility would blend in the MBSSO or ESP price with the market rate option price over a two- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process (CWIP) from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy and renewable resources portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of the utility’s load. The utility’s earnings under the ESP are subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval. Duke Energy Ohio plans to file a new generation pricing formula before the MBSSO expires.

Duke Energy Ohio is currently preparing an ESP filing under SB 221. This filing will address pricing for generation service beginning January 1, 2009, when the current RSP is scheduled to expire. The plan will also provide for pricing for the advanced energy, renewables and energy efficiency portfolio standards that Duke Energy Ohio is required to meet under SB 221. Duke Energy Ohio expects to make the filing on or shortly after the effective date of the new legislation. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requests approval to continue tracker recovery of costs associated with an accelerated gas main replacement program. The PUCO accepted the application for filing in September 2007. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with an accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement calls for an annual revenue increase of approximately $18 million in base revenue, or 3 percent over current revenue, and permits continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permits recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement is subject to the review and approval of the PUCO. An order is expected in the second quarter of 2008.

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

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase is attributable to recovery of the current cost of the accelerated gas main replacement program in base rates. In December 2005, the KPSC approved an annual rate increase of $8 million and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, and any other annual rate adjustments under the tracking mechanism. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Duke Energy Kentucky and the KPSC have appealed these cases to the Kentucky Court of Appeals and Duke Energy Kentucky continues to utilize tracking mechanisms in its billed rates to customers. At this time, Duke Energy Kentucky cannot predict the outcome of these proceedings.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

North Carolina Drought Recovery. On March 4, 2008, Duke Energy Carolinas announced that due to persistent drought conditions it has purchased up to 520 MW of additional generating capacity to help ensure customer electricity needs are met during 2008. In addition, Duke Energy Carolinas filed an application with the NCUC to recover the North Carolina retail allocable portion of costs associated with the purchase of this power.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. A hearing is scheduled to begin July 28, 2008.

On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ South Carolina application is based on the application filed in North Carolina. In advance of the evidentiary hearing held February 5-6, 2008, Duke Energy Carolinas reached settlement agreements with the South Carolina ORS, Wal-Mart, Piedmont Natural Gas and the South Carolina Energy Users Committee. Certain environmental groups that were also interveners on the proceeding did not join any of the settlements. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allow for recovery of 85% of the avoided generation charges.

Implementation of these plans is subject to approval from the NCUC and PSCSC. As a result, Duke Energy is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows or financial position.

On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM Program consists of ten residential and two commercial programs. Implementation of the programs has begun. The programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs will be recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO.

In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Similar to the plans in North Carolina and South Carolina, Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. The IURC is expected to consider the petition in an evidentiary hearing in August 2008.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. An order on both applications is expected in the second quarter of 2008.

New Legislation. South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (e.g., ammonia, limestone) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On February 29, 2008, the NCUC adopted new rules and modified existing rules to implement the legislation. Duke Energy does not believe such rules will have a material adverse impact on its consolidated results of operations, cash flows or financial position.

On February 21, 2008, new legislation (HB 487) that would establish annual alternative energy benchmarks for electric distribution utilities and electric service companies, and energy efficiency standards for electric distribution utilities, was also introduced in the Ohio House of Representatives. Under this legislation, specified portions of the electricity supply of such utilities and companies must be generated from advanced energy or renewable energy resources, including specifically, solar resources. The legislation provides for the PUCO to annually review a utility’s or company’s compliance and to impose penalties for non-compliance with the benchmarks. HB 487 also establishes policies regarding the geologic storage of carbon dioxide and requires the reporting of greenhouse gas emissions. HB 487 is currently pending in the Ohio House of Representatives. At this time, Duke Energy is not able to estimate the impact these legislative initiatives might have on its consolidated results of operations, cash flows, or financial position.

Other. U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. Also, on December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The NCUC held an evidentiary hearing on Duke Energy Carolinas’ application on April 29, 2008, and the PSCSC has scheduled an evidentiary hearing for May 12, 2008.

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. Its Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and included certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 29, 2008, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy has moved to intervene in all four cases and the DENR has moved to consolidate all four cases. A hearing is not expected before the second quarter of 2009.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On October 11, 2007, the environmental group N.C. Waste Awareness Reduction Network (WARN) and two individual N.C. WARN members filed a petition against the DENR contesting the issuance of a wastewater discharge permit to Duke Energy Carolinas for the Cliffside Steam Station. This matter has been settled and the dismissal and settlement document was filed with the Office of Administrative Hearings on March 4, 2008.

Based on initial review, the D.C. Circuit Court of Appeal’s February 8, 2008 decision vacating the U.S. Environmental Protection Agency’s (EPA) CAMR should have no immediate impact on Cliffside. The North Carolina mercury emission limit is more stringent than the new source limit in CAMR. On March 5, 2008, the Southern Environmental Law Center filed a letter with the North Carolina Division of Air Quality (DAQ) on behalf of 17 environmental groups. The letter urges DAQ to reopen and modify or revoke Cliffside’s air permit because of the D.C. Circuit Court’s decision vacating CAMR. On March 19, 2008, N.C. WARN filed a contested case petition with the Office of Administrative Hearings challenging the Cliffside air permit and seeking a stay. Also in March 2008, the Southern Environmental Law Center, on behalf of several environmental organizations, several Riverkeeper organizations and Appalachian Voices filed contested case petitions. Duke Energy Carolinas moved to intervene in these three cases.

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC has consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. All parties filed proposed orders and/or post-hearing briefs with the NCUC on April 10, 2008, and a final order is expected from the NCUC by June 9, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement, valued at approximately $275 million, with Shaw North Carolina, Inc.

The combined cycle natural gas-fired generating facility at the existing Buck Steam Station will affect an isolated wetland, and Duke Energy Carolinas applied for a state permit. DENR issued the permit with an unacceptable condition requiring submission of a stormwater plan before engineering and project siting have determined the location of the facilities. Duke Energy Carolinas filed a protective contested case petition on April 11, 2008, to preserve Duke Energy Carolinas’ rights to continue negotiating with DENR.

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

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking CPCN’s for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry estimates (as provided by the Electric Power Research Institute (EPRI)), of total capital requirements for a facility of this type and size are in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of AFUDC). In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy Indiana is currently exploring its options, including assuming 100% of the plant capacity. Absent identification of an alternative joint owner, Duke Energy Indiana would own 100% of the IGCC plant capacity.

On November 20, 2007, the IURC issued an order granting Duke Energy Indiana CPCN’s for the proposed IGCC project and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. These appeals are pending.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of plans to study carbon capture, sequestration and/or enhanced oil recovery, as required by the IURC’s November 2007 CPCN Order, and for approval of a new cost estimate for the IGCC Project of $2.3 billion (including approximately $125 million of AFUDC). Duke Energy Indiana has requested expedited proceedings for consideration of the cost estimate increase. A procedure schedule has not been set at this time. Under the CPCN order and statutory provisions, Duke Energy is entitled to recover the costs reasonably incurred in reliance on the CPCN Order.

Duke Energy has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. Since these credits were issued, Appalachian Voices and The Canary Coalition of Sylva have filed suit in a Washington federal court attempting to block tax credits issued to Duke Energy and other utilities that are in the process of constructing clean-coal technology plants throughout the United States, citing that the DOE violated the National Environmental Protection Act in granting these credits. The groups are seeking a preliminary injunction requiring the DOE to suspend the credits until the merits of the suit can be heard. Duke Energy believes these credits were properly awarded.

In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all interveners and will be completed at the end of 2012.

FERC 203 Application. On April 23, 2008, Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The affiliate companies would be consolidated by Duke Energy. The FERC filing does not obligate Duke Energy to make the transfer of the electric generating facilities, and management is in the process of evaluating the potential transfer. Management believes the proposed asset transfer could provide greater financial flexibility for the assets. The asset transfer complies with Duke Energy Ohio’s Corporate Separation Plan that was amended by the PUCO in 2007. As previously discussed, SB 221 limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval. The filing does not impact Duke Energy Ohio’s current rates.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Commercial Power. Reported results for Commercial Power are subject to volatility due to the over- or under-collection of certain costs, including fuel and purchased power, since Commercial Power is not subject to regulatory accounting pursuant to SFAS No. 71, “Accounting for Certain Types of Regulation.” In addition, Commercial Power could be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

14. Commitments and Contingencies

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

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case. A decision is not likely until 2009 after briefs are submitted and oral argument occurs.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. The emission controls Duke Energy is installing to comply with state clean air legislation will contribute significantly to achieving compliance with CAIR requirements (see Note 13). In addition, Duke Energy currently estimates that its Midwest electric operations will spend approximately $300 million between 2008 and 2012 to comply with Phase 1 of CAIR and approximately $200 million for CAIR Phase 2 compliance costs over the period 2008-2017. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP.

On March 25, 2008, the U.S. Court of Appeals for the District of Columbia heard oral argument in a case involving multiple challenges to the CAIR. Nearly all aspects of the rule were challenged, but Duke Energy challenged only the portions pertaining to sulfur dioxide allowance allocations. A decision is expected in the summer of 2008. The outcome and any resulting consequences cannot be estimated at this time.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008 the U.S. Court of Appeals for the District of Columbia issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. The decision creates uncertainty regarding future mercury emission reduction requirements and their timing. The EPA and utilities have requested rehearing of the D.C. Circuit Court decision by the entire D.C. Circuit panel (en banc review). The court has ordered briefing on whether it should accept the case for en banc review. Thus, the matter remains unsettled until the court decides whether to rehear the case. Barring reversal of the decision if reheard, there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants while the EPA conducts a new rulemaking. Duke Energy is unable to estimate the costs to comply with a new EPA rule, although it is expected that costs will increase as a result of the court’s decision.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $320 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities and Other Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $60 million and $52 million as of March 31, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. DOJ acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy’s plants have been subject to these allegations. Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy’s coal-fired units in the Carolinas violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy’s legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy will continue to assert that the projects were routine or not projected to increase emissions. No trial date has been set.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six of Duke Energy owned and co-owned generating stations in the Midwest. Additionally, the suit claims that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. Three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law, that 11 of 23 projects undertaken at the plants do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of the EPA’s interpretation of the applicable regulations. In April 2008, the plaintiffs dropped their claims on six projects, removing one generation station from the lawsuit. A jury trial commenced on May 5, 2008.

Cinergy and Duke Energy Ohio have been informed by Dayton Power and Light (DP&L) that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, Columbus Southern Power Company (CSP), and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. On December 14, 2007, the Court ordered a stay of the litigation pending settlement negotiations among the parties. That stay is set to expire on May 15, 2008. Trial is currently scheduled to commence in August 2008.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy violated the CAA when it undertook various unnamed maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On April 29, 2008, the plaintiff sent notice of this lawsuit and a request for waiver of service to the defendants. The defendants’ current deadline to answer or otherwise respond to the complaint is June 28, 2008.

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Duke Energy and Cinergy were served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals. Briefing is ongoing in the Fifth Circuit. It is not possible to predict with certainty whether Duke Energy or Cinergy will incur any liability or to estimate the damages, if any, that Duke Energy or Cinergy might incur in connection with this matter.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

San Diego Price Indexing Cases. Duke Energy and several of its affiliates, as well as other energy companies, have been parties to 13 lawsuits which have been coordinated as the “Price Indexing Cases” in San Diego, California. The plaintiffs allege that the defendants conspired to manipulate the price of natural gas in violation of state and/or federal antitrust laws, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. In December 2007, Duke Energy reached a settlement in principle to settle the 13 cases. A settlement agreement was executed in February 2008. The proposed settlement will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Other Price Reporting Cases. A total of 12 lawsuits have been filed against Duke Energy affiliates and other energy companies. Seven of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases appealed their respective rulings. On September 24, 2007, the Ninth Circuit reversed the prior rulings and remanded four of the cases to the District Court for further proceedings. Defendants request for reconsideration was denied. In July 2007, the judge in two of the cases reconsidered and reversed his prior ruling dismissing the cases. The seventh case was appealed to the Tennessee Court of Appeals, where oral argument was heard in November 2007 and a decision is pending. In February 2008, the judge in one of the cases granted a motion to dismiss and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. At this time, Duke Energy is unable to express an opinion regarding the probable outcome or estimate damages, if any, related to these matters.

Western Electricity Litigation. Plaintiffs, on behalf of themselves and others, in three lawsuits allege that Duke Energy affiliates, among other energy companies, artificially inflated the price of electricity in certain western states. Two of the cases were dismissed and plaintiffs appealed to the U.S. Court of Appeal for the Ninth Circuit. Of those two cases, one was dismissed by agreement in March 2007. In November 2007, the court issued an opinion affirming dismissal and plaintiffs filed a motion for rehearing. Plaintiffs in these cases seek damages in unspecified amounts. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits, but Duke Energy does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Ohio Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy (then Cinergy and The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy strongly denies the allegations made in the lawsuit and on March 21, 2008, Duke Energy filed a motion to dismiss plaintiffs’ claims. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska, brought the action on their own behalf and on behalf of the village’s approximately 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to the global warming. Plaintiffs seek unspecified monetary damages, attorneys fees and expenses. Duke Energy has not yet been served with this lawsuit. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,069 million and $1,082 million as of March 31, 2008 and December 31, 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through March 31, 2008, Duke Energy has made approximately $473 million in payments that apply to this retention. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

$1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both March 31, 2008 and December 31, 2007, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims or any significant solvency concerns related to the insurance carrier.

Duke Energy Indiana and Duke Energy Ohio have also been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. The impact on Duke Energy’s consolidated results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana and Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

EI UK Holdings, Inc. In March, 2004, EI UK Holdings, Inc., a subsidiary of FirstEnergy Corp, filed a complaint in Ohio State Court. The complaint alleged that Cinergy, and an affiliate, had breached certain agreements and sought indemnification from Cinergy. The case went to trial and on February 14, 2008, the jury returned a verdict in favor of EI UK Holdings and against Cinergy and its affiliate and awarded EI UK Holdings $15 million, plus interest. Cinergy is appealing the verdict.

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

Duke Energy has exposure to certain legal matters that are described herein. As of March 31, 2008 and December 31, 2007, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion and $1.1 billion, respectively, for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. As of March 31, 2008 and December 31, 2007, Duke Energy recognized approximately $1,040 million and $1,040 million, respectively, of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

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

These credits reduced Duke Energy’s income tax liability and, therefore, Duke Energy’s tax expense recorded in Income From Discontinued Operations, net of tax (see Note 11). Commercial Power’s sale of synfuel had generated $339 million in tax credits through December 31, 2005. After reducing for the possibility of phase-out, the amount of additional credits generated during the years ended December 31, 2007 and 2006 were approximately $84 million and $20 million, respectively. Duke Energy ceased production of synfuel upon the expiration of the tax credits at the end of 2007.

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

Duke Energy was party to an agreement with a third party service provider related to certain future purchases. The agreement contained certain damage payment provisions if qualifying purchases were not initiated by September 2008. In the fourth quarter of 2006, Duke Energy initiated early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million. During the year ended December 31, 2007, Duke Energy paid the third party service provider approximately $20 million, which directly reduced

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy’s future exposure under the agreement, and further reduced the reserve by $45 million based upon qualifying purchase commitments that, once satisfied, fulfills Duke Energy’s obligations under the agreement. There is no remaining reserve associated with this agreement.

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

On March 10, 2008, the EPA issued a Clean Air Act Notice of Violation/Finding of Violation (NOV/FOV) asserting noncompliance with SO2 emission limits, opacity standards, and permitting requirements at Duke Energy Ohio’s Zimmer Generating Station. The NOV/FOV also asserts that a PSD permit should have been obtained for the installation in 2004 of a pollution control project in order to comply with the EPA’s regional cap-and-trade program for NOx emissions. Duke Energy Ohio disputes the legal and factual basis for the FOV/NOV. Duke Energy is unable to predict at this time what, if any, remedies or potential penalties may result from the FOV/NOV.

Other. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 15.

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

15. Guarantees and Indemnifications

Duke Energy and its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and its subsidiaries enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party.

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy, or International Energy, or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital or its affiliates prior to the spin-off remained with Spectra Energy Capital subsequent to the spin-off, except for certain guarantees discussed below that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Energy Capital against any losses incurred under these guarantee obligations.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entities. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of March 31, 2008 was approximately $524 million. Approximately $400 million of the guarantees expire between 2008 and 2039, with the remaining performance guarantees having no contractual expiration. In addition, Spectra Energy Capital is in the process of assigning performance guarantees with maximum potential amounts of future payments of approximately $148 million to Duke Energy, as discussed above. Duke Energy has indemnified Spectra Energy Capital for any losses incurred as a result of these guarantees during the assignment period.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Energy could have been required to make under these letters of credit as of March 31, 2008 was approximately $25 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and non-consolidated entities and expire in 2008 and 2009.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of March 31, 2008, Duke Energy had guaranteed approximately $129 million of outstanding surety bonds related to obligations of non-wholly-owned entities, of which approximately $125 million relates to projects at Crescent. The majority of these bonds expire in various amounts in 2008; however, Duke Energy has a bond indemnity obligation through September 2009 for the Crescent projects related to these outstanding bonds.

Additionally, Duke Energy has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2008 to 2019, with others having no specific term. The maximum potential amount of future payments under these guarantees as of March 31, 2008 was approximately $63 million.

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

At March 31, 2008, the amounts of the fair value recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

16. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy adopted SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157). Duke Energy’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy as a result of the adoption of SFAS No. 157.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy determines fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by SFAS No. 157, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy does not adjust quoted market prices on Level 1 inputs for any blockage factor.

Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs—unobservable inputs for the asset or liability.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. For Duke Energy, SFAS No. 159 was effective as of January 1, 2008 and had no impact on amounts presented for periods prior to the effective date. Duke Energy does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy may elect to measure certain financial instruments at fair value in accordance with this standard.

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at March 31, 2008:

	Total Fair Value Amounts at March 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available for sale auction rate securities (a)	$280	$—	$—	$280
Nuclear decommissioning trust fund	1,818	1,264	554	—
Other long-term available for sale securities (a)	369	122	247	—
Derivative assets (b)	398	51	155	192

Total Assets	$2,865	$1,437	$956	$472
Derivative liabilities (c)	(358)	—	(187)	(171)

Net Assets	$2,507	$1,437	$769	$301

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
	(in millions)
Balance at January 1, 2008	$15	$8	$23
Transfers in to Level 3	285	—	285
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated	—	16	16
Total pre-tax losses included in other comprehensive income	(20)	(3)	(23)
Net purchases, sales, issuances and settlements	—	(15)	(15)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	15	15

Balance at March 31, 2008	$280	$21	$301

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2008:
Revenue, non-regulated	$—	$9	$9

Total	$—	$9	$9

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ, NYSE, NYMEX and Chicago Board of Trade, as well as pink sheets, which is an electronic quotation system that displays quotes for broker-dealers for many over-the-counter securities. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy does not adjust prices to reflect for after-hours market activity. The majority of Duke Energy’s investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities: As of March 31, 2008, Duke Energy has approximately $300 million par value (approximately $280 million fair value) of auction rate securities which are currently illiquid. All of these securities were valued as of March 31, 2008 using Level 3 measurements. Valuations were determined based on a combination of broker quotes, where available, internal modeling of comparable instruments or discounted cash flow analyses. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Refer to Note 19 for additional information on Duke Energy’s investments in auction rate securities.

Investments in debt securities: Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives: The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Some commodity derivatives are NYMEX contracts, which Duke Energy classifies as Level 1 measurements.

17. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to March 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 16 for a discussion of Duke Energy’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 16 for a discussion of Duke Energy’s adoption of SFAS No. 159.

FSP No. FIN 39-1. Refer to Note 1 for a discussion of Duke Energy’s adoption of FSP No. FIN 39-1.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). In June 2007, the EITF reached a consensus that would require realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. In addition, EITF 06-11 requires that dividends on equity-classified share-based payment awards be reallocated between retained earnings (for awards expected to vest) and compensation cost (for awards not expected to vest) each reporting period to reflect current forfeiture estimates. For Duke Energy, EITF 06-11 has been applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008, as well as interim periods within those fiscal years. The adoption of EITF 06-11 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of March 31, 2008:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R. SFAS No. 141R changes the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Subsequent to the effective date of SFAS No. 141R, the resolution of tax contingencies relating to Cinergy that existed as of the date of the merger will be required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy will adopt SFAS No. 161 as of January 1, 2009 and SFAS No. 161 encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

18. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table details the changes in Duke Energy’s unrecognized tax benefits from January 1, 2008 to March 31, 2008.

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2008	$348

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	6
Gross decreases—tax positions in prior periods	(3)
Gross increases—current period tax positions	12

Total Changes	15

Unrecognized Tax Benefits—March 31, 2008	$363

At March 31, 2008 and December 31, 2007, Duke Energy had approximately $124 million and $114 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Additionally, at March 31, 2008, Duke Energy has approximately $18 million and $9 million that, if recognized, would affect Income From Discontinued Operations, net of tax, and Goodwill, respectively.

It is reasonably possible that Duke Energy will reflect an approximate $65 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements. Also, it is reasonably possible that up to approximately $100 million in currently recorded unrecognized tax benefits related to prior open tax years could change within the next twelve months, although Duke Energy is unable to further estimate the amount of potential change at this time. Duke Energy expects in the next twelve months to decide whether or not to contest a ruling by the taxing authorities that denied its position.

Duke Energy is assessing certain other tax matters, which do not represent tax positions under FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” which could result in gains in future periods. However, the timing and amounts of any such potential gains are not currently estimable.

During the three months ended March 31, 2008, Duke Energy recognized an immaterial amount of net interest expense in the Consolidated Statements of Operations related to income taxes. At March 31, 2008, Duke Energy had approximately $26 million of interest receivable, which reflects all interest related to income taxes, and $2 million accrued for the payment of penalties recorded in the Consolidated Balance Sheets.

Duke Energy has the following tax years open.

Jurisdiction	Tax Years
Federal	1999 and after (except for Cinergy and its subsidiaries, which are open for years 2000 and after)
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years
International	2000 and after

The effective tax rate for income from continuing operations for the three months ended March 31, 2008 was approximately 32.5% as compared to 29.2% for the same period in 2007. The increase in the effective tax rate is due primarily to the recognition of the reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy (see Note 1).

As of March 31, 2008 and December 31, 2007, approximately $280 million and $312 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At March 31, 2008, these balances exceeded 5% of total current assets.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in millions)
Excise Taxes	$78	$75

19. Other Comprehensive Income

At December 31, 2007, Duke Energy held approximately $430 million of investments in auction rate debt securities, substantially all of which were sold at auction in January 2008 at full principal amounts. Duke Energy made additional investments in auction rate debt securities during the first quarter of 2008, which primarily consisted of investments in AAA rated student loan securities which have very minimal credit risk as substantially all values are ultimately backed by the U.S. Federal government. At March 31, 2008, Duke Energy held approximately $300 million par value of investments in auction rate debt securities. As a result of the current illiquid market for auction rate debt securities, at March 31, 2008, Duke Energy has classified all its investments in auction rate debt securities as long-term investments in Other within Investments and Other Assets on the Consolidated Balance Sheets. Management of Duke Energy has the intent and ability to hold these securities until the credit markets regain liquidity or the instruments are refunded by the issuer under the terms of the indenture, such that these holdings can be redeemed at their stated par values. As these securities are treated as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Duke Energy performed a valuation of its investment holdings at March 31, 2008 (consistent with provisions of SFAS No. 157 – see Note 16) and determined that the carrying value of these investments exceeded the current estimated fair value of these investments by approximately $20 million. Duke Energy recorded the reduction in carrying value of these investments as a component of Other Comprehensive Income during the three months ended March 31, 2008 as management believes the reduction in fair value is temporary. Management will continue to monitor the carrying value of these investments in the future to determine if any other-than-temporary impairment losses should be recorded.

20. Subsequent Events

For information on subsequent events related to debt and credit facilities, discontinued operations and assets held for sale, regulatory matters, and commitments and contingencies, see Notes 7, 11, 13 and 14, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Executive Overview

Net income was $465 million for the first quarter of 2008 as compared to $357 million for the first quarter of 2007. Diluted earnings per share increased from $0.28 per share in the first quarter of 2007 to $0.37 per share in the first quarter of 2008 primarily due to the increase in net income in the first quarter of 2008 as compared to the same period in 2007, as described further below.

Income from continuing operations increased from $337 million for the first quarter of 2007 to $463 million for the first quarter of 2008. Total business segment EBIT increased from $683 million to $899 million. The increase for U.S. Franchised Electric and Gas of $63 million was primarily attributed to the conclusion in the third quarter of 2007 of North Carolina clean air amortization in 2007, the substantial completion of rate credits in 2007 related to the merger with Cinergy Corp. (Cinergy), favorable weather and higher allowance for funds used during construction (AFUDC), partially offset by lower retail rates resulting from the North Carolina 2007 rate review, a favorable settlement with the Department of Energy that occurred in 2007 related to its obligation to accept and dispose of used nuclear fuel, higher depreciation expense and lower Bulk Power Marketing results, net of sharing. Segment results for Commercial Power improved $133 million, primarily due to improved mark-to-market impacts of economic hedges, lower purchase accounting net expenses, gains on the sale of emission allowances and improved results of the Midwest gas-fired assets, partially offset by higher expenses from increased plant maintenance due to plant outages. The $20 million increase in segment results for International Energy were driven primarily by higher margins at National Methanol Company (NMC) and favorable foreign exchange rates, partially offset by unfavorable hydrology in Latin America. Results at Crescent were flat for the three months ended March 31, 2008 as compared to the same period in the prior year, reflecting the ongoing challenges in the overall real estate markets.

The increase in segment EBIT was partially offset by higher interest expense of approximately $19 million due primarily to higher debt balances. The effective tax rate for the first quarter 2008 increased to approximately 32% compared to 29% in the same period in 2007 primarily due to of the recognition of a reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy.

The decrease in income from discontinued operations from $20 million in first quarter 2007 to $2 million in 2008 primarily reflects the classification of the results of operations for Commercial Power’s synthetic fuel (synfuel) operations as discontinued operations as a result of the cessation of synfuel operations on December 31, 2007 due to the expiration of certain tax credits.

RESULTS OF OPERATIONS

Results of Operations and Variances (in millions)

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
Operating revenues	$3,337	$3,035	$302
Operating expenses	2,604	2,436	168
Gains (losses) on sales of other assets and other, net	18	(11)	29

Operating income	751	588	163
Other income and expenses, net	117	53	64
Interest expense	182	163	19
Minority interest expense	1	2	(1)

Income from continuing operations before income taxes	685	476	209
Income tax expense from continuing operations	222	139	83

Income from continuing operations	463	337	126
Income from discontinued operations, net of tax	2	20	(18)

Net income	$465	$357	$108

PART I

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended March 31, 2008 as Compared to March 31, 2007. Consolidated operating revenues for the three months ended March 31, 2008 increased $302 million, compared to the same period in 2007. This change was primarily driven by the following:

•

A $202 million increase at U.S. Franchised Electric and Gas driven primarily by an increase in fuel revenues (including emission allowances) primarily driven by higher fuel prices (approximately $163 million), substantial completion in 2007 of the sharing of anticipated merger savings (approximately $51 million), and favorable weather conditions (approximately $32 million), partially offset by a decrease in retail rates and rate riders primarily related to new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers and the Demand Side Management rider implemented in Ohio in the third quarter of 2007 (approximately $25 million) and a decrease in wholesale power revenues, net of sharing, primarily due to increased sharing of profits with North Carolina retail customers and lower Midwest sales volumes largely driven by forced outages (approximately $18 million),

•

A $70 million increase at Commercial Power primarily due to an increase in mark-to-market revenues on non-qualifying power and capacity hedge contracts (approximately $33 million), an increase in retail electric revenues due to increased amortization of purchase accounting valuation liability of the rate stabilization plan and increased retail demand resulting from a favorable weather in 2008 (approximately $19 million) and increased revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes due to favorable weather as well as higher PJM capacity revenues (approximately $17 million), and

•

A $44 million increase at International Energy due primarily to higher average energy prices and the strengthening of the Real against the U.S. dollar in Brazil, partially offset by lower volumes (approximately $24 million), higher average energy prices in Guatemala and El Salvador (approximately $27 million) and increased natural gas liquids sales in Peru (approximately $6 million) partially offset by decreased sales volume as a result of unfavorable hydrology in Ecuador (approximately $16 million).

Consolidated Operating Expenses

Three Months Ended March 31, 2008 as Compared to March 31, 2007. Consolidated operating expenses for the three months ended March 31, 2008 increased $168 million, compared to the same period in 2007. This change was primarily driven by the following:

•

A $164 million increase at U.S. Franchised Electric and Gas driven primarily by an increase in fuel expense, including purchased power (approximately $171 million), increased operating and maintenance expenses primarily due to higher outage and maintenance costs at generating plants (approximately $21 million) and increased depreciation due primarily to additional capital spending (approximately $20 million), partially offset by decreased regulatory amortization expense related to the completion in 2007 of North Carolina clean air legislation compliance costs,

•

A $47 million increase at International Energy due primarily to higher operating and general and administrative costs and the strengthening of the Real against the U.S. dollar in Brazil (approximately $16 million), increased fuel and purchased power costs in Guatemala (approximately $14 million), higher fuel costs due to increased generation in El Salvador (approximately $13 million) and higher purchased power costs due to unfavorable hydrology in Argentina (approximately $7 million), partially offset by lower generation in Ecuador (approximately $11 million), partially offset by

•

A $39 million decrease at Commercial Power primarily due to an increase in mark-to-market gains on non-qualifying fuel hedge contracts (approximately $40 million) and lower sulfur dioxide emission allowance expenses due to installation of flue gas desulfurization equipment (approximately $18 million), partially offset by increased fuel and operating expenses for the Midwest gas-fired generation assets due to increased generation volumes in 2008 (approximately $7 million) and increased operating expenses primarily due to increased plant maintenance (approximately $5 million).

Consolidated Gains (Losses) on Sales of Other Assets and Other, Net

Consolidated gain (losses) on sales of other assets and other, net was a gain of approximately $18 million and a loss of approximately $11 million for the three months ended March 31, 2008 and 2007, respectively. The net gain for the three months ended March 31, 2008 and net loss for the three months ended March 31, 2007 were due primarily to Commercial Power’s sale of emission allowances.

PART I

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2008 increased $163 million, compared to the same period in 2007. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Consolidated other income and expenses, net for the three months ended March 31, 2008 increased $64 million compared to the same period in 2007. The increase was driven primarily by an increase in equity earnings of $24 million due primarily to increased equity earnings at International Energy of approximately $23 million primarily related to its investment in NMC, a $21 million charge in the first quarter of 2007 associated with convertible debt related to the spin-off of Spectra Energy with no comparable charge during the first quarter of 2008, and an $18 million increase in the equity component of allowance for funds used during construction (AFUDC) as a result of additional capital spending.

Consolidated Interest Expense

Consolidated interest expense for the three months ended March 31, 2008 increased $19 million, compared to the same period in 2007. This increase was due primarily to higher debt balances.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended March 31, 2008 increased $83 million compared to the same period in 2007. The increase is primarily the result of higher pre-tax income and a higher effective tax rate for the three months ended March 31, 2008 (32%) compared to the same period in 2007 (29%). The increase in the effective tax rate is due primarily to the recognition of the reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy.

Consolidated Income from Discontinued Operations, Net of tax

Consolidated income from discontinued operations, net of tax, for the three months ended March 31, 2008 decreased $18 million, compared to the same period in 2007. The decrease primarily relates to the inclusion of the results of Commercial Power’s synfuel operations (approximately $12 million of after-tax earnings, including an approximate $34 million tax benefit), which ceased upon the expiration of tax credits on December 31, 2007 and were reclassified to discontinued operations, in the three months ended March 31, 2007.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the gains and losses on foreign currency remeasurement and interest and dividend income on those balances are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations as it represents the results of Duke Energy’s ownership interest in operations without regard to financing methods or capital structures.

PART I

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment (in millions)

	Three Months Ended March 31,
	2008	2007
U.S. Franchised Electric and Gas	$637	$574
Commercial Power	146	13
International Energy	114	94
Crescent	2	2

Total reportable segment EBIT	899	683
Other	(78)	(84)

Total reportable segment and other EBIT	821	599
Interest expense	(182)	(163)
Interest income and other(a)	46	40

Consolidated income from continuing operations before income taxes	$685	$476

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

U.S. Franchised Electric and Gas

U.S. Franchised Electric and Gas includes the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky).

	Three Months Ended March 31,
(in millions, except where noted)	2008	2007	Increase (Decrease)
Operating revenues	$2,601	$2,399	$202
Operating expenses	1,999	1,835	164
Gains (losses) on sales of other assets and other, net	3	—	3

Operating income	605	564	41
Other income and expenses, net	32	10	22

EBIT	$637	$574	$63

Duke Energy Carolinas GWh sales(a)	22,055	21,542	513
Duke Energy Midwest GWh sales(a)(b)	16,276	16,412	(136)
Net proportional MW capacity in operation(c)	27,333	27,590	(257)

(a)	Gigawatt-hours (GWh)
(b)	Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest
(c)	Megawatt (MW)

PART I

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three months ended March 31, 2008 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended March 31, 2008
Residential sales(a)	2.1%
General service sales(a)	1.7%
Industrial sales(a)	(1.7)%
Wholesale sales	20.1%
Total Duke Energy Carolinas sales(b)	2.4%
Average number of customers	1.8%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the three months ended March 31, 2008 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended March 31, 2008
Residential sales(a)	2.9%
General service sales(a)	4.1%
Industrial sales(a)	(2.1)%
Wholesale sales	(17.2)%
Total Duke Energy Midwest sales(b)	(0.8)%
Average number of customers	0.6%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended March 31, 2008 as Compared to March 31, 2007

Operating Revenues. The increase was driven primarily by:

•

A $163 million increase in fuel revenues (including emission allowances) driven primarily by increased retail fuel rates. Fuel rates increased primarily due to increased coal transportation and natural gas costs. These fuel revenues represent sales to retail and wholesale customers;

•	A $51 million increase related to the substantial completion in 2007 of the sharing of anticipated merger savings through rate decrement riders with regulated customers, and
•

A $32 million increase in GWh sales to retail customers due to favorable weather conditions. For the Midwest, heating degree days for the first quarter of 2008 were approximately 10% above normal compared to 6% above normal during the same period in 2007. For the Carolinas, heating degree days for the first quarter of 2008 were approximately 1% below normal compared to 8% below normal during the same period in 2007. The number of heating degree days for the first quarter of 2008 was approximately 5% greater than the same period in 2007 for combined Carolinas and the Midwest.

Partially offsetting these increases were:

•

A $25 million decrease in retail rates and rate riders primarily related to the new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers and the Demand Side Management rider implemented in Ohio in the third quarter of 2007; and

•

An $18 million decrease in wholesale power revenues, net of sharing, primarily due to increased sharing of profits with North Carolina retail customers and lower Midwest sales volumes largely driven by forced outages. Profits from certain wholesale transactions are required to be shared with retail customers in various jurisdictions. Additionally, beginning in first quarter 2008, Duke Energy Carolinas is required to share a greater percentage of profits with customers in the North Carolina jurisdiction compared to the same period in 2007.

Operating Expenses. The increase was driven primarily by:

•

A $171 million increase in fuel expense (including purchased power) due primarily to an increase in Duke Energy Indiana’s wholesale emission allowance expense driven by the recognition of the 2007 gain on sales of native load allowances previously deferred,

PART I

higher coal costs in the Carolinas resulting from higher freight costs, higher natural gas costs at Duke Energy Ohio and increased generation at coal fired plants during the first quarter of 2008 compared to the first quarter of 2007. This increase also reflects a $19 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized on March 6, 2007;

•	A $21 million increase in operating and maintenance expenses primarily due to higher outage and maintenance costs at generating plants; and
•	A $20 million increase in depreciation due primarily to additional capital spending.

Partially offsetting these increases was:

•

A $48 million decrease in regulatory amortization expenses. Approximately $56 million of the decrease relates to the amortization of compliance costs related to North Carolina clean air legislation, which was completed in 2007.

Other Income and Expenses, net. The increase resulted primarily from the equity component of AFUDC due to additional capital spending for ongoing construction projects.

EBIT. The increase resulted primarily from the substantial completion of the required rate reductions due to the merger with Cinergy, decreased regulatory amortization and favorable weather conditions. These increases were partially offset by lower retail rates in North Carolina, higher operation and maintenance costs and the DOE settlement.

Commercial Power

	Three Months Ended March 31,
(in millions, except where noted)	2008	2007	Increase (Decrease)
Operating revenues	$450	$380	$70
Operating expenses	323	362	(39)
Gains (losses) on sales of other assets and other, net	14	(11)	25

Operating income	141	7	134
Other income and expenses, net	5	6	(1)

EBIT	$146	$13	$133

Actual plant production, GWh	5,919	5,871	48
Proportional megawatt capacity in operation	7,550	8,100	(550)

Three Months Ended March 31, 2008 as compared to March 31, 2007

Operating Revenues. The increase was primarily driven by:

•

A $33 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $11 million in 2008 compared to losses of $44 million in 2007;

•

A $19 million increase in retail electric revenues due to increased amortization of purchase accounting valuation liability of the rate stabilization plan and increased retail demand resulting from favorable weather in 2008 compared to 2007, and

•

A $17 million increase in revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes due to favorable weather in 2008 compared to 2007 and higher PJM capacity revenues.

Operating Expenses. The decrease was primarily driven by:

•	A $40 million decrease in fuel expense due to mark-to-market gains on non-qualifying fuel hedge contracts of $58 million in 2008 compared to gains of $18 million in 2007; and
•	An $18 million decrease primarily due to lower sulfur dioxide emission allowance expenses due to installation of flue gas desulfurization equipment.

Partially offsetting these decreases were:

•	A $7 million increase in fuel and operating expenses for the Midwest gas-fired generation assets primarily due to increased generation volumes in 2008 compared to 2007, and

PART I

•	A $5 million increase in operating expenses primarily due to increased plant maintenance due to plant outages.

Gains (Losses) on Sales of Other Assets and Other, net. Increase in 2008 compared to 2007 is attributable to gains on sales of emission allowances in 2008 compared to losses on sales of emission allowances in 2007.

EBIT. The improvement is primarily attributable to higher mark-to-market earnings on economic hedges due primarily to increasing coal prices, improved results from the Midwest gas-fired assets as a result of higher generation volumes and increased PJM capacity revenues, gains on sales of emission allowances and lower emission allowance expenses due to installation of flue gas desulfurization equipment. These favorable variances were partially offset by higher expenses from increased plant maintenance in 2008.

International Energy

	Three Months Ended March 31,
(in millions, except where noted)	2008	2007	Increase (Decrease)
Operating revenues	$289	$245	$44
Operating expenses	212	165	47

Operating income	77	80	(3)
Other income and expenses, net	42	19	23
Minority interest expense	5	5	—

EBIT	$114	$94	$20

Sales, GWh	4,244	4,654	(410)
Proportional megawatt capacity in operation	4,005	3,945	60

Three Months Ended March 31, 2008 as Compared to March 31, 2007

Operating Revenues. The increase was driven primarily by:

•	A $24 million increase in Brazil due to higher average energy prices and the strengthening of the Brazilian Real against the U.S. dollar, partially offset by lower volumes;

•	A $15 million increase in Guatemala due to higher average energy prices, partially offset by lower dispatch;

•	A $12 million increase in El Salvador due to higher average energy prices as a result of higher demand; and

•	A $6 million increase in Peru as a result of increased natural gas liquids sales.

Partially offsetting these increases was:

•	A $16 million decrease in Ecuador primarily due to decreased sales volume as a result of unfavorable hydrology.

Operating Expenses. The increase was driven primarily by:

•	A $16 million increase in Brazil primarily due to higher operating and general and administrative costs, as well as the strengthening of the Brazilian Real against the U.S. dollar;

•	A $14 million increase in Guatemala due to increased fuel costs and higher purchased power costs;

•	A $13 million increase in El Salvador primarily due to higher fuel costs resulting from increased generation;

•	A $7 million increase in Argentina due to higher purchased power costs as a result of unfavorable hydrology, and

•	A $5 million increase in Peru primarily due to higher royalty fees.

Partially offsetting these increases was:

•	An $11 million decrease in Ecuador due to a lower generation.

Other Income and Expenses, net. The increase was primarily driven by a $20 million increase in National Methanol Company (NMC) due to higher methanol and MTBE margins and increased sales volumes as a result of planned maintenance in 2007.

EBIT. The increase was due primarily to the favorable results at NMC, the strengthening of the Brazilian Real against the U.S. dollar and favorable energy prices in Latin America, offset by lower volumes due to unfavorable hydrology in Argentina.

PART I

Crescent

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in millions)
Equity in earnings of unconsolidated affiliates	$2	$2	$—

EBIT	$2	$2	$—

EBIT. Segment EBIT for Crescent was flat for the three months ended March 31, 2008 as compared to the same period in the prior year. During the three months ended March 31, 2008, Crescent recognized gains from sales of certain real estate holdings in the fourth quarter of 2007 which had been deferred until the first quarter of 2008 (Duke Energy’s proportionate pre-tax share of approximately $17 million), offset by impairment charges (Duke Energy’s proportionate pre-tax share of approximately $11 million) and increased interest expense (Duke Energy’s proportionate pre-tax share of approximately $7 million).

Matters Impacting Future Results

Crescent’s results are subject to volatility due to various factors including its management’s investment decisions, real estate market conditions, the cost of construction materials, the availability and cost of credit and the general level of interest rates. During 2007 and the first quarter of 2008, Crescent recorded impairment charges on certain of its properties, which reflected current economic conditions in Crescent’s markets and its management’s plans for the properties in its portfolio. Changes in factors such as further or prolonged deterioration in real estate market conditions or changes regarding the timing or method for disposition of properties could result in future impairments being recorded by Crescent, which would be reflected in Duke Energy’s equity earnings of Crescent.

In addition, as of March 31, 2008, Duke Energy performed an overall assessment of its investment in Crescent to determine if an impairment of the carrying value of its investment in Crescent exists. As of March 31, 2008, the carrying value of Duke Energy’s equity method investment in Crescent was approximately $208 million. The impairment assessment was deemed necessary as a result of the prolonged deterioration in the real estate markets which has resulted in sales at Crescent that are substantially lower in 2007 and the first quarter of 2008 than was forecasted. Further, Crescent has long-term debt of approximately $1.5 billion at March 31, 2008, all of which is non-recourse to Duke Energy. Approximately $1.2 billion of the long-term debt balance is term debt due in September 2012. Crescent’s debt agreements have certain financial covenants that are required to be met on a quarterly basis. If current market conditions continue to be difficult or deteriorate further, Crescent could be in violation of one or more of its debt covenants, perhaps as early as the second quarter of 2008. Crescent’s management currently believes that it can successfully negotiate amendments to its debt agreements, including the debt covenant compliance requirements, which is expected to enable Crescent to execute its business plans for the foreseeable future, absent other outside market factors. However, failure to successfully negotiate amendments to its debt agreements could have a material adverse impact on Crescent’s future results of operations and cash flows.

As of March 31, 2008, Duke Energy believes the fair value of its investment in Crescent exceeds the carrying value. Duke Energy’s determination of fair value considered the results of discounted cash flow models and other indicators of fair value. However, further or prolonged deterioration in market conditions, or the inability of Crescent to negotiate amendments to its debt agreements, as discussed above, could result in future impairment charges being recorded. Management of Duke Energy continues to closely monitor its overall investment in Crescent for indicators of impairment. Also, refer to Note 15, Guarantees and Indemnifications, for a discussion of Duke Energy’s guarantee of certain surety bonds for Crescent projects.

PART I

Other

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$21	$36	$(15)
Operating expenses	94	100	(6)
Gains (losses) on sales of other assets and other, net	1	—	1

Operating income	(72)	(64)	(8)
Other income and expenses, net	(7)	(21)	14
Minority interest expense	(1)	(1)	—

EBIT	$(78)	$(84)	$6

Three Months Ended March 31, 2008 as Compared to March 31, 2007

Operating Income. The decrease was driven primarily by higher captive insurance costs.

Other Income and Expenses, net. The reduction in net expense was due primarily to convertible debt charges of approximately $21 million related to the spin-off of Spectra Energy with no comparable charges in 2008.

EBIT. The increase was due primarily to convertible debt charges recorded in 2007 with no comparable charges in 2008, partially offset by higher captive insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities was $1,012 million for the three months ended March 31, 2008 compared to $907 million for the same period in 2007, an increase in cash provided of $105 million. This change was driven primarily by net income of $465 million in the three months ended March 31, 2008 compared to $357 million for the same period in 2007.

Investing Cash Flows

Net cash used in investing activities was $1,075 million for the three months ended March 31, 2008 compared to $594 million for the same period in 2007, an increase in cash used of $481 million. This change was driven primarily by:

•	An approximate $300 million increase in capital expenditures, and
•	An approximate $200 million decrease in proceeds from available for sale securities, net of purchases.

Financing Cash Flows and Liquidity

Net cash provided by financing activities was $27 million for the three months ended March 31, 2008 compared to $691 million of cash used for the same period in 2007, an increase in cash provided of $718 million. This change was driven primarily by:

•

An approximate $700 million increase in proceeds from issuances of long-term debt, net of redemptions, as a result of net issuances of approximately $350 million during 2008 as compared to net repayments of approximately $350 million during 2007

•	An approximate $400 million increase in cash provided as the result of cash distributed to Spectra Energy in the spin-off in 2007, partially offset by
•	An approximate $400 million decrease in proceeds from issuances of notes payable and commercial paper due to net repayments in 2008 versus net issuances in 2007.

Significant Financing Activities. In January 2008, Duke Energy Carolinas, LLC (Duke Energy Carolinas) issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in late 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated at the time of issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million, which was recorded as a component of Accumulated Other Comprehensive Income (AOCI) and will be amortized as a component of interest expense over the life of the debt.

PART I

In March 2008, Duke Energy entered into an amendment to the $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Pursuant to the amendment, the additional credit capacity of $550 million specifically increased the borrowing sublimits for Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana) to $750 million and $700 million, respectively. In May 2008, Duke Energy reallocated the sublimits under its master credit facility by increasing the sublimit of Duke Energy Carolinas $100 million to $900 million and reducing the sublimits of both Duke Energy Ohio and Duke Energy Indiana by $50 million to $700 million and $650 million, respectively.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% due April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance will be used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in late 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated at the time of issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million, which was recorded as a component of AOCI and will be amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, have an initial interest rate of 2.15% which will be reset on a weekly basis.

While Duke Energy has plans to refund and refinance its remaining tax exempt auction rate bonds, the timing of such refinancing transaction is uncertain and subject to market conditions.

Available Credit Facilities and Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2008, Duke Energy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Through May 1, 2008, the credit ratings of Duke Energy and its subsidiaries were unchanged from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Other Financing Matters. In October 2007, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission. Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

Off-Balance Sheet Arrangements

During the first quarter of 2008, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the first quarter of 2008, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2007.

PART I

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of March 31, 2008:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R. SFAS No. 141R changes the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Subsequent to the effective date of SFAS No. 141R, the resolution of tax contingencies relating to Cinergy that existed as of the date of the merger will be required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy will adopt SFAS No. 161 as of January 1, 2009 and SFAS No. 161 encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

Subsequent Events

For information on subsequent events related to debt and credit facilities, discontinued operations and assets held for sale, regulatory matters, and commitments and contingencies see Note 7, “Debt and Credit Facilities,” Note 11, “Discontinued Operations and Assets Held for Sale,” Note 13, “Regulatory Matters,” and Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007.

Interest Rate Risk

Based on a sensitivity analysis as of March 31, 2008, it was estimated that if market interest rates average 1% higher (lower) over the next twelve months, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $24 million. Comparatively, based on a sensitivity analysis as of December 31, 2007, had interest rates averaged 1% higher (lower) in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $22 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities

PART I

outstanding, adjusted for interest rate hedges, auction rate investments with interest rates that periodically reset, cash and cash equivalents outstanding as of March 31, 2008 and December 31, 2007. The increase in interest rate sensitivity was primarily due to a decrease in cash and auction rate investments with interest rates that periodically reset balances. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 and, other than the third party sourcing arrangement discussed below, found no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the first quarter of 2008, Duke Energy transferred payroll processing for the Midwest operations to the same third party provider currently used for the Carolinas and Houston operations.

PART II. Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2008, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Duke Energy’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy or that Duke Energy currently deems to be immaterial also may materially adversely affect Duke Energy’s financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for First Quarter of 2008

There were no issuer purchases of equity securities during the first quarter of 2008.

In February 2005, Duke Energy announced plans to execute up to approximately $2.5 billion of stock repurchases over a three year period. Duke Energy repurchased approximately $1.4 billion of common stock under this plan, which expired in February 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the first quarter of 2008.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
3.1		Amended and Restated By-Laws of Duke Energy Corporation (filed on Form 8-K of Duke Energy Corporation, March 3, 2008, File No. 1-32853, as Exhibit 3.1).

*10.1		Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

*10.2	**	Agreement, effective March 31, 2008, by and between Henry B. Barron, Jr. and Duke Energy Corporation.

10.3	**	Form of Phantom Stock Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.1).

10.4	**	Form of Performance Share Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.2).

10.5		Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Corporation, March 12, 2008, File No. 1-32853, as Exhibit 10.1).

*31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CORPORATION

Date: May 9, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 9, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller