Form 10-Q
period 2008-06-30
Duke Energy CORP
filed 2008-08-11
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 Or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.001, outstanding as of August 1, 2008    1,264,895,414

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2008

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
•

Construction and development risks associated with the completion of Duke Energy’s capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner;

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Regulated electric	$2,279	$2,128	$4,512	$4,180
Non-regulated electric, natural gas, and other	837	730	1,584	1,374
Regulated natural gas	113	108	470	447
Total operating revenues	3,229	2,966	6,566	6,001
Operating Expenses
Fuel used in electric generation and purchased power	1,043	969	1,995	1,789
Cost of natural gas and coal sold	83	82	362	342
Operation, maintenance and other	877	833	1,662	1,582
Depreciation and amortization	418	439	831	872
Property and other taxes	158	153	333	327
Total operating expenses	2,579	2,476	5,183	4,912
Gains (Losses) on Sales of Other Assets and Other, net	33	1	51	(10)
Operating Income	683	491	1,434	1,079
Other Income and Expenses
Equity in (loss) earnings of unconsolidated affiliates	(61)	51	(18)	70
Other income and expenses, net	75	69	149	103
Total other income and expenses	14	120	131	173
Interest Expense	194	159	376	322
Minority Interest (Benefit) Expense	(2)	1	(1)	3
Income From Continuing Operations Before Income Taxes	505	451	1,190	927
Income Tax Expense from Continuing Operations	167	152	389	291
Income From Continuing Operations	338	299	801	636
Income (Loss) From Discontinued Operations, net of tax	13	(6)	15	14
Net Income	$351	$293	$816	$650

Common Stock Data
Weighted-average shares outstanding
Basic	1,264	1,260	1,264	1,259
Diluted	1,268	1,267	1,267	1,267
Earnings per share (from continuing operations)
Basic	$0.27	$0.24	$0.63	$0.51
Diluted	$0.27	$0.24	$0.63	$0.50
Earnings per share (from discontinued operations)
Basic	$0.01	$(0.01)	$0.02	$0.01
Diluted	$0.01	$(0.01)	$0.01	$0.01
Earnings per share
Basic	$0.28	$0.23	$0.65	$0.52
Diluted	$0.28	$0.23	$0.64	$0.51
Dividends per share	$0.45	$0.43	$0.67	$0.64

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$717	$678
Short-term investments	460	437
Receivables (net of allowance for doubtful accounts of $48 at June 30,
2008 and $67 at December 31, 2007)	1,845	1,767
Inventory	1,026	1,012
Assets held for sale	—	2
Other	1,236	1,020
Total current assets	5,284	4,916
Investments and Other Assets
Investments in unconsolidated affiliates	666	696
Nuclear decommissioning trust funds	1,804	1,929
Goodwill	4,654	4,642
Intangibles, net	694	720
Notes receivable	144	153
Assets held for sale	—	115
Other	3,316	2,944
Total investments and other assets	11,278	11,199
Property, Plant and Equipment
Cost	48,489	46,056
Less accumulated depreciation and amortization	16,024	14,946
Net property, plant and equipment	32,465	31,110
Regulatory Assets and Deferred Debits
Deferred debt expense	257	255
Regulatory assets related to income taxes	585	552
Other	1,729	1,654
Total regulatory assets and deferred debits	2,571	2,461
Total Assets	$51,598	$49,686

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	June 30, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,274	$1,585
Notes payable and commercial paper	414	742
Taxes accrued	394	383
Interest accrued	180	145
Liabilities associated with assets held for sale	—	114
Current maturities of long-term debt	1,227	1,526
Other	1,470	1,203
Total current liabilities	4,959	5,698
Long-term Debt	11,647	9,498
Deferred Credits and Other Liabilities
Deferred income taxes	5,026	4,751
Investment tax credit	154	161
Liabilities associated with assets held for sale	—	3
Asset retirement obligations	2,434	2,351
Other	5,888	5,844
Total deferred credits and other liabilities	13,502	13,110
Commitments and Contingencies
Minority Interests	189	181
Common Stockholders' Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,265 million and 1,262 million shares outstanding at June 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	19,974	19,933
Retained earnings	1,353	1,398
Accumulated other comprehensive loss	(27)	(133)
Total common stockholders' equity	21,301	21,199
Total Liabilities and Common Stockholders' Equity	$51,598	$49,686

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$816	$650
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	908	948
(Gains) losses on sales of other assets	(75)	15
Deferred income taxes	286	(15)
Minority Interest	(1)	3
Equity in loss (earnings) of unconsolidated affiliates	18	(70)
Contributions to company-sponsored pension and other post-retirement benefit plans	—	(350)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(103)	18
Receivables	(79)	(78)
Inventory	(9)	(61)
Other current assets	24	(97)
Increase (decrease) in
Accounts payable	(54)	(220)
Taxes accrued	26	171
Other current liabilities	(118)	(257)
Other, assets	72	292
Other, liabilities	(16)	463
Net cash provided by operating activities	1,695	1,412
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,142)	(1,587)
Investment expenditures	(10)	(13)
Acquisitions, net of cash acquired	—	(54)
Purchases of available-for-sale securities	(32,238)	(12,576)
Proceeds from sales and maturities of available-for-sale securities	31,723	12,978
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	78	29
Settlement of net investment hedges and other investing derivatives	—	(10)
Purchases of emission allowances	(23)	(72)
Sales of emission allowances	80	33
Change in restricted cash	17	95
Other	(12)	(4)
Net cash used in investing activities	(2,527)	(1,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,393	506
Issuance of common stock related to employee benefit plans	23	20
Payments for the redemption of:
Long-term debt	(803)	(665)
Convertible notes	—	(110)
Notes payable and commercial paper	(187)	625
Distributions to minority interests	(1)	(52)
Contributions from minority interests	3	68
Cash distributed to Spectra Energy	—	(395)
Dividends paid	(549)	(532)
Other	(8)	(33)
Net cash provided by (used in) financing activities	871	(568)
Net increase (decrease) in cash and cash equivalents	39	(337)
Cash and cash equivalents at beginning of period	678	948
Cash and cash equivalents at end of period	$717	$611

Supplemental Disclosures:
Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$—	$5,197
Accrued capital expenditures	$125	$127
Dividends declared but not paid	$291	$278

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	SFAS No. 158 Adjustment	Total
Balance December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$2	$(311)	$26,102
Net income	—	—	—	650	—	—	—	—	650
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	94	—	—	—	94
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	6	—	—	6
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	2	—	—	2
SFAS No. 158 amortization(c)	—	—	—	—	—	—	—	8	8
Other	—	—	—	—	—	—	2	(2)	—

Total comprehensive income									760
Adoption of FIN 48	—	—	—	(25)	—	—	—	—	(25)
Adoption of SFAS No. 158—measurement date provision(d)	—	—	—	(30)	—	—	—	(22)	(52)
Distribution of Spectra Energy to shareholders	—	—	—	(4,590)	(1,156)	6	—	148	(5,592)
Dividend reinvestment and employee benefits	3	—	38	—	—	—	—	—	38
Common stock dividends	—	—	—	(810)	—	—	—	—	(810)

Balance June 30, 2007	1,260	$1	$19,892	$847	$(113)	$(31)	$4	$(179)	$20,421

Balance December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$2	$(74)	$21,199

Net income	—	—	—	816	—	—	—	—	816
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	123	—	—	—	123
Net unrealized loss on cash flow hedges(a)	—	—	—	—	—	(7)	—	—	(7)
SFAS No. 158 amortization(c)	—	—	—	—	—	—	—	12	12
Unrealized loss on investments of auction rate securities(e)	—	—	—	—	—	—	(16)	—	(16)
Reclassification of losses on investments in auction rate securities into earnings(f)	—	—	—	—	—		2	—	2
Other(g)	—	—	—	—	—	—	(8)	—	(8)

Total comprehensive income									922
Dividend reinvestment and employee benefits	3	—	41	—	—	—	—	—	41
Common stock dividends	—	—	—	(850)	—	—	—	—	(850)
Additional amounts related to the spin-off of Spectra Energy	—	—	—	(11)	—	—	—	—	(11)

Balance June 30, 2008	1,265	$1	$19,974	$1,353	$116	$(61)	$(20)	$(62)	$21,301

(a)	Net unrealized gains (losses) on cash flow hedges, net of $5 tax benefit in 2008 and $3 tax expense in 2007.
(b)	Reclassification into earnings from cash flow hedges, net of $2 tax expense in 2007.
(c)	Net of tax expense of $7 and $3 in 2008 and 2007, respectively.
(d)	Net of $28 tax benefit in 2007.
(e)	Net of $11 tax benefit in 2008.
(f)	Net of $2 tax expense in 2008
(g)	Net of $6 tax benefit in 2008

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

Reclassifications. Certain prior period amounts on the Consolidated Balance Sheets have been reclassified in connection with the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts,” (FSP No. FIN 39-1) on January 1, 2008, as discussed below, the effects of which require retrospective application to the Consolidated Balance Sheets.

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. On January 1, 2008, Duke Energy adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Prior to the adoption of FSP No. FIN 39-1, Duke Energy offset the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” but presented cash collateral on a gross basis within the Consolidated Balance Sheets. At June 30, 2008 and December 31, 2007, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $17 million and $5 million, respectively, and had payables related to obligations to return cash collateral of approximately $82 million and an insignificant amount, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy had insignificant

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

cash collateral receivables and payables under master netting arrangements that have not been offset against net derivative positions at June 30, 2008 or December 31, 2007.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per thousand cubic feet (Mcf) for all customers classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, were approximately $443 million and $380 million, respectively.

Other Liabilities. Dividends payable, which are recorded as Other within Current Liabilities in Duke Energy’s Consolidated Balance Sheets, were approximately $301 million and $13 million at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, this balance exceeded 5% of Total Current Liabilities.

2. Business Segments

Duke Energy operates the following business segments, which are all considered reportable business segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”: U.S. Franchised Electric and Gas (which consists of the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky)), Commercial Power, International Energy and Crescent, which represents Duke Energy’s effective 50% interest in the Crescent JV. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy’s reportable business segments.

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, and DukeNet Communications, LLC and related telecommunications businesses. Additionally, Other includes the remaining portion of the former Duke Energy North America (DENA) businesses that were not disposed of or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which management is currently in the process of winding down.

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Segment EBIT includes transactions between reportable segments.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from segment EBIT.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2008
U.S. Franchised Electric and Gas	$2,396	$6	$2,402	$503	$333
Commercial Power	479	2	481	235	42
International Energy	334	—	334	116	21
Crescent	—	—	—	(108)	—

Total reportable segments	3,209	8	3,217	746	396
Other	20	15	35	(81)	22
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(194)	—
Interest income and other(b)	—	—	—	34	—

Total consolidated	$3,229	$—	$3,229	$505	$418

Three Months Ended June 30, 2007
U.S. Franchised Electric and Gas	$2,242	$7	$2,249	$452	$363
Commercial Power	448	3	451	64	43
International Energy	261	—	261	97	20
Crescent	—	—	—	17	—

Total reportable segments	2,951	10	2,961	630	426
Other	15	40	55	(66)	13
Eliminations	—	(50)	(50)	—	—
Interest expense	—	—	—	(159)	—
Interest income and other(b)	—	—	—	46	—

Total consolidated	$2,966	$—	$2,966	$451	$439

Six Months Ended June 30, 2008
U.S. Franchised Electric and Gas	$4,991	$12	$5,003	$1,140	$665
Commercial Power	926	5	931	381	85
International Energy	623	—	623	230	42
Crescent	—	—	—	(106)	—

Total reportable segments	6,540	17	6,557	1,645	792
Other	26	30	56	(159)	39
Eliminations	—	(47)	(47)	—	—
Interest expense	—	—	—	(376)	—
Interest income and other(b)	—	—	—	80	—

Total consolidated	$6,566	$—	$6,566	$1,190	$831

Six Months Ended June 30, 2007
U.S. Franchised Electric and Gas	$4,636	$12	$4,648	$1,026	$724
Commercial Power	825	6	831	77	84
International Energy	506	—	506	191	38
Crescent	—	—	—	19	—

Total reportable segments	5,967	18	5,985	1,313	846
Other	34	57	91	(150)	26
Eliminations	—	(75)	(75)	—	—
Interest expense	—	—	—	(322)	—
Interest income and other(b)	—	—	—	86	—

Total consolidated	$6,001	$—	$6,001	$927	$872

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Other within Interest Income and Other includes foreign currency transaction gains and losses.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Segment assets in the following table exclude all intercompany assets. Duke Energy’s chief operating decision maker does not regularly review any asset information at a business segment level in deciding how to allocate resources.

Segment Assets

	June 30, 2008	December 31, 2007
	(in millions)
U.S. Franchised Electric and Gas	$37,513	$35,950
Commercial Power	7,047	6,826
International Energy	3,922	3,707
Crescent	124	206

Total reportable segments	48,606	46,689
Other	2,768	2,970
Reclassifications(a)	224	27

Total consolidated assets	$51,598	$49,686

(a)	Primarily represents reclassification of federal tax balances in consolidation.

3. Acquisitions and Dispositions of Businesses and Sales of Other Assets

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

In June 2008, Duke Energy announced that it has executed a definitive agreement to acquire Catamount Energy Corporation, a leading wind power company located in Rutland, Vermont, from Diamond Castle Partners. The acquisition price is approximately $240 million plus the assumption of approximately $80 million of debt. The acquisition would include over 300 megawatts (MW) of power generating assets, including 283 MW of Phases 1-5 of the Sweetwater wind power facility in West Texas, and 20 net MW of cogeneration and biomass generation in New England. The acquisition would also include approximately 1,750 MW of wind assets under development in the U.S. and United Kingdom. The transaction is expected to close by the end of 2008 and is subject to customary closing conditions, including termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), and approval by the Federal Energy Regulatory Commission (FERC) and the Public Utilities Commission of Texas. The Federal Trade Commission (FTC) and U.S. Department of Justice (DOJ) granted early termination of the HSR waiting period in July 2008.

On August 8, 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765-kilovolt (KV) transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at approximately $1 billion, of which approximately $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility and seek rate approval for the project from the FERC in the third quarter of 2008. The earliest possible in-service date for the project is in 2014 or 2015.

In May 2007, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy. The purchase included more than 1,000 MW of wind assets in various stages of development in the Western and Southwestern U.S. and supports Duke Energy’s strategy to increase its investment in renewable energy. A significant portion of the purchase price was for intangible assets. Three of the development projects, totaling approximately 240 MW, are located in Texas and Wyoming and are anticipated to be in commercial operation in late 2008 or 2009.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Dispositions. In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to Wabash Valley Power Association Inc. (WVPA). The sale was approved by the Indiana Utility Regulatory Commission (IURC), the FERC, the FTC and the DOJ during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Unit 1 at the time of sale. Since, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Unit 1 were reflected as Assets Held for Sale within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received was included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Since the sales price was equal to the net book value of Unit 1 at the transaction date, no gain or loss was recognized on the sale. The sale was completed on January 1, 2008.

Other Asset Sales. For the three months ended June 30, 2008, the sale of other assets resulted in approximately $33 million in proceeds and net pre-tax gains of approximately $33 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the six months ended June 30, 2008, the sale of other assets resulted in approximately $54 million in proceeds and net pre-tax gains of approximately $51 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of zero cost basis emission allowances.

For the three months ended June 30, 2007, the sale of other assets resulted in approximately $1 million in proceeds and a net pre-tax gain of $1 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the six months ended June 30, 2007, the sale of other assets resulted in approximately $26 million in proceeds and net pre-tax losses of $10 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006, which were written up to fair value as part of purchase accounting.

See Note 12 for dispositions related to discontinued operations.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2008 and 2007.

	Income	Average Shares	EPS
	(in millions, except per-share amounts)
Three Months Ended June 30, 2008
Income from continuing operations—basic	$338	1,264	$0.27

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4

Income from continuing operations—diluted	$338	1,268	$0.27

Three Months Ended June 30, 2007
Income from continuing operations—basic	$299	1,260	$0.24

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		5
Contingently convertible debt	—	2

Income from continuing operations—diluted	$299	1,267	$0.24

Six Months Ended June 30, 2008
Income from continuing operations—basic	$801	1,264	$0.63

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		3

Income from continuing operations—diluted	$801	1,267	$0.63

Six Months Ended June 30, 2007
Income from continuing operations—basic	$636	1,259	$0.51

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4
Contingently convertible debt	—	4

Income from continuing operations—diluted	$636	1,267	$0.50

As of June 30, 2008 and 2007, approximately 14 million and 13 million, respectively, of stock options and performance, phantom and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for each of the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Stock Options	$—	$1	$1	$3
Phantom Awards	4	5	11	11
Performance Awards	7	5	13	9
Other Stock Awards	—	—	—	1

Total	$11	$11	$25	$24

The tax benefit associated with the recorded expense in Income From Continuing Operations for the three months ended June 30, 2008 and 2007 was approximately $5 million and $4 million, respectively. The tax benefit associated with the recorded expense in Income From Continuing Operations for the six months ended June 30, 2008 and 2007 was approximately $10 million and $9 million, respectively.

Duke Energy’s 2006 Long-term Incentive Plan (the 2006 Plan) reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan superseded the 1998 Long-term Incentive Plan, as amended (the 1998 Plan), and no additional grants will be made from the 1998 Plan. Under the 2006 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights. Payments for cash settled awards during the period were insignificant. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. In 2008, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or become vested; however, Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	22,317	$17
Exercised	(1,715)	13
Forfeited or expired	(211)	20

Outstanding at June 30, 2008	20,391	17

Exercisable at June 30, 2008	19,212	$17

There were no stock options granted during the six months ended June 30, 2008 or 2007.

On December 31, 2007, Duke Energy had approximately 20 million exercisable options with a $17 weighted-average exercise price. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was approximately $10 million and $12 million, respectively. Cash received from options exercised during the six months ended June 30, 2008 and 2007 was approximately $23 million and $20 million, respectively, with a related tax benefit of approximately $4 million in each period. At June 30, 2008, Duke Energy had approximately $1 million of future compensation cost which is expected to be recognized over a weighted-average period of 1 year.

Phantom Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 931,260 shares (fair value of approximately $17 million, based on the market price of Duke Energy’s common stock at

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

the grant date) during the six months ended June 30, 2008. Duke Energy awarded 1,101,090 shares (fair value of approximately $22 million, based on the market price of Duke Energy’s common stock at the grant date) during the six months ended June 30, 2007.

The following table summarizes information about phantom stock awards outstanding at June 30, 2008:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2007	2,390
Granted	931
Vested	(780)
Forfeited	(9)

Outstanding at June 30, 2008	2,532

At June 30, 2008, Duke Energy had approximately $20 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.1 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 2,375,445 shares (fair value of approximately $37 million) during the six months ended June 30, 2008. Duke Energy awarded 1,532,960 shares (fair value of approximately $23 million) during the six months ended June 30, 2007.

The following table summarizes information about stock-based performance awards outstanding at June 30, 2008:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2007	3,911
Granted	2,375
Vested	(739)
Forfeited	(486)

Outstanding at June 30, 2008	5,061

At June 30, 2008, Duke Energy had approximately $39 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.7 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the six months ended June 30, 2008 or 2007.

The following table summarizes information about other stock awards outstanding at June 30, 2008:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2007	324
Vested	(45)
Forfeited	(40)

Outstanding at June 30, 2008	239

At June 30, 2008, Duke Energy had approximately $3 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.1 years.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

6. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation and is recorded primarily using the average cost method.

	June 30, 2008	December 31, 2007
	(in millions)
Materials and supplies	$598	$555
Coal held for electric generation	366	388
Natural gas	62	69

Total inventory	$1,026	$1,012

7. Debt and Credit Facilities

In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million. This amount was recorded as a component of AOCI and will be amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% and matures April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million. This amount which was recorded as a component of AOCI and will be amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which will be reset on a weekly basis.

In June 2008, Duke Energy issued $500 million principal amount of senior notes, of which $250 million carries a fixed interest rate of 5.65% and matures June 15, 2013 and $250 million carries a fixed interest rate of 6.25% and matures June 15, 2018. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

As discussed in Note 1, in connection with the spin-off of Spectra Energy on January 2, 2007, Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of convertible notes pursuant to the antidilution provisions of the indenture agreement, resulting in a charge of approximately $21 million, which is recorded in Other Income and Expenses, net in the Consolidated Statements of Operations. Duke Energy repurchased all of the remaining outstanding convertible notes in 2007.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2008, Duke Energy was in compliance with those covenants, except for a covenant related to approximately $71 million of debt at International Energy, where a technical default occurred as of June 30, 2008. International Energy is currently in the process of obtaining a waiver from the lenders and is in discussions to potentially modify the covenant prospectively. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At June 30, 2008 and December 31, 2007, approximately $729 million and $629 million, respectively, of pollution control bonds were classified as Long-Term Debt on the Consolidated Balance Sheets. Additionally, at June 30, 2008 and December 31, 2007 approximately $450 million and $300 million, respectively, of commercial paper issuances were classified as Long-Term Debt on the Consolidated Balance Sheets. These pollution control bonds and commercial paper issuances, which are short-term obligations by nature, are classified as long-term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility has non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

Credit Facilities Summary as of June 30, 2008 (in millions)

	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
Duke Energy Corporation
$3,200 multi-year syndicated(a), (b), (c)	June 2012	$3,200	$555	$36	$591
Duke Energy Carolinas, LLC		—	300	109	409

Total(d)		$3,200	$855	$145	$1,000

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains sub limits at June 30, 2008 as follows: $850 million for Duke Energy, $900 million for Duke Energy Carolinas, $700 million for Duke Energy Ohio, $650 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky.
(d)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements.

8. Employee Benefit Obligations

Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. qualified pension plans.

Components of Net Periodic Pension Costs: Qualified Pension Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2008(a)	2007(a)	2008(b)	2007(b)
	(in millions)
Service cost	$22	$25	$46	$50
Interest cost on projected benefit obligation	66	63	128	124
Expected return on plan assets	(84)	(85)	(170)	(160)
Amortization of prior service cost	1	3	3	3
Amortization of loss	2	8	6	14
Other	5	5	10	10

Net periodic pension costs	$12	$19	$23	$41

(a)	Net periodic qualified pension costs for the three months ended June 30, 2008 and 2007 exclude approximately $4 million and $6 million, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Net periodic qualified pension costs for the six months ended June 30, 2008 and 2007 exclude approximately $6 million and $12 million, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make contributions to its U.S. qualified or non-qualified pension plans during the three and six months ended June 30, 2008 and Duke Energy does not anticipate making contributions to its qualified or non-qualified pension plans during the remainder of 2008. During the three and six months ended June 30, 2007, Duke Energy made qualified pension benefit contributions of approximately $350 million to the legacy Cinergy qualified pension plans.

Non-Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. non-qualified pension plans.

Components of Net Periodic Pension Costs: Non-Qualified Pension Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$—	$2	$1	$4
Interest cost on projected benefit obligation	3	2	5	4
Amortization of prior service cost	—	—	1	—
Amortization of loss	1	—	1	—

Net periodic pension costs	$4	$4	$8	$8

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2008(a)	2007(a)	2008(b)	2007(b)
	(in millions)
Service cost benefit	$3	$3	$5	$6
Interest cost on accumulated post—retirement benefit obligation	12	14	25	28
Expected return on plan assets	(5)	(3)	(8)	(6)
Amortization of net transition liability	2	3	5	6
Amortization of prior service (credit)/cost	(1)	1	(3)	2
Amortization of loss	1	2	2	3

Net periodic post-retirement benefit costs	$12	$20	$26	$39

(a)	Net periodic other post-retirement benefit costs for the three months ended June 30, 2008 and 2007 excludes approximately $1 million and $2 million, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Net periodic other post-retirement benefit costs for the six months ended June 30, 2008 and 2007 exclude approximately $3 million and $4 million, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.

Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of approximately $18 million and $45 million during the three and six months ended June 30, 2008, respectively. Duke Energy made pre-tax employer matching contributions of approximately $15 million and $36 million during the three and six months ended June 30, 2007, respectively.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

9. Goodwill and Intangibles

Carrying Amount of Goodwill

The following table shows goodwill by business segment at June 30, 2008 and December 31, 2007:

	Balance December 31, 2007	Changes	Balance June 30, 2008
	(in millions)
U.S. Franchised Electric and Gas	$3,478	$—	$3,478
Commercial Power	871	(2)	869
International Energy	293	14	307

Total consolidated	$4,642	$12	$4,654

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Emission allowances	$394	$426
Gas, coal and power contracts	296	296
Other	134	116

Total gross carrying amount	824	838

Accumulated amortization—gas, coal and power contracts	(106)	(94)
Accumulated amortization—other	(24)	(24)

Total accumulated amortization	(130)	(118)

Total intangible assets, net	$694	$720

Emission allowances in the table above include emission allowances acquired by Duke Energy as part of the merger with Cinergy, which were recorded at fair value on the date of the merger, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis. Carrying value of emission allowances sold or consumed during the three months ended June 30, 2008 and 2007 were $37 million and $63 million, respectively. Carrying value of emission allowances sold or consumed during the six months ended June 30, 2008 and 2007 were $66 million and $158 million, respectively. See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power during the three and six months ended June 30, 2008 and 2007.

Amortization expense for gas, coal and power contracts and other intangible assets for the three months ended June 30, 2008 and 2007 was approximately $5 million and $13 million, respectively. Amortization expense for gas, coal and power contracts and other intangible assets for the six months ended June 30, 2008 and 2007 was approximately $12 million and $27 million, respectively.

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). See Note 15 for a discussion of the decision. Duke Energy is currently evaluating the effect of the decision on the carrying value of emission allowances held by its regulated and non-regulated businesses. Based on current market prices for sulfur dioxide (SO2) allowances, and the uncertainty associated with future federal requirements to reduce emissions, management believes that it is possible that Duke Energy may incur an impairment of the carrying value of emission allowances held by Commercial Power of up to $100 million in the third quarter of 2008. This current estimate is based on total allowances held by Commercial Power as of June 30, 2008 compared to amounts projected to be utilized in operations through 2037. Additionally, U.S. Franchised Electric and Gas has emission allowances and certain commitments to purchase emission allowances that could result in a quantity of emission allowances in excess of the amounts projected to be utilized for operations; however, management expects to seek regulatory recovery of any losses incurred as a result of any impairment or other charges recorded as a result of the vacating of CAIR.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Intangible Liabilities

In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the market based standard service offer (MBSSO) in Ohio, which is being recognized in earnings over the remaining regulatory period that ends on December 31, 2008. The carrying amount of this intangible liability was approximately $34 million and $67 million at June 30, 2008 and December 31, 2007, respectively. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of this intangible liability was approximately $19 million and $22 million at June 30, 2008 and December 31, 2007, respectively. During the three and six months ended June 30, 2008, Duke Energy amortized approximately $18 million and $36 million, respectively, to income related to these intangible liabilities. During the three and six months ended June 30, 2007, Duke Energy amortized approximately $10 million and $14 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

10. Impairment Charges

Crescent. Crescent’s results are subject to volatility due to various factors including its management’s investment decisions, real estate market conditions and the ability of potential customers to obtain financing, the cost of construction materials, the availability and cost of capital, among other factors. During the fourth quarter of 2007 and the first quarter of 2008, Crescent recorded impairment charges on certain of its properties, which reflected economic conditions in Crescent’s markets at the time and its management’s plans for the properties in its portfolio. Duke Energy’s proportionate pre-tax share of the impairments recorded during the fourth quarter of 2007 and the first quarter of 2008 were reflected in Duke Energy’s equity earnings in Crescent and were approximately $32 million and $11 million, respectively.

As of March 31 and June 30, 2008, Crescent had long-term debt of approximately $1.5 billion, all of which was non-recourse to Duke Energy. Prior to the June 2008 debt amendments discussed below, approximately $1.2 billion of the long-term debt balance was term debt due in September 2012 with only very minor amounts due prior to that date. Crescent’s debt agreements had certain financial covenants that were required to be met on a quarterly basis. Due to the sustained downturn in overall economic conditions, including the real estate markets in areas in which Crescent holds properties, Crescent management determined that it could be in violation of one or more of its debt covenants in the near term absent amendments to its debt agreements. Accordingly, in the second quarter of 2008, Crescent management increased efforts to renegotiate the terms of its debt agreements, including the debt covenant compliance requirements. In June 2008, Crescent renegotiated amendments to its debt agreements, including modifications to certain financial covenants, which substantially reduces the probability that Crescent will be in violation of a financial covenant in 2008. As of June 30, 2008, Crescent maintained overall debt of approximately $1.5 billion. Under the terms of the amended debt agreements, Crescent is still obligated to pay down the entire term loan amount of $1.2 billion by September, 2012, with cumulative repayments of $250 million through December 31, 2011, ($25 million, $50 million, $75 million, and $100 million to be paid in the periods ending December 31, 2008, 2009, 2010, and 2011 respectively), with the remainder due in 2012. Under the terms of the new debt agreement, Crescent is required to have its properties appraised by an independent third party no later than February 28, 2009. Should the appraisals indicate that Crescent’s Loan-to-Value Ratio (Total Indebtedness/ Qualifying Assets Value) is greater than 80%, Crescent would be in violation of its debt covenants.

In connection with the renegotiation of the debt agreements, Crescent management modified its existing business strategy to focus some of its efforts on producing near term cash flows from its non-strategic real estate projects in order to improve liquidity and reduce debt, in an environment which favors buyers. Crescent’s management continues to view the vast majority of its real estate projects as strategic assets. The new focus in accelerating cash flows from certain of its non-strategic assets in 2008 and 2009 is expected to enable Crescent to meet its new and accelerated debt service obligations and ultimately improve its capitalization. Crescent believes this strategy will ultimately allow it greater flexibility in maximizing the long term value of its strategic assets.

As a result of its revised business strategy to accelerate certain cash flows resulting from the June 2008 amendments to its debt agreements, Crescent updated its recoverability assessments for its real estate projects as required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Under SFAS No. 144, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For certain of Crescent’s non-strategic assets, it was determined as of June 30, 2008 that certain projects’ projected undiscounted cash flows did not exceed the carrying value of the projects based on the revised business strategy assumptions, and an

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

impairment loss was recorded equal to the amount by which the carrying amount of each impaired project exceeded its estimated fair value. The methods for determining fair value included discounted cash flow models, as well as valuing certain properties based on recent offer prices for bulk-sale transactions and other price data for similar assets. During the three months ended June 30, 2008, Crescent recorded impairment charges on certain of its property holdings, primarily in its residential division, of which Duke Energy’s proportionate pre-tax share was approximately $113 million. This is recorded in Equity in (Loss) Earnings of Unconsolidated Affiliates in Duke Energy’s Consolidated Statements of Operations.

Auction Rate Security Investments. At December 31, 2007, Duke Energy held approximately $430 million of investments in auction rate debt securities, substantially all of which were sold at auction in January 2008 at full principal amounts. Duke Energy made additional investments in auction rate debt securities during the first quarter of 2008, which primarily consisted of investments in AAA rated student loan securities which have very minimal credit risk as substantially all values are ultimately backed by the U.S. government. At June 30, 2008, Duke Energy held approximately $300 million par value of investments in auction rate debt securities, which are classified as long-term investments in Other within Investments and Other Assets on the Consolidated Balance Sheets due to the current illiquid market. As these securities are treated as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Duke Energy performed a valuation of its investment holdings at June 30, 2008 (consistent with provisions of SFAS No. 157—see Note 17) and determined that the carrying value of these investments exceeded the current estimated fair value of these investments by approximately $27 million. Duke Energy recorded an approximate $23 million reduction in the carrying values on the majority of these investments as a component of Other Comprehensive Income as these investments have minimal credit risk (as discussed above) and Duke Energy has the intent and ability to hold these securities until the credit markets regain liquidity or the instruments are refunded by the issuer at their stated par values. Accordingly, management believes the reduction in fair value of these securities is temporary. The remaining $4 million reduction in carrying value was charged to expense as management has concluded this impairment is other-than-temporary as of June 30, 2008. Management’s conclusion is based in part on a loss in value in the underlying collateral supporting the par value of these securities, which is not supported by insurance or backed by the U.S. Federal government. Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any additional other-than-temporary impairment losses should be recorded.

In July 2008, as a result of the redemption of an auction rate debt security by the issuer, Duke Energy received proceeds of approximately $14 million of the AAA rated student loan securities, which represents full par value plus accrued interest, resulting in a remaining par value investment balance in auction rate securities of approximately $286 million.

11. Severance

During the three months ended June 30, 2008 and 2007, Duke Energy recorded severance charges under its ongoing severance plan of approximately less than $1 million and $16 million, respectively. During the six months ended June 30, 2008 and 2007, Duke Energy recorded severance charges under its ongoing severance plan of approximately $1 million and $18 million, respectively. Approximately $12 million of the charges recorded during the three and six months ended June 30, 2007 related to a voluntary termination program whereby eligible employees were provided a window, which closed in June 2007, during which to accept termination benefits. A total of 116 employees accepted these termination benefits.

Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

Severance Reserve

	Balance at December 31, 2007	Provision/ Adjustments	Cash Reductions	Balance at June 30, 2008
	(in millions)
Other(a)	$24	$1	$(12)	$13

(a)	Severance provisions are expected to be paid within one year from the date that the provision was recorded.

12. Discontinued Operations and Assets Held for Sale

Due to the expiration of certain tax credits, Commercial Power ceased all synfuel operations as of December 31, 2007. Accordingly, the results of operations for synfuel have been reclassified to discontinued operations for the three and six months ended June 30, 2007. See Note 15 for further information on the synfuel operations.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In February 2008, Duke Energy entered into an agreement to sell its 480 megawatt (MW) natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority for approximately $55 million. This transaction, which was subject to FERC approval, closed in April 2008. This transaction resulted in Duke Energy recognizing an approximate $23 million pre-tax gain at closing.

The following table summarizes the results classified as Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Discontinued Operations (in millions)

		Operating Income (Loss)			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Income	Income Tax (Benefit) Expense	Operating Income (Loss), Net of Tax	Pre-tax Income (Loss) on Dispositions	Income Tax Expense	Gain (Loss) on Dispositions, Net of Tax	Income (Loss) From Discontinued Operations, Net of Tax
Three Months Ended June 30, 2008
Commercial Power	$1	$—	$(1)	$1	$23	$8	$15	$16
International Energy	—	(4)	(1)	(3)	—	—	—	(3)
Other	1	—	—	—	—	—	—	—

Total consolidated	$2	$(4)	$(2)	$(2)	$23	$8	$15	$13

Three Months Ended June 30, 2007
Commercial Power	$78	$(29)	$(33)	$4	$—	$5	$(5)	$(1)
Other	—	(7)	(2)	(5)	—	—	—	(5)

Total consolidated	$78	$(36)	$(35)	$(1)	$—	$5	$(5)	$(6)

Six Months Ended June 30, 2008
Commercial Power	$4	$—	$(9)	$9	$23	$8	$15	$24
International Energy	—	(10)	(3)	(7)	—	—	—	(7)
Other	1	(3)	(1)	(2)	—	—	—	(2)

Total consolidated	$5	$(13)	$(13)	$—	$23	$8	$15	$15

Six Months Ended June 30, 2007
Commercial Power	$130	$(51)	$(67)	$16	$(1)	$5	$(6)	$10
International Energy	—	8	3	5	—	—	—	5
Other	—	(8)	(2)	(6)	7	2	5	(1)

Total consolidated	$130	$(51)	$(66)	$15	$6	$7	$(1)	$14

The following table presents the carrying values of the major classes of Assets Held for Sale and related Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2007, which primarily relate to Duke Energy Indiana’s Wabash River Power Station, the sale of which was completed in January 2008 (see Note 3). There were no Assets Held for Sale and related Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of June 30, 2008.

Summarized Balance Sheet Information for Assets Held for Sale and Related Liabilities Associated with Assets Held for Sale (in millions)

December 31, 2007
Current assets	$2
Property, plant and equipment, net	115

Total assets held for sale	$117

Current liabilities	$114
Deferred credits and other liabilities	3

Total liabilities associated with assets held for sale	$117

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

The following table shows the carrying value of Duke Energy’s derivative portfolio as of June 30, 2008, and December 31, 2007.

Net Derivative Portfolio Assets (Liabilities) reflected in the Consolidated Balance Sheets:

	June 30, 2008	December 31, 2007
	(in millions)
Hedging	$(32)	$(34)
Undesignated	215	39

Total	$183	$5

The amounts in the table above represent the combination of amounts included in the Consolidated Balance Sheets as a component of Other within Current Assets, Other within Investments and Other Assets, Other within Current Liabilities and Other within Deferred Credits and Other Liabilities.

The $176 million increase in the fair value of the undesignated derivative portfolio is due primarily to unrealized mark-to-market gains within Commercial Power, primarily as a result of higher coal prices.

Commodity Cash Flow Hedges. As of June 30, 2008, approximately $45 million of the pre-tax unrealized net losses on derivative instruments related to commodity cash flow hedges included on the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding values in Accumulated Other Comprehensive Loss will likely change prior to their reclassification into earnings.

No gains or losses due to hedge ineffectiveness were recorded during the three and six months ended June 30, 2008 and 2007, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was not significant for the three and six months ended June 30, 2008 and 2007, respectively.

Commodity Fair Value Hedges. No gains or losses due to hedge ineffectiveness were recorded during the three and six months ended June 30, 2008 and 2007, respectively.

See Note 17 for additional information related to the fair value of Duke Energy’s derivative instruments.

14. Regulatory Matters

Regulatory Merger Approvals.

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC), the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in Ohio, Kentucky, South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., Cinergy, Duke Energy Ohio, Duke Energy Kentucky and/or Duke Energy Carolinas to meet additional conditions. While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Energy Ohio completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of the rate reductions was passed through to customers during the six months ended June 30, 2007.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $1 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2008, respectively. Approximately less than $1 million and $1 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007, respectively.

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $7 million and $16 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007, respectively.

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

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the NCUC’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $1 million and $13 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007.

•	The FERC approved the merger without conditions.

Used Nuclear Fuel

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

North Carolina Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of SO2 and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allowed electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provided for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). As discussed further below, under the Partial Settlement of the Duke Energy Carolinas rate case, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of environmental compliance costs incurred pursuant to the North Carolina clean air legislation and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion recorded by Duke Energy Carolinas associated with the North Carolina clean air legislation from inception through December 31, 2007. Of this amount, Duke Energy Carolinas’ recorded amortization expense related to this clean air legislation of $56 million and $112 million during the three and six months ended June 30, 2007. As of June 30, 2008, cumulative expenditures totaled approximately $1,434 million, with approximately $188 million and $226 million incurred during the six months ended June 30, 2008 and 2007, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $1.8 billion (excluding any allowance for funds used during construction (AFUDC) associated with the non-amortized capital expenditures). Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, CAIR, (see Note 15), and a likely federal mercury rule, could result in additional costs to reduce emissions from Duke Energy’s coal-fired power plants.

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

The Partial Settlement reflected an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05%—7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion as of December 31, 2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement was designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

settlement, Duke Energy Carolinas agreed to alter the then existing BPM profit sharing arrangement that currently included a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. Under the Partial Settlement, Duke Energy Carolinas will share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the non-settled issues, the Order required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider and the $80 million increment rider. Duke Energy Carolinas implemented the rate rider effective January 1, 2008.

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

The NCUC has requested that the Public Staff perform a review of Duke Energy Carolinas’ pension and other post-retirement benefit plan costs, as well as Duke Energy’s funding of the plans. At this time, Duke Energy Carolinas does not anticipate that the outcome of this review will have a material impact on its financial position, results of operations or cash flows.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a rate stabilization plan (RSP), a MBSSO approved by the PUCO in November 2004. In March 2005, the Office of the Ohio Consumers’ Council (OCC) appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio which issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Supreme Court of Ohio ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order.

In October 2007, the PUCO issued its ruling affirming the MBSSO, with certain modifications, and maintaining the current price. The ruling provided for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also attempted to modify the statutory requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and ordered Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s nonresidential regulatory transition charge (RTC) will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to whether certain pricing components may be avoided by customers, the right to transfer generating assets, and the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the PUCO modified and clarified the applicability of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

the end of 2008 and that the nonresidential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio has asked the Ohio Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive supplier. On March 28, 2008, Duke Energy Ohio voluntarily withdrew its appeal. The OCC filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. The OCC and Ohio Partners for Affordable Energy (OPAE) also filed appeals from the PUCO’s November 20, 2007 order approving Duke Energy Ohio’s MBSSO riders. Duke Energy Ohio has intervened in each appeal. Pending the Ohio Supreme Court’s consideration of its initial appeal, the OCC requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge to be collected from customers approved in the October 2007 order. The Commission denied the OCC’s request and the OCC filed a similar request with the Ohio Supreme Court. On July 9, 2008, the court denied the OCC’s request to stay implementation of the Infrastructure Maintenance Fund. On April 30, 2008, the Ohio Supreme Court granted Duke Energy Ohio’s motion to intervene in the OCC’s appeal. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision. Additionally, Duke Energy Ohio cannot predict the outcome of the MBSSO rider appeal; however, Duke Energy Ohio does not anticipate the resolution of this matter will have a material impact on its results of operations, cash flows or financial position.

New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an electric security plan (ESP), which would allow for pricing structures similar to the current MBSSO. Electric utilities are required to file an ESP and may also file an application for a market rate option at the same time. The market rate option is a price determined through a competitive bidding process. If a market rate option price is approved, the utility would blend in the MBSSO or ESP price with the market rate option price over a two- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy and renewable resources portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of the utility’s load. The utility’s earnings under the ESP can be subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval. Duke Energy Ohio plans to file a new generation pricing formula before the MBSSO expires.

On July 31, 2008 Duke Energy Ohio filed a new generation pricing formula to be effective January 1, 2009, when the current RSP is scheduled to expire. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, renewables and energy efficiency portfolio standards established by SB 221. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

pipes and regulating equipment, billing and meter reading, from the per unit charges to a monthly charge. This resulted in an increase to the fixed customer charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and OPAE filed Applications for Rehearing opposing the rate design. On July 23, 2008 the Ohio Commission issued an Entry in Duke Energy Ohio’s gas rate case denying the rehearing requests of OCC and OPAE. Duke Energy Ohio does not anticipate the resolution of this matter will have a material impact on its results of operations, cash flows or financial position.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it will seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. Among other things, the rate request includes a proposal to increase the monthly residential customer charge from $4.50 to $10, with an offsetting reduction in the usage-based charge. This change in rate design will make customer bills more even throughout the year. Duke Energy Ohio also proposes a distribution modernization tracker that would allow smaller annual increases to reflect increased investment in the delivery system. It would also facilitate the move to a SmartGrid, which would create an interactive delivery system that provides enhanced system maintenance and automatic meter reading, eliminating the need for estimated meter readings and inside meter readings. SmartGrid technology will also provide customers with real-time usage information to help customers monitor and control their energy usage.

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

North Carolina Drought Recovery. On March 4, 2008, Duke Energy Carolinas announced that due to persistent drought conditions it has purchased up to 520 MW of additional generating capacity to help ensure customer electricity needs are met during 2008. Duke Energy Carolinas filed an application with the NCUC to recover the North Carolina retail allocable portion of costs associated with the purchase of this power. In June 2008, the NCUC denied Duke Energy Carolinas’ request.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a fifth fuel, that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. In June 2008, Duke Energy Carolinas filed settlement agreements with Piedmont Natural Gas Company and Public Service Company of North Carolina, Inc. resolving all issues with these parties. Duke Energy Carolinas has not reached settlement with any of the other intervenors and an evidentiary hearing on its application began on July 28, 2008.

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

In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Similar to the plans in North Carolina and South Carolina, Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have intervened in the proceeding. On August 1, 2008, Duke Energy Indiana filed a notice of settlement with the IURC that the OUCC and Duke Energy Indiana had reached an agreement in principle resolving all issues in the case between Duke Energy Indiana and the OUCC. The evidentiary hearing scheduled for August 12, 2008 has been postponed. No new date for the hearing has been set.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. An order on the Home Energy Assistance Program is expected in the third quarter of 2008.

2007 North Carolina and South Carolina Legislation. South Carolina passed new energy legislation (S 431) which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (e.g., ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On February 29, 2008, the NCUC adopted new rules and modified

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

existing rules to implement the legislation. Duke Energy does not believe such rules will have a material adverse impact on its consolidated results of operations, cash flows or financial position.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application for approval of a Solar Photovoltaic (PV) Distributed Generation Program. The application seeks authorization to invest approximately $100 million to install nearly 800 solar PV facilities on customer rooftops and other customer and company owned property over a two-year period. When fully implemented, the program is expected to have a total generating capacity of 20 MW (Direct Current). If approved, the program would enable Duke Energy Carolinas to partially satisfy the Renewable Energy and Energy Efficiency portfolio Standards established by SB 3. The NCUC will hold a hearing on this matter on October 23, 2008.

Capital Expansion Projects

Overview. U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. On June 27, 2008, the Blue Ridge Environmental Defense League filed a petition to intervene in the Lee COL proceeding before the NRC. Also, on December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ Lee Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. Its Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and included certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 29, 2008, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits, as discussed further below. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy has moved to intervene in all four cases and the DENR has moved to consolidate all four cases. A hearing is not expected before the second quarter of 2009. See Note 15 for a discussion of a lawsuit filed by Citizen Groups related to the construction of Cliffside Unit 6.

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

Based on initial review, the D.C. Circuit Court of Appeal’s February 8, 2008 decision vacating the U.S. Environmental Protection Agency’s (EPA) Clean Air Mercury Rule (CAMR) (see Note 15) should have no immediate impact on Cliffside. The North Carolina mercury emission limit is more stringent than the new source limit in CAMR. On March 5, 2008, the Southern Environmental Law Center filed a letter with the North Carolina Division of Air Quality (DAQ) on behalf of 17 environmental groups. The letter urges DAQ to reopen and modify or revoke Cliffside’s air permit because of the D.C. Circuit Court’s decision vacating CAMR. On March 19, 2008, WARN filed a contested case petition with the Office of Administrative Hearings challenging the Cliffside air permit and seeking a stay. Also in March 2008, the Southern Environmental Law Center, on behalf of several environmental organizations, several Riverkeeper organizations and Appalachian Voices filed contested case petitions. Duke Energy Carolinas moved to intervene in these three cases.

Dan River Steam Station and Buck Steam Station. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc.

The combined cycle natural gas-fired generating facility at the existing Buck Steam Station will affect an isolated wetland, and Duke Energy Carolinas applied for a state permit. DENR issued the permit with an unacceptable condition requiring submission of a storm water plan before engineering and project siting have determined the location of the facilities. Duke Energy Carolinas has preserved its rights to continue negotiating with DENR.

Edwardsport IGCC Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of AFUDC). In June 2007, Vectren decided not to proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant. In June 2007, a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all interveners in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The Joint Brief of the Appellants was filed on May 30, 2008 and the Duke Energy Indiana Brief of Appellant was filed on July 23, 2008 in the appeal of the IURC CPCN Order. These appeals are pending.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture, sequestration and/or enhanced oil recovery, as required by the IURC’s November 2007 CPCN Order. Duke Energy Indiana has requested expedited proceedings for consideration of the cost estimate increase. An evidentiary hearing is scheduled for the end of August 2008. Under the CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Federal Advanced Clean Coal Tax Credits. Duke Energy has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. Since these credits were issued, Appalachian Voices and The Canary Coalition of Sylva have filed suit in a Washington federal court attempting to block tax credits issued to Duke Energy and other utilities that are in the process of constructing clean-coal technology plants throughout the United States, citing that the DOE violated the National Environmental Protection Act in granting these credits. The groups are seeking a preliminary injunction requiring the DOE to suspend the credits until the merits of the suit can be heard. Duke Energy believes these credits were properly awarded.

Other Matters

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all interveners and will be completed at the end of 2012.

City of Orangeburg, South Carolina Wholesale Sales. On June 20, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity at wholesale under a Power Purchase Agreement dated May 23, 2008 to the City of Orangeburg, South Carolina, at the same level of firmness or reliability as it provides to its retail customers (i.e. native load priority). This notice is required by a condition imposed by the NCUC in approving the Cinergy merger. Duke Energy Carolinas requested that the NCUC accept and acknowledge the purchase power agreement without conditions. Together with the advance notice, Duke Energy Carolinas and Orangeburg filed a joint petition for a declaratory ruling that Duke Energy Carolinas’ new wholesale contracts with native load priority will be treated for ratemaking and reporting purposes in the same manner as existing wholesale contracts with native load priority. This would mean that revenues from those contracts will be allocated to the wholesale jurisdiction and costs will be allocated to the wholesale jurisdiction based on average system costs. The NCUC Public Staff has filed its objection to the advance notice and joint petition. The NCUC will hold a hearing on this matter on October 14, 2008.

SmartGrid and Distributed Renewable Generation Demonstration Project. On May 23, 2008, Duke Energy Indiana filed a petition with the IURC requesting approval for SmartGrid and Distributed Renewable Generation Demonstration Project investments and related costs along with a request to annually update distribution rates and include a lost revenue recovery mechanism.

Gibson Unit 4 Outage. In a recent fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding is expected in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4.

FERC 203 Application. On April 23, 2008, Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The affiliate companies would be consolidated by Duke Energy. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and management is in the process of evaluating the potential transfer. Management believes the proposed asset transfer could provide greater financial flexibility for the assets. The asset transfer complies with Duke Energy Ohio’s Corporate Separation Plan that was amended by the PUCO in 2007. As previously discussed, SB 221 limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval. The filing does not impact Duke Energy Ohio’s current rates.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

PJM Interconnection Reliability Pricing Model (RPM) Buyers’ Complaint. On May 30, 2008, a group of public utility commissions, state consumer counsels, industrial power customers and load serving entities, known collectively as the RPM Buyers, filed a complaint at FERC. The complaint asks FERC to find that the results of the three transitional base residual auctions conducted by PJM to procure capacity for its RPM capacity market during the years 2008-2011 are unjust and unreasonable because, allegedly, they have produced excessive capacity prices, have failed to prevent suppliers from exercising market power, and have not produced benefits commensurate with costs. In their complaint, the RPM Buyers propose revised, administratively determined auction clearing prices. Certain Duke Energy Ohio revenues are at risk, as Duke Energy Ohio planned to supply capacity to this market. On July 11, 2008 Duke Energy Ohio filed a response to the complaint with the FERC. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

Commercial Power

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

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. A decision is not likely until 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, although Duke Energy is unable to estimate its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR was to have limited total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 was to begin in 2009 for NOx and in 2010 for SO2. Phase 2 was to begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. Nearly all aspects of the rule were challenged, but Duke Energy challenged only the portions pertaining to SO2 allowance allocations. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

EPA has until August 25, 2008 to appeal the decision. The D.C. Circuit’s decision creates uncertainty regarding future NOx and SO2 emission reductions requirements and their timing. Although as a result of the decision there may be a delay in the timing of federal requirements to reduce emissions, it is expected that electric sector emission reductions at least as stringent as those imposed by CAIR will be required in the near future, through new federal rules and/or individual state requirements. CAIR remains in effect until the Court issues its mandate, which will not be before the period for petitions for rehearing runs. At this time the decision does not impact existing requirements that Duke Energy reduce its NOx and SO2 emissions under North Carolina clean air legislation (see Note 14). Duke Energy’s plan in the Midwest had been to spend approximately $300 million between 2008 and 2012 (approximately $150 million in each of Ohio and Indiana) to comply with Phase 1 of CAIR and approximately $200 million in Indiana for CAIR Phase 2 compliance costs over the period 2008-2017. It has not been determined how the court’s decision will affect these planned expenditures. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP.

Duke Energy is unable to estimate the costs to comply with any new rule EPA may issue as a result of this decision. See Note 9 for a discussion of the potential impact of the D.C. Circuit Court’s decision to vacate CAIR on the carrying value of emission allowances.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. Parties have until August 18, 2008 to request U.S. Supreme Court review of the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. At this point, Duke Energy is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $345 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Zimmer Generating Station Clean Air Act Notice Of Violation/Finding of Violation. On March 10, 2008, the EPA issued a Clean Air Act Notice of Violation/Finding of Violation (NOV/FOV) asserting noncompliance with SO2 emission limits, opacity standards, and permitting requirements at Duke Energy Ohio’s Zimmer Generating Station. The NOV/FOV also asserts that a PSD permit should have been obtained for the installation in 2004 of a pollution control project in order to comply with the EPA’s regional cap-and-trade program for NOx emissions. Duke Energy Ohio disputes the legal and factual basis for the NOV/FOV. Duke Energy is unable to predict at this time what, if any, remedies or potential penalties may result from the NOV/FOV.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities and Other Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $60 million and $52 million as of June 30, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. DOJ, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy’s plants have been subject to these allegations. Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six of Duke Energy owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. The remedy phase for the three Wabash River units is expected to commence in December 2008. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy phase will address only the appropriate injunctive relief. Additionally, the plaintiffs had claimed that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. The judge previously granted summary judgment against Duke Energy with respect to this allegation and it will be considered during the December 2008 remedy phase as well.

Cinergy and Duke Energy Ohio have been informed by Dayton Power and Light (DP&L) that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, Columbus Southern Power Company (CSP), and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. Trial of this case was originally scheduled to commence in August 2008, however, the parties have reached an agreement in principle to settle this matter, subject to the execution of a definitive agreement, which is currently being negotiated, and court approval. The proposed settlement will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy violated the CAA when it undertook various unnamed maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. A decision on the motion is pending. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these matters. Ultimate resolution of these matters relating to NSR, even in settlement, could have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. However, Duke Energy will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

Cliffside Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the maximum achievable control technology emission limits will be met for all prospective emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter. To the extent that a court of proper jurisdiction halts construction of the plant, Duke Energy Carolinas will seek to meet customers’ need for power through other resources. In addition, Duke Energy Carolinas will seek appropriate regulatory treatment for the investment in the plant.

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy,

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral argument were heard on August 6, 2008. It is not possible to predict with certainty whether Duke Energy or Cinergy will incur any liability or to estimate the damages, if any, that Duke Energy or Cinergy might incur in connection with this matter.

San Diego Price Indexing Cases. Duke Energy and several of its affiliates, as well as other energy companies, have been parties to 13 lawsuits which have been coordinated as the “Price Indexing Cases” in San Diego, California. The plaintiffs allege that the defendants conspired to manipulate the price of natural gas in violation of state and/or federal antitrust laws, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. In December 2007, Duke Energy reached a settlement in principle to settle the 13 cases. A settlement agreement was executed in February 2008 and amended and restated in July 2008. The settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Other Price Reporting Cases. A total of 12 lawsuits have been filed against Duke Energy affiliates and other energy companies. Ten of these cases have been consolidated into a single proceeding. In February 2008, the judge in this proceeding granted a motion to dismiss one of the cases and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied. One case was filed in Tennessee state court, which dismissed the case on filed rate and preemption grounds. That case was appealed to the Tennessee Court of Appeals, where oral argument was heard in November 2007 and a decision is pending. Another case is currently pending in Missouri state court. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Western Electricity Litigation. Plaintiffs, on behalf of themselves and others, in three lawsuits allege that Duke Energy affiliates, among other energy companies, artificially inflated the price of electricity in certain western states. Two of the cases were dismissed and plaintiffs appealed to the U.S. Court of Appeal for the Ninth Circuit. Of those two cases, one was dismissed by agreement in March 2007. In November 2007, the court issued an opinion affirming dismissal of the other case, plaintiffs’ motion for reconsideration was denied and plaintiffs did not file a petition for certiorari to the Supreme Court. Plaintiffs in the remaining case seek damages in unspecified amounts. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits, but Duke Energy does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

ExxonMobil Disputes. In March 2007, Duke Energy and Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (together with MNGI, ExxonMobil) executed a settlement agreement for global settlement of both parties’ claims raised in arbitration proceedings relating to Duke Energy Trading and Marketing LLC (DETM) and Duke Energy Marketing Limited Partnership (DEMLP). In the arbitration brought in Canada by DEMLP, the arbitrators held that ExxonMobil was not required to take assignment of certain gas supply and transportation agreements with other parties, under which DEMLP continues to remain obligated. These contracts are currently estimated to result in losses of up to approximately $70 million through 2011; however, these losses could be significantly less based on in-service dates of certain gas infrastructure facilities. As Duke Energy has an ownership interest of approximately 60% in DEMLP, only 60% of any losses would impact pre-tax earnings for Duke Energy. However, these losses are subject to change in the future in the event of changes in market conditions and underlying assumptions.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. The plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. The matter is currently in discovery and no trial date has been set. It is not possible to predict with certainty the damages, if any, that Duke Energy might incur in connection with this matter.

Ohio Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy (then Cinergy and The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy denies the allegations made in the lawsuit. Following Duke Energy’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and RICO statutes. Defendants have again moved to dismiss the claims. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska, brought the action on their own behalf and on behalf of the village’s approximately 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to the global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Duke Energy International Paranapanema Lawsuit. In June 2007, the Brazilian electricity regulatory agency (ANEEL) issued resolution 497/2007 (the Resolution) which purports to impose additional assessments (retroactive to July 1, 2004) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new assessments are based upon a flat-fee charge that fails to take into account the proportional usage by each generator. Pursuant to the Resolution, Duke Energy International Geracao Paranapanema S.A. (Paranapanema) was assessed approximately $40 million, inclusive of interest. Following various failed

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

administrative challenges, on July 16, 2008, Paranapanema filed a lawsuit in the Brazilian federal court challenging the merits of the assessment. On July 29, 2008 the court granted Paranapanema’s request for continued suspension of any payment obligation while the legal challenge on the merits remains pending before the Brazilian court. At this time, Duke Energy is unable to express an opinion regarding the probably outcome related to this matter; however, ultimate resolution of this matter is not expected to have a material impact on Duke energy’s results of operations, cash flows or financial position.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,056 million and $1,082 million as of June 30, 2008 and December 31, 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer- term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. As of June 30, 2008, Duke Energy Carolinas’ cumulative payments have exceeded the self insurance retention on its insurance policy. Future payments will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Insurance recoveries of approximately $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both June 30, 2008 and December 31, 2007, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Indiana and Duke Energy Ohio have also been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. The impact on Duke Energy’s consolidated results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana and Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

EI UK Holdings, Inc. In March, 2004, EI UK Holdings, Inc., a subsidiary of FirstEnergy Corp, filed a complaint in Ohio State Court. The complaint alleged that Cinergy, and an affiliate, had breached certain agreements and sought indemnification from Cinergy. The case went to trial and on February 14, 2008, the jury returned a verdict in favor of EI UK Holdings and against Cinergy and its affiliate and awarded EI UK Holdings $15 million, plus interest. Post judgment motions were denied and Cinergy paid the verdict and prejudgment interest in June 2008.

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

Duke Energy has exposure to certain legal matters that are described herein. As of both June 30, 2008 and December 31, 2007, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

approximately $1.1 billion for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. As of both June 30, 2008 and December 31, 2007, Duke Energy recognized approximately $1,040 million, respectively, of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Energy expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Synfuel. Commercial Power produced synfuel from facilities that qualified for tax credits (through 2007) in accordance with Section 29/45K of the Internal Revenue Code if certain requirements were satisfied. Section 29/45K provided for a phase-out of the credit if the average price of crude oil during a calendar year exceeded a specified threshold. The phase-out was based on a prescribed calculation and definition of crude oil prices. The exposure to synfuel tax credit phase-out was monitored as Duke Energy was able to reduce or cease synfuel production based on the expectation of any potential tax credit phase-out. The objective of these activities was to reduce potential losses incurred if the reference price in a year exceeded a level triggering a phase-out of synfuel tax credits.

These credits reduced Duke Energy’s income tax liability and, therefore, Duke Energy’s tax expense recorded in Income From Discontinued Operations, net of tax (see Note 12). Commercial Power’s sale of synfuel had generated $339 million in tax credits through December 31, 2005. After reducing for the possibility of phase-out, the amount of additional credits generated during the years ended December 31, 2007 and 2006 were approximately $84 million and $20 million, respectively. Duke Energy ceased production of synfuel upon the expiration of the tax credits at the end of 2007.

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

DEGS of Narrows, L.L.C. Investigation. In October 2006, Duke Energy began an internal investigation into improper data reporting to the EPA regarding air emissions under the NOx Budget Program at Duke Energy’s DEGS of Narrows, L.L.C. power plant facility in Narrows, Virginia. The investigation has revealed evidence of falsification of data by an employee relating to the quality assurance testing of its continuous emissions monitoring system to monitor heat input and NOx emissions. In December 2006, Duke Energy voluntarily disclosed the potential violations to the EPA and Virginia Department of Environmental Quality (VDEQ), and in January 2007, Duke Energy made a full written disclosure of the investigation’s findings to the EPA and the VDEQ. In December 2007, the EPA issued a notice of violation. Duke Energy has taken appropriate disciplinary action, including termination, with respect to the employees involved with the false reporting. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Other Matters. Duke Energy was party to an agreement with a third party service provider related to certain future purchases. The agreement contained certain damage payment provisions if qualifying purchases were not initiated by September 2008. In the fourth quarter of 2006, Duke Energy initiated early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million. During the year ended December 31, 2007, Duke Energy paid the third party service provider approximately $20 million, which directly reduced Duke Energy’s future exposure under the agreement, and further reduced the reserve by $45 million based upon qualifying purchase commitments that, once satisfied, fulfills Duke Energy’s obligations under the agreement. There is no remaining reserve associated with this agreement.

General. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 16.

In addition, Duke Energy enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entities. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of June 30, 2008 was approximately $676 million. Approximately $451 million of the guarantees expire between 2008 and 2039, with the remaining performance guarantees having no contractual expiration. In addition, Spectra Energy Capital is in the process of assigning performance guarantees with maximum potential amounts of future payments of approximately $328 million to Duke Energy, as discussed above. Duke Energy has indemnified Spectra Energy Capital for any losses incurred as a result of these guarantees during the assignment period.

Duke Energy uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Energy could have been required to make under these letters of credit as of June 30, 2008 was approximately $25 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and non-consolidated affiliated entities and expire in 2008 and 2009.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of June 30, 2008, Duke Energy had guaranteed approximately $123 million of outstanding surety bonds related to obligations of non-wholly-owned entities, of which approximately $122 million relates to projects at Crescent.

Additionally, Duke Energy has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2008 to 2019, with others having no specific term. The maximum potential amount of future payments under these guarantees as of June 30, 2008 was approximately $70 million.

Duke Energy has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

At June 30, 2008, the amounts of the fair value recorded for the guarantees and indemnifications mentioned above are insignificant, both individually and in the aggregate.

17. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Duke Energy’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy as a result of the adoption of SFAS No. 157.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at June 30, 2008:

	Total Fair Value Amounts at June 30, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available for sale auction rate securities(a)	$273	$—	$—	$273
Short-term investments	460		460
Nuclear decommissioning trust fund	1,804	1,237	567	—
Other long-term available for sale securities(a)	356	165	191	—
Derivative assets(b)	660	111	196	353

Total Assets	$3,553	$1,513	$1,414	$626
Derivative liabilities(c)	(477)	—	(215)	(262)

Net Assets	$3,076	$1,513	$1,199	$364

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
	(in millions)
Three Months Ended June 30, 2008
Balance at April 1, 2008	$280	$21	$301
Transfers in to Level 3	—	—	—
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated	—	63	63
Other income and expense, net	(4)	—	(4)
Total pre-tax losses included in other comprehensive income	(3)	(6)	(9)
Net purchases, sales, issuances and settlements	—	(20)	(20)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	33	33

Balance at June 30, 2008	$273	$91	$364

Six Months Ended June 30, 2008
Balance at January 1, 2008	$15	$8	$23
Transfers in to Level 3	285	—	285
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated	—	79	79
Other income and expense, net	(4)	—	(4)
Total pre-tax losses included in other comprehensive income	(23)	(9)	(32)
Net purchases, sales, issuances and settlements	—	(35)	(35)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	48	48

Balance at June 30, 2008	$273	$91	$364

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2008:
Revenue, non-regulated	$—	$66	$66
Other income and expense, net	(4)	—	(4)

Total	$(4)	$66	$62

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Investments in available-for-sale auction rate securities: As of June 30, 2008, Duke Energy has approximately $300 million par value (approximately $273 million fair value) of auction rate securities for which an active market does not currently exist. All of these securities were valued as of June 30, 2008 using Level 3 measurements. Valuations were determined based on a combination of broker quotes, where available, internal modeling of comparable instruments or discounted cash flow analyses. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Refer to Note 10 for additional information on Duke Energy’s investments in auction rate securities.

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

18. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to June 30, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 17 for a discussion of Duke Energy’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 17 for a discussion of Duke Energy’s adoption of SFAS No. 159.

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of June 30, 2008:

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS No. 160). In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For Duke Energy, SFAS No. 160 is effective as of January 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. The impact to Duke Energy of applying SFAS No. 160 for periods subsequent to implementation will be dependent upon the nature of any transaction within the scope of SFAS No. 160.

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

FSP No APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). In May 2008, the FASB issued FSP APB 14-1, which addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature and FSP APB 14-1 does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. For Duke Energy, FSP APB 14-1 is applicable as of January 1, 2009 and must be applied retrospectively to all prior periods presented, even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of FSP APB 14-1. Duke Energy is currently evaluating the impact of adopting FSP APB 14-1 on its historical results of operations as, in 2003, Duke Energy issued $770 million of convertible debt with a cash settlement option that was fully converted to common stock during the years ended December 31, 2005, 2006 and 2007; however, Duke Energy does not anticipate the retrospective application of FSP APB 14-1 will have a material impact on Duke Energy’s historical results of operations, cash flows or financial position. Future impacts of FSP APB 14-1 will be determined by whether Duke Energy issues convertible debt with cash settlement options.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). In June 2008, the FASB issued FSP EITF 03-6-1 to address whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic EPS pursuant to the two-class method described in SFAS No. 128. The FASB concluded that rights to dividends or dividend equivalents (whether paid or unpaid) on unvested share-based payment awards that provide a noncontingent transfer of value (such as a nonforfeitable right to receive cash when dividends are paid to common stockholders, irrespective of whether the award ultimately vests) to the holder of the share-based payment award constitute participation rights and, therefore, should be included in the computation of basic EPS using the two-class method. Duke Energy issues certain share-based payment awards under which rights to dividends during the vesting period are nonforfeitable. For Duke Energy, FSP EITF 03-6-1 is effective as of January 1, 2009 and all prior-period EPS data is required to be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Duke Energy is currently evaluating the impact of adoption of FSP No. EITF 03-6-1 on its EPS; however, Duke Energy does not currently anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its calculated future or historical EPS amounts.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

19. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions.

The following table details the changes in Duke Energy’s unrecognized tax benefits from January 1, 2008 to June 30, 2008.

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2008	$348

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	293
Gross decreases—tax positions in prior periods	(22)
Gross increases—current period tax positions	12
Statute of limitations expirations	(2)

Total Changes	281

Unrecognized Tax Benefits—June 30, 2008	$629

At June 30, 2008 and December 31, 2007, Duke Energy had approximately $302 million and $114 million, respectively, of unrecognized tax benefits that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy is unable to estimate the specific effect to either. Additionally, at June 30, 2008, Duke Energy has approximately $15 million and $9 million that, if recognized, would affect Income (Loss) From Discontinued Operations, net of tax, and Goodwill, respectively.

It is reasonably possible that Duke Energy will reflect an approximate $65 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

During the three and six months ended June 30, 2008, Duke Energy recognized approximately $2 million and $1 million of net interest income, respectively, related to income taxes. At June 30, 2008, Duke Energy’s Consolidated Balance Sheets included approximately $28 million of interest receivable, which reflects all interest related to income taxes, and approximately $2 million related to accruals for the payment of penalties.

Duke Energy has the following tax years open.

Jurisdiction	Tax Years
Federal	1999 and after (except for Cinergy and its subsidiaries, which are open for years 2000 and after)
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years
International	2000 and after

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated income tax expense from continuing operations for the three months ended June 30, 2008 increased $15 million compared to the same period in 2007. The increase is primarily the result of higher pre-tax income in the second quarter 2008 compared to the second quarter 2007. The effective tax rate decreased for the three months ended June 30, 2008 (33.0%) compared to the same period in 2007 (33.7%), due primarily to higher AFUDC equity in 2008.

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated income tax expense from continuing operations for the six months ended June 30, 2008 increased $98 million compared to the same period in 2007. The increase is primarily the result of higher pre-tax income and a higher effective tax rate for the six months ended June 30, 2008 (32.7%) compared to the same period in 2007 (31.4%). The increase in the effective tax rate is due primarily to the recognition of the reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy, partially offset by higher AFUDC equity in 2008.

As of June 30, 2008 and December 31, 2007, approximately $284 million and $312 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At June 30, 2008, these balances exceeded 5% of Total Current Assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in millions)
Excise Taxes	$66	$62	$144	$137

20. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended June 30, 2008 and 2007. Components of other comprehensive income and total comprehensive income for the six months ended June 30, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholder’s Equity.

Total Comprehensive Income (Loss)

	Three Months Ended June 30,
	2008	2007
	(in millions)
Net Income	$351	$293

Other comprehensive income
Foreign currency translation adjustments	85	58
Net unrealized gains on cash flow hedges(a)	3	2
Reclassification into earnings from cash flow hedges(b)	(1)	5
SFAS No. 158 Amortization(c)	11	5
Unrealized loss on investments in auction rate securities(d)	(4)	—
Reclassification to earnings of losses on investments in auction rate securities(e)	2	—
Other(f)	(8)	(16)

Other comprehensive income, net of tax	88	54

Total Comprehensive Income	$439	$347

(a)	Net unrealized gains on cash flow hedges, net of $1 million tax expense for the three months ended June 30, 2007.
(b)	Reclassification into earnings from cash flow hedges, net of $1 million tax benefit and $3 million tax expense for the three months ended June 30, 2008 and 2007, respectively.
(c)	Net of $7 million and $3 million tax expense for the three months ended June 30, 2008 and 2007, respectively.
(d)	Net of $3 million tax benefit for the three months ended June 30, 2008. Refer to Note 10 for additional information.
(e)	Net of $2 million tax expense for the three months ended June 30, 2008.
(f)	Net of $6 million tax benefit for the three months ended June 30, 2008.

21. Related Party Transactions

In early 2008, Duke Energy began discussions with Crescent to purchase certain parcels of land in North Carolina and South Carolina that potentially have strategic value to Duke Energy’s regulated operations in those states. During the second quarter of 2008, Duke Energy had independent third party appraisals performed for each parcel of land in order to assist in the determination of a potential purchase price. In June 2008, Duke Energy acquired approximately 12,700 acres of land for a purchase price of approximately $51 million. Crescent recorded a gain on the sale. Since Duke Energy is a joint venture owner in Crescent, its proportionate share of the gain was eliminated and instead recorded as a reduction in the carrying amount of the purchased real estate in accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures.”

22. Subsequent Events

For information on subsequent events related to acquisitions and dispositions of businesses and sales of other assets, goodwill and intangible assets, impairment charges, regulatory matters, and commitments and contingencies, see Notes 3, 9, 10, 14 and 15, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Executive Overview

Three months ended June 30, 2008

Net income increased from $293 million in the second quarter of 2007 to $351 million for the second quarter of 2008. Diluted earnings per share increased from $0.23 per share in the second quarter of 2007 to $0.28 per share in the second quarter of 2008 primarily due to the increase in net income in the second quarter of 2008 as compared to the same period in 2007, as described further below.

Income from continuing operations increased from $299 million for the second quarter of 2007 to $338 million for the second quarter of 2008. Total reportable business segment EBIT increased from $630 million to $746 million. The increase for U.S. Franchised Electric and Gas of $51 million was primarily attributed to the conclusion in the third quarter of 2007 of North Carolina clean air amortization, the substantial completion of rate credits in 2007 related to the merger with Cinergy Corp. (Cinergy), higher allowance for funds used during construction (AFUDC) including the impact of a favorable Indiana Utility Regulatory Commission (IURC) ruling, and higher rates in the Midwest primarily as a result of recovery of qualifying pollution control costs in Indiana, partially offset by higher operation and maintenance costs driven primarily by planned generation outages, lower retail rates resulting from the North Carolina 2007 rate review and higher depreciation expense. Segment results for Commercial Power improved $171 million, primarily due to higher mark-to-market gains due to economic hedges, gains on the sale of emission allowances, lower purchase accounting expenses and improved operations, partially offset by milder weather. The $19 million increase in segment results for International Energy were driven primarily by higher margins at National Methanol Company (NMC) and favorable foreign exchange rates. Losses at Crescent reflect approximately $113 million of asset impairments primarily related to residential properties and joint venture projects. The impairments to the residential properties are the result of Crescent’s implementation of a revised business strategy developed in connection with the June 2008 restructuring of the terms of its corporate credit facility. Additionally, losses at Other increased $15 million due primarily to higher captive insurance losses and increased benefits expense, partially offset by reduced severance costs.

The increase in segment EBIT was partially offset by higher interest expense of approximately $35 million due primarily to higher debt balances. The effective tax rate for the second quarter 2008 decreased to approximately 33% compared to 34% in the same period in 2007 primarily due to i higher AFUDC equity in 2008. The increase in income tax expense was primarily due to increased taxable income.

The increase in income (loss) from discontinued operations from a loss of $6 million in the second quarter of 2007 to income of $13 million in 2008 primarily reflects an approximate $23 million pre-tax gain on the sale of Commercial Power’s 480 megawatt (MW) natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority.

Six months ended June 30, 2008

Net income increased from $650 million for the six months ended June 30, 2007 to $816 million for the six months ended June 30, 2008. Diluted earnings per share increased from $0.51 per share for the six months ended June 30, 2007 to $0.64 per share for the six months ended June 30, 2008 primarily due to the increase in net income for the six months ended June 30, 2008 as compared to the same period in 2007, as described further below.

Income from continuing operations increased from $636 million for the six months ended June 30, 2007 to $801 million for the six months ended June 30, 2008. Total reportable business segment EBIT increased from $1,313 million to $1,645 million. The increase for U.S. Franchised Electric and Gas of $114 million was primarily attributed to the conclusion in the third quarter of 2007 of North Carolina clean air amortization, the substantial completion of rate credits in 2007 related to the merger with Cinergy, higher AFUDC including the impact of a favorable IURC ruling and favorable weather, partially offset by higher operation and maintenance costs, higher depreciation expense due to additional capital spending and a decrease in retail rates and rate riders primarily related to new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers, a new demand side management rider implemented in Ohio in the third quarter of 2007, higher electric transmission rates in Ohio and new gas base rates implemented in Ohio in the second quarter of 2008. Segment results for Commercial Power improved $304 million, primarily due to improved mark-to-market impacts of economic hedges, lower purchase accounting net expenses, gains on the sale of emission allowances and improved results of the Midwest gas-fired assets. The $39 million increase in segment results for International

PART I

Energy were driven primarily by higher margins at NMC and favorable foreign exchange rates, partially offset by lower results in Latin America. Losses at Crescent reflect approximately $124 million of asset impairments related mostly to residential properties and joint venture projects, as discussed above. Additionally, losses at Other increased $9 million.

The increase in segment EBIT was partially offset by higher interest expense of approximately $54 million due primarily to higher debt balances. The effective tax rate for the six months ended June 30, 2008 increased to approximately 33% compared to 31% in the same period in 2007 due primarily to the recognition of the reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy, partially offset by higher AFUDC equity in 2008.

Income (loss) from discontinued operations was essentially flat, with income of $14 million in the six months ended June 30, 2007 compared to $15 million in 2008. The 2008 amounts primarily reflect the sale of Commercial Power’s Brownsville plant, as discussed above, while the 2007 results primarily reflect the classification of the results of operations for Commercial Power’s synthetic fuel (synfuel) operations as discontinued operations as a result of the cessation of synfuel operations on December 31, 2007 due to the expiration of certain tax credits.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$3,229	$2,966	$263	$6,566	$6,001	$565
Operating expenses	2,579	2,476	103	5,183	4,912	271
Gains (losses) on sales of other assets and other, net	33	1	32	51	(10)	61

Operating income	683	491	192	1,434	1,079	355
Other income and expenses, net	14	120	(106)	131	173	(42)
Interest expense	194	159	35	376	322	54
Minority interest (benefit) expense	(2)	1	3	(1)	3	4

Income from continuing operations before income taxes	505	451	54	1,190	927	263
Income tax expense from continuing operations	167	152	15	389	291	98

Income from continuing operations	338	299	39	801	636	165
Income (loss) from discontinued operations, net of tax	13	(6)	19	15	14	1

Net income	$351	293	$58	$816	$650	$166

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated operating revenues for the three months ended June 30, 2008 increased $263 million, compared to the same period in 2007. This change was primarily driven by the following:

•

A $153 million increase at U.S. Franchised Electric and Gas driven primarily by an increase in fuel revenues (including emission allowances) primarily driven by higher fuel rates in all regions and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers (approximately $132 million), and substantial completion in 2007 of the sharing of anticipated merger savings (approximately $35 million), partially offset by a decrease in GWh/Mcf sales to retail customers due to relatively mild weather conditions in the Midwest partially offset by favorable weather in the Carolinas (approximately $10 million),

•

A $73 million increase at International Energy due primarily to favorable sales prices in Central America (approximately $36 million), favorable energy sales volumes and the strengthening of the Real against the U.S. dollar in Brazil, partially offset by increased sales at cost to the independent system operator in Brazil (approximately $25 million) and favorable natural gas liquids sales prices in Peru (approximately $10 million), and

PART I

•

A $30 million increase at Commercial Power primarily due to an increase in mark-to-market revenues on non-qualifying power and capacity hedge contracts (approximately $25 million), and an increase in retail electric revenues due to increased amortization of purchase accounting valuation liability of the rate stabilization plan (RSP) net of lower sales volumes resulting from milder weather in 2008 (approximately $8 million), partially offset by decreased revenues from the Midwest gas-fired generation assets due primarily to lower generation volumes due to milder weather net of higher PJM capacity revenues (approximately $9 million).

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated operating revenues for the six months ended June 30, 2008 increased $565 million, compared to the same period in 2007. This change was primarily driven by the following:

•

A $355 million increase at U.S. Franchised Electric and Gas driven primarily by an increase in fuel revenues (including emission allowances) primarily driven by higher fuel rates in all regions and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers (approximately $307 million), substantial completion in 2007 of the sharing of anticipated merger savings (approximately $86 million), and an increase in Gwh/Mcf sales to retail customers favorable weather conditions (approximately $22 million), partially offset by a decrease in retail rates and rate riders primarily related to new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers, a new demand side management rider implemented in Ohio in the third quarter of 2007, higher electric transmission rates in Ohio and new gas base rates implemented in Ohio in the second quarter of 2008 (approximately $27 million),

•

A $117 million increase at International Energy due primarily to favorable sales prices in Central America (approximately $63 million), higher average energy prices and the strengthening of the Real against the U.S. dollar in Brazil (approximately $49 million), and favorable natural gas liquids sales prices in Peru (approximately $16 million), partially offset by lower dispatch in Ecuador due to unfavorable hydrology (approximately $15 million), and

•

A $100 million increase at Commercial Power primarily due to an increase in mark-to-market revenues on non-qualifying power and capacity hedge contracts (approximately $58 million), an increase in retail electric revenues due to increased amortization of purchase accounting valuation liability of the RSP net of lower sales volume due to milder weather in 2008 (approximately $27 million) and increased revenues from the Midwest gas-fired generation assets due primarily to higher PJM capacity revenues (approximately $8 million).

Consolidated Operating Expenses

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated operating expenses for the three months ended June 30, 2008 increased $103 million, compared to the same period in 2007. This change was primarily driven by the following:

•

A $127 million increase at U.S. Franchised Electric and Gas driven primarily by an increase in fuel expense, including purchased power and natural gas purchases for resale (approximately $116 million), increased operating and maintenance expenses primarily due to higher outage and maintenance costs at nuclear and fossil generating plants (approximately $38 million) and increased depreciation due primarily to additional capital spending and increased costs related to Duke Energy Indiana’s clean coal expenditures (approximately $20 million), partially offset by decreased regulatory amortization expense primarily related to the completion in 2007 of North Carolina clean air legislation compliance costs (approximately $48 million),

•

A $69 million increase at International Energy due primarily to higher fuel prices in Central America (approximately $33 million), higher royalty fees and fuel consumption in Peru (approximately $17 million), the strengthening of the Real against the U.S. dollar and higher royalty fees and revenue taxes in Brazil (approximately $13 million), and an increase in the bad debt provision and higher purchased power costs in Argentina (approximately $5 million), partially offset by

•

A $113 million decrease at Commercial Power primarily due to an increase in mark-to-market gains on non-qualifying fuel hedge contracts (approximately $60 million), lower sulfur dioxide emission allowance expenses due to installation of flue gas desulfurization equipment, (approximately $17 million), lower fuel and operating expenses for the Midwest gas-fired generation assets due to lower generation volumes in 2008 (approximately $14 million), lower retail fuel and purchased power expenses due to realized gains from the settlement of certain fuel hedge contracts (approximately $10 million), and decreased operating expenses primarily due to fewer plant outages in 2008 (approximately $8 million).

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated operating expenses for the six months ended June 30, 2008 increased $271 million, compared to the same period in 2007. This change was primarily driven by the following:

•

A $291 million increase at U.S. Franchised Electric and Gas driven primarily by an increase in fuel expense, including purchased power and natural gas purchases for resale (approximately $287 million), increased operating and maintenance expenses primarily

PART I

due to higher outage and maintenance costs at nuclear and fossil generating plants (approximately $59 million) and increased depreciation due primarily to additional capital spending (approximately $41 million), partially offset by decreased regulatory amortization expense primarily related to the completion in 2007 of North Carolina clean air legislation compliance costs (approximately $96 million),

•

A $116 million increase at International Energy due primarily to higher fuel prices in Central America (approximately $61 million), the strengthening of the Real against the U.S. dollar, higher royalty fees and revenue taxes in Brazil (approximately $28 million), higher royalty fees and fuel consumption in Peru (approximately $22 million), and higher purchased power and fuel costs in Argentina (approximately $12 million), partially offset by lower fuel consumption in Ecuador as a result of lower dispatch (approximately $13 million); partially offset by

•

A $152 million decrease at Commercial Power primarily due to an increase in mark-to-market gains on non-qualifying fuel hedge contracts (approximately $100 million), lower sulfur dioxide emission allowance expenses due to installation of flue gas desulfurization equipment (approximately $32 million), lower retail fuel and purchased power expenses due to realized gains from the settlement of certain fuel hedge contracts (approximately $13 million), and lower fuel and operating expenses for the Midwest gas-fired generation assets due to lower generation volumes in 2008 (approximately $7 million).

Consolidated Gains (Losses) on Sales of Other Assets and Other, Net

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated gain (losses) on sales of other assets and other, net was a gain of approximately $33 million and $1 million for the three months ended June 30, 2008 and 2007, respectively. The net gain for both the three months ended June 30, 2008 and 2007 were due primarily to Commercial Power’s sale of emission allowances.

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated gain (losses) on sales of other assets and other, net was a gain of approximately $51 million and a loss of approximately $10 million for the six months ended June 30, 2008 and 2007, respectively. The net gain for the six months ended June 30, 2008 and net loss for the six months ended June 30, 2007 were due primarily to Commercial Power’s sale of emission allowances.

Consolidated Operating Income

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated operating income for the three months ended June 30, 2008 increased $192 million, compared to the same period in 2007. Drivers to operating income are discussed above.

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated operating income for the six months ended June 30, 2008 increased $355 million, compared to the same period in 2007. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated other income and expenses, net for the three months ended June 30, 2008 decreased $106 million compared to the same period in 2007. The decrease was driven primarily by a decrease in equity earnings of $112 million due primarily to impairment charges recorded by Crescent, of which Duke Energy’s proportionate share was $113 million, partially offset by increased equity earnings at International Energy of approximately $14 million primarily related to its investment in NMC, and a $26 million increase at U.S. Franchised Electric and Gas in the equity component of AFUDC as a result of additional capital spending for ongoing construction projects and a favorable IURC ruling.

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated other income and expenses, net for the six months ended June 30, 2008 decreased $42 million compared to the same period in 2007. The decrease was driven primarily by a decrease in equity earnings of $88 million due primarily to impairment charges recorded by Crescent, of which Duke Energy’s proportionate share was $124 million, partially offset by increased equity earnings at International Energy of approximately $38 million primarily related to its investment in NMC, a $21 million charge in the first quarter of 2007 associated with convertible debt related to the spin-off of Spectra Energy with no comparable charge during in 2008, and an $44 million increase at U.S. Franchised Electric and Gas in the equity component of AFUDC primarily as a result of additional capital spending for ongoing construction projects and a favorable IURC ruling.

Consolidated Interest Expense

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated interest expense for the three months ended June 30, 2008 increased $35 million, compared to the same period in 2007. This increase was due primarily to higher debt balances.

PART I

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated interest expense for the six months ended June 30, 2008 increased $54 million, compared to the same period in 2007. This increase was due primarily to higher debt balances.

Consolidated Income Tax Expense from Continuing Operations

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated income tax expense from continuing operations for the three months ended June 30, 2008 increased $15 million compared to the same period in 2007. The increase is primarily the result of higher pre-tax income, partially offset by a lower effective tax rate for the three months ended June 30, 2008 (33%) compared to the same period in 2007 (34%). The decrease in the effective tax rate is due primarily to higher AFUDC equity.

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated income tax expense from continuing operations for the six months ended June 30, 2008 increased $98 million compared to the same period in 2007. The increase is primarily the result of higher pre-tax income and a higher effective tax rate for the six months ended June 30, 2008 (33%) compared to the same period in 2007 (31%). The increase in the effective tax rate is due primarily to the recognition of the reduction in the unitary state tax rate in 2007 as a result of the spin-off of Spectra Energy, partially offset by higher AFUDC equity.

Consolidated Income (Loss) From Discontinued Operations, Net of tax

Three Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated income (loss) from discontinued operations, net of tax, for the three months ended June 30, 2008 increased $19 million, compared to the same period in 2007. The increase primarily relates to Commercial Power’s sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority (an approximate $15 million after-tax gain) during the three months ended June 30, 2008. Income from discontinued operations, net of tax, for the three months ended June 30, 2007 includes the results of Commercial Power’s synfuel operations (approximately $4 million of after-tax earnings, including an approximate $33 million tax benefit), which ceased upon the expiration of tax credits on December 31, 2007 and were reclassified to discontinued operations.

Six Months Ended June 30, 2008 as Compared to June 30, 2007. Consolidated income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2008 increased $1 million, compared to the same period in 2007. The increase primarily relates to Commercial Power’s sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority (approximately $15 million after-tax gain) during the six months ended June 30, 2008. Income from discontinued operations, net of tax, for the six months ended June 30, 2007 includes the results of Commercial Power’s synfuel operations (approximately $16 million of after-tax earnings, including an approximate $67 million tax benefit), which ceased upon the expiration of tax credits on December 31, 2007 and were reclassified to discontinued operations.

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

PART I

EBIT by Business Segment (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
U.S. Franchised Electric and Gas	$503	$452	$1,140	$1,026
Commercial Power	235	64	381	77
International Energy	116	97	230	191
Crescent	(108)	17	(106)	19

Total reportable segment EBIT	746	630	1,645	1,313
Other	(81)	(66)	(159)	(150)

Total reportable segment and other EBIT	665	564	1,486	1,163
Interest expense	(194)	(159)	(376)	(322)
Interest income and other(a)	34	46	80	86

Consolidated income from continuing operations before income taxes	$505	$451	$1,190	$927

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Operating revenues	$2,402	$2,249	$153	$5,003	$4,648	$355
Operating expenses	1,939	1,812	127	3,938	3,647	291
Gains (losses) on sales of other assets and other, net	—	1	(1)	3	1	2

Operating income	463	438	25	1,068	1,002	66
Other income and expenses, net	40	14	26	72	24	48

EBIT	$503	$452	$51	$1,140	$1,026	$114

Duke Energy Carolinas GWh sales(a)	21,036	20,870	166	43,091	42,412	679
Duke Energy Midwest GWh sales(a)(b)	15,018	15,396	(378)	31,294	31,808	(514)
Net proportional MW capacity in operation(c)				27,333	27,590	(257)

(a)	Gigawatt-hours (GWh)
(b)	Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest
(c)	Megawatt (MW)

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three and six months ended June 30, 2008 compared to the same periods in the prior year.

Increase (decrease) over prior year	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Residential sales(a)	0.0%	1.2%
General service sales(a)	(0.3)%	0.6%
Industrial sales(a)	(4.9)%	(3.4)%
Wholesale sales	14.3%	17.9%
Total Duke Energy Carolinas sales(b)	0.8%	1.6%
Average number of customers	1.5%	1.7%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the three and six months ended June 30, 2008 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Residential sales(a)	(5.3)%	(0.5)%
General service sales(a)	(2.8)%	0.6%
Industrial sales(a)	(7.3)%	(4.8)%
Wholesale sales	25.9%	1.1%
Total Duke Energy Midwest sales(b)	(2.5)%	(1.6)%
Average number of customers	0.4%	0.5%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended June 30, 2008 as Compared to June 30, 2007

Operating Revenues. The increase was driven primarily by:

•

A $132 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates in all regions and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers. Fuel revenues represent sales to retail and wholesale customers; and

•	A $35 million increase related to the substantial completion in 2007 of the sharing of anticipated merger savings through rate decrement riders with regulated customers.

Partially offsetting these increases was:

•

A $10 million decrease in GWh/Mcf sales to retail customers due to relatively mild weather conditions in the Midwest partially offset by favorable weather conditions in the Carolinas. For the Midwest, cooling degree days for the second quarter of 2008 were normal compared to 53% above normal during the same period in 2007 and heating degree days were 2% above normal compared to 22% above normal during the same period in 2007. For the Carolinas, cooling degree days for the second quarter of 2008 were approximately 21% above normal compared to 10% above normal during the same period in 2007. The number of cooling degree days recorded in June 2008 was a record for that month in the Carolinas.

Operating Expenses. The increase was driven primarily by:

•

A $116 million increase in fuel expense (including purchased power and natural gas purchases for resale) due primarily to increased purchases and generation using natural gas to meet peak demand primarily driven by record setting June 2008 weather in the Carolinas, coupled with increased coal and natural gas prices;

•	A $38 million increase in operating and maintenance expenses primarily due to higher outage and maintenance costs at nuclear and fossil generating plants; and
•	A $20 million increase in depreciation due primarily to additional capital spending and increased costs related to Duke Energy Indiana’s environmental compliance expenditures.

Partially offsetting these increases was:

•

A $48 million decrease in regulatory amortization expenses. Approximately $56 million of the decrease relates to the amortization of compliance costs related to North Carolina clean air legislation, which was completed in 2007.

Other Income and Expenses, net. The increase resulted primarily from the equity component of AFUDC due to a favorable IURC ruling and additional capital spending for ongoing construction projects.

EBIT. The increase resulted primarily from decreased regulatory amortization, the substantial completion of the required rate reductions due to the merger with Cinergy and favorable AFUDC. These increases were partially offset by higher operation and maintenance costs and increased depreciation.

Six Months Ended June 30, 2008 as Compared to June 30, 2007

Operating Revenues. The increase was driven primarily by:

•

A $307 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates in all regions and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers. Fuel revenues represent sales to retail and wholesale customers;

PART I

•	An $86 million increase related to the substantial completion in 2007 of the sharing of anticipated merger savings through rate decrement riders with regulated customers, and
•

A $22 million increase in GWh/Mcf sales to retail customers due to favorable weather. Weather statistics for heating degree days in 2008 were favorable compared to the same period in 2007. Weather statistics for cooling degree days in 2008 were favorable in the Carolinas but slightly unfavorable in the Midwest compared to the same period in 2007.

Partially offsetting these increases were:

•

A $27 million decrease in retail rates and rate riders primarily related to the new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers, a new demand side management rider implemented in Ohio in the third quarter of 2007, higher electric transmission rates in Ohio and new gas base rates implemented in the second quarter of 2008 for Ohio.

Operating Expenses. The increase was driven primarily by:

•

A $287 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to increased purchases and generation using natural gas to meet peak demand driven primarily by record setting June 2008 weather in the Carolinas, coupled with increased natural gas and coal prices, as well as an increase in Duke Energy Indiana’s wholesale emission allowance expense driven by the recognition of the 2007 gain on sales of native load allowances previously deferred. This increase also reflects a $21 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized on March 6, 2007;

•

A $59 million increase in operating and maintenance expenses primarily due to higher outage and maintenance costs at nuclear and fossil generating plants and increased Power Delivery maintenance charges to increase system reliability; and

•	A $41 million increase in depreciation due primarily to additional capital spending.

Partially offsetting these increases was:

•

A $96 million decrease in regulatory amortization expenses, including approximately $112 million for the amortization of compliance costs related to North Carolina clean air legislation, which was completed in 2007.

Other Income and Expenses, net. The increase resulted primarily from the equity component of AFUDC due to a favorable IURC ruling and additional capital spending for ongoing construction projects.

EBIT. The increase resulted primarily from decreased regulatory amortization, the substantial completion of the required rate reductions due to the merger with Cinergy, increased AFUDC and favorable weather conditions. These increases were partially offset by higher operation and maintenance costs, additional depreciation as rate base increased during 2008, overall net lower retail rates and rate riders and the 2007 DOE settlement.

Commercial Power

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Operating revenues	$481	$451	$30	$931	$831	$100
Operating expenses	282	395	(113)	605	757	(152)
Gains (losses) on sales of other assets and other, net	32	—	32	46	(11)	57

Operating income	231	56	175	372	63	309
Other income and expenses, net	4	8	(4)	9	14	(5)

EBIT	$235	$64	$171	$381	$77	$304

Actual Plant Production, GWh	4,947	5,123	(176)	10,866	10,998	(132)
Proportional MW capacity in operation				7,550	8,100	(550)

Three Months Ended June 30, 2008 as compared to June 30, 2007

Operating Revenues. The increase was primarily driven by:

•

A $25 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $20 million in 2008 compared to losses of $5 million in 2007; and

PART I

•

An $8 million increase in retail electric revenues due to increased amortization of purchase accounting valuation liability of the rate stabilization plan (RSP) net of lower sales volume due to milder weather in 2008.

Partially offsetting these increases was:

•	A $9 million decrease in revenues due to lower generation volumes from the Midwest gas-fired assets resulting from milder weather net of increased PJM capacity revenues in 2008 compared to 2007.

Operating Expenses. The decrease was primarily driven by:

•	A $60 million decrease in fuel expense due to mark-to-market gains on non-qualifying fuel hedge contracts of $87 million in 2008 compared to gains of $27 million in 2007;
•	An $17 million decrease primarily due to lower sulfur dioxide emission allowance expenses due to installation of flue gas desulfurization equipment;
•	A $14 million decrease in fuel and operating expenses for the Midwest gas-fired generation assets primarily due to lower generation volumes in 2008 compared to 2007;
•	An $10 million decrease in retail fuel and purchased power expense due to realized gains from the settlement of certain fuel hedge contracts; and
•	An $8 million decrease in operating expenses primarily due to fewer coal plant outages in 2008 compared to 2007.

Gains (Losses) on Sales of Other Assets and Other, net. The increase in 2008 is attributable to gains on sales of emission allowances in 2008.

Other Income and Expenses, net. The decrease is driven by lower equity earnings of unconsolidated affiliates.

EBIT. The improvement is primarily attributable to higher mark-to-market earnings on economic hedges due to increasing commodity prices, gains on sales of emission allowances, lower emission allowance expenses due to installation of flue gas desulfurization equipment, improved results from the Midwest gas-fired assets as a result of higher realized margin per megawatt hour sold and increased PJM capacity revenues, and lower purchase accounting expenses primarily related to the RSP valuation.

Six Months Ended June 30, 2008 as compared to June 30, 2007

Operating Revenues. The increase was primarily driven by:

•

A $58 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $9 million in 2008 compared to losses of $49 million in 2007;

•

A $27 million increase in retail electric revenues due to increased amortization of purchase accounting valuation liability of the RSP net of lower sales volumes resulting from milder weather in 2008 compared to 2007; and

•	An $8 million increase in revenues from the Midwest gas-fired generation assets due primarily to higher PJM capacity revenues in 2008 compared to 2007.

Operating Expenses. The decrease was primarily driven by:

•	A $100 million decrease in fuel expense due to mark-to-market gains on non-qualifying fuel hedge contracts of $145 million in 2008 compared to gains of $45 million in 2007;
•	A $32 million decrease primarily due to lower sulfur dioxide emission allowance expenses due to installation of flue gas desulfurization equipment;
•	An $13 million decrease in retail fuel and purchased power expense due to realized gains from the settlement of certain fuel hedge contracts; and
•	A $7 million decrease in fuel and operating expenses for the Midwest gas-fired generation assets primarily due to lower generation volumes in 2008 compared to 2007.

Gains (Losses) on Sales of Other Assets and Other, net. The increase in 2008 as compared to 2007 is attributable to gains on sales of emission allowances in 2008 compared to losses on sales of emission allowances in 2007.

Other Income and Expenses, net. The decrease is driven by lower equity earnings of unconsolidated affiliates.

EBIT. The improvement is primarily attributable to higher mark-to-market earnings on economic hedges due to increasing commodity prices, gains on sales of emission allowances, lower emission allowance expenses due to installation of flue gas desulfurization equipment, improved results from the Midwest gas-fired assets as a result of higher realized margin per megawatt hour sold and increased PJM capacity revenues and lower purchase accounting expense primarily due to the RSP valuation.

PART I

Matters Impacting Future Results

On July 11th the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule. See Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of the decision. Duke Energy is currently evaluating the effect of the decision on the carrying value of emission allowances held by its regulated and non-regulated businesses. Based on current market prices for SO2 allowances, and the uncertainty associated with future federal requirements to reduce emissions, management believes that it is possible that Duke Energy may incur an impairment of the carrying value of emission allowances held by Commercial Power of up to $100 million in the third quarter of 2008. This current estimate is based on total allowances held by Commercial Power as of June 30, 2008 compared to amounts projected to be utilized in operations through 2037.

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Operating revenues	$334	$261	$73	$623	$506	$117
Operating expenses	254	185	69	466	350	116
Gains (losses) on sales of other assets and other, net	1	—	1	1	—	1

Operating income	81	76	5	158	156	2
Other income and expenses, net	41	26	15	83	45	38
Minority interest expense	6	5	1	11	10	1

EBIT	$116	$97	$19	$230	$191	$39

Sales, GWh	4,918	4,000	918	9,162	8,654	508
Proportional MW capacity in operation				4,010	3,940	70

Three Months Ended June 30, 2008 as Compared to June 30, 2007

Operating Revenues. The increase was driven primarily by:

•	A $36 million increase in Central America due to favorable sales prices;
•

A $25 million increase in Brazil due to favorable energy sales volumes and the strengthening of the Real against the U.S. dollar, partially offset by increased sales at cost to the independent system operator; and

•	A $10 million increase in Peru primarily due to favorable natural gas liquid sales prices.

Operating Expenses. The increase was driven primarily by:

•	A $33 million increase in Central America due to higher fuel prices;
•	A $17 million increase in Peru primarily due to higher royalty fees and higher fuel consumption as a result of increased thermal generation;
•	A $13 million increase in Brazil primarily due to strengthening of the Real against the U.S. dollar, and higher royalty fees and revenue taxes; and
•	A $5 million increase in Argentina due to an increase in the bad debt provision and higher purchased power costs as a result of unfavorable hydrology.

Other Income and Expenses, net. The increase was primarily driven by a $14 million increase in equity earnings at NMC due to higher pricing and volumes for both methanol and MTBE.

EBIT. The increase was due primarily to the favorable results at NMC and the strengthening of the Brazilian Real against the U.S. dollar, partially offset by lower results in Peru.

Six Months Ended June 30, 2008 as Compared to June 30, 2007

Operating Revenues. The increase was driven primarily by:

•	A $63 million increase in Central America due to favorable sales prices;
•	A $49 million increase in Brazil due to higher average energy prices and the strengthening of the Real against the U.S. dollar; and
•	A $16 million increase in Peru primarily due to favorable natural gas liquids sales prices.

PART I

Partially offsetting these increases was:

•	A $15 million decrease in Ecuador primarily due to lower dispatch as a result of unfavorable hydrology.

Operating Expenses. The increase was driven primarily by:

•	A $61 million increase in Central America primarily due to higher fuel prices;
•	A $28 million increase in Brazil primarily due to the strengthening of the Real against the U.S. dollar, and higher royalty fees and revenue taxes;
•	A $22 million increase in Peru primarily due to higher royalty fees and higher fuel consumption as a result of increased thermal generation; and
•	A $12 million increase in Argentina due to higher purchased power costs as a result of unfavorable hydrology and higher fuel costs.

Partially offsetting these increases was:

•	A $13 million decrease in Ecuador due to a lower fuel consumption as a result of lower dispatch.

Other Income and Expenses, net. The increase was primarily driven by a $34 million increase in equity earnings at NMC due to higher pricing and volumes for both methanol and MTBE.

EBIT. The increase was due primarily to the favorable results at NMC and the strengthening of the Brazilian Real against the U.S. dollar, partially offset by lower results in Peru.

Crescent

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions)
Equity in (loss) earnings of unconsolidated affiliates	$(108)	$17	$(125)	$(106)	$19	$(125)

EBIT	$(108)	$17	$(125)	$(106)	$19	$(125)

EBIT. Segment EBIT for Crescent decreased for both the three and six months ended June 30, 2008 as compared to the same period in the prior year primarily as a result of impairment charges recorded by Crescent, for which Duke Energy’s proportionate share was approximately $113 million and $124 million, respectively. See Note 10 “Impairment Charges,” to the Consolidated Financial Statements for additional information related to these impairment charges.

Matters Impacting Future Results

Crescent’s results are subject to volatility due to various factors including its management’s investment decisions, real estate market conditions, the ability of potential customers to obtain financing, the cost of construction materials, the availability and cost of capital, among other factors. During the fourth quarter of 2007 and the first six months of 2008, Crescent recorded impairment charges on certain of its properties. Factors such as further or prolonged deterioration in real estate and credit market conditions or changes regarding the timing or method for disposition of properties could result in future impairments being recorded by Crescent, which would be reflected in Duke Energy’s equity earnings of Crescent.

Management of Duke Energy continues to closely monitor its overall investment in Crescent for indicators of impairment. Further or prolonged deterioration in market conditions could result in future impairment charges being recorded on the overall investment in Crescent. Also, refer to Note 16, “Guarantees and Indemnifications,” to the Consolidated Financial Statements, for a discussion of Duke Energy’s guarantee of certain surety bonds for Crescent projects.

PART I

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$35	$55	$(20)	$56	$91	$(35)
Operating expenses	127	134	(7)	221	234	(13)
Gains (losses) on sales of other assets and other, net	—	(1)	1	1	(1)	2

Operating income	(92)	(80)	(12)	(164)	(144)	(20)
Other income and expenses, net	8	12	(4)	1	(9)	10
Minority interest (benefit) expense	(3)	(2)	1	(4)	(3)	1

EBIT	$(81)	$(66)	$(15)	$(159)	$(150)	$(9)

Three Months Ended June 30, 2008 as Compared to June 30, 2007

Operating Revenues. The reduction was primarily driven by decreased premiums earned by Bison Insurance Company Limited (Bison) due to premiums earned in the prior year related to the assumption of liabilities by Bison from other Duke Energy business units, which drove up premiums charged to business units in 2007.

Operating Expenses. The reduction was primarily driven by the establishment of reserves related to liabilities assumed by Bison from other Duke Energy business units in 2007 with no comparable charges in 2008 and reduced severance costs. These favorable variances were partially offset by unfavorable property loss experience at Bison and increased benefit costs.

EBIT. The decrease was primarily driven by unfavorable property loss experience at Bison and increased benefit costs partially offset by reduced severance costs.

Six Months Ended June 30, 2008 as Compared to June 30, 2007

Operating Revenues. The reduction was primarily driven by decreased premiums earned by Bison due to premiums earned in the prior year related to the assumption of liabilities by Bison from other Duke Energy business units, which drove up premiums charged to business units in 2007.

Operating Expenses. The reduction was primarily driven by the establishment of reserves related to liabilities assumed by Bison from other Duke Energy business units in 2007 with no comparable charges in 2008 and reduced severance costs. These favorable variances were partially offset by unfavorable property loss experience at Bison and increased benefit costs.

Other Income and Expenses, net. The reduction in net expense was due primarily to convertible debt charges of approximately $21 million in 2007 related to the spin-off of Spectra Energy with no comparable charges in 2008, partially offset by unfavorable investment returns related to executive life insurance.

EBIT. The decrease was due primarily to unfavorable property loss experience at Bison and increased benefit costs, partially offset by convertible debt charges recorded in 2007 with no comparable charges in 2008 and reduced severance costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities was $1,695 million for the six months ended June 30, 2008 compared to $1,412 million for the same period in 2007, an increase in cash provided of $283 million. This change was driven primarily by:

•	Net income of $816 million in the six months ended June 30, 2008 compared to $650 million for the same period in 2007, and
•	An approximate $350 million decrease in contributions to company sponsored pension plans

Investing Cash Flows

Net cash used in investing activities was $2,527 million for the six months ended June 30, 2008 compared to $1,181 million for the same period in 2007, an increase in cash used of $1,346 million. This change was driven primarily by:

•	An approximate $500 million increase in capital expenditures, and
•	An approximate $900 million decrease in proceeds from available for sale securities, net of purchases, partially offset by:
•	An approximate $100 million increase in proceeds from the sale of emission allowances, net of purchases

PART I

Financing Cash Flows and Liquidity

Net cash provided by financing activities was $871 million for the six months ended June 30, 2008 compared to $568 million of cash used for the same period in 2007, an increase in cash provided of $1,439 million. This change was driven primarily by:

•

An approximate $1,750 million increase in proceeds from issuances of long-term debt, net of redemptions, as a result of net issuances of approximately $1,600 million during 2008 as compared to net repayments of approximately $150 million during 2007,

•	An approximate $400 million increase due to the distribution of cash in 2007 related to the spin-off of Spectra Energy,
•	An approximate $110 million decrease in payments for the redemption of convertible notes, partially offset by
•	An approximate $800 million decrease in proceeds from issuances of notes payable and commercial paper due to net repayments in 2008 versus net issuances in 2007.

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

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% due April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which will be reset on a weekly basis. While Duke Energy has plans to refund and refinance its remaining tax exempt auction rate bonds, the timing of such refinancing transaction is uncertain and subject to market conditions.

In June 2008, Duke Energy issued $500 million principal amount of senior notes, of which $250 million carries a fixed interest rate of 5.65% and matures June 15, 2013 and $250 million carries a fixed interest rate of 6.25% and matures June 15, 2018. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In June 2008, Duke Energy increased its common stock dividend from $0.22 per share to $0.23 per share, which became effective with the dividend declared in June 2008 payable in September 2008.

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

Available Credit Facilities and Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2008, Duke Energy was in compliance with those covenants, except for a covenant related to approximately $71 million of debt at International Energy, where a technical default occurred as of June 30, 2008. International Energy is currently in the process of obtaining a waiver from the lenders and is in discussions to potentially modify the covenant prospectively. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART I

Credit Ratings. Through August 1, 2008, the credit ratings of Duke Energy and its subsidiaries were unchanged from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007.

Duke Energy’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and pay dividends on its common stock, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Energy is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Energy’s credit ratings could be negatively affected.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2008, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the six months ended June 30, 2008, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2007.

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of June 30, 2008:

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS No. 160). In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For Duke Energy, SFAS No. 160 is effective as of January 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. The impact to Duke Energy of applying SFAS No. 160 for periods subsequent to implementation will be dependent upon the nature of any transaction within the scope of SFAS No. 160.

PART I

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

FSP No APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). In May 2008, the FASB issued FSP APB 14-1, which addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature and FSP APB 14-1 does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. For Duke Energy, FSP APB 14-1 is applicable as of January 1, 2009 and must be applied retrospectively to all prior periods presented, even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of FSP APB 14-1. Duke Energy is currently evaluating the impact of adopting FSP APB 14-1 on its historical results of operations as, in 2003, Duke Energy issued $770 million of convertible debt with a cash settlement option that was fully converted to common stock during the years ended December 31, 2005, 2006 and 2007; however, Duke Energy does not anticipate the retrospective application of FSP APB 14-1 will have a material impact on Duke Energy’s historical results of operations, cash flows or financial position. Future impacts of FSP APB 14-1 will be determined by whether Duke Energy issues convertible debt with cash settlement options.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). In June 2008, the FASB issued FSP EITF 03-6-1 to address whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic EPS pursuant to the two-class method described in SFAS No. 128. The FASB concluded that rights to dividends or dividend equivalents (whether paid or unpaid) on unvested share-based payment awards that provide a noncontingent transfer of value (such as a nonforfeitable right to receive cash when dividends are paid to common stockholders, irrespective of whether the award ultimately vests) to the holder of the share-based payment award constitute participation rights and, therefore, should be included in the computation of basic EPS using the two-class method. Duke Energy issues certain share-based payment awards under which rights to dividends during the vesting period are nonforfeitable. For Duke Energy, FSP EITF 03-6-1 is effective as of January 1, 2009 and all prior-period EPS data is required to be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Duke Energy is currently evaluating the impact of adoption of FSP No. EITF 03-6-1 on its EPS; however, Duke Energy does not currently anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its calculated future or historical EPS amounts.

Subsequent Events

For information on subsequent events related to goodwill and intangible assets, impairment charges, regulatory matters, and commitments and contingencies, see Note 3, “Acquisitions and Dispositions of Businesses and Sales of Other Assets,” Note 9, “Goodwill and Intangibles,” Note 10, “Impairment Charges,” Note 14, “Regulatory Matters,” and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007.

Interest Rate Risk

Based on a sensitivity analysis as of June 30, 2008, it was estimated that if market interest rates average 1% higher (lower) over the next twelve months, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $17 million. Comparatively, based on a sensitivity analysis as of December 31, 2007, had interest rates averaged 1% higher (lower) in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $22 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, auction rate investments with interest rates that periodically reset, cash and cash equivalents outstanding as of June 30, 2008 and December 31, 2007. The decrease in interest rate sensitivity was primarily due to an increase in cash and investments and a decrease in commercial paper. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2008, see Note 14 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Second Quarter of 2008

There were no issuer purchases of equity securities during the second quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

At the May 8, 2008 Annual Meeting of Shareholders, the shareholders of Duke Energy voted on the following: the election of eleven directors to terms ending in 2009, a proposal to ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2008 and approval of the amended and restated Duke Energy Corporation Executive Short-Term Incentive Plan.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Against/Withheld
William Barnet, III	1,063,839,771	25,879,168
G. Alex Bernhardt, Sr.	1,057,870,237	31,848,703
Michael G. Browning	1,057,899,251	31,819,688
Daniel R. DiMicco	1,061,853,873	27,865,067
Ann Maynard Gray	1,056,929,156	32,789,783
James H. Hance, Jr.	1,053,558,715	36,160,224
James T. Rhodes	1,063,480,098	26,238,841
James E. Rogers	1,049,710,709	40,008,231
Mary L. Schapiro	1,062,586,597	27,132,342
Philip R. Sharp	1,063,061,127	26,657,813
Dudley S. Taft	1,056,871,185	32,847,755

The proposal to ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2008 received 1,060,358,769 votes for approval, 16,815,429 votes against and 12,544,740 abstentions.

The proposal to ratify the amended and restated Duke Energy Corporation Executive Short-Term Incentive Plan received 983,084,638 votes for approval, 84,669,471 votes against and 21,964,829 abstentions.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
*10.1	**	Summary of Director Compensation Program

*10.2		Agreement and Plan of Merger by and among DEGS Wind I, LLC, DEGS Wind Vermont, Inc, Catamount Energy Corporation

*10.3		Engineering and Construction Agreement, dated as of May 5, 2008, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.

*31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CORPORATION

Date: August 8, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: August 8, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller