Form 10-Q
period 2008-09-30
Duke Energy CORP
filed 2008-11-07
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 Or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.001, outstanding as of November 3, 2008    1,265,289,312

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State, federal and foreign legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Corporation’s (Duke Energy) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;
•	The influence of weather and other natural phenomena on Duke Energy’s operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;
•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation and of projects undertaken by Duke Energy’s non-regulated businesses;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1.	Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Regulated electric	$2,603	$2,682	$7,115	$6,862
Non-regulated electric, natural gas, and other	819	942	2,403	2,316
Regulated natural gas	86	64	556	511
Total operating revenues	3,508	3,688	10,074	9,689
Operating Expenses
Fuel used in electric generation and purchased power - regulated	838	843	2,279	2,014
Fuel used in electric generation and purchased power - non-regulated	495	434	1,049	1,052
Cost of natural gas and coal sold	78	52	440	394
Operation, maintenance and other	838	782	2,500	2,364
Depreciation and amortization	432	474	1,263	1,346
Property and other taxes	170	173	503	500
Impairments and other charges	82	—	82	—
Total operating expenses	2,933	2,758	8,116	7,670
Gains (Losses) on Sales of Other Assets and Other, net	2	—	53	(10)
Operating Income	577	930	2,011	2,009
Other Income and Expenses
Equity in earnings (loss) of unconsolidated affiliates	(84)	34	(102)	104
Losses on sales and impairments of equity investments	(4)	—	(4)	—
Other income and expenses, net	33	86	182	189
Total other income and expenses	(55)	120	76	293
Interest Expense	176	177	552	499
Minority Interest Benefit	(2)	(4)	(3)	(1)
Income From Continuing Operations Before Income Taxes	348	877	1,538	1,804
Income Tax Expense from Continuing Operations	132	304	521	595
Income From Continuing Operations	216	573	1,017	1,209
(Loss) Income From Discontinued Operations, net of tax	(1)	34	14	48
Net Income	$215	$607	$1,031	$1,257

Common Stock Data
Weighted-average shares outstanding
Basic	1,265	1,260	1,264	1,259
Diluted	1,268	1,265	1,268	1,266
Earnings per share (from continuing operations)
Basic	$0.17	$0.45	$0.81	$0.96
Diluted	$0.17	$0.45	$0.80	$0.96
Earnings per share (from discontinued operations)
Basic	$—	$0.03	$0.01	$0.04
Diluted	$—	$0.03	$0.01	$0.03
Earnings per share
Basic	$0.17	$0.48	$0.82	$1.00
Diluted	$0.17	$0.48	$0.81	$0.99
Dividends per share	$—	$—	$0.67	$0.64

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1,876	$678
Short-term investments	180	437
Receivables (net of allowance for doubtful accounts of $63 at September 30, 2008 and $67 at December 31, 2007)	1,656	1,767
Inventory	1,125	1,012
Assets held for sale	—	2
Other	1,015	1,020
Total current assets	5,852	4,916
Investments and Other Assets
Investments in unconsolidated affiliates	707	696
Nuclear decommissioning trust funds	1,675	1,929
Goodwill	4,705	4,642
Intangibles, net	675	720
Notes receivable	136	153
Assets held for sale	—	115
Other	3,023	2,944
Total investments and other assets	10,921	11,199
Property, Plant and Equipment
Cost	49,584	46,056
Less accumulated depreciation and amortization	16,336	14,946
Net property, plant and equipment	33,248	31,110
Regulatory Assets and Deferred Debits
Deferred debt expense	258	255
Regulatory assets related to income taxes	606	552
Other	1,884	1,654
Total regulatory assets and deferred debits	2,748	2,461
Total Assets	$52,769	$49,686

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	September 30, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,165	$1,585
Notes payable and commercial paper	901	742
Taxes accrued	464	383
Interest accrued	206	145
Liabilities associated with assets held for sale	—	114
Current maturities of long-term debt	1,323	1,526
Other	1,001	1,203
Total current liabilities	5,060	5,698
Long-term Debt	12,695	9,498
Deferred Credits and Other Liabilities
Deferred income taxes	5,085	4,751
Investment tax credit	151	161
Liabilities associated with assets held for sale	—	3
Asset retirement obligations	2,518	2,351
Other	5,755	5,844
Total deferred credits and other liabilities	13,509	13,110
Commitments and Contingencies
Minority Interests	175	181
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,265 million and 1,262 million shares outstanding at September 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	19,992	19,933
Retained earnings	1,567	1,398
Accumulated other comprehensive loss	(230)	(133)
Total common stockholders’ equity	21,330	21,199
Total Liabilities and Common Stockholders’ Equity	$52,769	$49,686

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,031	$1,257
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	1,387	1,494
(Gains) losses on sales of other assets	(76)	14
Impairments and other charges	87	—
Deferred income taxes	243	229
Minority Interest	(3)	(1)
Equity in loss (earnings) of unconsolidated affiliates	102	(104)
Contributions to company-sponsored pension and other post-retirement benefit plans	—	(412)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(83)	60
Receivables	53	(344)
Inventory	(103)	(57)
Other current assets	62	57
Increase (decrease) in
Accounts payable	(193)	(297)
Taxes accrued	94	145
Other current liabilities	(167)	(245)
Other, assets	65	493
Other, liabilities	(22)	176
Net cash provided by operating activities	2,477	2,465
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,211)	(2,215)
Investment expenditures	(13)	(26)
Acquisitions, net of cash acquired	(389)	(58)
Purchases of available-for-sale securities	(6,536)	(18,130)
Proceeds from sales and maturities of available-for-sale securities	6,486	18,624
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	86	37
Settlement of net investment hedges and other investing derivatives	—	(10)
Purchases of emission allowances	(36)	(83)
Sales of emission allowances	86	39
Change in restricted cash	58	137
Other	(15)	(18)
Net cash used in investing activities	(3,484)	(1,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,613	514
Issuance of common stock related to employee benefit plans	28	24
Payments for the redemption of:
Long-term debt	(916)	(679)
Convertible notes	—	(110)
Decrease in cash overdrafts	—	(6)
Notes payable and commercial paper	317	394
Distributions to minority interests	(2)	(52)
Contributions from minority interests	5	69
Cash distributed to Spectra Energy	—	(395)
Dividends paid	(851)	(810)
Other	11	16
Net cash provided by (used in) financing activities	2,205	(1,035)
Net increase (decrease) in cash and cash equivalents	1,198	(273)
Cash and cash equivalents at beginning of period	678	948
Cash and cash equivalents at end of period	$1,876	$675

Supplemental Disclosures:
Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$—	$5,204
Accrued capital expenditures	$235	$244

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Total
Balance December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$2	$(311)	$26,102
Net income	—	—	—	1,257	—	—	—	—	1,257
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	145	—	—	—	145
Net unrealized loss on cash flow hedges(a)	—	—	—	—	—	(13)	—	—	(13)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	6	—	—	6
Pension and OPEB-related Adjustments to AOCI(c)	—	—	—	—	—	—	—	15	15
Other	—	—	—	—	—	—	2	(2)	—

Total comprehensive income									1,410
Adoption of FIN 48	—	—	—	(25)	—	—	—	—	(25)
Adoption of SFAS No. 158—measurement date provision(d)	—	—	—	(30)	—	—	—	(22)	(52)
Distribution of Spectra Energy to shareholders	—	—	—	(4,597)	(1,156)	6	—	148	(5,599)
Dividend reinvestment and employee benefits	3	—	45	—	—	—	—	—	45
Common stock dividends	—	—	—	(810)	—	—	—	—	(810)

Balance September 30, 2007	1,260	$1	$19,899	$1,447	$(62)	$(46)	$4	$(172)	$21,071

Balance December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$2	$(74)	$21,199

Net income	—	—	—	1,031	—	—	—	—	1,031
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	(84)	—	—	—	(84)
Net unrealized gain on cash flow hedges(a)	—	—	—	—	—	6	—	—	6
Pension and OPEB-related Adjustments to AOCI(c)	—	—	—	—	—	—	—	5	5
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	2	—	—	2
Unrealized loss on investments in auction rate securities(e)	—	—	—	—	—	—	(13)	—	(13)
Reclassification of losses on investments in auction rate securities and other available-for-sale securities into earnings(f)	—	—	—	—	—		4	—	4
Other(g)	—	—	—	—	—	—	(17)	—	(17)

Total comprehensive income									934
Dividend reinvestment and employee benefits	3	—	59	—	—	—	—	—	59
Common stock dividends	—	—	—	(851)	—	—	—	—	(851)
Additional amounts related to the spin-off of Spectra Energy	—	—	—	(11)	—	—	—	—	(11)

Balance September 30, 2008	1,265	$1	$19,992	$1,567	$(91)	$(46)	$(24)	$(69)	$21,330

(a)	Net unrealized gains (losses) on cash flow hedges, net of $4 tax expense in 2008 and $8 tax benefit in 2007.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax expense in 2008 and $4 tax expense in 2007.
(c)	Net of $3 tax expense in 2008 and $6 tax expense in 2007.
(d)	Net of $34 tax benefit in 2007.
(e)	Net of $12 tax benefit in 2008.
(f)	Net of $4 tax expense in 2008.
(g)	Net of $9 tax benefit in 2008.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company located in the Americas. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy and all majority-owned subsidiaries where Duke Energy has control and those variable interest entities where Duke Energy is the primary beneficiary. These Unaudited Consolidated Financial Statements also reflect Duke Energy’s proportionate share of certain generation and transmission facilities in South Carolina, Ohio, Indiana and Kentucky.

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

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy’s Form 10-K for the year ended December 31, 2007.

These Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy’s financial position and results of operations. Amounts reported in the interim Unaudited Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

Use of Estimates. To conform with GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Reclassifications. Certain prior period amounts on the Consolidated Balance Sheets have been reclassified in connection with the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No (FIN) 39, Offsetting of Amounts Related to Certain Contracts,” (FSP No. FIN 39-1) on January 1, 2008, as discussed below, the effects of which require retrospective application to the Consolidated Balance Sheets.

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. On January 1, 2008, Duke Energy adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Prior to the adoption of FSP No. FIN 39-1, Duke Energy offset the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” but presented cash collateral on a gross basis within the Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $10 million and $5 million, respectively, and had payables related to obligations to return cash collateral of an insignificant amount at each balance sheet date that have been offset against net derivative positions in the Consolidated Balance Sheets. Additionally, Duke Energy had cash collateral

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivables of approximately $64 million and $15 million under master netting arrangements that have not been offset against net derivative positions at September 30, 2008 and December 31, 2007, respectively, as these amounts primarily represent initial margin deposits related to NYMEX futures contracts. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at September 30, 2008 and December 31, 2007.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per thousand cubic feet (Mcf) for all customers classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, were approximately $342 million and $380 million, respectively.

Dividend Restrictions and Unappropriated Retained Earnings. Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. As further described in Note 14, certain wholly-owned subsidiaries have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At September 30, 2008, an insignificant amount of Duke Energy’s consolidated Retained Earnings balance represents undistributed earnings of equity method investments.

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

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain corporate costs not allocated to the reportable segments, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, and DukeNet Communications, LLC and related telecommunications businesses. Additionally, Other includes the remaining portion of the former Duke Energy North America (DENA) businesses that were not disposed of or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which management is currently in the process of winding down.

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

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2008
U.S. Franchised Electric and Gas	$2,691	$7	$2,698	$726	$344
Commercial Power	495	3	498	(108)	43
International Energy	297	—	297	77	22
Crescent	—	—	—	(124)	—

Total reportable segments	3,483	10	3,493	571	409
Other	25	13	38	(71)	23
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(176)	—
Interest income and other(b)	—	—	—	24	—

Total consolidated	$3,508	$—	$3,508	$348	$432

Three Months Ended September 30, 2007
U.S. Franchised Electric and Gas	$2,750	$6	$2,756	$760	$393
Commercial Power	640	3	643	163	44
International Energy	276	—	276	92	20
Crescent	—	—	—	10	—

Total reportable segments	3,666	9	3,675	1,025	457
Other	22	18	40	(44)	17
Eliminations	—	(27)	(27)	—	—
Interest expense	—	—	—	(177)	—
Interest income and other(b)	—	—	—	73	—

Total consolidated	$3,688	$—	$3,688	$877	$474

Nine Months Ended September 30, 2008
U.S. Franchised Electric and Gas	$7,682	$19	$7,701	$1,866	$1,009
Commercial Power	1,421	8	1,429	273	128
International Energy	920	—	920	307	64
Crescent	—	—	—	(230)	—

Total reportable segments	10,023	27	10,050	2,216	1,201
Other	51	43	94	(230)	62
Eliminations	—	(70)	(70)	—	—
Interest expense	—	—	—	(552)	—
Interest income and other(b)	—	—	—	104	—

Total consolidated	$10,074	$—	$10,074	$1,538	$1,263

Nine Months Ended September 30, 2007
U.S. Franchised Electric and Gas	$7,386	$18	$7,404	$1,786	$1,117
Commercial Power	1,465	9	1,474	240	128
International Energy	782	—	782	283	58
Crescent	—	—	—	29	—

Total reportable segments	9,633	27	9,660	2,338	1,303
Other	56	75	131	(194)	43
Eliminations	—	(102)	(102)	—	—
Interest expense	—	—	—	(499)	—
Interest income and other(b)	—	—	—	159	—

Total consolidated	$9,689	$—	$9,689	$1,804	$1,346

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Other within Interest Income and Other includes foreign currency transaction gains and losses.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Assets

	September 30, 2008	December 31, 2007
	(in millions)
U.S. Franchised Electric and Gas	$38,702	$35,950
Commercial Power	7,544	6,826
International Energy	3,608	3,707
Crescent(a)	—	206

Total reportable segments	49,854	46,689
Other	2,768	2,970
Reclassifications(b)	147	27

Total consolidated assets	$52,769	$49,686

(a)	As further discussed in Note 10, Duke Energy’s carrying value of its investment in Crescent was reduced to zero as of September 30, 2008 primarily as a result of Duke Energy recording its proportionate share of impairment charges recorded by Crescent during the three and nine months ended September 30, 2008.
(b)	Primarily represents reclassification of federal tax balances in consolidation.

3. Acquisitions and Dispositions of Businesses and Sales of Other Assets

Acquisitions. Duke Energy consolidates assets and liabilities from acquisitions as of the purchase date and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired tangible and identifiable intangible assets and liabilities meeting the definition of a business as defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date; however, it may be longer for certain income tax items.

On September 30, 2008, Duke Energy completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy paid approximately $150 million for the additional approximate 7 percent ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy owns approximately 19 percent of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. As the acquisition occurred on September 30, 2008, no earnings associated with the acquired portion were recorded during the three or nine months ended September 30, 2008.

In June 2008, Duke Energy announced the execution of a definitive agreement to acquire Catamount Energy Corporation (Catamount) from Diamond Castle Partners. Catamount is a leading wind power company located in Rutland, Vermont. The acquisition closed in September 2008 and expanded Duke Energy’s renewable energy portfolio to include over 300 megawatts (MW) of power generating assets, including 283 net MW in the Sweetwater wind power facility in West Texas, and 20 net MW of biomass-fueled cogeneration in New England. The acquisition also included approximately 1,750 MW of wind assets with the potential for development in the U.S. and United Kingdom. This transaction resulted in a purchase price of approximately $240 million plus the assumption of approximately $80 million of debt. The purchase accounting entries recorded upon acquisition primarily consisted of approximately $190 million of equity method investments, approximately $110 million of intangible assets related to wind development rights, approximately $70 million of goodwill, none of which is deductible for tax purposes, and approximately $80 million of debt. Management currently anticipates that there will be adjustments to the purchase accounting amounts recorded in third quarter related to this transaction; however, such adjustments are not anticipated to be significant to Duke Energy’s Consolidated Balance Sheets. See Note 9 for further discussion of the goodwill and intangible assets recorded as a result of this transaction.

In May 2007, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy. The purchase included more than 1,000 MW of wind assets in various stages of development in the Western and Southwestern U.S. and supports Duke Energy’s strategy to increase its investment in renewable energy. A significant portion of the purchase price was for intangible assets. Three of the development projects, totaling approximately 240 MW, are located in Texas and Wyoming. One of these projects went into commercial operation during the third quarter of 2008, with the other two anticipated to be in commercial operation in late 2008 and 2009.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma results of operations for Duke Energy as if the aforementioned acquisitions which closed on or prior to September 30, 2008 occurred as of the beginning of the periods presented do not materially differ from reported results.

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

Other Asset Sales. For the three months ended September 30, 2008, the sale of other assets resulted in approximately $1 million in proceeds and net pre-tax gains of approximately $2 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the nine months ended September 30, 2008, the sale of other assets resulted in approximately $70 million in proceeds and net pre-tax gains of approximately $53 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These gains primarily relate to Commercial Power’s sales of zero cost basis emission allowances.

For the nine months ended September 30, 2007, the sale of other assets resulted in approximately $27 million in proceeds and net pre-tax losses of approximately $10 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006, which were written up to fair value as part of purchase accounting.

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

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2008 and 2007.

	Income	Average Shares	EPS
	(in millions, except per-share amounts)
Three Months Ended September 30, 2008
Income from continuing operations—basic	$216	1,265	$0.17

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		3

Income from continuing operations—diluted	$216	1,268	$0.17

Three Months Ended September 30, 2007
Income from continuing operations—basic	$573	1,260	$0.45

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		5

Income from continuing operations—diluted	$573	1,265	$0.45

Nine Months Ended September 30, 2008
Income from continuing operations—basic	$1,017	1,264	$0.81

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		4

Income from continuing operations—diluted	$1,017	1,268	$0.80

Nine Months Ended September 30, 2007
Income from continuing operations—basic	$1,209	1,259	$0.96

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		5
Contingently convertible debt		2

Income from continuing operations—diluted	$1,209	1,266	$0.96

As of September 30, 2008 and 2007, approximately 14 million and 13 million, respectively, of stock options and performance, phantom and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

5. Stock-Based Compensation

Duke Energy accounts for stock-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) established accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Duke Energy recorded pre-tax stock-based compensation expense included in Income from Continuing Operations for each of the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Stock Options	$—	$1	$1	$4
Phantom Awards	3	5	14	16
Performance Awards	5	4	18	13
Other Stock Awards	1	—	1	1

Total	$9	$10	$34	$34

The tax benefit associated with the recorded expense in Income from Continuing Operations for the three months ended September 30, 2008 and 2007 was approximately $3 million and $4 million, respectively. The tax benefit associated with the recorded expense in Income from Continuing Operations for the nine months ended September 30, 2008 and 2007 was approximately $13 million for each period.

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

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	22,317	$17
Exercised	(2,059)	13
Forfeited or expired	(240)	20

Outstanding at September 30, 2008	20,018	17

Exercisable at September 30, 2008	18,839	$17

There were no stock options granted during the nine months ended September 30, 2008 or 2007.

On December 31, 2007, Duke Energy had approximately 20 million exercisable options with a $17 weighted-average exercise price. The total intrinsic value of options exercised (which represents the difference between the market value of Duke Energy common stock on the exercise date and the exercise price) during the nine months ended September 30, 2008 and 2007 was approximately $11 million and $14 million, respectively. Cash received from options exercised during the nine months ended September 30, 2008 and 2007 was approximately $28 million and $24 million, respectively, with a related tax benefit of approximately $4 million and $5 million, respectively. At September 30, 2008, Duke Energy had approximately $1 million of future compensation cost associated with unvested stock options which is expected to be recognized over a weighted-average period of less than one year.

Phantom Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awarded 931,260 shares (fair value of approximately $17 million, based on the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2008. Duke Energy awarded 1,115,120 shares (fair value of approximately $22 million, based on the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2007.

The following table summarizes information about phantom stock awards outstanding at September 30, 2008:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2007	2,390
Granted	931
Vested	(803)
Forfeited	(37)

Outstanding at September 30, 2008	2,481

At September 30, 2008, Duke Energy had approximately $16 million of unrecognized compensation cost associated with unvested phantom stock awards which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 2,375,445 shares (fair value of approximately $37 million) during the nine months ended September 30, 2008. Duke Energy awarded 1,534,510 shares (fair value of approximately $23 million) during the nine months ended September 30, 2007.

The following table summarizes information about stock-based performance awards outstanding at September 30, 2008:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2007	3,911
Granted	2,375
Vested	(739)
Forfeited	(560)

Outstanding at September 30, 2008	4,987

At September 30, 2008, Duke Energy had approximately $33 million of unrecognized compensation cost associated with unvested performance awards which is expected to be recognized over a weighted-average period of 1.5 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the nine months ended September 30, 2008 or 2007.

The following table summarizes information about other stock awards outstanding at September 30, 2008:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2007	324
Vested	(51)
Forfeited	(40)

Outstanding at September 30, 2008	233

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2008, Duke Energy had approximately $2 million of unrecognized compensation cost associated with unvested other awards which is expected to be recognized over a weighted-average period of 1.9 years.

6. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation and is recorded primarily using the average cost method.

	September 30, 2008	December 31, 2007
	(in millions)
Materials and supplies	$673	$555
Coal held for electric generation	351	388
Natural gas	101	69

Total inventory	$1,125	$1,012

7. Debt and Credit Facilities

Debt Issuances. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% and matures April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which is reset on a weekly basis.

In June 2008, Duke Energy issued $500 million principal amount of senior notes, of which $250 million carries a fixed interest rate of 5.65% and matures June 15, 2013 and $250 million carries a fixed interest rate of 6.25% and matures June 15, 2018. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s nonregulated businesses in the U.S. and for general corporate purposes.

In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and matures August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

In October 2008, International Energy issued approximately $152 million of debt in Brazil, of which approximately $111 million matures in September 2013 and carries a variable interest rate equal to the Brazil interbank rate plus 2.15%, and approximately $41 million matures in September 2015 and carries a fixed interest rate of 11.6%, indexed annually to inflation. International Energy will use these proceeds to pre-pay existing long-term debt balances.

Available Credit Facilities. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sublimits of each borrower, subject to maximum cap limitations, at any time. See

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

table below for the borrowing sublimits at September 30, 2008 for each of the Duke Energy entities with borrowing capacity under this credit facility. The amount available under the master credit facility has been reduced by drawdowns of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and pollution control bonds.

Master Credit Facility Summary as of September 30, 2008 (in millions)(e)

	Credit Facility Capacity	Commercial Paper	Draw Down on Credit Facility	Letters of Credit	Pollution Control Bonds	Total Amount Utilized	Available Credit Facility Capacity
Duke Energy Corporation
$3,200 multi-year syndicated(a), (b), (c) (d)	$3,200	$1,098	$998	$154	$327	$2,577	$623

(a)	Credit facility expires June 2012. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains sublimits at September 30, 2008 as follows: $1,100 million for Duke Energy, $900 million for Duke Energy Carolinas, $700 million for Duke Energy Ohio, $400 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky. In October 2008, Duke Energy Indiana’s sublimit was increased $50 million to $450 million and Duke Energy Ohio’s sublimit was reduced $50 million to $650 million.
(d)	In October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility. The total credit facility capacity under the master credit facility subsequent to this termination is approximately $3.14 billion and the borrowing sublimits under the facility were reduced on a pro rata basis.
(e)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding pollution control bonds.

In September 2008, Duke Energy and its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers), borrowed a total of approximately $1 billion under Duke Energy’s master credit facility as follows:

Amounts Borrowed Under Master Credit Facility at September 30, 2008 (in millions)
Duke Energy	$271
Duke Energy Carolinas	257
Duke Energy Ohio	276
Duke Energy Indiana	121
Duke Energy Kentucky	73

Total	$998

The loans under the master credit facility are revolving credit loans that bear interest at the current bank prime rate. The loan for Duke Energy has a stated maturity of June 2012, while the loans for all of the other borrowers have stated maturities of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 up through the date the master credit facility matures in June 2012. Except for Duke Energy Ohio, all of the borrowers have the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, these borrowings of $722 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at September 30, 2008. As Duke Energy Ohio does not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at September 30, 2008 of $276 million are reflected as current liabilities in Notes Payable and Commercial Paper on the Consolidated Balance Sheets.

At September 30, 2008 and December 31, 2007, approximately $706 million and $629 million, respectively, of pollution control bonds were classified as Long-Term Debt on the Consolidated Balance Sheets. Of this amount, the master credit facility served as a backstop for approximately $429 million of these pollution control bonds (of which approximately $102 million is in the form of letters of credit), with the remaining balance backstopped by other specific credit facilities separate from the master credit facility. Additionally, at September 30, 2008 and December 31, 2007 approximately $473 million and $300 million, respectively, of commercial paper issuances were classified as Long-Term Debt on the Consolidated Balance Sheets. These pollution control bonds and commercial paper issuances, which are short-term obligations by nature, are classified as long-term due to Duke Energy’s intent and ability to utilize such

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowings as long-term financing. As Duke Energy’s master credit facility and other specific purpose credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

In September 2008, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $330 million three-year letter of credit agreement with a syndicate of banks, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $279 million and $51 million, respectively, on their behalf to support various series of variable rate demand bonds issued or to be issued on behalf of either Duke Energy Indiana or Duke Energy Kentucky. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2008, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Other Matters. As discussed in Note 1, in connection with the spin-off of Spectra Energy on January 2, 2007, Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of convertible notes pursuant to the antidilution provisions of the indenture agreement, resulting in a charge of approximately $21 million in the first quarter of 2008, which is recorded in Other Income and Expenses, net in the Consolidated Statements of Operations. Duke Energy repurchased all of the remaining outstanding convertible notes in 2007.

8. Employee Benefit Obligations

Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. qualified pension plans.

Components of Net Periodic Pension Costs: Qualified Pension Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(a)	2007(a)	2008(b)	2007(b)
	(in millions)
Service cost	$23	$24	$69	$74
Interest cost on projected benefit obligation	63	61	191	185
Expected return on plan assets	(86)	(80)	(256)	(240)
Amortization of prior service cost	2	3	5	6
Amortization of loss	3	8	9	22
Other	6	5	16	15

Net periodic pension costs	$11	$21	$34	$62

(a)	Net periodic qualified pension costs for the three months ended September 30, 2008 and 2007 exclude approximately $4 million and zero, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Net periodic qualified pension costs for the nine months ended September 30, 2008 and 2007 exclude approximately $10 million and $12 million, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make contributions to its U.S. qualified or non-qualified pension plans during the three and nine months ended September 30, 2008 and Duke Energy does not anticipate making contributions to its qualified or non-qualified pension plans during the remainder of 2008. During the nine months ended September 30, 2007, Duke Energy made qualified pension benefit contributions of approximately $350 million to the legacy Cinergy qualified pension plans.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. non-qualified pension plans.

Components of Net Periodic Pension Costs: Non-Qualified Pension Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$—	$(1)	$1	$3
Interest cost on projected benefit obligation	3	3	8	7
Amortization of prior service cost	1	1	2	1
Amortization of loss	—	—	1	—

Net periodic pension costs	$4	$3	$12	$11

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(a)	2007(a)	2008(b)	2007(b)
	(in millions)
Service cost benefit	$1	$3	$6	$9
Interest cost on accumulated post—retirement benefit obligation	7	14	32	42
Expected return on plan assets	(4)	(3)	(12)	(9)
Amortization of net transition liability	3	3	8	9
Amortization of prior service (credit)/cost	(3)	1	(6)	3
Amortization of loss	(2)	1	—	4

Net periodic post-retirement benefit costs	$2	$19	$28	$58

(a)	Net periodic other post-retirement benefit costs for the three months ended September 30, 2008 and 2007 excludes approximately $3 million and $4 million, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Net periodic other post-retirement benefit costs for the nine months ended September 30, 2008 and 2007 exclude approximately $6 million and $8 million, respectively, of regulatory asset amortization resulting from purchase accounting associated with Duke Energy’s merger with Cinergy in April 2006.

Duke Energy did not make contributions to its other post-retirement plans during the three and nine months ended September 30, 2008 and Duke Energy does not anticipate making contributions to its other post-retirement plans during the remainder of 2008. During the three and nine months ended September 30, 2007, Duke Energy contributed approximately $62 million to its other post-retirement plans. Of this amount, approximately $32 million was contributed to legacy Cinergy other post-retirement plans and approximately $30 million was contributed to Duke Energy other post-retirement plans.

Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of approximately $17 million and $62 million during the three and nine months ended September 30, 2008, respectively, and approximately $17 million and $53 million during the three and nine months ended September 30, 2007, respectively.

9. Goodwill and Intangibles

Carrying Amount of Goodwill

Duke Energy evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). At a minimum, SFAS No. 142 requires a goodwill impairment test to be performed annually as of the same date each year. Duke Energy performs its annual impairment testing of goodwill in the third quarter of each year, or more

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

frequently if events or circumstances occur that would indicate the probability of impairment. As the fair value of each of Duke Energy’s reporting units exceeded their respective carrying values at the date of the impairment analysis, Duke Energy did not record any impairment charges in the third quarter of 2008 as a result of its annual impairment test.

The following table shows the components of goodwill by reportable business segment at September 30, 2008 and December 31, 2007:

	Balance December 31, 2007	Changes	Balance September 30, 2008
	(in millions)
U.S. Franchised Electric and Gas	$3,478	$(1)	$3,477
Commercial Power(a)	871	72	943
International Energy	293	(8)	285

Total consolidated	$4,642	$63	$4,705

(a)	As discussed in Note 3, the increase in goodwill in the Commercial Power segment during the nine months ended September 30, 2008 relates to the acquisition of Catamount in September 2008.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Emission allowances	$292	$426
Gas, coal and power contracts	296	296
Wind development rights	149	48
Other	75	68

Total gross carrying amount	812	838

Accumulated amortization—gas, coal and power contracts	(112)	(94)
Accumulated amortization—other	(25)	(24)

Total accumulated amortization	(137)	(118)

Total intangible assets, net	$675	$720

Emission allowances in the table above include emission allowances acquired by Duke Energy as part of the merger with Cinergy, which were recorded at fair value on the date of the merger, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the nine months ended September 30, 2008 is as follows:

(in millions)

Gross carrying value at January 1, 2008	$426
Purchases of emission allowances	36
Sales and consumption of emission allowances(a)(b)	(98)
Impairment of emission allowances(c)	(82)
Other changes	10

Gross carrying value at September 30, 2008	$292

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the three months ended September 30, 2008 and 2007 were $32 million and $66 million, respectively. Carrying value of emission allowances sold or consumed during the nine months ended September 30, 2008 and 2007 were $98 million and $224 million, respectively.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power during the three and nine months ended September 30, 2008 and 2007.
(c)	See Note 10 for discussion of impairments of the carrying value of emission allowances of approximately $82 million during the three months ended September 30, 2008.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for gas, coal and power contracts and other intangible assets for the three months ended September 30, 2008 and 2007 was approximately $7 million and $15 million, respectively. Amortization expense for gas, coal and power contracts and other intangible assets for the nine months ended September 30, 2008 and 2007 was approximately $19 million and $42 million, respectively.

As discussed in Note 3, Duke Energy completed the acquisition of Catamount in September 2008, resulting in the recognition of approximately $110 million of intangible assets related to wind farm development rights. Of this amount, a portion of the intangible asset value was assigned to projects that Duke Energy has plans to dispose of through sale; however, these assets do not meet the criteria for assets held-for-sale treatment under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS No. 144). The intangible assets recorded in connection with the Catamount acquisition primarily represent land use rights and interconnection agreements. Since these intangible assets relate to development projects for which commercial operations have not commenced, amortization of the intangible asset value assigned to each of these projects will not begin until commercial operation is achieved. Duke Energy will evaluate the useful lives of these intangible assets as the projects begin commercial operations, which is anticipated by be in the years 2010 through 2012. Duke Energy currently estimates the useful lives of these projects, once in commercial operation, will be the shorter of the lease term of the land or the estimated lives of the projects, which is approximately 25 years. Until these projects reach commercial operation, Duke Energy will evaluate, as appropriate, the carrying value of these intangible assets for impairment under SFAS No. 142.

Intangible Liabilities

In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the market based standard service offer (MBSSO) in Ohio, which is being recognized in earnings over the remaining regulatory period that ends on December 31, 2008. The carrying amount of this intangible liability was approximately $17 million and $67 million at September 30, 2008 and December 31, 2007, respectively. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of this intangible liability was approximately $18 million and $22 million at September 30, 2008 and December 31, 2007, respectively. During the three and nine months ended September 30, 2008, Duke Energy amortized approximately $18 million and $54 million, respectively, to income related to these intangible liabilities. During the three and nine months ended September 30, 2007, Duke Energy amortized approximately $15 million and $29 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

10. Impairment Charges

Crescent. Duke Energy owns an effective 50% interest in Crescent and accounts for its investment in Crescent under the equity method of accounting. Crescent develops and maintains high-quality commercial, residential and multi-family real estate projects primarily in the Southeastern and Southwestern U.S. and also manages land holdings in North Carolina and South Carolina. Crescent’s results are subject to volatility due to various factors including real estate market conditions, the ability of potential customers to obtain financing, debt service requirements, the cost of construction materials, and the availability and cost of capital, among other factors. During the fourth quarter of 2007 and the first quarter of 2008, Crescent recorded impairment charges on certain of its properties, which reflected economic conditions in Crescent’s markets at the time and its management’s plans for the properties in its portfolio. Duke Energy’s proportionate pre-tax share of the impairments recorded during the fourth quarter of 2007 and the first quarter of 2008 were reflected in Duke Energy’s equity earnings in Crescent and were approximately $32 million and $11 million, respectively.

Crescent has long-term debt of approximately $1.5 billion, all of which is non-recourse to Duke Energy. Prior to the June 2008 debt amendments discussed below, approximately $1.2 billion of the long-term debt balance was term debt due in September 2012 with only very minor amounts due prior to that date. Crescent’s debt agreements had certain financial covenants that were required to be met on a quarterly basis. Due to the sustained downturn in overall economic conditions, including the real estate markets in areas in which Crescent holds properties, Crescent management determined that it could be in violation of one or more of its debt covenants in the near term absent amendments to its debt agreements. In June 2008, Crescent renegotiated amendments to its debt agreements, including modifications to certain financial covenants. Under the terms of the amended debt agreements, Crescent is still obligated to pay down the entire term loan amount of $1.2 billion by September, 2012, with cumulative repayments of $250 million through December 31, 2011, ($25 million, $50 million, $75 million, and $100 million to be paid in the periods ending December 31, 2008, 2009, 2010, and

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011 respectively), with the remainder due in 2012. Under the terms of the new debt agreement, Crescent is required to have its properties appraised by an independent third party no later than February 28, 2009. Should the appraisals indicate that Crescent’s Loan-to-Value Ratio (Total Indebtedness/ Qualifying Assets Value) is greater than 80%, Crescent would be in violation of its debt covenants. As of September 30, 2008, Crescent maintained an overall debt balance of approximately $1.5 billion, of which approximately $300 million relates to a revolving credit facility.

In connection with the renegotiation of the debt agreements, Crescent management modified its existing business strategy to focus some of its efforts on producing near term cash flows from its non-strategic real estate projects in order to improve liquidity and reduce debt, in an environment which favors buyers. Crescent’s management continues to view the majority of its real estate projects as strategic assets. The new focus in accelerating cash flows from certain of its non-strategic assets in 2008 and 2009 may enable Crescent to meet its new and accelerated debt service obligations and ultimately improve its capitalization. Crescent’s objective with this strategy is to ultimately allow it greater financial flexibility in maximizing the long-term value of its strategic assets.

As a result of its revised business strategy to accelerate certain cash flows resulting from the June 2008 amendments to its debt agreements and the continued deterioration of the real estate and credit markets, Crescent prepared its recoverability assessments for its real estate projects as required under SFAS No. 144 as of June 30, 2008 and September 30, 2008. Under SFAS No. 144, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For certain of Crescent’s assets, it was determined that projected undiscounted cash flows did not exceed the carrying value of the projects based on the revised business strategy assumptions, and an impairment loss was recorded equal to the amount by which the carrying amount of each impaired project exceeded its estimated fair value. The methods for determining fair value included independent third party appraisals and discounted cash flow models, as well as valuing certain properties based on recent offer prices for bulk-sale transactions and other price data for similar assets. During the three and nine months ended September 30, 2008, Crescent recorded impairment charges on certain of its property holdings, primarily in its residential division, of which Duke Energy’s proportionate pre-tax share was approximately $114 million and $238 million, respectively. Of the $114 million in impairment charges recorded during the three months ended September 30, 2008, approximately $45 million related to impairments triggered by the consideration of capitalized interest costs. Had capitalized interest costs been properly considered during the second quarter of 2008, this approximate $45 million of impairment charges would have been recorded during the three months ended June 30, 2008. Crescent’s impairment charges are recorded in Equity in Earnings (Loss) of Unconsolidated Affiliates in Duke Energy’s Consolidated Statements of Operations. As a result of Duke Energy recording its proportionate share of Crescent’s impairment losses, the carrying value of Duke Energy’s investment in Crescent has been reduced to zero at September 30, 2008. Beginning in the fourth quarter of 2008, in accordance with Accounting Principles Bulletin (APB) 18, “The Equity Method of Accounting for Investments in Common Stock,” Duke Energy plans to discontinue applying the equity method of accounting to its investment in Crescent since its investment has been reduced to zero. Accordingly, Duke Energy will not record additional losses related to its investment in Crescent. However, should Crescent begin reporting net income in future periods, Duke Energy may resume applying the equity method of accounting after its proportionate share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

As a result of Duke Energy recording its proportionate share of the aforementioned impairment charges, the total amount of equity method losses recorded during the three months ended September 30, 2008 related to Crescent triggers disclosure of summarized income statement information for Crescent under the significant subsidiary rules in accordance with Rule 4-08 of Regulation S-X. Accordingly, summarized income statement information for Crescent for the three months ended September 30, 2008 and 2007 are is as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	(in millions)
Operating Revenues	$38	$123
Operating Expenses	$286	$103

Net (Loss) Income	$(248)	$20

Auction Rate Security Investments. At December 31, 2007, Duke Energy held approximately $430 million of investments in auction rate debt securities, substantially all of which were sold at auction in January 2008 at full principal amounts. Duke Energy made additional investments in auction rate debt securities during the first quarter of 2008, which primarily consisted of investments in AAA rated student loan securities which have minimal credit risk as substantially all values are ultimately backed by the U.S. government. These securities are treated as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(SFAS No. 115). During the first quarter of 2008, Duke Energy reclassified its investments in auction rate debt securities (approximately $300 million par value as of March 31, 2008) from short-term to long-term as an active market for these investments did not exist. During the second quarter of 2008, Duke Energy performed a valuation of its investment holdings (consistent with provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157)—see Note 17) and determined that the carrying value of these investments exceeded their estimated fair value by approximately $27 million. Management believed that the majority of these investments had minimal credit risk (as discussed above) and Duke Energy had the intent and ability to hold these securities until the credit markets regain liquidity or the instruments are refunded by the issuer at their stated par values or maturity. Accordingly, approximately $23 million of the decline in value was considered temporary and recorded as a component of Other Comprehensive Income. The remaining $4 million reduction in carrying value was charged to expense as management had concluded this impairment to be other-than-temporary. This conclusion was based in part on a loss in value in the underlying collateral supporting the par value of these securities, which is not supported by insurance or backed by the U.S. government. At June 30, 2008, the par value and carrying value of Duke Energy’s investments in auction rate debt securities was approximately $300 million and $273 million, respectively.

In July 2008, as a result of the redemption of an auction rate debt security by the issuer, Duke Energy received proceeds of approximately $15 million of the AAA rated student loan securities, which represented full par value plus accrued interest.

As of September 30, 2008, based on a valuation of its investment holdings during the third quarter of 2008, Duke Energy recorded an additional pre-tax charge to expense of approximately $1 million related to impairments deemed to be other-than-temporary and pre-tax income of approximately $1 million as a component of Other Comprehensive Income to adjust the carrying value of these investments to their estimated fair value. The amount recorded as a component of Other Comprehensive Income is comprised of a gain recorded as a result of the redemption of an auction rate debt security by the issuer, as discussed further below, net of additional write-downs of AAA rated student loan securities. The par value and carrying value of Duke Energy’s investments in auction rate debt securities was approximately $285 million and $258 million, respectively, at September 30, 2008.

At September 30, 2008, approximately $63 million of the investments in auction rate debt securities are classified as current assets within Short-Term Investments on the Consolidated Balance Sheets, with the remaining approximately $195 million classified as long-term investments in Other within Investments and Other Assets on the Consolidated Balance Sheets. Approximately $54 million of the investments classified as short-term either have a stated maturity within the next 12 months or Duke Energy believes are reasonably likely to be refunded within the next 12 months based on a notification of a refunding plan by the issuer. Additionally, in October 2008, as a result of the redemption of an auction rate debt security by the issuer, Duke Energy received proceeds of approximately $9 million, which represented full par value plus accrued interest. Management had concluded in the second quarter of 2008 that the carrying value of these securities was other-than-temporarily impaired and recorded an approximate $2 million pre-tax loss in earnings related to these investments. At September 30, 2008, the carrying value of this investment was written up to full par value, with a corresponding unrealized gain of approximately $2 million recorded as a component of Other Comprehensive Income in accordance with SFAS No. 115. Duke Energy will report this gain in earnings in the fourth quarter of 2008. The remaining balance at September 30, 2008 of approximately $195 million (par value of approximately $222 million) continues to be classified as long-term investments since an active market does not currently exist.

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any additional other-than-temporary impairment losses should be recorded.

Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). See Note 15 for further discussion of the decision, which resulted in sharp declines in market prices of sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, pursuant to SFAS No. 144, Duke Energy evaluated the carrying value of emission allowances held by its regulated and non-regulated businesses for impairment at September 30, 2008.

Prior to its repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the decision to vacate CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances at September 30, 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market prices of SO2 allowances, as discussed above, Commercial Power recorded pre-tax impairment charges of approximately $77 million related to forecasted excess SO2 allowances held at September 30, 2008. Additionally, Commercial Power recorded pre-tax impairment charges of approximately $5 million related to annual NOx allowances during the three months ended September 30, 2008 as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Impairments and Other Charges within Operating Expenses on the Consolidated Statements of Operations.

Additionally, U.S. Franchised Electric and Gas has emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate at September 30, 2008, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the vacating of the CAIR, these forward contracts, which primarily settle in the fourth quarter of 2008 and 2009, qualified for the normal purchase/normal sale (NPNS) exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. However, since certain of these forward contracts can no longer be considered probable of use in the normal course of operations due to the excess over forecasted needs, in September 2008, U.S. Franchised Electric and Gas determined that these contracts no longer qualified for the NPNS exception under SFAS No. 133. At the time this determination was made, the fair value of the contracts was a liability of approximately $34 million. Since U.S. Franchised Electric and Gas anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets at September 30, 2008. These forward contracts will continue to be marked-to-market, with an offset to the regulatory asset balance, until ultimate settlement.

Management will continue to assess the forecasted usage and carrying value of emission allowances going forward to determine if further impairment write-downs are necessary. See Note 9 for further information regarding the carrying value of emission allowances.

11. Severance

During the three months ended September 30, 2008 and 2007, Duke Energy recorded severance charges under its ongoing severance plan of an insignificant amount and $1 million, respectively. During the nine months ended September 30, 2008 and 2007, Duke Energy recorded severance charges under its ongoing severance plan of approximately $1 million and $19 million, respectively. Approximately $12 million of the charges during the nine months ended September 30, 2007 were recorded during the second quarter of 2007 and related to a voluntary termination program whereby eligible employees were provided a window during which to accept termination benefits. A total of 116 employees accepted the termination benefits during the voluntary window period, which closed June 2007.

Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

Severance Reserve

	Balance at December 31, 2007	Provision/ Adjustments	Cash Reductions	Balance at September 30, 2008
	(in millions)
Other(a)	$24	$1	$(15)	$10

(a)	Severance provisions are generally expected to be paid within one year from the date that the provision was recorded.

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

12. Discontinued Operations and Assets Held for Sale

Due to the expiration of certain tax credits, Commercial Power ceased all synthetic fuel (synfuel) operations as of December 31, 2007. Accordingly, the results of operations for synfuel have been reclassified to discontinued operations for the three and nine months ended September 30, 2007. See Note 15 for further information on the synfuel operations.

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

Discontinued Operations (in millions)

		Operating Income (Loss)			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating (Loss) Income	Income Tax (Benefit) Expense	Operating Income (Loss), Net of Tax	Pre-tax Income (Loss) on Dispositions	Income Tax Expense	Gain (Loss) on Dispositions, Net of Tax	(Loss) Income From Discontinued Operations, Net of Tax
Three Months Ended September 30, 2008
Commercial Power	$1	$1	$2	$(1)	$—	$—	$—	$(1)
International Energy	—	—	(1)	1	—	—	—	1
Other	—	(2)	(1)	(1)	—	—	—	(1)

Total consolidated	$1	$(1)	$—	$(1)	$—	$—	$—	$(1)

Three Months Ended September 30, 2007
Commercial Power	$129	$(43)	$(81)	$38	$—	$—	$—	$38
Other	—	(6)	(2)	(4)	—	—	—	(4)

Total consolidated	$129	$(49)	$(83)	$34	$—	$—	$—	$34

Nine Months Ended September 30, 2008
Commercial Power	$5	$1	$(7)	$8	$23	$8	$15	$23
International Energy	—	(10)	(4)	(6)	—	—	—	(6)
Other	1	(5)	(2)	(3)	—	—	—	(3)

Total consolidated	$6	$(14)	$(13)	$(1)	$23	$8	$15	$14

Nine Months Ended September 30, 2007
Commercial Power	$259	$(94)	$(148)	$54	$(1)	$5	$(6)	$48
International Energy	—	8	3	5	—	—	—	5
Other	—	(14)	(4)	(10)	7	2	5	(5)

Total consolidated	$259	$(100)	$(149)	$49	$6	$7	$(1)	$48

The following table presents the carrying values of the major classes of Assets Held for Sale and related Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2007, which primarily relate to Duke Energy Indiana’s Wabash River Power Station, the sale of which was completed in January 2008 (see Note 3). There were no Assets Held for Sale and related Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of September 30, 2008.

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

The following table shows the carrying value of Duke Energy’s derivative portfolio as of September 30, 2008, and December 31, 2007.

Net Derivative Portfolio Assets (Liabilities) reflected in the Consolidated Balance Sheets:

	September 30, 2008	December 31, 2007
	(in millions)
Hedging	$(15)	$(34)
Undesignated	49	39

Total	$34	$5

The amounts in the table above represent the combination of amounts included in the Consolidated Balance Sheets as a component of Other within Current Assets, Other within Investments and Other Assets, Other within Current Liabilities and Other within Deferred Credits and Other Liabilities.

The $19 million change in the fair value of the hedging portfolio is due primarily to the settlement of forward starting interest rate swaps at Duke Energy Carolinas and a gain on cash flow hedges at Commercial Power.

The $10 million increase in the fair value of the undesignated derivative portfolio is due primarily to unrealized mark-to-market gains within Commercial Power, which primarily consists of in-the-money contracts to purchase coal as a result of higher coal prices at September 30, 2008 as compared to December 31, 2007, partially offset by the forward contracts for SO2 emission allowances that no longer qualified for the NPNS exception under SFAS No. 133, as discussed further in Note 10.

During the three and nine months ended September 30, 2008, Duke Energy included in earnings approximately $119 million of pre-tax losses and approximately $35 million of pre-tax gains related to mark-to-market adjustments on derivative contracts that do not qualify for hedge accounting. Duke Energy included in earnings approximately $4 million of pre-tax gains and an insignificant amount during the three and nine months ended September 30, 2007. These amounts, which relate to the balances included within undesignated in the above table, primarily represent the mark-to-market impacts of derivative contracts used in Duke Energy’s hedging of a portion of the economic value of its generation assets in Commercial Power.

Commodity Cash Flow Hedges. As of September 30, 2008, approximately $30 million of the pre-tax unrealized net losses on derivative instruments related to commodity cash flow hedges included on the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding values in Accumulated Other Comprehensive Loss will likely change prior to their reclassification into earnings.

No gains or losses due to hedge ineffectiveness were recorded during the three and nine months ended September 30, 2008 and 2007, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was not significant for the three and nine months ended September 30, 2008 and 2007, respectively.

See Note 17 for additional information related to the fair value of Duke Energy’s derivative instruments.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Regulatory Matters

Regulatory Merger Approvals.

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC), the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in Ohio, Kentucky, South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., Cinergy, Duke Energy Ohio, Duke Energy Kentucky and/or Duke Energy Carolinas to meet additional conditions. While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke Energy Ohio completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of the rate reductions was passed through to customers during the nine months ended September 30, 2007.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Less than $1 million and approximately $2 million of the rate reduction was passed through to customers during the three and nine months ended both September 30, 2008 and 2007, respectively.

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $16 million of the rate reduction was passed through to customers during the nine months ended September 30, 2007.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $62 million of the rate reduction was passed through to customers during the nine months ended September 30, 2007.

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

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the NCUC’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $13 million of the rate reduction was passed through to customers during the nine months ended September 30, 2007.

•	The FERC approved the merger without conditions.

Restrictions on the Ability of Certain Subsidiaries to Make Dividends, Advances and Loans to Duke Energy Corporation. As a condition of approving the merger of Duke Energy and Cinergy, the state utility commissions imposed conditions (the Merger Conditions) on the ability of Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy’s public

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

utility subsidiaries may not transfer funds to the parent through intercompany loans or advances; however, certain subsidiaries may transfer funds to the parent by obtaining approval of the respective state regulatory commissions. Additionally, the Merger Conditions imposed the following restrictions on the ability of the public utility subsidiaries to pay cash dividends:

Duke Energy Carolinas. Under the Merger Conditions, Duke Energy Carolinas must limit cumulative distributions to Duke Energy Corporation subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Duke Energy Carolinas subsequent to the merger.

Duke Energy Ohio. Under the Merger Conditions, Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO.

Duke Energy Kentucky. Under the Merger Conditions, Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure.

Duke Energy Indiana. Under the Merger Conditions, Duke Energy Indiana shall limit cumulative distributions paid subsequent to the Duke Energy-Cinergy merger to (i) the amount of retained earnings on the day prior to the closing of the merger plus (ii) any future earnings recorded by Duke Energy Indiana subsequent to the merger. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC.

Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.

At September 30, 2008, Duke Energy’s consolidated subsidiaries had restricted net assets of approximately $10.7 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned merger conditions.

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

North Carolina Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of SO2 and NOx from coal-fired power plants in the state. The legislation allowed electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provided for significant flexibility in the amount of annual amortization

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). As discussed further below, under the Partial Settlement of the Duke Energy Carolinas rate case, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of environmental compliance costs incurred pursuant to the North Carolina clean air legislation and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion recorded by Duke Energy Carolinas associated with the North Carolina clean air legislation from inception through December 31, 2007. Of this amount, Duke Energy Carolinas’ recorded amortization expense related to this clean air legislation of $75 million and $187 million during the three and nine months ended September 30, 2007. As of September 30, 2008, cumulative expenditures totaled approximately $1,532 million, with approximately $286 million and $311 million incurred during the nine months ended September 30, 2008 and 2007, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas estimated the costs to comply with the legislation as approximately $1.8 billion (excluding any allowance for funds used during construction (AFUDC)). Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, CAIR, (see Note 15), and a likely federal mercury rule, could result in additional costs to reduce emissions from Duke Energy’s coal-fired power plants.

Duke Energy Carolinas Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement) among Duke Energy Carolinas, the North Carolina Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which included Duke Energy Carolinas and all intervening parties to the rate case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a Regional Transmission Organization (RTO) planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

The Partial Settlement reflected an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05%—7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion as of December 31, 2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement was designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the settlement, Duke Energy Carolinas agreed to alter the then existing BPM profit sharing arrangement that included a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. The Partial Settlement provided for Duke Energy Carolinas to share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the merger savings rider and GridSouth cost matters, the Order required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider and the $80 million increment rider. Duke Energy Carolinas implemented the rate rider effective January 1, 2008.

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

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a rate stabilization plan (RSP), a MBSSO approved by the PUCO in November 2004. In March 2005, the Office of the Ohio Consumers’ Counsel (OCC) appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio which issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Supreme Court of Ohio ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order.

In October 2007, the PUCO issued its ruling affirming the MBSSO, with certain modifications, and maintained the current price. The ruling provided for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also attempted to modify the statutory requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and ordered Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s non-residential regulatory transition charge (RTC) will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to whether certain pricing components may be avoided by customers, the right to transfer generating assets, and the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the PUCO modified and clarified the applicability of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at the end of 2008 and that the non-residential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio has asked the Ohio Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive supplier. On March 28, 2008, Duke Energy Ohio voluntarily withdrew its appeal. The OCC filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. The OCC and Ohio Partners for Affordable Energy (OPAE) also filed appeals from the PUCO’s November 20, 2007 order approving Duke Energy Ohio’s MBSSO riders. Duke Energy Ohio has intervened in each appeal. Pending the Ohio Supreme Court’s consideration of its initial appeal, the OCC requested

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the PUCO stay implementation of the Infrastructure Maintenance Fund charge to be collected from customers approved in the October 2007 order. The Commission denied the OCC’s request and the OCC filed a similar request with the Ohio Supreme Court. On July 9, 2008, the court denied the OCC’s request to stay implementation of the Infrastructure Maintenance Fund. On April 30, 2008, the Ohio Supreme Court granted Duke Energy Ohio’s motion to intervene in the OCC’s appeal. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s October 2007 decision. Additionally, Duke Energy Ohio cannot predict the outcome of the MBSSO rider appeal.

New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an electric security plan (ESP), which would allow for pricing structures similar to the current MBSSO. Electric utilities are required to file an ESP and may also file an application for a market rate option (MRO) at the same time. The MRO is a price determined through a competitive bidding process. If a MRO price is approved, the utility would blend in the MBSSO or ESP price with the MRO price over a six- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of a utility’s load by 2025. The utility’s earnings under the ESP can be subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval.

On July 31, 2008 Duke Energy Ohio filed a new generation pricing formula to be effective January 1, 2009, when the current RSP is scheduled to expire. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, renewables and energy efficiency portfolio standards established by SB 221.

On October 27, 2008 Duke Energy Ohio filed a Stipulation and Recommendation (Stipulation) for consideration by the PUCO regarding Duke Energy Ohio’s July 31, 2008 ESP filing. The Stipulation reflects agreement on all but two issues in this proceeding and is filed with the support of most of the parties to this proceeding. In addition to the Stipulation, the ability for residential governmental aggregation customers to avoid certain charges and to receive a shopping credit will be presented to the PUCO for a ruling. Parties to this proceeding who do not support the Stipulation may litigate any, or all, issues.

The Stipulation agrees to a net increase in base generation revenues of approximately $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including termination of the residential and non-residential RTC. Such amounts result in a residential net rate increase of 2% in 2009 and in 2010, and a non-residential rate increase of 2% in 2009, 2010 and 2011. The Stipulation also allows the recovery of expenditures incurred to deploy SmartGrid infrastructure modernization technology on the distribution system. The recovery of such expenditures, net of savings, is subject to an annual residential revenue cap. Further, the Stipulation allows for the implementation of a new energy efficiency compensation model, referred to as Save-A-Watt, to achieve the energy efficiency mandate pursuant to the recent electric energy legislation. The criteria customers must meet to be exempt from Duke Energy Ohio’s program will also be presented to the PUCO for a ruling in this case. Also under the Stipulation, Duke Energy Ohio may defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station and amortize such costs over a three-year period.

The PUCO will consider the Stipulation and hear evidence beginning on November 10, 2008.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and OPAE filed Applications for Rehearing opposing the rate design. On July 23, 2008 the Ohio Commission issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008 respectively, OCC and OPAE filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue.

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

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a fifth fuel, that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on 90% of the avoided capacity and energy cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. Piedmont Natural Gas Company and Public Service Company of North Carolina, Inc. raised certain concerns regarding the incentives offered to Duke Energy Carolinas’ customers under its proposed portfolio of energy efficiency programs. In June 2008, Duke Energy Carolinas filed settlement agreements resolving all issues with these parties. Duke Energy Carolinas has not reached settlement with any of the other intervenors. The evidentiary hearing

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurred the week of July 28, 2008 and concluded on August 18, 2008. Duke Energy Carolinas was unable to reach a settlement with any party to the proceeding. On October 7, 2008 Duke Energy Carolinas filed its proposed order and legal brief with the NCUC.

On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ South Carolina application is based on the application filed in North Carolina. In advance of the evidentiary hearing held February 5-6, 2008, Duke Energy Carolinas reached settlement agreements with the South Carolina ORS, Wal-Mart Stores, Inc., and the South Carolina Energy Users Committee. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allow for recovery of 85% of the avoided generation charges. Duke Energy Carolinas also filed settlement agreements with Piedmont Natural Gas Company and Public Service Company of North Carolina in late June 2008, which resolve all issues between Duke Energy Carolinas and these natural gas local distribution companies. Certain environmental groups that are also intervenors in the proceeding did not join any of these settlements. In light of the settlement in Indiana and the on-going settlement discussions in Ohio as part of the ESP, as discussed further below, Duke Energy Carolinas has re-initiated settlement talks with the parties to the South Carolina proceeding.

Implementation of these plans is subject to approval from the NCUC and PSCSC.

On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs are recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the Save-A-Watt Energy Efficiency Plan as part of its ESP filed with PUCO on July 31, 2008 (discussed above). A Stipulation and Recommendation for consideration by the PUCO regarding Duke Energy Ohio’s ESP filing, including implementation of Save-A-Watt, was filed on October 27, 2008. The ESP is set for hearing beginning November 3, 2008.

In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Similar to the plans in North Carolina and South Carolina, Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have intervened in the proceeding. On May 29, 2008 Duke Energy and Vectren Energy Delivery of Indiana, Inc. filed a stipulation and settlement agreement in the proceeding. On August 1, 2008, Duke Energy Indiana reached a settlement agreement with the OUCC resolving all issues in the proceeding. The settlement agreement was filed with the IURC on August 15, 2008. On October 31, 2008, Duke Energy Indiana reached a settlement agreement with Nucor Corporation, Steel Dynamics, Inc. and the Kroger Company resolving all issues in the proceeding. The settlement agreement was filed with the IURC on November 3, 2008. Duke Energy Indiana has not reached a settlement with the other intervenors in the proceeding. An evidentiary hearing with the IURC is anticipated to occur in the first quarter of 2009.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level.

2007 North Carolina and South Carolina Legislation. South Carolina passed new energy legislation (S 431) which became effective May 3, 2007. A key element of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (e.g., ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3,

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement, as well as incremental costs incurred to comply with the renewable portfolio standard. On February 29, 2008, the NCUC adopted new rules and modified existing rules to implement the legislation.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC for approval of a Solar Photovoltaic (PV) Distributed Generation Program. The application seeks authorization to invest approximately $100 million to install approximately 850 solar PV facilities on customer rooftops and other customer and company owned property over a two-year period, resulting in a total generating capacity of 20 MW. If approved, the program would enable Duke Energy Carolinas to partially satisfy the Renewable Energy and Energy Efficiency Portfolio Standards established by SB 3. It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electric generating facilities, the NCUC must issue a Certificate of Public Convenience and Necessity (CPCN) to Duke Energy Carolinas before it may proceed. On October 20, 2008, Duke Energy Carolinas filed rebuttal testimony, agreeing to reduce the size of the program to an investment of approximately $50 million to install a total generating capacity of 10 MW to address concerns raised by other parties to the proceeding. The NCUC held a hearing on this matter on October 23, 2008.

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

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. On June 27, 2008, the Blue Ridge Environmental Defense League (BREDL) filed a petition to intervene in the Lee COL proceeding before the NRC. On September 22, 2008, the Atomic Safety and Licensing Board issued a decision denying BREDL’s Petition to Intervene and Request for Hearing. BREDL did not appeal the decision. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ Lee Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC denied the environmental intervenor motion.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. The NCUC’s Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and included certain conditions including providing for updates on construction cost estimates. A group of environmental intervenors filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 29, 2008, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits, as discussed further below. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy has moved to intervene in all four cases and the DENR has moved to consolidate all four cases. A hearing is not expected before the second quarter of 2009. See Note 15 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

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

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant emissions determination documentation including revised emission source information to DAQ indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply since Unit 6 has been demonstrated to be a minor source of hazardous air pollutants. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6.

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

The combined cycle natural gas-fired generating facility at the existing Buck Steam Station will affect an isolated wetland, and Duke Energy Carolinas applied for a state permit. DENR issued the permit with an unacceptable condition requiring submission of a storm water plan before engineering and project siting have determined the location of the facilities. Duke Energy Carolinas challenged the permit and the matter has been resolved; DENR has issued a new permit acceptable to Duke Energy Carolinas. On October 15, 2008 DENR issued a final construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Edwardsport Integrated Gasification Combined Cycle Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of AFUDC). In June 2007, Vectren decided not to proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant. In June 2007, a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The Joint Brief of the Appellants in the appeal of the CPCN case was filed on May 30, 2008 and the Duke Energy Indiana Brief of Appellee was filed on July 23, 2008 in the appeal of the IURC CPCN Order. On October 16, 2008, the Indiana Court of Appeals affirmed the IURC’s grant of Duke Energy Indiana’s CPCN petition.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture, sequestration and/or enhanced oil recovery, as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. Proposed orders were submitted by the parties in September and an order is expected later this year. Under the CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant.

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

Other U.S. Franchised Electric and Gas Matters

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all intervenors and will be completed at the end of 2012.

City of Orangeburg, South Carolina Wholesale Sales. On June 20, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity at wholesale under a Power Purchase Agreement dated May 23, 2008 to the City of Orangeburg, South Carolina, at the same level of firmness or reliability as it provides to its retail customers (i.e. native load priority). This notice is required by a condition imposed by the NCUC in approving the Cinergy merger. Duke Energy Carolinas requested that the NCUC accept and acknowl-

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

edge the purchase power agreement without conditions. Together with the advance notice, Duke Energy Carolinas and Orangeburg filed a joint petition for a declaratory ruling that Duke Energy Carolinas’ new wholesale contracts with native load priority will be treated for ratemaking and reporting purposes in the same manner as existing wholesale contracts with native load priority. This would mean that revenues from those contracts will be allocated to the wholesale jurisdiction and costs will be allocated to the wholesale jurisdiction based on average system costs. The NCUC Public Staff has filed its objection to the advance notice and joint petition. The NCUC held a hearing on this matter on November 5, 2008.

SmartGrid and Distributed Renewable Generation Demonstration Project. On May 23, 2008, Duke Energy Indiana filed a petition with the IURC requesting approval for SmartGrid and Distributed Renewable Generation Demonstration Project investments and related costs along with a request to annually update distribution rates and include a lost revenue recovery mechanism. Hearings are anticipated to be held in February 2009.

Gibson Unit 4 Outage. In a recent fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding is expected in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4.

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

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. On October 10, 2008, Duke Energy Ohio and affiliates filed a notice with the FERC reporting that Duke Energy Ohio is in settlement discussions with all parties in the Ohio proceeding regarding Duke Energy Ohio’s application to establish an ESP, as discussed above. Duke Energy Ohio advised the FERC that it believes that in light of those discussions good cause exists for the FERC to extend the time to consider Duke Energy Ohio’s Section 203 application. On October 17, 2008, the FERC issued an order extending the time for the FERC to act on the application by 180 additional days, and ordered Duke Energy Ohio to inform the FERC of the status of settlement discussions by November 16, 2008. The settlement in Ohio has been agreed to by most parties and was filed with the PUCO on October 27, 2008. Pursuant to the settlement, if approved by the PUCO, Duke Energy Ohio agrees to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers. Acceptance of the settlement by the PUCO would constitute approval of the transfer for the remaining generating facilities.

PJM Interconnection Reliability Pricing Model (RPM) Buyers’ Complaint. On May 30, 2008, a group of public utility commissions, state consumer counsels, industrial power customers and load serving entities, known collectively as the RPM Buyers, filed a complaint at FERC. The complaint asks FERC to find that the results of the three transitional base residual auctions conducted by PJM to procure capacity for its RPM capacity market during the years 2008-2011 are unjust and unreasonable because, allegedly, they have produced excessive capacity prices, have failed to prevent suppliers from exercising market power, and have not produced benefits commensurate with costs. In their complaint, the RPM Buyers propose revised, administratively determined auction clearing prices. Certain Duke Energy Ohio revenues during the years 2008—2011 are at risk, as Duke Energy Ohio planned to supply capacity to this market. On July 11, 2008, Duke Energy Ohio filed a response to the complaint with the FERC. On September 19, 2008, the FERC issued an Order denying the Buyer’s complaint. The FERC dismissed the RPM Buyers’ complaint, finding that, for the transition auctions, no party violated PJM’s tariff and the prices determined during the auctions were in accordance with the tariff provisions governing the auctions. On October 20, 2008, the RPM buyers filed a Request for Rehearing with the FERC that raised the same issues as in the initial complaint that was denied by the FERC.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Matters

Pioneer Transmission LLC Joint Venture.

On August 8, 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765-kilovolt (KV) transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the Federal Energy Regulatory Commission (FERC). Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at approximately $1 billion, of which approximately $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility and is seeking rate approval for the project from the FERC in the fourth quarter of 2008. The earliest possible in-service date for the project is in 2014 or 2015.

15. Commitments and Contingencies

Environmental

Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy.

Remediation Activities. Duke Energy and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy operations, sites formerly owned or used by Duke Energy entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. Oral argument is scheduled for December 2, 2008. A decision is not likely until 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, although Duke Energy is unable to estimate its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR was to have limited total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 was to begin in 2009 for NOx and in 2010 for SO2. Phase 2 was to begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating CAIR. A decision is pending on that petition. Subsequent to the filing of the rehearing petitions, the D.C. Circuit ordered all Petitioners (including Duke Energy) to file briefs on the petition for rehearing. The D.C. Circuit directed the parties to address whether any party is seeking vacatur of CAIR, and whether the Court should stay its mandate until the EPA promulgates a revised rule. Duke Energy has responded to the request accordingly. The D.C. Circuit’s decision creates uncertainty regarding future NOx and SO2 emission reductions requirements and their timing. Although as a result of the decision there may be a delay in the timing of federal requirements to

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduce emissions, it is expected that electric sector emission reductions at least as stringent as those imposed by CAIR will be required in the near future, through new federal rules and/or individual state requirements. CAIR remains in effect until the Court issues its mandate, which will not be before it decides whether to grant rehearing. At this time the decision does not impact existing requirements that Duke Energy reduce its NOx and SO2 emissions under North Carolina clean air legislation (see Note 14). Duke Energy’s plan in the Midwest had been to spend approximately $300 million between 2008 and 2012 (approximately $150 million in each of Ohio and Indiana) to comply with Phase 1 of CAIR and approximately $200 million in Indiana for CAIR Phase 2 compliance costs over the period 2008-2017. It has not been determined how the court’s decision will affect these planned expenditures but each of the states in which Duke Energy operates is considering adopting state regulations to address the court’s decision. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP.

Duke Energy is unable to estimate the costs to comply with any new rule the EPA or states may issue as a result of this decision. See Note 10 for a discussion of the impacts of the D.C. Circuit Court’s decision to vacate CAIR on the carrying value of emission allowances.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. The U.S. EPA and the Utility Air Regulatory Group have requested that the U.S. Supreme Court review the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. At this point, Duke Energy is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $365 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities and Other Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $53 million and $52 million as of September 30, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. DOJ, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy’s plants have been subject to these allegations. Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six Duke Energy owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. The remedy phase for the three Wabash River units, originally scheduled to commence in December 2008, has been rescheduled for February 2009. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy phase will address only the appropriate injunctive relief, which could result in Duke Energy installing additional environmental equipment or potentially ceasing operations of the units. Additionally, the plaintiffs had claimed that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. The judge previously granted summary judgment against Duke Energy with respect to this allegation and it will be considered during the February 2009 remedy phase as well.

Cinergy and Duke Energy Ohio have been informed by Dayton Power and Light (DP&L) that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, Columbus Southern Power Company (CSP), and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. The parties reached an agreement to settle this matter in the form of a consent decree which was submitted for comment to the EPA and ultimately approved and entered by the court on October 23, 2008. The consent decree will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy violated the CAA when it undertook various unnamed maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. A decision on the motion is pending. It is not possible to estimate the damages, if any, that Duke Energy might incur in connection with these matters. Ultimate resolution of these matters relating to NSR, even in settlement, could have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. However, Duke Energy will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

Cliffside Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the maximum achievable control technology emission limits will be met for all prospective emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. The plaintiffs filed a motion for summary judgment and Duke Energy filed a motion to dismiss the complaint. Both motions were argued on October 16, 2008. In June 2008, Duke Energy Carolinas announced that it would voluntarily perform a maximum achievable technology assessment of air emission controls planned for Cliffside Unit 6. In July 2008, Duke Energy Carolinas submitted the results of the assessment to the North Carolina Department of Environment and Natural Resources. On August 8, 2008 the plaintiffs filed a motion for summary judgment and on August 11, 2008 Duke Energy Carolinas filed a motion to dismiss. It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter. To the extent that a court of proper jurisdiction halts construction of the plant, Duke Energy Carolinas will seek to meet customers’ need for power through other resources. In addition, Duke Energy Carolinas will seek appropriate regulatory treatment for the investment in the plant.

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

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska brought the action on their own behalf and on behalf of the village’s approximately 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to the global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral argument was heard on August 6, 2008. Due to the late recusal of one of the judges on the Fifth Circuit panel, the court has scheduled the second oral argument for the week of November 3, 2008. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

Other Price Reporting Cases. A total of 12 lawsuits have been filed against Duke Energy affiliates and other energy companies. Ten of these cases have been consolidated into a single proceeding. In February 2008, the judge in this proceeding granted a motion to dismiss one of the cases and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied. One case was filed in Tennessee state court, which dismissed the case on filed rate and preemption grounds. That case was appealed to the Tennessee Court of Appeals, where oral argument was heard in November 2007. The Tennessee Court of Appeals reversed this lower court ruling in October 2008. Duke Energy is currently analyzing the decision to determine whether to file an appeal with the Tennessee Supreme Court. Another case is currently pending in Missouri state court. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. In October 2008, a settlement in principle was reached with the class plaintiffs in five of the cases. The settlement is subject to execution of definitive settlement documents and approval by the court. The settlement is not expected to have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters.

Western Electricity Litigation. Plaintiffs, on behalf of themselves and others, in three lawsuits allege that Duke Energy affiliates, among other energy companies, artificially inflated the price of electricity in certain western states. Two of the cases were dismissed and

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ExxonMobil Disputes. In March 2007, Duke Energy and Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (together with MNGI and ExxonMobil) executed a settlement agreement for global settlement of both parties’ claims raised in arbitration proceedings relating to DETM and Duke Energy Marketing Limited Partnership (DEMLP). In the arbitration brought in Canada by DEMLP, the arbitrators held that ExxonMobil was not required to take assignment of certain gas supply and transportation agreements with other parties, under which DEMLP continues to remain obligated. These contracts are currently estimated to result in losses of up to approximately $70 million through 2011; however, these losses could be significantly less based on in-service dates of certain gas infrastructure facilities. As Duke Energy has an ownership interest of approximately 60% in DEMLP, only 60% of any losses would impact pre-tax earnings for Duke Energy. However, these losses are subject to change in the future in the event of changes in market conditions and underlying assumptions.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. The plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. No trial date has been set. At mediation, plaintiffs quantified their claims as being in excess of $150 million. It is not possible to predict with certainty the damages, if any, that Duke Energy might incur in connection with this matter.

Ohio Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy (then Cinergy and The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy denies the allegations made in the lawsuit. Following Duke Energy’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and Racketeer Influenced and Corrupt Organizations (RICO) statutes. Defendants have again moved to dismiss the claims. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Duke Energy International Paranapanema Lawsuit. In June 2007, the Brazilian electricity regulatory agency (ANEEL) issued resolution 497/2007 (the Resolution) which purports to impose additional assessments (retroactive to July 1, 2004) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new assessments are based upon a flat-fee charge that fails to take into account the proportional usage by each generator. Pursuant to the Resolution, Duke Energy Interna-

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tional Geracao Paranapanema S.A. (Paranapanema) was assessed approximately $40 million, inclusive of interest. Following various failed administrative challenges, on July 16, 2008, Paranapanema filed a lawsuit in the Brazilian federal court challenging the merits of the assessment. On July 29, 2008 the court granted Paranapanema’s request for continued suspension of any payment obligation while the legal challenge on the merits remains pending before the Brazilian court. On September 15, 2008, ANEEL filed an appeal of the July 29, 2008 decision which is pending at the Brazil federal court. At this time, Duke Energy is unable to express an opinion regarding the probable outcome related to this matter; however, ultimate resolution of this matter is not expected to have a material impact on Duke Energy’s results of operations, cash flows or financial position.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,044 million and $1,082 million as of September 30, 2008 and December 31, 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer- term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Insurance recoveries of approximately $1,036 million and $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2008 and December 31, 2007, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy has exposure to certain legal matters that are described herein. As of both September 30, 2008 and December 31, 2007, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.” As of September 30, 2008 and December 31, 2007, Duke Energy recognized approximately $1,036 million and $1,040 million, respectively of probable insurance recoveries related to these losses.

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

These credits reduced Duke Energy’s income tax liability and, therefore, Duke Energy’s tax expense recorded in (Loss) Income from Discontinued Operations, net of tax (see Note 12). Commercial Power’s sale of synfuel had generated $339 million in tax credits through December 31, 2005. After reducing for the possibility of phase-out, the amount of additional credits generated during the years ended December 31, 2007 and 2006 were approximately $84 million and $20 million, respectively. Duke Energy ceased production of synfuel upon the expiration of the tax credits at the end of 2007.

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

Other Matters. Duke Energy was party to an agreement with a third party service provider related to certain future purchases. The agreement contained certain damage payment provisions if qualifying purchases were not initiated by September 2008. In the fourth quarter of 2006, Duke Energy initiated early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million. During the third quarter of 2007, Duke Energy paid the third party service provider approximately $20 million, which directly reduced Duke Energy’s future exposure under the agreement, and further reduced the reserve by $20 million based upon qualifying purchase commitments that, once satisfied, will fulfill Duke Energy’s obligations under the agreement. As a result of additional adjustments to this reserve during the fourth quarter of 2007, there was no remaining reserve associated with this agreement at December 31, 2007.

General. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Bal-

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 16.

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

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entities. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of September 30, 2008 was approximately $675 million. Approximately $481 million of the guarantees expire between 2008 and 2039, with the remaining performance guarantees having no contractual expiration. In addition, Spectra Energy Capital is in the process of assigning performance guarantees with maximum potential amounts of future payments of approximately $329 million to Duke Energy, as discussed above. Duke Energy has indemnified Spectra Energy Capital for any losses incurred as a result of these guarantees during the assignment period.

Duke Energy uses bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Energy could have been required to make under these letters of credit as of September 30, 2008 was approximately $21 million. Substantially all of these letters of credit were issued on behalf of less than wholly-owned consolidated entities and non-consolidated affiliated entities and expire in 2008 and 2009.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party. As of September 30, 2008, Duke Energy had guaranteed approximately $120 million of outstanding surety bonds related to obligations of non-wholly-owned entities, substantially all of which relates to projects at Crescent. This amount represents the face value of the guarantees; however, Crescent has already completed a substantial portion of its obligations under these guarantees.

Additionally, Duke Energy has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2008 to 2019, with others having no specific term. The maximum potential amount of future payments under these guarantees as of September 30, 2008 was approximately $72 million.

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

At September 30, 2008, the amounts of the fair value recorded for the guarantees and indemnifications mentioned above are insignificant, both individually and in the aggregate.

17. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy adopted SFAS No. 157, Duke Energy’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy as a result of the adoption of SFAS No. 157. The provisions of SFAS No. 157 have not been applied to the annual goodwill impairment test (see Note 9) or to certain non-financial assets acquired from Catamount (see Note 9).

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

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

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the fair value measurement amounts for financial assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at September 30, 2008:

	Total Fair Value Amounts at September 30, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available for sale auction rate securities(a)	$258	$—	$—	$258
Short-term investments(a)	117	—	117	—
Nuclear decommissioning trust fund	1,675	1,090	585	—
Other long-term available for sale securities(b)	348	97	251	—
Derivative assets(c)	371	10	96	265

Total Assets	$2,769	$1,197	$1,049	$523
Derivative liabilities(d)	(337)	(25)	(132)	(180)

Net Assets	$2,432	$1,172	$917	$343

(a)	Approximately $195 million of auction rates securities are included in Other within Investments and Other Assets and approximately $63 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
	(in millions)
Three Months Ended September 30, 2008
Balance at July 1, 2008	$273	$91	$364
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated	—	10	10
Fuel used in electric generation and purchased power-non-regulated	—	5	5
Other income and expense, net	(1)	—	(1)
Total pre-tax gains included in other comprehensive income	1	8	9
Net purchases, sales, issuances and settlements	(15)	(17)	(32)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	—	(12)	(12)

Balance at September 30, 2008	$258	$85	$343

Nine Months Ended September 30, 2008
Balance at January 1, 2008	$15	$8	$23
Transfers in to Level 3	285	—	285
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated	—	(11)	(11)
Fuel used in electric generation and purchased power-non-regulated	—	105	105
Other income and expense, net	(5)	—	(5)
Total pre-tax losses included in other comprehensive income	(22)	(1)	(23)
Net purchases, sales, issuances and settlements	(15)	(52)	(67)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	36	36

Balance at September 30, 2008	$258	$85	$343

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2008:
Revenue, non-regulated	$—	$(1)	$(1)
Fuel used in electric generation and purchased power-non-regulated	—	62	62
Other income and expense, net	(5)	—	(5)

Total	$(5)	$61	$56

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

Investments in available-for-sale auction rate securities: As of September 30, 2008, Duke Energy has approximately $285 million par value (approximately $258 million fair value) of auction rate securities for which an active market does not currently exist. All of these securities were valued as of September 30, 2008 using Level 3 measurements. Valuations were determined based on a combination of broker quotes, where available, internal modeling of comparable instruments or discounted cash flow analyses. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Refer to Note 10 for additional information on Duke Energy’s investments in auction rate securities.

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

18. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to September 30, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 17 for a discussion of Duke Energy’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 17 for a discussion of Duke Energy’s adoption of SFAS No. 159.

FSP No. FIN 39-1. Refer to Note 1 and Note 13 for a discussion of Duke Energy’s adoption of FSP No. FIN 39-1.

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of September 30, 2008:

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

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table details the changes in Duke Energy’s unrecognized tax benefits from January 1, 2008 to September 30, 2008.

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2008	$348

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	293
Gross decreases—tax positions in prior periods	(22)
Gross increases—current period tax positions	12
Settlements	(2)
Statute of limitations expirations	(2)

Total Changes	279

Unrecognized Tax Benefits—September 30, 2008	$627

At September 30, 2008 and December 31, 2007, Duke Energy had approximately $301 million and $114 million, respectively, of unrecognized tax benefits that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy is unable to estimate the specific effect to either. Additionally, at September 30, 2008, Duke Energy has approximately $15 million and $9 million that, if recognized, would affect (Loss) Income From Discontinued Operations, net of tax, and Goodwill, respectively, if recognized prior to the adoption of SFAS No. 141R.

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

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated income tax expense from continuing operations for the three months ended September 30, 2008 and 2007 was $132 million and $304 million, respectively. The decrease is primarily the result of a lower pre-tax income in the third quarter 2008 compared to the third quarter 2007. The effective tax rate increased for the three months ended September 30, 2008 (38.0%) compared to the same period in 2007 (34.7%) primarily due to adjustments related to prior year tax returns partially offset by higher AFUDC equity.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated income tax expense from continuing operations for the nine months ended September 30, 2008 and 2007 was $521 million and $595 million, respectively. The decrease is primarily the result of lower pre-tax income. The effective tax rate increased for the nine months ended September 30, 2008 (33.9%) compared to the same period in 2007 (33.0%) primarily due to adjustments related to prior year tax returns partially offset by higher AFUDC equity.

As of September 30, 2008 and December 31, 2007, approximately $298 million and $312 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At both September 30, 2008 and December 31, 2007, these balances exceeded 5% of Total Current Assets.

PART I

DUKE ENERGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis.

When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations were approximately $72 million and $77 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $216 million and $214 million for the nine months ended September 30, 2008 and 2007, respectively.

20. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended September 30, 2008 and 2007. Components of other comprehensive income and total comprehensive income for the nine months ended September 30, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income.

Total Comprehensive Income

	Three Months Ended September 30,
	2008	2007
	(in millions)
Net Income	$215	$607

Other comprehensive (loss) income
Foreign currency translation adjustments	(207)	51
Net unrealized gains (losses) on cash flow hedges(a)	13	(19)
Pension and OPEB-related Adjustments to AOCI(b)	(7)	7
Reclassification into earnings from cash flow hedges(c)	2	4
Unrealized loss on investments in auction rate securities(d)	3	—
Reclassification to earnings of losses on investments in auction rate securities and other available-for-sale securities(e)	2	—
Other(f)	(9)	—

Other comprehensive (loss) income, net of tax	(203)	43

Total Comprehensive Income	$12	$650

(a)	Net unrealized gains on cash flow hedges, net of $9 million tax expense and $11 million tax benefit for the three months ended September 30, 2008 and 2007, respectively.
(b)	Net of $4 million tax benefit and $2 million tax expense for the three months ended September 30, 2008 and 2007, respectively.
(c)	Reclassification into earnings from cash flow hedges, net of $1 million and $2 million tax expense for the three months ended September 30, 2008 and 2007, respectively.
(d)	Net of $1 million tax benefit for the three months ended September 30, 2008.
(e)	Net of $1 million tax expense for the three months ended September 30, 2008.
(f)	Net of $3 million tax benefit for the three months ended September 30, 2008.

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

Executive Overview

Three months ended September 30, 2008

Net income decreased from $607 million in the third quarter of 2007 to $215 million for the third quarter of 2008. Diluted earnings per share decreased from $0.48 per share in the third quarter of 2007 to $0.17 per share in the third quarter of 2008 primarily due to the decrease in net income in the third quarter of 2008 as compared to the same period in 2007, as described further below.

Income from continuing operations decreased from $573 million for the third quarter of 2007 to $216 million for the third quarter of 2008. Total reportable business segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) decreased from $1,025 million to $571 million. The results for each of Duke Energy’s reportable business segment, as well as Other, are as follows:

•

Segment EBIT for U.S. Franchised Electric and Gas decreased approximately $34 million primarily due to milder weather as, during the third quarter of 2007, U.S. Franchised Electric and Gas experienced record setting weather in both the Carolinas and Midwest, unfavorable operation and maintenance expenses primarily due to storm costs in the Midwest and lower rates in the Carolinas resulting from the 2007 North Carolina rate review. Partially offsetting these decreases were the conclusion in the third quarter of 2007 of North Carolina clean air amortization, higher allowance for funds used during construction (AFUDC), higher rates in the Midwest primarily as a result of recovery of qualifying pollution control costs in Indiana and rate increases in Ohio, as well as higher results from sales to wholesale customers.

•

Segment EBIT for Commercial Power declined approximately $271 million due primarily to mark-to-market losses on economic hedges driven by sharply declining commodity prices, an impairment of emission allowances resulting from the invalidation in federal court of the Clean Air Interstate Rule (CAIR), the timing of recovery of fuel and purchased power costs under the Ohio Rate Stabilization Plan (RSP) and milder weather. The decrease was partially offset by lower purchase accounting and operating and maintenance expenses.

•

Segment EBIT for International Energy decreased approximately $15 million primarily due to unfavorable hydrology and lower prices in Peru and lower results in Central America, partially offset by increased demand in Brazil, favorable average foreign exchange rates and higher results at National Methanol Company (NMC).

•

Segment EBIT for Crescent was a loss of approximately $124 million compared to $10 million of equity earnings in the third quarter of 2007, substantially due to approximately $114 million of asset impairments primarily related to residential properties as Crescent continued to assess projects in troubled real estate markets, consistent with its revised business strategy developed in connection with the June 2008 restructuring of the terms of its long-term debt obligations.

•	Additionally, net losses at Other increased $27 million due primarily to a prior year benefit related to contract settlement negotiations, increased benefit costs and lower captive insurance results.

The effective tax rate for the third quarter 2008 increased to approximately 38% compared to 35% in the same period in 2007 due primarily to adjustments related to prior year tax returns, partially offset by higher AFUDC equity. The decrease in income tax expense was primarily due to lower pre-tax income.

The decrease in (loss) income from discontinued operations from income of $34 million in the third quarter of 2007 to a loss of $1 million in 2008 primarily relates to the inclusion in the three months ended September 30, 2007 of the results of Commercial Power’s synfuel operations (approximately $38 million of after-tax earnings, including an approximate $80 million tax benefit), which ceased upon the expiration of tax credits on December 31, 2007 and were reclassified to discontinued operations.

Nine months ended September 30, 2008

Net income decreased from $1,257 million for the nine months ended September 30, 2007 to $1,031 million for the nine months ended September 30, 2008. Diluted earnings per share decreased from $0.99 per share for the nine months ended September 30, 2007 to $0.81 per share for the nine months ended September 30, 2008 primarily due to the decrease in net income for the nine months ended September 30, 2008 as compared to the same period in 2007, as described further below.

PART I

Income from continuing operations decreased from $1,209 million for the nine months ended September 30, 2007 to $1,017 million for the nine months ended September 30, 2008. Total reportable business segment EBIT decreased from $2,338 million to $2,216 million. The results for each of Duke Energy’s reportable business segment, as well as Other, are as follows:

•

Segment EBIT for U.S. Franchised Electric and Gas increased $80 million primarily due to the conclusion in the third quarter of 2007 of North Carolina clean air amortization, the substantial completion of rate credits in 2007 related to the merger with Cinergy Corp. (Cinergy), and higher AFUDC including the impact of a favorable Indiana Utility Regulatory Commission (IURC) ruling. Partially offsetting these increases were higher operation and maintenance costs, primarily due to storm costs in the Midwest ,unfavorable weather in both the Carolinas and Midwest, higher depreciation expense due to additional capital spending and a decrease in retail rates and rate riders primarily related to new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers, a new demand side management rider implemented in Ohio in the third quarter of 2007, higher electric transmission rates in Ohio and new gas base rates implemented in Ohio in the second quarter of 2008.

•

Segment EBIT for Commercial Power increased $33 million, primarily due to lower purchase accounting net expenses, gains on the sales of emission allowances, and improved mark-to-market impacts of economic hedges, partially offset by an impairment of emission allowances resulting from the invalidation of the CAIR, the timing of recovery of fuel and purchased power costs under the Ohio RSP and milder weather.

•	Segment EBIT for International Energy increased $24 million primarily due to higher margins at NMC and favorable foreign exchange rates, partially offset by lower results in Latin America.
•	Segment EBIT for Crescent was a loss of approximately $230 million, primarily due to approximately $238 million of asset impairments, as discussed above.
•

Additionally, losses at Other increased $36 million, primarily due to unfavorable net returns on investments, a prior year benefit related to contract settlement negotiations and lower captive insurance results, partially offset by prior year convertible debt charges related to the spin-off of Spectra Energy with no comparable charges in 2008 and reduced severance and benefit costs.

In addition to the decrease in segment EBIT, interest expense increased by approximately $53 million due primarily to higher debt balances. The effective tax rate for the nine months ended September 30, 2008 increased to approximately 34% compared to 33% in the same period in 2007 primarily due to adjustments related to prior year tax returns, partially offset by higher AFUDC equity.

(Loss) income from discontinued operations decreased, with income of $14 million in the nine months ended September 30, 2008 compared to $48 million for the same period in 2007. The 2008 amounts primarily reflect the sale of Commercial Power’s Brownsville plant, as discussed below, while the 2007 results primarily reflect the classification of the results of operations for Commercial Power’s synthetic fuel (synfuel) operations as discontinued operations as a result of the cessation of synfuel operations on December 31, 2007 due to the expiration of certain tax credits.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$3,508	$3,688	$(180)	$10,074	$9,689	$385
Operating expenses	2,933	2,758	175	8,116	7,670	446
Gains (losses) on sales of other assets and other, net	2	—	2	53	(10)	63

Operating income	577	930	(353)	2,011	2,009	2
Other income and expenses, net	(55)	120	(175)	76	293	(217)
Interest expense	176	177	(1)	552	499	53
Minority interest benefit	(2)	(4)	(2)	(3)	(1)	2

Income from continuing operations before income taxes	348	877	(529)	1,538	1,804	(266)
Income tax expense from continuing operations	132	304	(172)	521	595	(74)

Income from continuing operations	216	573	(357)	1,017	1,209	(192)
(Loss) Income from discontinued operations, net of tax	(1)	34	(35)	14	48	(34)

Net income	$215	$607	$(392)	$1,031	$1,257	$(226)

PART I

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of EBIT results by reportable business segment, as well as Other.

Consolidated Operating Revenues

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated operating revenues for the three months ended September 30, 2008 decreased $180 million, compared to the same period in 2007. This change was primarily driven by the following:

•	A $145 million decrease at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information; and
•	A $58 million decrease at U.S. Franchised Electric and Gas. See Operating Revenue discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information.

Partially offsetting these decreases was:

•	A $21 million increase at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated operating revenues for the nine months ended September 30, 2008 increased $385 million, compared to the same period in 2007. This change was primarily driven by the following:

•	A $297 million increase at U.S. Franchised Electric and Gas. See Operating Revenue discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and
•	A $138 million increase at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	A $45 million decrease at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information.

Consolidated Operating Expenses

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated operating expenses for the three months ended September 30, 2008 increased $175 million, compared to the same period in 2007. This change was primarily driven by the following:

•	A $129 million increase at Commercial Power. See Operating Expense discussion within “Segment Results” for Commercial Power below for further information; and
•	A $39 million increase at International Energy. See Operating Expense discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	A $2 million decrease at U.S. Franchised Electric and Gas. See Operating Expense discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated operating expenses for the nine months ended September 30, 2008 increased $446 million, compared to the same period in 2007. This change was primarily driven by the following:

•	A $289 million increase at U.S. Franchised Electric and Gas. See Operating Expense discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information, and
•	A $155 million increase at International Energy See Operating Expense discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	A $23 million decrease at Commercial Power. See Operating Expense discussion within “Segment Results” for Commercial Power below for further information

PART I

Consolidated Gains (Losses) on Sales of Other Assets and Other, Net

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated gain (losses) on sales of other assets and other, net, was a gain of approximately $2 million for the three months ended September 30, 2008, with no corresponding gains or losses in the same period in 2007.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated gain (losses) on sales of other assets and other, net, was a gain of approximately $53 million and a loss of approximately $10 million for the nine months ended September 30, 2008 and 2007, respectively. The net gain for the nine months ended September 30, 2008 and net loss for the nine months ended September 30, 2007 were due primarily to Commercial Power’s sale of emission allowances. Gains in 2008 were primarily a result of sales of zero cost basis emission allowances. Losses in 2007 were a result of sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in April 2006 which were written up to fair value as part of purchase accounting.

Consolidated Operating Income

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated operating income for the three months ended September 30, 2008 decreased $353 million compared to the same period in 2007. Drivers to operating income are discussed above.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated operating income for the nine months ended September 30, 2008 increased $2 million compared to the same period in 2007. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated other income and expenses, net for the three months ended September 30, 2008 decreased $175 million compared to the same period in 2007. The decrease was driven primarily by a decrease in equity earnings of approximately $118 million due primarily to impairment charges recorded by Crescent, of which Duke Energy’s proportionate share was approximately $114 million, and lower interest income of approximately $35 million, largely due to approximately $30 million of favorable adjustments related to income taxes in 2007.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated other income and expenses, net for the nine months ended September 30, 2008 decreased $217 million compared to the same period in 2007. The decrease was driven primarily by a decrease in equity earnings of approximately $206 million due primarily to impairment charges recorded by Crescent, of which Duke Energy’s proportionate share was approximately $238 million, partially offset by increased equity earnings at International Energy of approximately $48 million primarily related to its investment in NMC, and lower interest income of approximately $48 million, largely due to approximately $40 million of favorable adjustments related to income taxes in 2007, partially offset by a $21 million charge in the first quarter of 2007 associated with convertible debt related to the spin-off of Spectra Energy with no comparable charge during in 2008 and a $63 million increase at U.S. Franchised Electric and Gas in the equity component of AFUDC primarily as a result of additional capital spending for ongoing construction projects and a favorable Indiana Utility Regulatory Commission (IURC) ruling.

Consolidated Interest Expense

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated interest expense for the three months ended September 30, 2008 was flat compared to the same period in 2007. The increase in interest expense due to debt issuances in 2008 was offset primarily by an increase in the debt component of AFUDC (capitalized interest) due to additional capital spending and lower interest rates on floating debt and commercial paper.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated interest expense for the nine months ended September 30, 2008 increased $53 million, compared to the same period in 2007. This increase was due primarily to higher debt balances.

Consolidated Income Tax Expense from Continuing Operations

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated income tax expense from continuing operations for the three months ended September 30, 2008 decreased $172 million compared to the same period in 2007. The decrease is primarily the result of lower pre-tax income partially offset by a higher effective tax rate for the three months ended September 30, 2008 (38%) compared to the same period in 2007 (35%). The increase in the effective tax rate is due primarily to adjustments related to prior year tax returns partially offset by higher AFUDC equity.

PART I

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated income tax expense from continuing operations for the nine months ended September 30, 2008 decreased $74 million compared to the same period in 2007. The decrease is primarily the result of lower pre-tax income partially offset by a higher effective tax rate for the nine months ended September 30, 2008 (34%) compared to the same period in 2007 (33%). The increase in the effective tax rate is primarily due to adjustments related to prior year tax returns partially offset by higher AFUDC equity.

Consolidated (Loss) Income From Discontinued Operations, Net of tax

Three Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated (loss) income from discontinued operations, net of tax, for the three months ended September 30, 2008 decreased $35 million compared to the same period in 2007. The decrease primarily relates to the inclusion in the three months ended September 30, 2007 of the results of Commercial Power’s synfuel operations (approximately $38 million of after-tax earnings, including an approximate $80 million tax benefit), which ceased upon the expiration of tax credits on December 31, 2007 and were reclassified to discontinued operations.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007. Consolidated (loss) income from discontinued operations, net of tax, for the nine months ended September 30, 2008 decreased $34 million compared to the same period in 2007. (Loss) income from discontinued operations, net of tax, for the nine months ended September 30, 2007 includes the results of Commercial Power’s synfuel operations (approximately $54 million of after-tax earnings, including an approximate $148 million tax benefit), which ceased upon the expiration of tax credits on December 31, 2007 and were reclassified to discontinued operations. This decrease is partially offset by Commercial Power’s sale during the nine months ended September 30, 2008 of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority (approximately $15 million after-tax gain).

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

EBIT by Business Segment (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
U.S. Franchised Electric and Gas	$726	$760	$1,866	$1,786
Commercial Power	(108)	163	273	240
International Energy	77	92	307	283
Crescent	(124)	10	(230)	29

Total reportable segment EBIT	571	1,025	2,216	2,338
Other	(71)	(44)	(230)	(194)

Total reportable segment and other EBIT	500	981	1,986	2,144
Interest expense	(176)	(177)	(552)	(499)
Interest income and other(a)	24	73	104	159

Consolidated income from continuing operations before income taxes	$348	$877	$1,538	$1,804

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Operating revenues	$2,698	$2,756	$(58)	$7,701	$7,404	$297
Operating expenses	2,003	2,005	(2)	5,941	5,652	289
Gains (Losses) on sales of other assets and other, net	1	(1)	2	4	—	4

Operating income	696	750	(54)	1,764	1,752	12
Other income and expenses, net	30	10	20	102	34	68

EBIT	$726	$760	$(34)	$1,866	$1,786	$80

Duke Energy Carolinas GWh sales(a)	22,785	23,797	(1,012)	65,875	66,209	(334)
Duke Energy Midwest GWh sales(a)(b)	16,566	17,230	(664)	47,860	49,038	(1,178)
Net proportional MW capacity in operation(c)				27,487	27,590	(103)

(a)	Gigawatt-hours (GWh)
(b)	Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest
(c)	Megawatt (MW)

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three and nine months ended September 30, 2008 compared to the same periods in the prior year.

Increase (decrease) over prior year	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Residential sales(a)	(6.1)%	(1.7)%
General service sales(a)	(1.4)%	(0.1)%
Industrial sales(a)	(4.2)%	(3.7)%
Wholesale sales	68.3%	26.5%
Total Duke Energy Carolinas sales(b)	(4.3)%	(0.5)%
Average number of customers	1.5%	1.6%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the three and nine months ended September 30, 2008 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Residential sales(a)	(9.0)%	(3.6)%
General service sales(a)	(3.9)%	(1.0)%
Industrial sales(a)	(4.6)%	(4.7)%
Wholesale sales	11.7%	4.3%
Total Duke Energy Midwest sales(b)	(3.9)%	(2.4)%
Average number of customers	0.2%	0.4%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended September 30, 2008 as compared to September 30, 2007

PART I

Operating Revenues. The decrease was driven primarily by:

•

A $111 million decrease in GWh/Thousand Cubit Feet (Mcf) sales to retail customers due to milder weather during the third quarter of 2008 compared with the same period in 2007. Both the Carolinas and Midwest experienced record setting weather during the third quarter of 2007. For the Midwest, cooling degree days for the third quarter of 2008 were approximately 3% above normal compared to 39% above normal during the same period in 2007. For the Carolinas, cooling degree days for the third quarter of 2008 were approximately 2% above normal compared to 25% above normal during the same period in 2007; and

•

An $11 million decrease in retail rates and riders primarily related to the new retail base rates implemented in North Carolina in the first quarter of 2008 as a result of the 2007 rate review, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers and higher gas base rates implemented in the second quarter of 2008 for Duke Energy Ohio.

Partially offsetting these decreases were:

•

A $24 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates primarily in the Midwest, partially offset by lower demand from retail customers primarily in the Carolinas. Fuel revenues represent sales to retail and wholesale customers; and

•

A $26 million increase in wholesale power revenues, net of sharing, primarily due to higher prices and increased sales volumes on near-term sales as a result of favorable market conditions driven by strong natural gas prices, coupled with increased sales volumes to customers served under long-term contracts, partially offset by increased fuel costs and increased sharing of profits as a result of the 2007 North Carolina rate review.

Operating Expenses. The decrease was driven primarily by:

•

A $68 million decrease in regulatory amortization expenses. Approximately $75 million of the decrease relates to the amortization of compliance costs related to North Carolina clean air legislation, which was completed in 2007.

Partially offsetting this decrease was:

•

A $46 million increase in operating and maintenance expenses primarily due to storm costs in the Midwest related to Hurricane Ike in September 2008, higher maintenance costs at fossil generating plants, and increased capacity costs due to additional contracts entered into in late 2007 to ensure customer electricity needs were met despite ongoing drought conditions, partially offset by lower benefit costs including short-term incentives; and

•	A $21 million increase in depreciation due primarily to additional capital spending, including costs related to Duke Energy Indiana’s clean coal expenditures.

Other Income and Expenses, net. The increase resulted primarily from the equity component of AFUDC due to additional capital spending for ongoing construction projects.

EBIT. The decrease resulted primarily from milder weather, higher operation and maintenance costs and increased depreciation. These increases were partially offset by decreased regulatory amortization, increased wholesale power revenues and higher AFUDC.

Nine Months Ended September 30, 2008 as compared to September 30, 2007

Operating Revenues. The increase was driven primarily by:

•

A $334 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates in all regions and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers. Fuel revenues represent sales to retail and wholesale customers; and

•	A $91 million increase related to the substantial completion in 2007 of the sharing of anticipated merger savings through rate decrement riders with regulated customers.

Partially offsetting these increases were:

•

An $89 million decrease in GWh/Mcf sales to retail customers due to milder weather in 2008 compared to the same period in 2007. While weather statistics for heating degree days in 2008 were favorable compared to the same period in 2007, this favorable impact was more than offset by the impact of fewer cooling degree days in 2008 compared to the same period in 2007; and

•

A $38 million decrease in retail rates and rate riders primarily related to the new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers, higher gas base rates implemented in the second quarter of 2008 for Duke Energy Ohio and the demand side management rider implemented in Ohio in the third quarter of 2007.

PART I

Operating Expenses. The increase was driven primarily by:

•

A $287 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to higher coal and natural gas prices, an increased volume of coal used in electric generation and increased purchased power. This increase also reflects a $21 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized on March 5, 2007;

•

A $105 million increase in operating and maintenance expenses primarily due to storm costs in the Midwest related to Hurricane Ike in September 2008, higher outage and maintenance costs at nuclear and fossil generating plants, increased capacity costs due to additional contracts that were entered into in late 2007 to ensure customer electricity needs were met despite ongoing drought conditions and increased power delivery maintenance charges to increase system reliability, partially offset by lower benefit costs including short-term incentives; and

•	A $62 million increase in depreciation due primarily to additional capital spending.

Partially offsetting these increases was:

•

A $164 million decrease in regulatory amortization expenses, including approximately $187 million for the amortization of compliance costs related to North Carolina clean air legislation, which was completed in 2007.

Other Income and Expenses, net. The increase resulted primarily from the equity component of AFUDC due to a favorable IURC ruling and additional capital spending for ongoing construction projects.

EBIT. The increase resulted primarily from decreased regulatory amortization, the substantial completion of the required rate reductions due to the merger with Cinergy and increased AFUDC. These increases were partially offset by higher operation and maintenance costs, milder weather, additional depreciation as rate base increased during 2008, overall net lower retail rates and rate riders and the 2007 DOE settlement.

Commercial Power

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Operating revenues	$498	$643	$(145)	$1,429	$1,474	$(45)
Operating expenses	614	485	129	1,219	1,242	(23)
Gains (Losses) on sales of other assets and other, net	—	—	—	46	(11)	57

Operating income	(116)	158	(274)	256	221	35
Other income and expenses, net	8	5	3	17	19	(2)

EBIT	$(108)	$163	$(271)	$273	$240	$33

Actual Plant Production, GWh	5,027	7,230	(2,203)	15,893	18,228	(2,335)
Proportional MW capacity in operation				7,550	8,100	(550)

Three Months Ended September 30, 2008 as compared to September 30, 2007

Operating Revenues. The decrease was primarily driven by:

•

A $58 million decrease in retail electric revenues due to lower retail pricing principally related to the timing of collections on the fuel and purchase power (FPP) rider and lower retail volumes due to milder weather, net of increased amortization of purchase accounting valuation liability of the RSP in 2008 compared to 2007;

•

A $51 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $45 million in 2008 compared to gains of $6 million in 2007;

•	A $19 million decrease in wholesale electric revenues due to lower generation volumes primarily resulting from higher plant outages and lower hedge realization in 2008 compared to 2007; and
•	A $12 million decrease in revenues due to lower generation volumes from the Midwest gas-fired assets resulting from milder weather net of increased PJM capacity revenues in 2008 compared to 2007.

Operating Expenses. The increase was primarily driven by:

•	An $82 million impairment of emission allowances due to the invalidation of CAIR in July 2008;

PART I

•	A $72 million increase in fuel expense due to mark-to-market losses on non-qualifying fuel hedge contracts of $74 million in 2008 compared to losses of $2 million in 2007; and
•

A $5 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to bad debt reserves associated with the Lehman Brothers bankruptcy, partially offset by lower generation volumes in 2008 compared to 2007.

Partially offsetting these increases were:

•

An $20 million decrease in emission allowance expenses due to installation of flue gas desulfurization equipment and lower generation volumes resulting from higher plant outages in 2008 compared to 2007;

•

A $9 million decrease in operating expenses primarily due to lower administrative costs, partially offset by higher plant maintenance expenses resulting from increased plant outages in 2008 compared to 2007; and

•

A $5 million decrease in net fuel and purchased power expenses for retail load due to realized gains on fuel hedges, partially offset by higher purchased power as a result of plant outages in 2008 compared to 2007.

Other Income and Expenses, net. The increase is driven primarily by higher equity earnings of unconsolidated affiliates.

EBIT. The decline is primarily attributable to the impairment of emission allowances, higher mark-to-market losses on economic hedges due to decreasing commodity prices, and timing of collections on the FPP rider of the RSP, net of lower emission allowance expenses due to installation of flue gas desulfurization equipment and lower purchase accounting expenses primarily related to the RSP valuation.

Nine Months Ended September 30, 2008 as compared to September 30, 2007

Operating Revenues. The decrease was primarily driven by:

•

A $32 million decrease in retail electric revenues due to lower retail pricing principally related to the timing of collections on the FPP rider and lower retail volumes due to milder weather, net of increased amortization of purchase accounting valuation liability of the RSP in 2008 compared to 2007;

•	A $22 million decrease in wholesale electric revenues due to lower generation volumes primarily resulting from higher plant outages and lower hedge realization in 2008 compared to 2007; and
•	A $4 million decrease in revenues due to lower generation volumes from the Midwest gas-fired assets resulting from milder weather net of increased PJM capacity revenues in 2008 compared to 2007.

Partially offsetting these decreases was:

•

An $8 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $38 million in 2008 compared to losses of $46 million in 2007.

Operating Expenses. The decrease was primarily driven by:

•

A $52 million decrease in emission allowance expenses due to installation of flue gas desulfurization equipment and lower generation volumes resulting from higher plant outages in 2008 compared to 2007;

•	A $27 million decrease in fuel expense due to mark-to-market gains on non-qualifying fuel hedge contracts of $73 million in 2008 compared to gains of $46 million in 2007;
•

A $14 million decrease in operating expenses primarily due to lower administrative costs partially offset by higher plant maintenance expenses resulting from increased plant outages in 2008 compared to 2007; and

•

A $7 million decrease in net fuel and purchased power expense for retail load due to realized gains on fuel hedges, partially offset by higher purchased power as a result of plant outages in 2008 compared to 2007.

Partially offsetting these decreases was:

•	An $82 million impairment of emission allowances due to the invalidation of CAIR in July 2008.

Gains (Losses) on Sales of Other Assets and Other, net. The increase in 2008 as compared to 2007 is attributable to gains on sales of emission allowances in 2008 compared to losses on sales of emission allowances in 2007. Gains in 2008 were primarily a result of sales of zero cost basis emission allowances. Losses in 2007 were a result of sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in April 2006 which were written up to fair value as part of purchase accounting.

PART I

EBIT. The improvement is primarily attributable to higher mark-to-market earnings on economic hedges due to increasing commodity prices, gains on sales of emission allowances, lower emission allowance expenses due to installation of flue gas desulfurization equipment, and lower purchase accounting expense primarily due to the RSP valuation. These factors were partially offset by the impairment of emission allowances, lower retail and wholesale revenues resulting from FPP rider collection timing and milder weather.

International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Operating revenues	$297	$276	$21	$920	$782	$138
Operating expenses	250	211	39	716	561	155
Gains (Losses) on sales of other assets and other, net	—	—	—	1	—	1

Operating income	47	65	(18)	205	221	(16)
Other income and expenses, net	36	24	12	119	69	50
Minority interest expense (benefit)	6	(3)	(9)	17	7	(10)

EBIT	$77	$92	$(15)	$307	$283	$24

Sales, GWh	4,379	4,200	179	13,541	12,854	687
Proportional MW capacity in operation				4,010	3,940	70

Three Months Ended September 30, 2008 as compared to September 30, 2007

Operating Revenues. The increase was driven primarily by:

•	A $33 million increase in Brazil due to favorable average sales prices, increased demand and the strengthening of the Real against the U.S. dollar; partially offset by
•

A $13 million decrease in Peru primarily due to unfavorable hydrology and lower average spot prices in 2008 due to transmission line congestion in 2007, partially offset by favorable hydrocarbon sales prices in 2008 compared to 2007.

Operating Expenses. The increase was driven primarily by:

•	A $30 million increase in Peru primarily due to higher purchased power costs, higher fuel prices and higher royalty fees;
•	An $11 million increase in Central America primarily related to write-offs of obsolete property, plant and equipment and fuel inventory adjustments; and
•	A $5 million increase in Argentina primarily due to higher purchased power costs and an increase in the bad debt provision.

Partially offsetting these increases was:

•	A $9 million decrease in Brazil primarily due to a transmission credit adjustment.

Other Income and Expenses, net. The increase was primarily driven by a $9 million increase in equity earnings at NMC due to higher pricing for both MTBE and methanol, partially offset by lower volumes and higher butane costs.

EBIT. The decrease was due primarily to unfavorable hydrology in Peru, and fuel inventory adjustments and write-offs of obsolete property, plant and equipment in Central America; partially offset by lower transmission costs, favorable prices, increased demand and the strengthening of the Real in Brazil as well as favorable prices at NMC.

Nine Months Ended September 30, 2008 as compared to September 30, 2007

Operating Revenues. The increase was driven primarily by:

•	An $81 million increase in Brazil due to favorable average sales prices and the strengthening of the Real against the U.S. dollar;
•	A $59 million increase in Central America due to favorable sales prices; and
•	A $9 million increase in Argentina due to favorable sales prices.

Partially offsetting these increases was:

•	A $14 million decrease in Ecuador primarily due to lower dispatch as a result of unfavorable hydrology.

Operating Expenses. The increase was driven primarily by:

•	A $72 million increase in Central America primarily due to higher fuel prices;
•	A $51 million increase in Peru primarily due to unfavorable purchased power costs and higher royalty fees;

PART I

•	A $19 million increase in Brazil due to higher royalty fees, higher revenue tax and strengthening of the Real against the U.S. dollar, partially offset by a transmission credit adjustment; and
•	A $16 million increase in Argentina due to an increase in the bad debt provision and higher purchased power.

Partially offsetting these increases was:

•	A $16 million decrease in Ecuador due to lower fuel consumption as a result of lower dispatch.

Other Income and Expenses, net. The increase was primarily driven by a $43 million increase in equity earnings at NMC due to higher pricing and volumes for both methanol and MTBE, partially offset by higher butane costs.

EBIT. The increase was due primarily due to higher prices, increased demand and the strengthening of the Real in Brazil and increased equity earnings at NMC, partially offset by lower results in Central America, Argentina and Peru.

Crescent

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions)
Equity in (loss) earnings of unconsolidated affiliates	$(124)	$10	$(134)	$(230)	$29	$(259)

EBIT	$(124)	$10	$(134)	$(230)	$29	$(259)

EBIT. Segment EBIT for Crescent decreased for both the three and nine months ended September 30, 2008 as compared to the same periods in the prior year primarily as a result of impairment charges recorded by Crescent, for which Duke Energy’s proportionate share was approximately $114 million and $238 million, respectively. See Note 10 “Impairment Charges,” to the Consolidated Financial Statements for additional information related to these impairment charges.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$38	$40	$(2)	$94	$131	$(37)
Operating expenses	90	83	7	311	317	(6)
Gains (losses) on sales of other assets and other, net	1	2	(1)	2	1	1

Operating income	(51)	(41)	(10)	(215)	(185)	(30)
Other income and expenses, net	(25)	(3)	(22)	(24)	(12)	(12)
Minority interest benefit	(5)	—	5	(9)	(3)	6

EBIT	$(71)	$(44)	$(27)	$(230)	$(194)	$(36)

Three Months Ended September 30, 2008 as Compared to September 30, 2007

Operating Expenses. The increase was primarily driven by a prior year benefit related to contract settlement negotiations and prior year recoveries for mutual insurance exit obligations at Bison Insurance Company Limited (Bison). These unfavorable variances were partially offset by reduced benefit costs.

Other Income and Expenses, net. The increase in net expense was due primarily to unfavorable investment returns related to executive life insurance.

EBIT. The decrease was primarily driven by a prior year benefit related to contract settlement negotiations, unfavorable investment returns related to executive life insurance and prior year recoveries for mutual insurance exit obligations, partially offset by favorable benefit costs.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007

Operating Revenues. The reduction was primarily driven by decreased premiums earned by Bison due to premiums earned in the prior year related to the assumption of liabilities by Bison from other Duke Energy business units, which increased premiums charged to business units in 2007.

PART I

Operating Expenses. The reduction was primarily driven by the establishment of reserves related to liabilities assumed by Bison from other Duke Energy business units in 2007 with no comparable charges in 2008, decreased severance costs and reduced benefit costs. These favorable variances were partially offset by a prior year benefit related to contract settlement negotiations, unfavorable property loss experience and prior year recoveries for mutual insurance exit obligations at Bison.

Other Income and Expenses, net. The increase in net expense was primarily due to unfavorable investment returns related to executive life insurance, partially offset by prior year convertible debt charges related to the spin-off of Spectra Energy with no comparable charges in 2008.

EBIT. The decrease was due primarily to unfavorable investment returns related to executive life insurance, a prior year benefit related to contract settlement negotiations, unfavorable property loss experience and prior year recoveries for mutual insurance exit obligations at Bison, partially offset by prior year convertible debt charges related to the spin-off of Spectra Energy with no comparable charges in 2008, decreased severance costs and reduced benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, Duke Energy had cash, cash equivalents and short-term investments of approximately $2,056 million, partially offset by approximately $901 million of short-term notes payable and commercial paper. Duke Energy relies primarily upon cash flows from operations, borrowings, and its existing cash, cash equivalents and short-term investments to fund its liquidity and capital requirements. A material adverse change in operations, or in the availability or cost of financing, could impact Duke Energy’s ability to fund its future liquidity and capital resource requirements.

Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of approximately $3.2 billion at September 30, 2008. As a result of recent financial market developments, Duke Energy has taken action to preserve liquidity and bridge access to uncertain capital markets. In September 2008, Duke Energy and its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility, which is discussed further below. At September 30, 2008, Duke Energy had available liquidity under the master credit agreement of approximately $0.6 billion.

Duke Energy has taken steps to maintain sufficient liquidity for the near term, and is focused on maintaining liquidity in 2009 and beyond, should the current period of financial market uncertainty become extended. Duke Energy has re-prioritized some of its capital projects in U.S. Franchised Electric and Gas, and has deferred and delayed some of these projects beyond 2009. Duke Energy plans to issue common stock under its Dividend Reinvestment Program (DRIP) and internal plan equity issuances. Duke Energy had originally expected to do this in the beginning of 2010; but will now start in the fourth quarter of 2008 and continue throughout 2009 to generate about $450 million during that period.

During 2009, Duke Energy currently anticipates making contributions to its qualified pension plans. However, the amount of actual contributions that Duke Energy makes will ultimately be determined by a number of currently undeterminable factors, including, but not limited to, near-term market performance and the level of interest rates that would impact the discount rate used in the calculation of Duke Energy’s obligations under its defined benefit plans.

Operating Cash Flows

Net cash provided by operating activities was $2,477 million for the nine months ended September 30, 2008 compared to $2,465 million for the same period in 2007, an increase in cash provided of $12 million. This change was driven primarily by:

•	Net income of $1,031 million in the nine months ended September 30, 2008 compared to $1,257 million for the same period in 2007, and
•	An approximate $412 million decrease in contributions to company sponsored pension plans,

Investing Cash Flows

Net cash used in investing activities was $3,484 million for the nine months ended September 30, 2008 compared to $1,703 million for the same period in 2007, an increase in cash used of $1,781 million. This change was driven primarily by:

•

An approximate $1,300 million increase in capital and investment expenditures, due primarily to capital expansion projects, the acquisition of Catamount Energy Corporation (approximately $240 million) and the purchase of a portion of Saluda River Electric Cooperative, Inc.’s ownership interest in the Catawba Nuclear Station in 2008 (approximately $150 million), and

PART I

•

An approximate $550 million decrease in proceeds from available for sale securities, net of purchases, due to net purchases of approximately $50 million in 2008 compared to net proceeds of approximately $500 million in 2007, primarily as a result of investing excess cash obtained from the issuances of debt during 2008, partially offset by:

•	An approximate $100 million increase in proceeds from the sale of emission allowances, net of purchases.

Financing Cash Flows and Liquidity

Net cash provided by financing activities was $2,205 million for the nine months ended September 30, 2008 compared to $1,035 million of cash used for the same period in 2007, an increase in cash provided of $3,240 million. This change was driven primarily by:

•

An approximate $2,870 million increase in proceeds from issuances of long-term debt, net of redemptions, as a result of net issuances of approximately $2,700 million during 2008 as compared to net repayments of approximately $160 million during 2007,

•	An approximate $400 million increase due to the distribution of cash in 2007 related to the spin-off of Spectra Energy,
•	An approximate $110 million decrease in payments for the redemption of convertible notes, partially offset by
•	An approximate $80 million decrease in proceeds from issuances of notes payable and commercial paper, net of repayments, and
•	An approximate $40 million increase in dividends paid in 2008

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

In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Pursuant to the amendment, the additional credit capacity of $550 million specifically increased the borrowing sublimits for Duke Energy Ohio and Duke Energy Indiana to $750 million and $700 million, respectively. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sublimits of each borrower, subject to the maximum cap limitations at any time.

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

In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carries a fixed interest rate of 6.35% and matures August 15, 2038. Proceeds from this issuance will be used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

PART I

In September 2008, Duke Energy and its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers), borrowed a total of approximately $1 billion under Duke Energy’s master credit facility as follows:

Amounts Borrowed Under Master Credit Facility at September 30, 2008 (in millions)
Duke Energy	$271
Duke Energy Carolinas	257
Duke Energy Ohio	276
Duke Energy Indiana	121
Duke Energy Kentucky	73

Total	$998

The loans under the master credit facility are revolving credit loans that bear interest at the current bank prime rate. The loan for Duke Energy has a stated maturity of June 2012, while the loans for all of the other borrowers have stated maturities of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 up through the date the master credit facility matures in June 2012. Except for Duke Energy Ohio, all of the borrowers have the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, these borrowings of $722 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at September 30, 2008. As Duke Energy Ohio does not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at September 30, 2008 of $276 million are reflected as current liabilities in Notes Payable and Commercial Paper on the Consolidated Balance Sheets.

During the nine months ended September 30, 2008, Duke Energy increased the amount of commercial paper issuances classified as long-term from approximately $300 million to approximately $473 million as Duke Energy has the intent and ability to utilize such borrowings as long-term borrowings since Duke Energy’s master credit facility has non-cancelable terms in excess of one year as of the balance sheet date; therefore, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

In September 2008, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $330 million letter of credit agreement with a syndicate of banks, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit on their behalf to support various series of variable rate demand bonds issued or to be issued on behalf of either Duke Energy Indiana or Duke Energy Kentucky. This credit facility, which is not part of Duke Energy’s master credit facility may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky.

In October 2008, International Energy issued approximately $152 million of debt in Brazil, of which approximately $111 million matures in September 2013 and carries a variable interest rate equal to the Brazil interbank rate plus 2.15%, and approximately $41 million matures in September 2015 and carries a fixed interest rate of 11.6%, indexed annually to inflation. International Energy will use these proceeds to pre-pay existing long-term debt balances.

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

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2008, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART I

Credit Ratings. In September 2008, S&P revised the outlook on Duke Energy from stable to positive and affirmed the credit ratings of Duke Energy and its subsidiaries. The credit ratings of Duke Energy and its subsidiaries remain unchanged from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries. As discussed in Note 14, “Regulatory Matters” to the Consolidated Financial Statements, Duke Energy’s wholly-owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy via dividend, advance or loan as a result of conditions imposed by various regulators as a condition of Duke Energy’s merger with Cinergy. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At September 30, 2008, the amount of restricted net assets of wholly-owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is approximately $10.7 billion. However, Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated Retained Earnings account. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have any significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

Other Matters

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Insurance recoveries of approximately $1,036 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2008. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current rating.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2008, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the nine months ended September 30, 2008, there were no material changes in Duke Energy’s contractual obligations. For an

PART I

in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2007.

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of September 30, 2008:

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

PART I

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

Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters, and commitments and contingencies, see Note 7, “Debt and Credit Facilities,” Note 14, “Regulatory Matters,” and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements, respectively.

PART I

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007.

Interest Rate Risk

Based on a sensitivity analysis as of September 30, 2008, it was estimated that if market interest rates average 1% higher (lower) over the next twelve months, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $23 million. Comparatively, based on a sensitivity analysis as of December 31, 2007, had interest rates averaged 1% higher (lower) in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $22 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, auction rate investments with interest rates that periodically reset, cash and cash equivalents outstanding as of September 30, 2008 and December 31, 2007. The increase in interest rate sensitivity was primarily due to an increase in other subsidiary debt. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008, and other than the third quarter financial system changes described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the third quarter of 2008, Duke Energy converted the general ledger and consolidation systems for the Midwest operations to those currently used for the Carolinas and Houston operations. Additionally, Duke Energy implemented a new income tax system and upgraded the asset accounting system used for the Midwest operations. These system changes are a result of an evaluation of previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy reviewed the implementation effort as well as the impact on Duke Energy’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

PART II. Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2008, see Note 14 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Duke Energy’s financial condition or future results. In addition to the risk factor included in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, Duke Energy has identified the following additional risk factors as of September 30, 2008:

Current Levels of Market Volatility are Unprecedented

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. A portion of Duke Energy’s borrowings have been issued in the commercial paper markets and, although Duke Energy has continued to issue commercial paper, there can be no assurance that such markets will continue to be a reliable source of short-term financing for Duke Energy. If current levels of market disruption and volatility continue or worsen, Duke Energy may be forced to repay commercial paper as it becomes due or to meet its other liquidity needs by further drawing upon contractually committed lending agreements primarily provided by global banks, although there is no assurance that the commitments made by lenders under Duke Energy’s master credit facility will be available if needed due to the recent turmoil throughout the financial services industry. This could require Duke Energy to seek other funding sources. However, under such extreme market conditions, there can be no assurance other funding sources would be available or sufficient.

Additional risks and uncertainties not currently known to Duke Energy or that Duke Energy currently deems to be immaterial also may materially adversely affect Duke Energy’s financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Third Quarter of 2008

There were no issuer purchases of equity securities during the third quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the third quarter of 2008.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
*10.1	Operating Agreement of Pioneer Transmission, LLC

10.2**	Amendment to Duke Energy Corporation Executive Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 10.1).

10.3**	Duke Energy Corporation Executive Cash Balance Plan, as Amended and Restated Effective August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 10.2).

10.4**	Amendment to Employment Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 10.3).

10.5**	Form of Amended and Restated Change in Control Agreement, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 10.4).

10.6**	Amendment to Phantom Stock and Performance Awards with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 10.5).

10.7**	Amendment to Deferred Compensation Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 10.6).

10.8**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Employees), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 10.7).

10.9**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Directors), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 99.1).

10.10**	Amendment to Duke Energy Corporation Directors’ Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, file no. 1-32853 as exhibit 99.2).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CORPORATION

Date: November 7, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: November 7, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller