Form 10-K
period 2008-12-31
Duke Energy CORP
filed 2009-02-27
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of the registrant at June 30, 2008	$21,946,000,000
Number of shares of Common Stock, $0.001 par value, outstanding at February 23, 2009.	1,281,151,774

DUKE ENERGY CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2008

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

PART I

Item 1. Business.

GENERAL

Overview. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company located primarily in the Americas that provides its services through the business units described below.

In the second quarter of 2006, Duke Energy and Cinergy Corp. (Cinergy) consummated a merger which combined the Duke Energy and Cinergy regulated franchises, as well as deregulated generation in the Midwestern United States.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy, for purposes of this discussion regarding the merger). On April 3, 2006, in accordance with the merger agreement, Old Duke Energy and Cinergy merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC (Duke Energy Carolinas) effective October 1, 2006). As a result of the merger transaction, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of Duke Energy, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Additionally, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock. Old Duke Energy is the predecessor of Duke Energy for purposes of U.S. securities regulations governing financial statement filing. Therefore, the accompanying Consolidated Financial Statements reflect the results of operations of Old Duke Energy for the three months ended March 31, 2006. New Duke Energy had separate operations for the period beginning with the effective date of the Cinergy merger, and references to amounts for periods after the closing of the merger relate to New Duke Energy. Cinergy’s results have been included in the accompanying Consolidated Statements of Operations from the effective date of acquisition and thereafter (see “Cinergy Merger” in Note 3 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets”). Both Old Duke Energy and New Duke Energy are referred to as Duke Energy hereinafter.

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

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former Duke Energy North America’s (DENA) remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The exit plan was completed in the second quarter of 2006. Certain assets of the former DENA business were transferred to the Commercial Power business segment and certain operations that Duke Energy continues to wind-down are in Other. The results of operations of the former DENA businesses which Duke Energy exited have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations for all periods prior to the completion of the exit activities.

Business Segments. At December 31, 2008, Duke Energy operated the following business segments, all of which are considered reportable segments under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,”: U.S. Franchised Electric and Gas, Commercial Power and International Energy. Prior to the fourth quarter of 2008, Crescent was a reportable business segment of Duke Energy; however, beginning in the fourth quarter of 2008, Crescent is no longer considered an operating segment of Duke Energy as Duke Energy’s chief operating decision maker no longer reviews Crescent’s operating results in order to make resource allocation decisions and evaluate its performance. Accordingly, the results of Crescent have been included in Other for all periods presented. Prior to Duke Energy’s sale of an effective 50% ownership interest in Crescent in September 2006 (see below), the then Crescent segment represented Duke Energy’s 100% ownership of Crescent Resources, LLC. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. For additional information on each of these business segments, including financial and geographic information about each reportable business segment, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

PART I

The following is a brief description of the nature of operations of each of Duke Energy’s reportable business segments, as well as Other.

U.S. Franchised Electric and Gas. U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, southwestern Ohio, central, north central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky). These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Public Utilities Commission of Ohio (PUCO), the Indiana Utility Regulatory Commission (IURC) and the Kentucky Public Service Commission (KPSC). Substantially all of U.S. Franchised Electric and Gas’ operations are regulated and, accordingly, these operations are accounted for under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS No. 71).

Commercial Power. Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio, acquired from Cinergy in April 2006, and the five Midwestern gas-fired non-regulated generation assets that were a portion of the former DENA operations. Commercial Power’s assets, excluding wind energy generation assets, comprise approximately 7,550 net megawatts (MW) of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the Rate Stabilization Plan (RSP), which expired on December 31, 2008; effective January 1, 2009 Commercial Power began operating under an Electric Security Plan (ESP), which expires on December 31, 2011. As a result of the approval of the ESP, certain of Commercial Power’s operations are accounted for under SFAS No. 71 effective December 17, 2008. For more information on the RSP and ESP, as well as the reapplication of SFAS No. 71 to certain of its operations, see the “Commercial Power” section below. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages 6,300 MW of power generation at 21 facilities throughout the U.S. In addition, DEGS engages in the development, construction and operation of wind energy projects. Currently, DEGS has over 5,000 MW of wind energy projects in the development pipeline with approximately 370 net MW of wind generating capacity in operation as of December 31, 2008. In 2008, DEGS initiated a joint venture with Areva Inc. named ADAGE, LLC, to develop, design, build, and operate wood burning biomass power plants in the U.S.

International Energy. International Energy owns, operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC (DEI) and its activities target power generation in Latin America. Additionally, International Energy owns equity investments in Saudi Arabia and Greece.

Other. The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Crescent, DukeNet Communications, LLC (DukeNet) and related telecom businesses and Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary. Additionally, Other includes the remaining portion of Duke Energy’s business formerly known as DENA that was not exited or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which management is currently in the process of winding down. Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures (such as the Cinergy merger and spin-off of Spectra Energy) and costs associated with certain corporate severance programs. Crescent develops and manages high-quality commercial, residential and multi-family real estate projects primarily in the Southeastern and Southwestern U.S. Some of these projects are developed and managed through joint ventures. Crescent also manages “legacy” land holdings in North and South Carolina. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations. Bison’s principal activities as a captive insurance entity include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. On a limited basis, Bison also participates in reinsurance activities with certain third parties.

General. Duke Energy is a Delaware corporation. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. The telephone number is 704-594-6200. Duke Energy electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports. The public may read and copy any materials that Duke Energy files with the SEC at the SEC’s Public

PART I

Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
AAC	Annually Adjusted Component

AFUDC	Allowance for Funds Used During Construction

AOCI	Accumulated Other Comprehensive Income

APB	Accounting Principles Board

ARO	Asset Retirement Obligation

Attiki	Attiki Gas Supply S.A.

Bison	Bison Insurance Company Limited

BPM	Bulk Power Marketing

BREDL	Blue Ridge Environmental Defense League

Bridgeport	Bridgeport Energy LLC

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

Campeche	Compañía de Servicios de Compresión de Campeche, S.A. de C.V.

CAMR	Clean Air Mercury Rule

CC	Combined Cycle

CMT	Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc.

CT	Combustion Turbine

Cinergy	Cinergy Corp.

CO2	Carbon Dioxide

COL	Combined Construction and Operating License

CPCN	Certificate of Public Convenience and Necessity

Crescent	Crescent Resources, LLC

DB	Defined Benefit Pension Plan

DCP Midstream	DCP Midstream, LLC (formerly Duke Energy Field Services, LLC)

DEGS	Duke Energy Generation Services, Inc.

DEI	Duke Energy International, LLC

DEM	Duke Energy Merchants, LLC

DENA	Duke Energy North America

DENR	Department of Environment and Natural Resources

DETM	Duke Energy Trading and Marketing, LLC

DOE	Department of Energy
DOJ	Department of Justice

PART I

Term or Acronym	Definition
DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Indiana	Duke Energy Indiana, Inc.

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency

EPS	Earnings Per Share

ESP	Electric Security Plan

EWG	Exempt Wholesale Generator

FASB	Financial Accounting Standards Board

FEED	Front End Engineering and Design Study

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FPP	Fuel and Purchased Power

FSP	Financial Accounting Standards Board Staff Position

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

GCSA	Gas Compression Services Agreement

IGCC	Integrated Gasification Combined Cycle

IRS	Internal Revenue Service

ISO	Independent Transmission System Operator

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LIBOR	London Interbank Offered Rate

LS Power	LS Power Equity Partners

MACT	Maximum achievable control technology

MBSSO	Market-Based Standard Service Offer

Mcf	Thousand cubic feet

MMBtu	Million British Thermal

Moody’s	Moody’s Investor Services

Modernization Act	Medicare Prescription Drug Improvement and Modernization Act

MRO	Market Rate Option

MSREF	Morgan Stanley Real Estate Fund V U.S., L.P.

MTBE	Methyl tertiary butyl ether

MW	Megawatt

NCUC	North Carolina Utilities Commission

NDTF	Nuclear Decommissioning Trust Funds

PART I

Term or Acronym	Definition
NEIL	Nuclear Electric Insurance Limited

NERC	North American Electric Reliability Council

NMC	National Methanol Company

NOx	Nitrogen oxide

NRC	Nuclear Regulatory Commission

OCC	Office of the Ohio Consumers’ Counsel

OIL	Oil Insurance Limited

ORS	South Carolina Office of Regulatory Staff

OUCC	Indiana Office of Utility Consumer Counselor

PEMEX	Mexican National Oil Company

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

PUHCA	Public Utility Holding Company Act of 1935, as amended

PV	Photovoltaic

RSP	Rate Stabilization Plan

RTO	Regional Transmission Organization

SAB	Securities and Exchange Commission Staff Accounting Bulletin

SB 221	Ohio Senate Bill 221

sEnergy	sEnergy Insurance Limited

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur dioxide

SPE	Special Purpose Entity

Spectra Energy	Spectra Energy Corp.

Spectra Capital	Spectra Energy Capital, LLC (formerly Duke Capital LLC)

SRT	System Reliability Tracker

S&P	Standard & Poor’s

Synfuel	Synthetic Fuel

TEPPCO GP	Texas Eastern Products Pipeline Company, LLC

TEPPCO LP	TEPPCO Partners, L.P.

UBE	United Bridgeport Energy LLC

VIE	Variable Interest Entity

WARN	North Carolina Waste Awareness Reduction Network

Westcoast	Westcoast Energy, Inc.

The following sections describe the business and operations of each of Duke Energy’s reportable business segments, as well as Other. (For more information on the operating outlook of Duke Energy and its reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Introduction—Executive Overview and Economic Factors for Duke Energy’s Business”. For financial information on Duke Energy’s reportable business segments, see Note 2 to the Consolidated Financial Statements, “Business Segments.”)

PART I

U.S. FRANCHISED ELECTRIC AND GAS

Service Area and Customers

U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity and transports and sells natural gas. It conducts operations primarily through Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest). Its service area covers about 48,000 square miles with an estimated population of 11 million in central and western North Carolina, western South Carolina, southwestern Ohio, central, north central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas supplies electric service to approximately 4 million residential, commercial and industrial customers over 150,900 miles of distribution lines and a 20,900 mile transmission system. U.S. Franchised Electric and Gas provides domestic regulated transmission and distribution services for natural gas to approximately 500,000 customers in southwestern Ohio and northern Kentucky via approximately 7,200 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines. Electricity is also sold wholesale to incorporated municipalities and to public and private utilities. In addition, municipal and cooperative customers who purchased portions of the power generated by the Catawba Nuclear Station may also buy power from a variety of suppliers, including Duke Energy Carolinas, through contractual agreements. For more information on the Catawba Nuclear Station joint ownership, see Note 5 to the Consolidated Financial Statements, “Joint Ownership of Generating and Transmission Facilities.”

Duke Energy Carolinas’ service area has a diversified commercial and industrial presence. Manufacturing continues to be the largest contributor to the economy in the region. Other sectors such as finance, insurance, real estate services, and local government also constitute key components of the states’ gross domestic product. Chemicals, food, electronics and motor vehicle manufacturing industries were the most significant contributors to the area’s manufacturing output. In contrast, the majority of Duke Energy Carolinas’ industrial and commercial electric sales revenue for 2008 came from the textiles industry, which continues to decline, real estate and education services sectors.

Duke Energy Carolinas has business development strategies to leverage the competitive advantages of its service territory to attract and expand advanced manufacturing and data intensive businesses. These competitive advantages, including a quality workforce, strong educational institutions, superior transportation infrastructure and competitive electric rates approximately 30% below the national average were key factors in attracting new businesses. The success in attracting new companies, as well as expanding the operations of existing customers, partially offset the sales declines in the industries like apparel, textile and furniture in 2008.

Duke Energy Ohio’s and Duke Energy Kentucky’s service area both have a diversified commercial and industrial presence. Major components of the economy include manufacturing, real estate and rental leasing, wholesale trade, financial and insurance services, retail trade, education, healthcare and professional/business services.

The primary metals industry, transportation equipment, chemicals, and paper and plastics were the most significant contributors to the area’s manufacturing output and Duke Energy Ohio’s and Duke Energy Kentucky’s industrial sales revenue for 2008. Food and beverage manufacturing, fabricated metals, and electronics also have a strong impact on the area’s economic growth and the region’s industrial sales.

Duke Energy Ohio and Duke Energy Kentucky have business development strategies to leverage the competitive advantages of the Greater Cincinnati Region to attract and expand advanced manufacturing and life sciences sectors. The availability of a highly skilled workforce, superior highway access, low cost of living, and proximity to markets and raw materials are key factors in attracting new customers in the aerospace, transportation, food manufacturing, chemical manufacturing, plastics and Information technology industries.

Industries of major economic significance in Duke Energy Indiana’s service territory include food products, stone, clay and glass, primary metals, and transportation. Other significant industries operating in the area include chemicals, fabricated metal, and other manufacturing. Key sectors among general service customers include education and retail trade.

Duke Energy Indiana has business development strategies to leverage the competitive advantages of the Indiana region to attract new advanced manufacturing, logistics, life sciences and data center business to Duke Energy Indiana’s service territory. These advantages, including competitive electric rates, a strong transportation network, excellent institutions of higher learning, and a quality workforce, are key in attracting new customers and encouraging existing customer expansions. This ability to attract business investment in the service territory helped balance the decline in sales in the stone, clay and glass, primary metals and other manufacturing and transportation equipment sector in 2008.

PART I

The number of residential and general service customers within the U.S. Franchised Electric and Gas’ service territory continues to increase. As a result, sales to these customers are increasing due to the growth in these sectors, although near-term growth is being hampered by the current economic conditions. As sales to residential and commercial customers are expected to increase over the coming years, the level of sales to industrial customers becomes a smaller, yet still significant, portion of U.S. Franchised Electric and Gas sales.

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

PART I

Energy Capacity and Resources

Electric energy for U.S. Franchised Electric and Gas’ customers is generated by three nuclear generating stations with a combined net capacity of 5,173 MW (including Duke Energy’s approximate 19% ownership in the Catawba Nuclear Station), fifteen coal-fired stations with a combined net capacity of 13,472 MW (including Duke Energy’s 69% ownership in the East Bend Steam Station and 50.05% ownership in Unit 5 of the Gibson Steam Station), thirty-one hydroelectric stations (including two pumped-storage facilities) with a combined net capacity of 3,263 MW, fifteen combustion turbine (CT) stations burning natural gas, oil or other fuels with a combined net capacity of 5,245 MW and one combined cycle (CC) station burning natural gas with a net capacity of 285 MW. Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause U.S. Franchised Electric and Gas to purchase power for its customers include generating plant outages, extreme weather conditions, summer reliability, growth, and price. U.S. Franchised Electric and Gas has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy, and reliability of power supply.

U.S. Franchised Electric and Gas’ generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve native-load customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements. The vast majority of customer energy needs are met by large, low-energy-production-cost nuclear and coal-fired generating units that operate almost continuously (or at baseload levels). In 2008, approximately 99.0% of the total generated energy came from U.S Franchised Electric and Gas’ low-cost, efficient nuclear and coal units (66.9% coal and 32.1% nuclear). The remaining energy needs were supplied by hydroelectric, CT and CC generation or economic purchases from the wholesale market.

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

U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available. Significant current or potential future capital projects are discussed below.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. On June 27, 2008, the Blue Ridge Environmental Defense League (BREDL) filed a petition to intervene in the COL proceeding before the NRC. On September 22, 2008, the Atomic Safety and Licensing Board issued a decision denying BREDL’s Petition to Intervene and Request for Hearing. BREDL did not appeal the decision. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy Carolinas’ decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in pre-construction development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ Lee Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC denied the environmental intervenor motions. The NRC review of the COL application is ongoing and the current schedule concludes the COL may be granted in early 2012.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. The NCUC’s Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including allowance for funds used during construction (AFUDC)), and included certain conditions including providing for updates on construction cost estimates. On February 29, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding approximately $600 million of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy has intervened in all four cases, which have been consolidated. A hearing is not expected before the end of 2009.

Dan River and Buck Steam Stations. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, which has resulted in a modification of the construction schedule. Under the revised schedule, the Buck Project is

PART I

expected to be delayed for a period of up to one year and is currently anticipated to begin operation in simple cycle mode in summer 2011 and is expected to convert to combined cycle mode in summer 2012. The Dan River Project is expected to begin operation in combined cycle mode in 2012 as originally planned, but without a phased-in simple cycle commercial operation.

Edwardsport IGCC. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design (FEED) Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of AFUDC). In June 2007, Vectren decided not to proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant. In June 2007, a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC rider and ongoing review proceeding with the IURC. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. Under the CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant and entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation in December 2008 in connection with the construction of the plant.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion on the above in-process or potential construction projects.

Fuel Supply

U.S. Franchised Electric and Gas relies principally on coal and nuclear fuel for its generation of electric energy. The following table lists U.S. Franchised Electric and Gas’ sources of power and fuel costs for the three years ended December 31, 2008.

	Generation by Source (Percent)			Cost of Delivered Fuel per Net Kilowatt-hour Generated (Cents)
	2008	2007	2006(e)	2008	2007	2006(e)
Coal(a)	66.9	66.5	63.4	2.59	2.20	2.16
Nuclear(b)	32.1	31.2	35.1	0.44	0.38	0.42
Oil and gas(c)	0.7	1.1	0.6	13.47	9.32	12.67

All fuels (cost-based on weighted average)(a)(b)	99.7	98.8	99.1	1.97	1.71	1.61
Hydroelectric(d)	0.3	1.2	0.9

	100.0	100.0	100.0

(a)	Statistics related to coal generation and all fuels reflect U.S. Franchised Electric and Gas’ 69% ownership interest in the East Bend Steam Station and 50.05% ownership interest in Unit 5 of the Gibson Steam Station.
(b)	Statistics related to nuclear generation and all fuels reflect U.S. Franchised Electric and Gas’ 12.5% interest in the Catawba Nuclear Station through September 30, 2008 and an approximate 19% ownership interest in the Catawba Nuclear Station from October 1, 2008 through December 31, 2008.
(c)	Cost statistics include amounts for light-off fuel at U.S. Franchised Electric and Gas’ coal-fired stations.
(d)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
(e)	Includes legacy Cinergy regulated operations from the date of acquisition (April 3, 2006) and thereafter.

Coal. U.S. Franchised Electric and Gas meets its coal demand in the Carolinas and Midwest through a portfolio of purchase supply contracts and spot agreements. Large amounts of coal are purchased under supply contracts with mining operators who mine both underground and at the surface. U.S. Franchised Electric and Gas uses spot-market purchases to meet coal requirements not met by supply contracts. Expiration dates for its supply contracts, which have various price adjustment provisions and market re-openers, range from 2009 to 2013. U.S. Franchised Electric and Gas expects to renew these contracts or enter into similar contracts with other

PART I

suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The coal purchased for the Carolinas is primarily produced from mines in eastern Kentucky, West Virginia and southwestern Virginia. The coal purchased for the regulated Midwest entities is primarily produced in Indiana, Illinois, and Kentucky. U.S. Franchised Electric and Gas has an adequate supply of coal to fuel its projected 2009 operations and a significant portion of supply to fuel its projected 2010 operations.

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

Gas. U.S. Franchised Electric and Gas is responsible for the purchase and the subsequent delivery of natural gas to native load customers in its Ohio and Kentucky service territories. U.S. Franchised Electric and Gas’ natural gas procurement strategy is to buy firm natural gas supplies (natural gas intended to be available at all times) and firm interstate pipeline transportation capacity during the winter season (November through March) and during the non-heating season (April through October) through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity. This strategy allows U.S. Franchised Electric and Gas to assure reliable natural gas supply for its high priority (non-curtailable) firm customers during peak winter conditions and provides U.S. Franchised Electric and Gas the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under U.S. Franchised Electric and Gas’ customer choice/gas transportation programs. In 2008, firm supply purchase commitment agreements provided approximately 90% of the natural gas supply, with the remaining gas purchased on the spot market. These firm supply agreements feature two levels of gas supply, specifically (1) baseload, which is a continuous supply to meet normal demand requirements, and (2) swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.

U.S. Franchised Electric and Gas also owns two underground caverns with a total storage capacity of approximately 16 million gallons of liquid propane. In addition, U.S. Franchised Electric and Gas has access to 5.5 million gallons of liquid propane storage and product loan through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

U.S. Franchised Electric and Gas manages natural gas procurement-price volatility mitigation programs for Duke Energy Ohio and Duke Energy Kentucky. These programs pre-arrange between 10-25% of total winter heating season gas requirements for Duke Energy Ohio, between 10-35% of total winter heating season gas requirements for Duke Energy Kentucky and between 10-50% of total summer season gas requirements for both Duke Energy Ohio and Duke Energy Kentucky for up to three years in advance of the delivery month. Duke Energy Ohio and Duke Energy Kentucky use primarily fixed-price forward contracts and contracts with a ceiling and floor on the price. As of December 31, 2008, Duke Energy Ohio and Duke Energy Kentucky, combined, had locked in pricing for approximately 24% of their winter 2008/2009 system load requirements.

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

Nuclear. The industrial processes for producing nuclear generating fuel generally involve the mining and milling of uranium ore to produce uranium concentrates, the services to convert uranium concentrates to uranium hexafluoride, the services to enrich the uranium hexafluoride, and the services to fabricate the enriched uranium hexafluoride into usable fuel assemblies.

Duke Energy Carolinas has contracted for uranium materials and services to fuel the Oconee, McGuire and Catawba Nuclear Stations in the Carolinas. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Duke Energy Carolinas staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements at Oconee, McGuire and Catawba in the near-term and decreasing portions of its fuel requirements over time thereafter. Due to the technical complexities of changing suppliers of

PART I

fuel fabrication services, Duke Energy Carolinas generally sources these services to a single domestic supplier on a plant-by-plant basis using multi-year contracts.

Duke Energy Carolinas has entered into fuel contracts that, based on its current need projections, cover 100% of the uranium concentrates, conversion services, and enrichment services requirements of the Oconee, McGuire and Catawba Nuclear Stations through at least 2011 and cover fabrication services requirements for these plants through at least 2016. For subsequent years, a portion of the fuel requirements at Oconee, McGuire and Catawba are covered by long-term contracts. For future requirements not already covered under long-term contracts, Duke Energy Carolinas believes it will be able to renew contracts as they expire, or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with uranium spot market purchases.

In 1999, Duke Energy Carolinas entered into a contract with Shaw AREVA MOX Services (MOX Services; formerly Duke COGEMA Stone & Webster, LLC) to purchase mixed-oxide fuel for use in the McGuire and Catawba nuclear reactors. Under this contract, beginning in 2007, MOX Services would fabricate batches of mixed-oxide fuel from stockpiles of plutonium derived from surplus weapons at a facility under construction at the U.S. Department of Energy (DOE) Savannah River site in Aiken, South Carolina. Mixed oxide fuel is similar to conventional uranium fuel. Following review and approval by the NRC, four MOX fuel lead assemblies, fabricated in France, were irradiated for two fuel cycles (approximately three years) in Unit 1 of the Catawba Nuclear Station. In 2008, Duke Energy Carolinas and MOX Services engaged in discussions to renegotiate the terms of the contract prior to its expiration on December 1, 2008. The parties were unable to reach agreement and the contract automatically terminated on December 1, 2008. Duke Energy Carolinas has communicated to MOX Services that it continues to support the objectives of the surplus weapons disposition program and is interested in receiving a future proposal from MOX Services for the use of MOX fuel.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed its Save-A-Watt energy efficiency plan with the NCUC seeking approval to implement new energy efficiency programs, a new regulatory recovery model and a rate rider. The plan recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The proposed energy efficiency rider would be based on 90% of the avoided capacity and energy cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. Piedmont Natural Gas Company and Public Service Company of North Carolina, Inc. raised certain concerns regarding the incentives offered to Duke Energy Carolinas’ customers under its proposed portfolio of energy efficiency programs. In June 2008, Duke Energy Carolinas filed settlement agreements resolving all issues with these parties. Duke Energy Carolinas has not reached settlement with any of the other intervenors. The evidentiary hearing occurred the week of July 28, 2008 and concluded on August 18, 2008. Duke Energy Carolinas was unable to reach a settlement with any party to the proceeding. On October 7, 2008 Duke Energy Carolinas filed its proposed order and legal brief with the NCUC. Duke Energy Carolinas is awaiting a decision from the NCUC.

On February 26, 2009, the NCUC issued an order approving the proposed energy efficiency programs as new programs eligible for incentives under North Carolina’s 2009 energy legislation. The NCUC requested additional information regarding the earnings potential under its proposed Save-A-Watt recovery mechanism before ruling on this issue; however, it authorized Duke Energy Carolinas to implement its proposed energy efficiency rider pending final resolution and subject to refund.

On February 25, 2009, the PSCSC issued a directive rejecting Duke Energy Carolinas’ Save-A-Watt energy efficiency plan, which was filed with the PSCSC on September 28, 2007.

On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/ Energy Efficiency Program (DSM). The DSM programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs will be recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the Save-A-Watt Energy Efficiency Plan as part of its ESP filed with PUCO on July 31, 2008 (see “Commercial Power” section below). A Stipulation and Recommendation for consideration by the PUCO regarding Duke Energy Ohio’s ESP filing, including implementation of Save-A-Watt, was filed in October 2008. The ESP hearing occurred on November 10, 2008. On December 17, 2008,

PART I

the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this decision have been filed by environmental groups and a residential customer advocate group. On February 11, 2009 the PUCO issued an Entry denying the rehearing requests.

In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Similar to the plans in North Carolina and South Carolina, Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have intervened in the proceeding. On May 29, 2008, Duke Energy and Vectren Energy Delivery of Indiana, Inc. filed a stipulation and settlement agreement in the proceeding. On August 1, 2008, Duke Energy Indiana reached a settlement agreement with the OUCC resolving all issues in the proceeding. The settlement agreement was filed with the IURC on August 15, 2008. On October 31, 2008, Duke Energy Indiana reached a settlement agreement with Nucor Corporation, Steel Dynamics, Inc. and the Kroger Company resolving all issues in the proceeding. The settlement agreement was filed with the IURC on November 3, 2008. On January 15, 2009, Duke Energy Indiana entered into a settlement that amended the October 31, 2008 settlement, adding two additional intervenors to the settlement – the Indiana Industrial Group and Wal-Mart Stores, Inc. Duke Energy Indiana has not reached a settlement with one intervenor in the proceeding, the Citizens Action Coalition of Indiana, Inc. An evidentiary hearing with the IURC is scheduled to occur in the first quarter of 2009.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008, Duke Energy Kentucky filed an application for a Save-A-Watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio and Indiana.

Renewable Energy. Climate change concerns, as well as the oil price volatility, have sparked rising government support in driving increasing renewable energy legislation at both the federal and state level. For example, the new energy legislation passed in North Carolina in 2007 establishes a renewable portfolio standard for electric utilities at 3% of output by 2012, rising gradually to 12.5% by 2021. In 2008, the State of Ohio also passed legislation that included renewable energy and advanced energy targets. Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana have issued Request for Proposals seeking bids for power generated from renewable energy sources, including sun, wind, water, organic matter and other sources.

With the passage of Senate Bill 221 (SB 221) in Ohio in 2008, Duke Energy Ohio is required to include an increasing percentage of renewables as part of its generation portfolio. The percentage, beginning in 2009 with 0.25% non-solar and 0.004% solar, increases to 12.5% non-solar and 0.5% solar by 2024. Of these percentages, 50% of the resources must come from within the state of Ohio. To address this legislation, Duke Energy Ohio initiated a comprehensive renewable Request for Proposals (RFP) in June 2008. Duke Energy Ohio evaluated the bids and selected both solar and non-solar bids to begin negotiations aimed toward final contract executions. Initial objectives are focused on meeting the specific near term 2009 and 2010 requirements. Duke Energy Ohio is also working with regulators to seek clarifications on points of the SB 221 renewable guidelines. Duke Energy Ohio will continue its renewable efforts with bidders, suppliers and the community in Ohio to meet the increasing renewable obligations.

With the passage of Senate Bill 3 in North Carolina in 2007, Duke Energy Carolinas was required to include an increasing percentage of renewables as part of its generation portfolio. Senate Bill 3 requires solar compliance at 0.02% of retail sales beginning in 2010 and 3% of total portfolio to comply with solar, swine and poultry requirements beginning 2012. Total North Carolina renewable energy resource compliance increases to 12.5% by 2021. To address this legislation, Duke Energy Carolinas initiated a comprehensive renewable RFP in April 2007 to address the 2010 through 2014 renewable portfolio standards requirements. As a result of the 2007 renewable energy RFP, Duke Energy Carolinas has executed a contract with a solar bidder and several landfill gas contracts which will be added to the hydro facilities portfolio to meet future compliance requirements. Duke Energy Carolinas is working with regulators to seek clarifications on points of the Senate Bill 3 renewable guidelines. Duke Energy Carolinas will continue its growing renewable efforts with bidders, suppliers and the community in the Carolinas to meet the increasing renewable obligations.

PART I

Duke Energy Indiana issued a comprehensive renewable RFP in October 2007. Due to the uncertainty in the financial markets, Duke Energy Indiana has extended its timeline for review of the proposals received from the October 2007 renewable RFP. Duke Energy Indiana will continue its renewable efforts with bidders, suppliers and the community in Indiana to stay involved in developing renewable energy efforts in the state of Indiana.

Inventory

Generation of electricity is capital-intensive. U.S. Franchised Electric and Gas must maintain an adequate stock of fuel, materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2008, the inventory balance for U.S. Franchised Electric and Gas was approximately $914 million. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information.

Nuclear Insurance and Decommissioning

Duke Energy owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and the Catawba Nuclear Stations each have two nuclear reactors and the Oconee Nuclear Station has three. Nuclear insurance includes: liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy for certain expenses associated with nuclear insurance premiums. The Price-Anderson Act requires Duke Energy to provide for public liability claims resulting from nuclear incidents to the maximum total financial projection liability, which is approximately $12.5 billion. See Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies—Nuclear Insurance,” for more information.

In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2008, 2007 and 2006, Duke Energy expensed approximately $48 million and contributed cash of approximately $48 million to the Nuclear Decommissioning Trust Funds (NDTF) for decommissioning costs. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. The balance of the external NDTF, was approximately $1,436 million as of December 31, 2008 and $1,929 million as of December 31, 2007.

Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $2.3 billion in 2003 dollars, based on a decommissioning study completed in 2004. This includes costs related to Duke Energy’s proportionate ownership in Catawba Nuclear Station at the time, which was 12.5%. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the NCUC and the PSCSC have allowed Duke Energy to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy’s nuclear stations. Duke Energy believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

As the NCUC and the PSCSC require that Duke Energy update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate includes Duke Energy’s 19.25% ownership interest in the Catawba Nuclear Station. Duke Energy will file these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC later this year. In addition to the decommissioning cost studies, a new funding study is underway to determine the appropriateness of the annual amounts currently being contributed to the NDTF. The NCUC and the PSCSC will consider the results of the funding study, which could potentially increase the annual required contributions to the NDTF, in the latter part of 2009.

After used fuel is removed from a nuclear reactor, it is cooled in a spent-fuel pool at the nuclear station. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the DOE for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit were based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. On March 5, 2007, Duke Energy Carolinas and the U.S. Department of Justice (DOJ) reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs.

PART I

Asbestos Related Injuries and Damages Claims

Duke Energy has experienced numerous claims for indemnification and medical reimbursements relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Duke Energy has third-party insurance to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Reserves recorded on Duke Energy’s Consolidated Balance Sheets are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change management’s estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside Duke Energy’s control, management believes it is reasonably possible that Duke Energy Carolinas may incur asbestos liabilities in excess of its recorded reserves.

Duke Energy Indiana and Duke Energy Ohio have also been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. The impact on Duke Energy’s consolidated results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana and Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

See Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies-Litigation-Asbestos Related Injuries and Damages Claims,” for more information.

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

Regulation

State

The NCUC, the PSCSC, the PUCO, the IURC and the KPSC (collectively, the State Utility Commissions) approve rates for retail electric service within their respective states. In addition, the PUCO and the KPSC approve rates for retail gas distribution service within their respective states. The FERC approves U.S. Franchised Electric and Gas’ cost-based rates for electric sales to certain wholesale customers. The State Utility Commissions, except for the PUCO, also have authority over the construction and operation of U.S. Franchised Elec-

PART I

tric and Gas’ facilities. CPCN’s issued by the State Utility Commissions, as applicable, authorize U.S. Franchised Electric and Gas to construct and operate its electric facilities, and to sell electricity to retail and wholesale customers. Prior approval from the relevant State Utility Commission is required for Duke Energy’s regulated operating companies to issue securities.

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

The Partial Settlement reflected an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05%—7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion as of December 31, 2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement was designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the settlement, Duke Energy Carolinas agreed to alter the then existing bulk power marketing (BPM) profit sharing arrangement that included a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. The Partial Settlement provided that Duke Energy Carolinas share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the merger savings rider and GridSouth cost matters, the Order required that Duke Energy Carolinas’ test period operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider and the $80 million increment rider. Duke Energy Carolinas implemented the rate rider effective January 1, 2008.

Duke Energy Ohio Electric Rate Filing. Prior to the passage of SB 221 in April 2008, as discussed below, electric generation supply service had been deregulated in Ohio. Accordingly, Duke Energy Ohio’s electric generation had been deregulated and Duke Energy Ohio was in a competitive retail electric service market in the state of Ohio. Under applicable legislation governing the deregulation of generation, Duke Energy Ohio implemented a RSP, including a market based standard service offer approved by the PUCO. The RSP, among other things, allowed Duke Energy Ohio to recover increased costs associated with environmental expenditures on its deregulated generating fleet, capacity reserves, and provided for a fuel and emission allowance cost recovery mechanism through 2008.

PART I

SB 221 was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an ESP, which would allow for pricing structures similar to the current RSP. Electric utilities are required to file an ESP and may also file an application for a market rate option (MRO) at the same time. The MRO is a price determined through a competitive bidding process. If a MRO price is approved, the utility would blend in the RSP or ESP price with the MRO price over a six- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-progress from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which mandates a reduction of 22% through annual energy savings by 2025. The utility’s earnings under the ESP is subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating asset to an Exempt Wholesale Generator (EWG) absent PUCO approval. Duke Energy Ohio filed an ESP on July 31, 2008, and a settlement with intervening parties was approved by the PUCO on December 17, 2008.

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

The Energy Policy Act of 2005 was signed into law in August 2005. The legislation directs specified agencies to conduct a significant number of studies on various aspects of the energy industry and to implement other provisions through rule makings. Among the key provisions, the Energy Policy Act of 2005 repealed the Public Utility Holding Company Act (PUHCA) of 1935, directed FERC to establish a self-regulating electric reliability organization governed by an independent board with FERC oversight, extended the Price Anderson Act for 20 years (until 2025), provided loan guarantees, standby support and production tax credits for new nuclear reactors, gave FERC enhanced merger approval authority, provided FERC new backstop authority for the siting of certain electric transmission projects, streamlined the processes for approval and permitting of interstate pipelines, and reformed hydropower relicensing. In 2005 and 2006, FERC initiated several rule makings as directed by the Energy Policy Act of 2005. These rulemakings have now been completed, subject to certain appeals and further proceeding. Duke Energy does not believe that these rulemakings or the appeals will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

The Energy Policy Act of 1992 and subsequent rulemakings and events initiated the opening of wholesale energy markets to competition. Open access transmission for wholesale transmission provides energy suppliers and load serving entities, including U.S. Franchised Electric and Gas and wholesale customers located in the U.S. Franchised Electric and Gas service area, with opportunities to purchase, sell and deliver capacity and energy at market-based prices, which can lower overall costs to retail customers.

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

On December 17, 2001 the IURC approved the transfer of functional control of the operation of the Duke Energy Indiana transmission system to the Midwest ISO, an RTO established in 1998. On June 1, 2005, the IURC authorized Duke Energy Indiana to transfer control area operations tasks and responsibilities and transfer dispatch and Day 2 energy markets tasks and responsibilities to the Midwest ISO. On August 13, 2008, the IURC authorized Duke Energy Indiana to transfer additional balancing authority functions to the Midwest ISO to permit Duke Energy Indiana to participate in the Midwest ISO’s ancillary services market.

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

PART I

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

Other

U.S. Franchised Electric and Gas is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. In 2000, the NRC renewed the operating license for Duke Energy’s three Oconee nuclear units through 2033 for Units 1 and 2 and through 2034 for Unit 3. In 2003, the NRC renewed the operating licenses for all units at Duke Energy’s McGuire and Catawba stations. The two McGuire units are licensed through 2041 and 2043, respectively, while the two Catawba units are licensed through 2043. All but one of U.S. Franchised Electric and Gas’ hydroelectric generating facilities are licensed by the FERC under Part I of the Federal Power Act, with license terms expiring from 2005 to 2036. The FERC has authority to issue new hydroelectric generating licenses. Hydroelectric facilities whose licenses expired in 2005 are operating under annual extensions of the current license until FERC issues a new license. Other hydroelectric facilities whose licenses expire between 2009 and 2016 are in various stages of relicensing. Duke Energy expects to receive new licenses for all hydroelectric facilities with the exception of the Dillsboro Project, for which Duke Energy has filed an application to surrender the license. Duke Energy expects to remove this project’s dam and powerhouse, as part of the multi-stakeholder licensing agreement.

U.S. Franchised Electric and Gas is subject to the jurisdiction of the U.S. Environmental Protection Agency (EPA) and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

COMMERCIAL POWER

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio, acquired from Cinergy in April 2006 and the five Midwestern gas-fired non-regulated generation assets that were a portion of former DENA. Commercial Power’s assets, excluding wind energy generation assets, are comprised of approximately 7,550 net MW of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the RSP, which expired on December 31, 2008. Effective January 1, 2009, Commercial Power began operating under an ESP, which expires on December 31, 2011, and is described below.

PART I

The following map shows the Commercial Power service territories and generation facilities.

PART I

Through DEGS, Commercial Power is an on-site energy solutions and utility services provider. Primarily through joint ventures, DEGS engages in utility systems construction, operation and maintenance of utility facilities, as well as cogeneration. Cogeneration is the simultaneous production of two or more forms of usable energy from a single source. In support of a strategy to increase its renewable energy portfolio, DEGS acquired the wind power development assets of Energy Investor Funds from Tierra Energy in May 2007 and, in September 2008, acquired Catamount Energy Corporation (Catamount) from Diamond Castle Partners. DEGS currently has approximately 370 net MW of wind energy in operation and over 5,000 MW of wind energy projects in the development pipeline.

The following map show the location of DEGS wind energy generation assets.

In October 2006, Duke Energy completed the sale of Commercial Power’s energy marketing and trading activities, which were acquired in the Cinergy merger. In December 2006, Duke Energy completed the sale of Caledonia Power 1, LLC, which is the project company that operated and managed the Caledonia peaking generation facility in Mississippi. Additionally, Duke Energy completed the sale of Commercial Power’s Brownsville, Tennessee peaking generation facility in April 2008.

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

Rates and Regulation. Duke Energy Ohio has been charging the RSP to non-residential customers since January 1, 2005 and to residential customers since January 1, 2006. The RSP charge has been updated in conjunction with the ESP, which is effective January 1, 2009, and consists of the following discrete charges:

•

Annually Adjusted Component (AAC) Rider- This rider is intended to provide cost recovery primarily for environmental compliance expenditures. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

•

Fuel and Purchased Power (FPP) Rider – This rider is intended to provide cost recovery for fuel, purchased power and emission allowance expenses (including carbon or energy taxes) incurred to generate or procure electricity for retail ratepayers that are

PART I

provided service by Duke Energy Ohio. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.
•

Capacity Dedication Rider – This rider is intended to provide cost recovery for maintaining the generation fleet to serve the retail rate payers. This component is not avoidable (or non-by-passable) by customers that switch to an alternative electric service provider.

•

System Reliability Tracker – This tracker is intended to provide actual cost recovery for capacity purchases made to maintain adequate reserve margin. This component is not avoidable (or non-by-passable) by all customers that switch to an alternative electric service provider.

•

Base Generation Charge – This component reflects a market price for retail generation service and is not a cost-based rate. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

•

Transmission Cost Recovery Rider – The generation portion of this rider is designed to permit Duke Energy Ohio to recover certain Midwest ISO charges and all FERC approved transmission costs allocable to retail ratepayers that are provided service by Duke Energy Ohio. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

Commercial Power’s generation operations in the Midwest include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Prior to December 17, 2008, Commercial Power did not apply the provisions of SFAS No. 71 to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the PUCO approved Commercial Power’s ESP, which resulted in the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations as of that date.

From January 1, 2005 through December 31, 2008, Commercial Power had been operating under a RSP, which is a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that, upon the expiration of the RSP, there would be a move to full competitive markets. Accordingly, Commercial Power did not apply the provisions of SFAS No. 71 to any of its generation operations prior to December 17, 2008. As discussed further in Item 1 – Business -U.S. Franchised Electric and Gas—Regulation, in April 2008, SB 221 was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a MRO. The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP, and with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The ESP became effective on January 1, 2009.

In connection with the approval of the ESP, Duke Energy Ohio reassessed the applicability of SFAS No. 71 to Commercial Power’s generation operations as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy Ohio determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load meet the criteria established by SFAS No. 71 for regulatory accounting treatment as SB 221 and Duke Energy Ohio’s approved ESP solidified the automatic recovery of certain costs of its generation serving native load and increased the likelihood that these operations will remain under a cost recovery model for certain costs for the foreseeable future.

Under the ESP, Commercial Power will bill for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of the automatic recovery of certain of these riders, which includes, but is not limited to, a FPP rider and certain portions of a cost of an ACC rider. Accordingly, Commercial Power began applying SFAS No. 71 to the corresponding RSP riders granting automatic recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow automatic cost recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. Duke Energy Ohio will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations.

Despite certain portions of the Ohio native load operations not being subject to the accounting provisions of SFAS No. 71, all of Commercial Power’s Ohio native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to as Commercial Power’s regulated operations.

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

PART I

The following map shows the locations of International Energy’s facilities, including its interest in non-electric generation facilities in Saudi Arabia and Greece.

Competition and Regulation

International Energy’s sales and marketing of electric power and natural gas competes directly with other generators and marketers serving its market areas. Competitors are country and region-specific but include government-owned electric generating companies, local distribution companies with self-generation capability and other privately-owned electric generating companies. The principal elements of competition are price and availability, terms of service, flexibility and reliability of service.

A high percentage of International Energy’s portfolio consists of baseload hydroelectric generation facilities which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic activity, conservation, legislation, governmental regulations, weather and other factors affect the supply and demand for electricity in the regions served by International Energy.

International Energy’s operations are subject to both country-specific and international laws and regulations. (See “Environmental Matters” in this section.)

See Item 1A. Risk Factors for a description of certain of the risks associated with the operations of International Energy.

OTHER

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Duke Energy’s approximate 50% ownership interest in Crescent, DukeNet and related telecom businesses and Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary. Additionally, Other includes the remaining portion of Duke Energy’s business formerly known as DENA that was not exited or transferred to Commercial Power, primarily DETM, which management is currently in the process of winding down. Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures (such as the Cinergy merger and spin-off of Spectra Energy) and costs associated with certain corporate severance programs.

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

On September 7, 2006, an indirect wholly-owned subsidiary of Duke Energy closed an agreement to create the Crescent JV with Morgan Stanley Real Estate Fund V U.S., L.P. (MSREF) and other affiliated funds controlled by Morgan Stanley (collectively the MS Members). Under the agreement, the Duke Energy subsidiary contributed all of the membership interests in Crescent to a newly-formed joint venture, which was ascribed an enterprise value of approximately $2.1 billion as of December 31, 2005. In conjunction with the formation of the Crescent JV, the joint venture, Crescent and Crescent’s subsidiaries entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.21 billion, net of transaction costs, of which approximately $1.19 billion was immediately distributed to Duke Energy. Immediately following the debt transaction, the MS Members collectively acquired a 49% membership interest in the Crescent JV from Duke Energy for a purchase price of approximately $415 million. A 2% interest in the Crescent JV was also issued by the joint venture to the President and Chief Executive Officer of Crescent, which is subject to forfeiture if the executive voluntarily leaves the employment of the Crescent JV within a three year period. Additionally, this 2% interest can be put back to the Crescent JV after three years, or possibly earlier upon the occurrence of certain events, at an amount equal to 2% of the fair value of the Crescent JV’s equity as of the put date. Therefore, the Crescent JV will accrue the obligation related to the put as a liability over the three year forfeiture period. Accordingly, Duke Energy has an effective 50% ownership in the equity of Crescent JV for financial reporting purposes. Duke Energy’s investment in the Crescent JV has been accounted for as an equity method investment for periods after September 7, 2006. During 2008, Crescent recorded impairment charges on certain of its property holdings, of which Duke Energy recorded its proportionate share of $238 million. As a result of Duke Energy recording its proportionate share of Crescent’s impairment losses, the carrying value of Duke Energy’s investment in Crescent has been reduced to zero at December 31, 2008. Beginning in the fourth quarter of 2008, in accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), Duke Energy suspended applying the equity method of accounting to its investment in Crescent since its investment has been reduced to zero. Accordingly, Duke Energy will not record additional losses related to its investment in Crescent. However, should Crescent begin reporting net income in future periods, Duke Energy may resume applying the equity method of accounting after its proportionate share of that net income equals the share of net losses not recognized during the period the equity method was suspended. Duke Energy continues to exercise significant influence over the operations and financial policies of Crescent.

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

PART I

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

(For more information on environmental matters involving Duke Energy, including possible liability and capital costs, see Notes 4 and 18 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.)

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy.

GEOGRAPHIC REGIONS

For a discussion of Duke Energy’s foreign operations and certain of the risks associated with them, see “Risk Factors,” “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” and Notes 2 and 8 to the Consolidated Financial Statements, “Business Segments” and “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” respectively.

EMPLOYEES

On December 31, 2008, Duke Energy had approximately 18,250 employees. A total of approximately 4,260 operating and maintenance employees were represented by unions.

EXECUTIVE OFFICERS OF DUKE ENERGY

STEPHEN G. DE MAY, 46, Senior Vice President, Treasurer and Chief Risk officer. Mr. De May assumed his current position in November 2007. Prior to that, he served as Assistant Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. De May served as Vice President, Energy and Environmental Policy of Duke Energy since February 2004.

LYNN J. GOOD, 49, Group Executive and President, Commercial Businesses. Ms. Good assumed her current position in November 2007. Prior to that, she served as Senior Vice President and Treasurer since December 2006; prior to that she served as Treasurer and Vice President, Financial Planning since October 2006; and prior to that she served as Vice President and Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Ms. Good served as Executive Vice President and Chief Financial Officer of Cinergy from August 2005 and Vice President, Finance and Controller of Cinergy from November 2003 to August 2005.

DAVID L. HAUSER, 57, Group Executive and Chief Financial Officer. Mr. Hauser assumed his current position in April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Hauser served as Group Vice President and Chief Financial Officer of Duke Energy since March 2004 and as Acting Chief Financial Officer of Duke Energy from December 2003 to March 2004.

DHIAA M. JAMIL, 52, Group Executive and Chief Nuclear Officer. Mr. Jamil assumed his current position in February 2008. Prior to that he served as Senior Vice President, Nuclear Support, Duke Energy Carolinas, LLC since March 2007; and prior to that he served as Vice President, Catawba Nuclear Station, Duke Energy Carolinas, LLC since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Jamil served as Vice President Catawba Nuclear Station, Duke Power from March 2004 to April 2006, and prior to that he served as Nuclear Station Vice President, Duke Power of Duke Energy from September 2003 to March 2004. Prior to that he served as Vice President, McGuire Nuclear Station Duke Power from September 2002 to September 2003.

PART I

MARC E. MANLY, 56, Group Executive, Chief Legal Officer and Corporate Secretary. Mr. Manly assumed the role of Corporate Secretary in December 2008 and assumed position of Chief Legal Officer in April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Manly served as Executive Vice President and Chief Legal Officer of Cinergy since November 2002.

JAMES E. ROGERS, 61, Chairman, President and Chief Executive Officer. Mr. Rogers assumed the role of Chief Executive Officer and President in April 2006, upon the merger of Duke Energy and Cinergy and assumed the role of Chairman on January 2, 2007. Until the merger of Duke Energy and Cinergy, Mr. Rogers served as Chairman of the Board of Cinergy since 2000 and as Chief Executive Officer of Cinergy since 1995.

CHRISTOPHER C. ROLFE, 57, Group Executive and Chief Administrative Officer. Mr. Rolfe assumed his current position in November 2006. Prior to that, he served as Group Executive and Chief Human Resources Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Rolfe served as Vice President, Human Resources of Duke Energy since January 2005. Prior to that, Mr. Rolfe served as Senior Vice President, Strategy, Planning & Human Resources of Duke Energy from March 2003 to January 2005.

B. KEITH TRENT, 49, Group Executive and Chief Strategy, Policy and Regulatory Officer. Mr. Trent assumed his current position in May 2007. Prior to that he served as Group Executive and Chief Strategy and Policy Officer since October 2006 and prior to that he served as Group Executive and Chief Development Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Trent served as Executive Vice President, General Counsel and Secretary of Duke Energy since March 2005. Prior to that he served as General Counsel, Litigation of Duke Energy from May 2002 to March 2005.

JAMES L. TURNER, 49, Group Executive; President and Chief Operating Officer, U.S. Franchised Electric and Gas. Mr. Turner assumed his current position in May 2007. Prior to that he served as Group Executive and President, U.S. Franchised Electric and Gas since October 2006, and prior to that he served as Group Executive and Chief Commercial Officer, U.S. Franchised Electric and Gas since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Turner served as President of Cinergy since 2005, Executive Vice President and Chief Financial Officer of Cinergy from 2004 to 2005 and Executive Vice President and Chief Executive Officer, Regulated Business Unit of Cinergy from 2001 to 2004.

STEVEN K. YOUNG, 50, Senior Vice President and Controller. Mr. Young assumed his current position in December 2006. Prior to that he served as Vice President and Controller since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Young served as Vice President and Controller of Duke Energy since June 2005. Prior to that Mr. Young served as Senior Vice President and Chief Financial Officer of Duke Energy Carolinas from March 2003 to June 2005.

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

Duke Energy’s franchised electric businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Ohio, Indiana and Kentucky. If Duke Energy’s franchised electric earnings exceed the returns established by the state regulatory commissions, Duke Energy’s retail electric rates may be subject to review and possible reduction by the commissions, which may decrease Duke Energy’s future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, Duke Energy’s future earnings could be negatively impacted.

PART I

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

During the five-year period from 2009 to 2013, Duke Energy anticipates cumulative capital expenditures of approximately $25 billion. The completion of Duke Energy’s anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including, but not limited to, risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, Duke Energy’s ability to recover these costs in a timely manner could materially impact Duke Energy’s consolidated financial position, results of operations or cash flows.

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

In the future, Duke Energy may not be able to secure long-term power sales agreements for Duke Energy’s unregulated power generation facilities. If Duke Energy is unable to secure these types of agreements, Duke Energy’s sales volumes would be exposed to increased volatility. Without the benefit of long-term customer power purchase agreements, Duke Energy cannot assure that it will be able to sell the power generated by Duke Energy’s facilities or that Duke Energy’s facilities will be able to operate profitably. The inability to secure these agreements could materially adversely affect Duke Energy’s financial and operational results.

PART I

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

Duke Energy must meet credit quality standards and there is no assurance that it and its rated subsidiaries will maintain investment grade credit ratings. If Duke Energy or its rated subsidiaries are unable to maintain an investment grade credit rating, Duke Energy would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect Duke Energy’s liquidity.

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

PART I

Duke Energy maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude Duke Energy from issuing commercial paper or Duke Energy and its affiliates from issuing letters of credit or borrowing under the revolving credit facility. Additionally, failure to comply with these financial covenants could result in Duke Energy being required to immediately pay down any outstanding amounts under other revolving credit agreements.

Current Levels of Market Volatility are Unprecedented

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit availability for certain companies. A portion of Duke Energy’s borrowings have been issued in the commercial paper markets and, although Duke Energy has continued to issue commercial paper, there can be no assurance that such markets will continue to be a reliable source of short-term financing for Duke Energy. If current levels of market disruption and volatility continue or worsen, Duke Energy may be forced to repay commercial paper as it becomes due or to meet its other liquidity needs by further drawing upon contractually committed lending agreements primarily provided by global banks, although there is no assurance that the commitments made by lenders under Duke Energy’s master credit facility will be available if needed due to the recent turmoil throughout the financial services industry. This could require Duke Energy to seek other funding sources. However, under such extreme market conditions, there can be no assurance other funding sources would be available or sufficient.

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

Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real. A 10% devaluation in the currency exchange rate in all of Duke Energy’s exposure currencies would result in an estimated net after-tax loss on the translation of local currency earnings of approximately $10 million in 2009. The consolidated balance sheets would be negatively impacted by such devaluation by approximately $120 million through cumulative currency translation adjustments.

Duke Energy is exposed to credit risk of the customers and counterparties with whom Duke Energy does business.

Adverse economic conditions affecting, or financial difficulties of, customers and counterparties with whom Duke Energy does business could impair the ability of these customers and counterparties to pay for Duke Energy’s services or fulfill their contractual obligations, including loss recovery payments under insurance contracts, or cause them to delay such payments or obligations. Duke Energy

PART I

depends on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy’s cash flows, financial position or results of operations.

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy’s liquidity and results of operations.

Duke Energy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and Duke Energy’s required or voluntary contributions made to the plans. While Duke Energy complied with the minimum funding requirements as of December 31, 2008, Duke Energy has certain qualified U.S. pension plans with obligations which exceeded the value of plan assets by approximately $1,308 million. Without sustained growth in the pension investments over time to increase the value of Duke Energy’s plan assets and depending upon the other factors impacting Duke Energy’s costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy’s financial position, results of operations or cash flows.

Duke Energy is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase Duke Energy’s cost of operations, and which may impact or limit Duke Energy’s business plans, or expose Duke Energy to environmental liabilities.

Duke Energy is subject to numerous environmental laws and regulations affecting many aspects of Duke Energy’s present and future operations, including air emissions (such as reducing NOx, SO2 and mercury emissions in the U.S., or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy may be required to shut down or alter the operation of its facilities, which may cause Duke Energy to incur losses. Further, Duke Energy’s regulatory rate structure and Duke Energy’s contracts with customers may not necessarily allow Duke Energy to recover capital costs Duke Energy incurs to comply with new environmental regulations. Also, Duke Energy may not be able to obtain or maintain from time to time all required environmental regulatory approvals for Duke Energy’s operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy’s financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

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

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy’s financial position, results of operations or cash flows and Duke Energy’s utilities’ businesses.

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

PART I

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

Duke Energy is involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to Duke Energy could negatively affect Duke Energy’s financial position results of operations or cash flows.

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

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy operates and negatively influence Duke Energy’s energy operations. Declines in demand for electricity as a result of economic downturns in Duke Energy’s franchised electric service territories will reduce overall electricity sales and lessen Duke Energy’s cash flows, especially as Duke Energy’s industrial customers reduce production and, therefore, consumption of electricity and gas. Although Duke Energy’s franchised electric business is subject to regulated allowable rates of return and recovery of certain costs, such as fuel under periodic adjustment clauses, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations. Additionally, prolonged economic downturns that negatively impact Duke Energy’s results of operations and cash flows could result in future material impairment charges being recorded to write-down the carrying value of certain assets, including goodwill, to their respective fair values.

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

•	natural gas, crude oil and refined products production levels and prices;
•	ability to procure satisfactory levels of inventory, such as coal and uranium;
•

electric generation capacity surpluses which cause Duke Energy’s non-regulated energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate;

PART I

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

Electric power generation is generally a seasonal business. In most parts of the United States and other markets in which Duke Energy operates, demand for power peaks during the warmer summer months, with market prices typically peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Energy’s businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Duke Energy’s business is subject to extensive regulation that will affect Duke Energy’s operations and costs.

Duke Energy is subject to regulation by FERC and the NRC, by federal, state and local authorities under environmental laws and by state public utility commissions under laws regulating Duke Energy’s businesses. Regulation affects almost every aspect of Duke Energy’s businesses, including, among other things, Duke Energy’s ability to: take fundamental business management actions; determine the terms and rates of Duke Energy’s transmission and distribution businesses’ services; make acquisitions; issue equity or debt securities; engage in transactions between Duke Energy’s utilities and other subsidiaries and affiliates; and the ability of the operating subsidiaries to pay dividends to Duke Energy. Changes to these regulations are ongoing, and Duke Energy cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy’s business. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase Duke Energy’s costs.

New laws or regulations could have a negative impact on Duke Energy’s results of operations.

Changes in laws and regulations affecting Duke Energy, including new accounting standards could change the way Duke Energy is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy’s financial position, cash flows or results of operations or access to capital.

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

Additional risks and uncertainties not currently known to Duke Energy or that Duke Energy currently deems to be immaterial also may materially adversely affect Duke Energy’s financial condition, results of operations or cash flows.

PART I

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

U.S. FRANCHISED ELECTRIC AND GAS

As of December 31, 2008, U.S. Franchised Electric and Gas operated three nuclear generating stations with a combined net capacity of 5,173 MW (including an approximate 19% ownership in the Catawba Nuclear Station), fifteen coal-fired stations with a combined net capacity of 13,472 MW, (including a 69% ownership in the East Bend Steam Station and an approximate 50% ownership in Unit 5 of the Gibson Steam Station), thirty-one hydroelectric stations (including two pumped-storage facilities) with a combined net capacity of 3,263 MW, fifteen CT stations with a combined net capacity of 5,245 MW and one CC station with a net capacity of 285 MW. The stations are located in North Carolina, South Carolina, Indiana, Ohio and Kentucky. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Ownership Interest (percentage)
Carolinas:
Oconee	2,538	2,538	Nuclear	SC	100%
Catawba	2,258	435	Nuclear	SC	19.25
Belews Creek	2,220	2,220	Coal	NC	100
McGuire	2,200	2,200	Nuclear	NC	100
Marshall	2,078	2,078	Coal	NC	100
Bad Creek	1,360	1,360	Hydro	SC	100
Lincoln CT	1,267	1,267	Natural gas/Fuel oil	NC	100
Allen	1,145	1,145	Coal	NC	100
Rockingham CT	825	825	Natural gas/Fuel oil	NC	100
Cliffside	760	760	Coal	NC	100
Jocassee	730	730	Hydro	SC	100
Mill Creek CT	595	595	Natural gas/Fuel oil	SC	100
Riverbend	454	454	Coal	NC	100
Lee	370	370	Coal	SC	100
Buck	369	369	Coal	NC	100
Cowans Ford	325	325	Hydro	NC	100
Dan River	276	276	Coal	NC	100
Buzzard Roost CT	196	196	Natural gas/Fuel oil	SC	100
Keowee	152	152	Hydro	SC	100
Riverbend CT	120	120	Natural gas/Fuel oil	NC	100
Buck CT	93	93	Natural gas/Fuel oil	NC	100
Dan River CT	85	85	Natural gas/Fuel oil	NC	100
Lee CT	84	84	Natural gas/Fuel oil	SC	100
Other small hydro (26 plants)	651	651	Hydro	NC/SC	100
Midwest:
Gibson(A)	3,132	2,822	Coal	IN	90
Cayuga(B)	1,005	1,005	Coal/Fuel oil	IN	100
Wabash River(C)	676	676	Coal/Fuel oil	IN	100
East Bend	600	414	Coal	KY	69
Madison CT	596	596	Natural gas	OH	100
Gallagher	560	560	Coal	IN	100
Woodsdale CT	501	501	Natural gas/Propane	OH	100
Wheatland CT	460	460	Natural gas	IN	100
Noblesville CC	285	285	Natural gas	IN	100
Miami Fort (Unit 6)	163	163	Coal/Fuel oil	OH	100
Edwardsport	160	160	Coal/Fuel oil	IN	100
Henry County CT	135	135	Natural gas	IN	100
Cayuga CT	106	106	Natural gas/Fuel oil	IN	100
Miami Wabash CT	96	96	Fuel oil	IN	100
Connersville CT	86	86	Fuel oil	IN	100
Markland	45	45	Hydro	IN	100

Total	29,757	27,438

(A)	Duke Energy Indiana owns and operates Gibson Station Units 1-4 and owns 50.05% of Unit 5, but is the operator
(B)	Includes Cayuga Internal Combustion (IC)
(C)	Includes Wabash River IC

PART I

In addition, as of December 31, 2008, U.S. Franchised Electric and Gas owned approximately 20,900 conductor miles of electric transmission lines, including 600 miles of 525 kilovolts, 1,800 miles of 345 kilovolts, 3,300 miles of 230 kilovolts, 8,800 miles of 100 to 161 kilovolts, and 6,400 miles of 13 to 69 kilovolts. U.S. Franchised Electric and Gas also owned approximately 150,900 conductor miles of electric distribution lines, including 103,300 miles of overhead lines and 47,600 miles of underground lines, as of December 31, 2008 and approximately 7,200 miles of gas mains and service lines. As of December 31, 2008, the electric transmission and distribution systems had approximately 2,300 substations. U.S. Franchised Electric and Gas also owns two underground caverns with a total storage capacity of approximately 16 million gallons of liquid propane. In addition, U.S. Franchised Electric and Gas has access to 5.5 million gallons of liquid propane storage and product loan through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

Substantially all of U.S. Franchised Electric and Gas’ electric plant in service is mortgaged under the indenture relating to Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First and Refunding Mortgage Bonds.

(For a map showing U.S. Franchised Electric and Gas’ properties, see “Business—U.S. Franchised Electric and Gas” earlier in this section.)

COMMERCIAL POWER

The following table provides information about Commercial Power’s generation portfolio as of December 31, 2008. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Plant Type	Primary Fuel	Location	Approximate Ownership Interest (percentage)
Hanging Rock	1,240	1,240	Combined Cycle	Natural gas	OH	100%
Lee	640	640	Simple Cycle	Natural gas	IL	100
Vermillion	640	480	Simple Cycle	Natural gas	IN	75
Fayette	620	620	Combined Cycle	Natural gas	PA	100
Washington	620	620	Combined Cycle	Natural gas	OH	100
Dick’s Creek	152	152	Simple Cycle	Natural gas	OH	100
Beckjord CT	212	212	Simple Cycle	Fuel oil	OH	100
Miami Fort CT	60	60	Simple Cycle	Fuel oil	OH	100
Miami Fort (Units 7 and 8)(A)	1,000	640	Steam	Coal	OH	64
W.C. Beckjord(A)	1,124	862	Steam	Coal	OH	76.7
W.M. Zimmer(A)	1,300	605	Steam	Coal	OH	46.5
J.M. Stuart(A)	2,340	912	Steam	Coal	OH	39
Killen(A)	600	198	Steam	Coal	OH	33
Conesville(A)	780	312	Steam	Coal	OH	40

Total Fossil & CT	11,328	7,553

Happy Jack	29	29		Wind	WY	100
Ocotillo	59	59		Wind	TX	100

Total Renewable Energy	88	88

Total	11,416	7,641

(A)	These generation facilities are jointly owned by Duke Energy Ohio and subsidiaries of American Electric Power, Inc. and Dayton Power and Light, Inc.

(For a map showing Commercial Power’s properties, see “Business—Commercial Power” earlier in this section.)

PART I

INTERNATIONAL ENERGY

The following table provides information about International Energy’s generation portfolio in continuing operations as of December 31, 2008.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Approximate Ownership Interest (percentage)
Paranapanema	2,307	2,112	Hydro	Brazil	95%
Cerros Colorados	576	523	Hydro/Natural Gas	Argentina	91
Egenor	510	510	Hydro/Diesel	Peru	100
DEI Guatemala	283	283	Fuel Oil/Diesel	Guatemala	100
DEI El Salvador	328	296	Fuel Oil/Diesel	El Salvador	90
Electroquil	192	159	Diesel	Ecuador	83
Aguaytia	177	135	Natural Gas	Peru	76

Total	4,373	4,018

International Energy also owns a 25% equity interest in NMC. In 2008, NMC produced approximately 1 million metric tons of methanol and 1 million metric tons of MTBE. Approximately 40% of methanol is normally used in the MTBE production. Additionally, International Energy owns a 25% equity interest in Attiki, which is a natural gas distributor that has an exclusive 30 year license to supply natural gas to residential and commercial customers within the geographical area of Athens, Greece. (For additional information and a map showing International Energy’s properties, see “Business—International Energy” earlier in this section.)

OTHER

Duke Energy owns approximately 5.7 million square feet of corporate, regional and district office space spread throughout its service territories in the Carolinas and the Midwest. Additionally, Duke Energy leases approximately 1.5 million square feet of office space throughout the Carolinas, Midwest and in Houston, Texas. In February 2009, Duke Energy entered into a lease for approximately 500,000 square feet of office space in Charlotte, North Carolina that will become its new corporate headquarters.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

Brazilian Regulatory Citations. On September 5, 2007, the State Environmental Agency of Parana assessed fines against International Energy of approximately $10 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. International Energy believes that federal law is controlling and has challenged the assessment. In addition, International Energy was assessed a fine by the federal environmental agency, IBAMA, in the amount of approximately $150 thousand for improper maintenance of existing reforested areas. International Energy believes that it has properly maintained all reforested areas and is also contesting this assessment.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Duke Energy’s common stock is listed for trading on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of February 23, 2009, there were approximately 165,931 common stockholders of record.

Common Stock Data by Quarter

	2008			2007
		Stock Price Range(a)			Stock Price Range(a)
	Dividends Per Share	High	Low	Dividends Per Share	High	Low
First Quarter	$0.22	$20.60	$17.00	$0.21	$20.62	$18.40
Second Quarter(b)	0.45	19.20	17.02	0.43	21.30	18.06
Third Quarter	—	19.10	16.77	—	19.90	16.91
Fourth Quarter(b)	0.23	17.99	13.50	0.22	20.78	18.25

(a)	Stock prices represent the intra-day high and low stock price.
(b)	Dividends paid in September 2008 and December 2008 increased from $0.22 per share to $0.23 per share and dividends paid in September 2007 and December 2007 increased from $0.21 per share to $0.22 per share.

Duke Energy expects to continue its policy of paying regular cash dividends; however, there is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, and financial condition, and are subject to declaration by the Board of Directors.

Duke Energy’s operating subsidiaries have certain restrictions on their ability to transfer funds in the form of dividends or loans to Duke Energy. See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding these restrictions and their impacts on Duke Energy’s liquidity.

Issuer Purchases of Equity Securities for Fourth Quarter of 2008

There were no repurchases of equity securities during the fourth quarter of 2008.

PART II

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in Duke Energy Corporation common stock, as compared with the Standard & Poor’s (S&P) 500 Stock Index and the Philadelphia Utility Index for the five-year period 2004 through 2008.

This performance chart assumes $100 invested on December 31, 2003 in Duke Energy common stock, in the S&P 500 Stock Index and in the Philadelphia Utility Index and that all dividends are reinvested.

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008. In May 2008, Duke Energy’s Chief Executive Officer, as required by Section 303A.12(a) of the NYSE Listed Company Manual, certified to the NYSE that he was not aware of any violation by Duke Energy of the NYSE’s corporate governance listing standards.

PART II

Item 6. Selected Financial Data.(a)

	2008	2007	2006	2005	2004
	(in millions, except per-share amounts)
Statement of Operations
Total operating revenues	$13,207	$12,720	$10,607	$6,906	$6,357
Total operating expenses	10,765	10,222	9,210	5,586	5,074
Gains on sales of investments in commercial and multi-family real estate	—	—	201	191	192
Gains (losses) on sales of other assets and other, net	69	(5)	223	(55)	(435)
Operating income	2,511	2,493	1,821	1,456	1,040
Total other income and expenses	121	428	354	217	180
Interest expense	741	685	632	381	425
Minority interest (benefit) expense	(4)	2	13	24	(15)
Income from continuing operations before income taxes	1,895	2,234	1,530	1,268	810
Income tax expense from continuing operations	616	712	450	375	192
Income from continuing operations	1,279	1,522	1,080	893	618
Income (loss) from discontinued operations, net of tax	16	(22)	783	935	872
Income before cumulative effect of change in accounting principle and extraordinary items	1,295	1,500	1,863	1,828	1,490
Cumulative effect of change in accounting principle, net of tax and minority interest	—	—	—	(4)	—
Extraordinary items, net of tax	67	—	—	—	—
Net income	1,362	1,500	1,863	1,824	1,490
Dividends and premiums on redemption of preferred and preference stock	—	—	—	12	9
Earnings available for common stockholders	$1,362	$1,500	$1,863	$1,812	$1,481

Ratio of Earnings to Fixed Charges	3.4	3.7	2.6	2.4	1.6
Common Stock Data
Shares of common stock outstanding(b)
Year-end	1,272	1,262	1,257	928	957
Weighted average—basic	1,265	1,260	1,170	934	931
Weighted average—diluted	1,268	1,266	1,188	970	966
Earnings per share (from continuing operations)
Basic	$1.01	$1.21	$0.92	$0.94	$0.65
Diluted	1.01	1.20	0.91	0.92	0.64
Earnings (loss) per share (from discontinued operations)
Basic	$0.02	$(0.02)	$0.67	$1.00	$0.94
Diluted	0.01	(0.02)	0.66	0.96	0.90
Earnings per share (before cumulative effect of change in accounting principle and extraordinary items)
Basic	$1.03	$1.19	$1.59	$1.94	$1.59
Diluted	1.02	1.18	1.57	1.88	1.54
Earnings per share (from extraordinary items)
Basic	$0.05	$—	$—	$—	$—
Diluted	0.05	—	—	—	—
Earnings per share
Basic	$1.08	$1.19	$1.59	$1.94	$1.59
Diluted	1.07	1.18	1.57	1.88	1.54
Dividends per share(c)	0.90	0.86	1.26	1.17	1.10
Balance Sheet
Total assets	$53,077	$49,686	$68,700	$54,723	$55,770
Long-term debt including capital leases, less current maturities	$13,250	$9,498	$18,118	$14,547	$16,932

PART II

(a)	Significant transactions reflected in the results above include: 2007 spin-off of the natural gas businesses (see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”), 2006 merger with Cinergy (see Note 3 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets”), 2006 Crescent joint venture transaction and subsequent deconsolidation effective September 7, 2006 (see Note 3 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets”), 2005 DENA disposition, 2005 deconsolidation of DCP Midstream effective July 1, 2005, 2005 DEFS sale of TEPPCO and 2004 sale of the former DENA Southeast plants.
(b)	2006 increase primarily attributable to issuance of approximately 313 million shares in connection with Duke Energy’s merger with Cinergy (see Note 3 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets”).
(c)	2007 decrease due to the spin-off of the natural gas businesses to shareholders on January 2, 2007 as dividends subsequent to the spin-off were split proportionately between Duke Energy and Spectra Energy such that the sum of the dividends of the two stand-alone companies approximated the former total dividend of Duke Energy prior to the spin-off.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2008, 2007 and 2006.

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

EXECUTIVE OVERVIEW

2008 Financial Results. For the year-ended December 31, 2008, Duke Energy reported net income of $1,362 million and basic and diluted earnings per share (EPS) of $1.08 and $1.07, respectively, as compared to net income of $1,500 million and basic and diluted EPS of $1.19 and $1.18, respectively, for the year-ended December 31, 2007. Income from continuing operations was $1,279 million for 2008 as compared to $1,522 million for 2007. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) increased to $3,073 million in 2008 from $2,971 million in 2007.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

2008 Objectives. Planning for future capital expansion and the related regulatory cost recovery structures was a primary focus in 2008. Over the period 2009 through 2013, Duke Energy plans to spend approximately $25 billion on capital expenditures, with approximately $18 billion anticipated to support the U.S. Franchised Electric and Gas segment. During 2008 and early 2009, Duke Energy achieved important milestones with various state and federal regulators related to future capital projects. In the Carolinas, the North Carolina Department of Environment and Natural Resources (DENR) issued the final air permit for Cliffside Unit 6, the state of the art coal generation unit at Duke Energy Carolinas’ existing Cliffside Steam Station and Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement with an affiliate of The Shaw Group, Inc. related to participation in the construction of Cliffside Unit 6, which has a current cost estimate of approximately $2.4 billion, which includes approximately $0.6 billion of allowance for funds used during construction (AFUDC). On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant emissions determination documentation including revised emission source information to North Carolina Department of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply since Cliffside Unit 6 has been demonstrated to be a minor source of hazardous air pollutants. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. As of December 31, 2008, the Cliffside Unit 6 project was approximately 30% complete. Duke Energy Carolinas is also continuing to seek all necessary regulatory approvals for the proposed William States Lee III Nuclear Station, including December 2007 filings of a Combined Construction and Operating License (COL) application with the Nuclear Regulatory Commission (NRC), which was approved in February 2008, and requests to incur up to $230 million in development costs through 2009, which were approved in 2008. Although these actions are necessary steps as management continues to pursue the option of building a new nuclear plant, submitting these applications does not commit Duke Energy Carolinas to build a nuclear unit. In Indiana, the Indiana Utility Regulatory Commission (IURC) issued an order in November 2007 granting Duke Energy Indiana a Certificate of Public Convenience and Necessity (CPCN) for the proposed 630 megawatt (MW) Integrated Gasification Combined Cycle (IGCC) power plant at the Edwardsport Generating Station, and construction is underway. The order also approved the timely recovery of costs related to the project. On January 7, 2009, the IURC approved Duke Energy Indiana’s first semi-annual IGCC Rider including a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and cost recovery associated with a study on carbon capture. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant and entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation in December 2008 in connection with the construction of the plant.

Management is continuing its focus on reducing regulatory lag, which refers to the period of time between making an investment and earning a return and recovering that investment.

New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the Public Utility Commission of Ohio’s (PUCO) authority to approve an electric utility’s standard service offer through an electric security plan (ESP), which would allow for pricing structures similar to the current rate stabilization plan (RSP) in Ohio. On July 31, 2008, Duke

PART II

Energy Ohio filed a new generation pricing formula to be effective January 1, 2009, when the RSP is scheduled to expire. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, renewables and energy efficiency portfolio standards established by SB 221. On October 27, 2008 Duke Energy Ohio filed a Stipulation which results in a residential net rate increase of 2% in 2009 and in 2010, and a non-residential rate increase of 2% in 2009, 2010 and 2011. The Stipulation also allows the recovery of expenditures incurred to deploy SmartGrid infrastructure modernization technology on the distribution system. The recovery of such expenditures, net of savings, is subject to an annual residential revenue cap. Further, the Stipulation allows for the implementation of a new energy efficiency compensation model, referred to as Save-A-Watt, to achieve the energy efficiency mandate pursuant to the recent electric energy legislation. On December 17, 2008, the PUCO issued its finding and order, which adopted a modified Stipulation approving Duke Energy Ohio’s ESP. Specifically, the PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision have been filed by environmental groups and a residential customer advocate group.

Prior to December 17, 2008, Commercial Power did not apply the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS No. 71) due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. The approval of the ESP and SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy Ohio determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load meet the criteria established by SFAS No. 71 for regulatory accounting treatment. As a result of the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations, Commercial Power’s future results will be subject to less volatility that had been caused by the timing of under-and-over collections of certain costs, as well as the impacts of mark-to-market activity on certain coal and power derivatives.

On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. Certain rate design issues, which were unresolved at the time of the settlement, are currently under appeal at the Ohio Supreme Court.

On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it will seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. Management expects the rate case to be resolved by mid-2009. In addition, Duke Energy intends to file for electric rate increases in North Carolina and South Carolina in 2009, with rates becoming effective in 2010.

Global climate change was another primary focus of management during 2008. Duke Energy’s strategy for meeting customer demand while building a sustainable business that allows our customers and our shareholders to prosper in a carbon-constrained environment includes significant commitments to renewable energy, customer energy efficiency, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. In order to expand its wind energy operations, Commercial Power, through Duke Energy Generation Services (DEGS), acquired the wind power development assets of Energy Investor Funds from Tierra Energy in May 2007 and, in September 2008, acquired Catamount Energy Corporation (Catamount) from Diamond Castle Partners. DEGS currently has approximately 370 net MW of wind energy in operation and well over 5,000 MW of wind energy projects in the development pipeline. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC for approval of a Solar Photovoltaic (PV) Distributed Generation Program. The application seeks authorization to invest approximately $100 million to install approximately 850 solar PV facilities on customer rooftops and other customer and company owned property over a two-year period, resulting in a total generating capacity of 20 MW. On October 20, 2008, Duke Energy Carolinas filed rebuttal testimony, agreeing to reduce the size of the program to an investment of approximately $50 million to install a total generating capacity of 10 MW to address concerns raised by other parties to the proceeding. On December 31, 2008, the NCUC issued its Order Granting the CPCN subject to certain conditions.

Management is also making progress on increasing the role energy efficiency will have in meeting customers’ growing energy needs. Energy efficiency is considered a “fifth fuel” in the portfolio available to meet customers’ growing needs for electricity, along with coal, nuclear, natural gas and renewable energy. During 2007, new energy efficiency plans were filed in North Carolina, South Carolina and Indiana and energy efficiency programs were expanded in both Kentucky and Ohio. The energy efficiency plans filed in North Carolina,

PART II

South Carolina and Indiana are Save-A-Watt programs that would compensate Duke Energy for verified reductions in energy use and be available to all customer groups. In North Carolina, the NCUC ruled on February 26, 2009 to approve the proposed energy efficiency plan but did not approve cost recovery as the NCUC requested additional information regarding the earnings potential under the proposed Save-A-Watt recovery mechanism. In South Carolina the PSCSC issued a directive rejecting Duke Energy Carolinas’ Save-A-Watt energy efficiency plan on February 25, 2009. In Indiana, a settlement agreement was filed with the IURC between Duke Energy Indiana and several intervenors and an evidentiary hearing is expected to occur in the first quarter of 2009. On December 1, 2008, Duke Energy Kentucky filed an application for a Save-a-Watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio and Indiana. The ESP approved by the PUCO, as discussed above, includes certain stipulations for Duke Energy Ohio’s energy efficiency programs.

Overall, the regulatory and legislative accomplishments during 2008 have positioned Duke Energy well for 2009 and beyond.

Duke Energy Objectives – 2009 and beyond. Management of Duke Energy continues to focus on the following objectives:

•

Pursue a balanced approach to meeting future energy needs by pursuing new supply options, including energy efficiency, coal gasification, advanced pulverized coal, nuclear, natural gas-fired generation and renewable energy, while considering whether they are available, affordable, reliable and clean;

•	Pursue low-carbon and no-carbon solutions for meeting future energy needs in anticipation of a carbon-constrained world;
•	Control costs, run the businesses efficiently and provide excellent customer service; and
•	Meet 2009 financial objectives and, for the long-term, deliver on its promise to shareholders by steadily growing earnings and dividends.

The majority of future earnings are anticipated to be contributed from U.S. Franchised Electric and Gas, which consists of Duke Energy’s regulated businesses that currently own a capacity of approximately 28,000 megawatts of generation. The regulated generation portfolio consists of a mix of coal, nuclear, natural gas and hydroelectric generation, with the substantial majority of all of the sales of electricity coming from coal and nuclear generation facilities. Commercial Power has net capacity of approximately 7,550 megawatts of regulated and unregulated generation, excluding wind assets, of which approximately 4,000 megawatts serves retail customers under the ESP in Ohio. Approximately 75% of International Energy’s net capacity of approximately 4,000 megawatts of installed generation capacity in Latin America consists of base load hydroelectric capacity that carries a low level of dispatch risk; in addition, for 2009 approximately 90% of International Energy’s contractible capacity in Latin America is either currently contracted or receives a system capacity payment.

As a result of the downturn in the economy, Duke Energy has experienced reductions in sales volumes, most notably with respect to industrial customers. Management anticipates that recessionary pressures will continue in 2009, resulting in essentially flat kilowatt-hour sales in both the Carolinas and the Midwest service territories. In order to address these pressures, management is focused on containing costs and achieving constructive regulatory outcomes to reduce regulatory lag.

As mentioned earlier, during the five-year period from 2009 to 2013, Duke Energy anticipates total capital expenditures of approximately $25 billion. Of this amount, approximately 30% is expected to be spent on committed projects, including base load power plants to meet long term growth in customer demand, ongoing environmental projects, and nuclear fuel. Approximately 50% of capital expenditures are expected to be used primarily for overall system maintenance, customer connections, and corporate expenditures. Although these expenditures are ultimately necessary to ensure overall system maintenance and reliability, the timing of the expenditures may be influenced by broad economic conditions and customer growth. The remaining planned capital expenditures are of a discretionary nature and relate to growth opportunities in which Duke Energy may invest, provided there are opportunities to meet return expectations along with assurance of constructive regulatory treatment in the regulated businesses. Capital expenditures are currently estimated to be approximately $4.8 billion in 2009. These expenditures are principally related to expansion plans, maintenance costs, environmental spending related to Clean Air Act requirements and nuclear fuel. Duke Energy is committed to adding base load capacity at a reasonable price while modernizing the current generation facilities by replacing older, less efficient plants with cleaner, more efficient plants. Significant expansion projects include the new IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station, a new 825 MW coal unit at Duke Energy Carolinas’ existing Cliffside facility in North Carolina and new gas-fired generation units at Duke Energy Carolinas’ existing Dan River and Buck Steam Stations, as well as other additions due to system growth. Additionally, Duke Energy is evaluating the potential construction of the William States Lee III nuclear power plant in Cherokee County, South Carolina. Costs related to environmental spending are expected to decrease over the five-year period as the upgrades to comply with the new environmental regulations are completed.

Duke Energy anticipates capital expenditures at Commercial Power will primarily relate to growth opportunities, such as renewable energy generation projects and environmental control equipment, as well as maintenance on existing plants. Capital expenditures at

PART II

International Energy, which will be funded with cash held or raised by International Energy, will primarily be for strategic growth opportunities, as well as maintenance on existing plants. Duke Energy does not currently anticipate any additional capital investment related to its investment in the Crescent JV.

With the exception of equity issuances to fund the dividend reinvestment plan and other internal plans, Duke Energy does not currently anticipate funding capital expenditures with the issuance of common equity in the foreseeable future, but rather through the use of available cash and cash equivalents as well as the issuance of incremental debt. Further, at this time, Duke Energy does not believe the recent market developments significantly impact its ability to obtain financing and fully expects to have access to liquidity in the capital markets at reasonable rates and terms. Additionally, Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of approximately $3.14 billion. At December 31, 2008, Duke Energy has available borrowing capacity of approximately $1.2 billion under this facility. For further information related to management’s assessment of liquidity and capital resources, including known trends and uncertainties, see “Liquidity and Capital Resources” below.

As the majority of Duke Energy’s anticipated future capital expenditures are related to its regulated operations, a risk to Duke Energy is the ability to recover costs related to such expansion in a timely manner. Energy legislation passed in North Carolina and South Carolina in 2007 provides, among other things, mechanisms for Duke Energy to recover financing costs for new nuclear or coal base load generation during the construction phase. In Indiana, Duke Energy has received approval to recover its development costs for the new IGCC plant at the Edwardsport Generating Station. Duke Energy has received approval for nearly $260 million of future federal tax credits related to costs to be incurred for the modernization of Cliffside Unit 6, as well as the IGCC plant in Indiana. In addition, Duke Energy has received general assurances from the NCUC that the North Carolina allocable portion of development costs associated with the William States Lee III nuclear station will be recoverable through a future rate case proceeding as long as the costs are deemed prudent and reasonable. Duke Energy does not anticipate beginning construction of the proposed nuclear power plant without adequate assurance of cost recovery from the state legislators or regulators.

In summary, Duke Energy is coordinating its future capital expenditure requirements with regulatory initiatives in order to ensure adequate and timely cost recovery while continuing to provide low cost energy to its customers.

Economic Factors for Duke Energy’s Business. Duke Energy’s business model provides diversification between stable regulated businesses like U.S. Franchised Electric and Gas and certain portions of Commercial Power’s operations, and the traditionally higher-growth businesses like the unregulated portion of Commercial Power’s operations and International Energy. As was the case throughout 2008, all of Duke Energy’s businesses can be negatively affected by sustained downturns or sluggishness in the economy, including low market prices of commodities, all of which are beyond Duke Energy’s control, and could impair Duke Energy’s ability to meet its goals for 2009 and beyond.

Declines in demand for electricity as a result of economic downturns would reduce overall electricity sales and lessen Duke Energy’s cash flows, especially as industrial customers reduce production and, thus, consumption of electricity. A weakening economy could also impact Duke Energy’s customer’s ability to pay, causing increased delinquencies, slowing collections and lead to higher than normal levels of accounts receivables, bad debts and financing requirements. A portion of U.S. Franchised Electric and Gas’ business risk is mitigated by its regulated allowable rates of return and recovery of fuel costs under fuel adjustment clauses. The approval of the ESP in Ohio also helps mitigate a portion of the risk associated with certain portions of Commercial Power’s generation operations by providing mechanisms for recovery of certain costs associated with, among other things, fuel and purchased power for native-load customers.

If negative market conditions should persist over time and estimated cash flows over the lives of Duke Energy’s individual assets, including goodwill, do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules and diminish results of operations. A change in management’s intent about the use of individual assets (held for use versus held for sale) could also result in impairments or losses.

Duke Energy’s 2009 goals can also be substantially at risk due to the regulation of its businesses. Duke Energy’s businesses in the United States are subject to regulation on the federal and state level. Regulations, applicable to the electric power industry, have a significant impact on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and Duke Energy cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on its business.

Duke Energy’s earnings are impacted by fluctuations in commodity prices. Exposure to commodity prices generates higher earnings volatility in the unregulated businesses as there are timing differences as to when such costs are recovered in rates. To mitigate these risks, Duke Energy enters into derivative instruments to effectively hedge some, but not all, known exposures.

PART II

Additionally, Duke Energy’s investments and projects located outside of the United States expose Duke Energy to risks related to laws of other countries, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of foreign governments. Changes in these factors are difficult to predict and may impact Duke Energy’s future results.

Duke Energy also relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not met by cash flow from operations. An inability to access capital at competitive rates or at all could adversely affect Duke Energy’s ability to implement its strategy. Market disruptions or a downgrade of Duke Energy’s credit rating may increase its cost of borrowing or adversely affect its ability to access one or more sources of liquidity. Additionally, if current levels of market disruption and volatility continue or worsen, there are no assurances that commitments made by lenders under Duke Energy’s credit facilities will be available if needed as a source of funding due to the turmoil throughout the financial services industry.

For further information related to management’s assessment of Duke Energy’s risk factors, see Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS

Consolidated Operating Revenues

Year Ended December 31, 2008 as Compared to December 31, 2007. Consolidated operating revenues for 2008 increased approximately $487 million compared to 2007. This change was primarily driven by the following:

•

An approximate $419 million increase at U.S. Franchised Electric and Gas. See Operating Revenue discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $125 million increase at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	An approximate $55 million decrease at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information.

Year Ended December 31, 2007 as Compared to December 31, 2006. Consolidated operating revenues for 2007 increased $2,113 million, compared to 2006. This change was driven primarily by the following:

•

An approximate $1,642 million increase at U. S. Franchised Electric and Gas. See Operating Revenue discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information;

•	An approximate $550 million increase at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information; and
•	An approximate $117 million increase at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	An approximate $194 million decrease at Other. See Operating Revenue discussion within “Segment Results” for Other below for further information.

Consolidated Operating Expenses

Year Ended December 31, 2008 as Compared to December 31, 2007. Consolidated operating expenses for 2008 increased approximately $543 million compared to 2007. This change was driven primarily by the following:

•	An approximate $401 million increase at U.S. Franchised Electric and Gas. See Operating Expense discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information;
•	An approximate $123 million increase at International Energy. See Operating Expense discussion within “Segment Results” for International Energy below for further information; and
•	An approximate $27 million increase at Commercial Power. See Operating Expense discussion within “Segment Results” for Commercial Power below for further information.

PART II

Year Ended December 31, 2007 as Compared to December 31, 2006. Consolidated operating expenses for 2007 increased approximately $1,012 million, compared to 2006. This change was driven primarily by the following:

•

An approximate $1,169 million increase at U.S. Franchised Electric and Gas. See Operating Expense discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $326 million increase at Commercial Power. See Operating Expense discussion within “Segment Results” for Commercial Power below for further information.

Partially offsetting these increases were:

•	An approximate $400 million decrease in Other. See Operating Expense discussion within “Segment Results” for Other below for further information; and
•	An approximate $62 million decrease at International Energy. See Operating Expense discussion within “Segment Results” for International Energy below for further information.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Consolidated gains on sales of investments in commercial and multi-family real estate were zero in both 2008 and 2007 as a result of the deconsolidation of Crescent in September 2006 and the subsequent accounting for Duke Energy’s investment in Crescent as an equity method investment. Gains amounted to approximately $201 million in 2006. The gain in 2006 was driven primarily by pre-tax gains from the sale of two office buildings at Potomac Yard in Washington, D.C. and a gain on a land sale at Lake Keowee in northwestern South Carolina.

Consolidated Gains (Losses) on Sales of Other Assets and Other, net

Consolidated gains (losses) on sales of other assets and other, net was a gain of approximately $69 million in 2008, a loss of approximately $5 million for 2007 and a gain of approximately $223 million for 2006. The gain in 2008 relates primarily to Commercial Power’s sales of zero cost basis emission allowances, while the loss in 2007 relates primarily to Commercial Power’s sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in April 2006 which were written up to fair value as part of purchase accounting. The gain in 2006 was due primarily to the pre-tax gains resulting from the sale of an effective 50% interest in Crescent, creating a joint venture between Duke Energy and MSREF (approximately $246 million), partially offset by Commercial Power’s losses on sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in April 2006 which were written up to fair value as part of purchase accounting (approximately $29 million).

Consolidated Operating Income

Year Ended December 31, 2008 as Compared to December 31, 2007. For 2008, consolidated operating income increased approximately $18 million compared to 2007. Drivers to operating income are discussed above.

Year Ended December 31, 2007 as Compared to December 31, 2006. For 2007, consolidated operating income increased approximately $672 million compared to 2006. Increased operating income was partially driven by an approximate $237 million favorable impact generated during the first quarter of 2007 related to legacy Cinergy operations (reflected in the results for U.S. Franchised Electric and Gas and Commercial Power) for which there was zero in the comparable period of the prior year since the Cinergy merger occurred effective April 2006, as well as factors discussed above.

Other drivers to operating income are discussed above. For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses

Year Ended December 31, 2008 as Compared to December 31, 2007. For 2008, consolidated other income and expenses decreased approximately $307 million compared to 2007. This decrease was primarily driven by a decrease in equity earnings of approximately $259 million due primarily to impairment charges recorded by Crescent, of which Duke Energy’s proportionate share was approximately $238 million, partially offset by increased equity earnings from International Energy of approximately $25 million primarily related to its investment in National Methanol Company (NMC) primarily as a result of higher margins, an approximate $62 million decrease in interest income primarily due to favorable income tax settlements in 2007 and lower earnings on invested cash and short-term investment balances during 2008 as compared to 2007, an approximate $54 million decrease due to unfavorable investment returns and an approximate $34 million decrease associated with foreign currency losses due primarily to losses in 2008 associated with the remeasurement of certain U.S. dollar denominated cash and debt balances at International Energy, partially offset by an approximate $80 million increase

PART II

in the equity component of AFUDC as a result of increased capital spending and the absence of convertible debt charges of approximately $21 million recognized in 2007 related to the spin-off of Spectra Energy.

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

Consolidated Interest Expense

Year Ended December 31, 2008 as Compared to December 31, 2007. Consolidated interest expense increased approximately $56 million in 2008 as compared to 2007. This increase is primarily attributable to higher debt balances, partially offset by a higher debt component of AFUDC and capitalized interest due to increased capital spending.

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

Consolidated Minority Interest (Benefit) Expense

Year Ended December 31, 2008 as Compared to December 31, 2007. Minority interest (benefit) expense was a benefit of approximately $4 million for 2008 as compared to an expense of approximately $2 million in 2007. This decrease was primarily due to losses at Duke Energy Trading and Marketing, LLC (DETM).

Year Ended December 31, 2007 as Compared to December 31, 2006. For 2007, consolidated minority interest expense decreased $11 million, compared to 2006. This decrease was due primarily to lower earnings at Aguaytia in 2007 and the deconsolidation of Crescent.

Consolidated Income Tax Expense from Continuing Operations

Year Ended December 31, 2008 as Compared to December 31, 2007. For 2008, consolidated income tax expense from continuing operations decreased approximately $96 million compared to 2007. This decrease primarily resulted from lower pre-tax income in 2008 compared to 2007. The effective tax rate for the year ended December 31, 2008 increased to approximately 33% compared to 32% for the year ended December 31, 2007. The increase in the effective tax rate during 2008 is primarily attributable to adjustments related to prior year tax returns, an increase in foreign taxes, a decrease in the manufacturing deduction and a deferred state tax benefit recorded in 2007 partially offset by higher AFUDC equity and a tax benefit recorded for certain foreign restructurings.

Year Ended December 31, 2007 as Compared to December 31, 2006. For 2007, consolidated income tax expense from continuing operations increased approximately $262 million compared to 2006. The increase is primarily the result of higher pre-tax income in 2007 as compared to 2006. Additionally, the effective tax rate increased for the year ended December 31, 2007 (32%) compared to 2006 (29%), due primarily to prior year favorable tax settlements on research and development costs and nuclear decommissioning costs, and tax benefits related to the impairment of an investment in Bolivia, partially offset by an increase in the manufacturing deduction in 2007 and higher foreign taxes accrued in 2006.

Consolidated Income (Loss) from Discontinued Operations, net of tax

Consolidated income (loss) from discontinued operations was income of $16 million for 2008, a loss of $22 million for 2007 and income of $783 million for 2006. The 2008 amount is primarily comprised of Commercial Power’s sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority, which resulted in an approximate $15 million after-tax gain.

PART II

The 2007 amount is primarily comprised of an after-tax loss of approximately $18 million associated with former DENA contract settlements, an after-tax loss of approximately $8 million related to Cinergy commercial marketing and trading operations and after-tax earnings of approximately $23 million related to Commercial Power’s synfuel operations.

The 2006 amount is primarily comprised of after-tax earnings of approximately $953 million related to the natural gas businesses that were spun off to shareholders on January 2, 2007, approximately $140 million of after-tax losses associated with certain contract terminations or sales at former DENA, and the recognition of approximately $17 million of after-tax losses associated with exiting the Cinergy commercial marketing and trading operations.

See Note 14 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale” for additional information related to discontinued operations.

Extraordinary Item, net of tax

The reapplication of SFAS No. 71 on December 17, 2008 resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to total mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the ESP allows to be recovered through a fuel and purchased power rider.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so interest and dividend income on those balances, as well as gains and losses on remeasurement of foreign currency denominated balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Energy’s ownership interest in operations without regard to financing methods or capital structures.

See Note 2 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2008	2007	Variance 2008 vs. 2007	2006	Variance 2007 vs. 2006
	(in millions)
U.S. Franchised Electric and Gas	$2,398	$2,305	$93	$1,811	$494
Commercial Power	264	278	(14)	47	231
International Energy	411	388	23	163	225

Total reportable segment EBIT	3,073	2,971	102	2,021	950
Other(a)(b)	(568)	(260)	(308)	(5)	(255)

Total reportable segment EBIT and other	2,505	2,711	(206)	2,016	695
Interest expense	(741)	(685)	56	(632)	(53)
Interest income and other(c)	131	208	(77)	146	62

Consolidated earnings from continuing operations before income taxes	$1,895	$2,234	$(339)	$1,530	$704

(a)	Other includes the results of Crescent for all periods presented as, beginning in the fourth quarter of 2008, Crescent is no longer an operating segment of Duke Energy.
(b)	In September 2006, Duke Energy completed a joint venture transaction of Crescent. As a result, Other segment data for 2006 includes Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006.
(c)	Other within Interest income and other includes foreign currency transaction gains and losses and additional minority interest expense not allocated to the segment results.

PART II

Minority interest expense presented below includes only minority interest expense related to EBIT of Duke Energy’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures.

Segment EBIT, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements.

U.S. Franchised Electric and Gas

	Years Ended December 31,
	2008	2007	Variance 2008 vs. 2007	2006	Variance 2007 vs. 2006
	(in millions, except where noted)
Operating revenues	$10,159	$9,740	$419	$8,098	$1,642
Operating expenses	7,889	7,488	401	6,319	1,169
Gains (losses) on sales of other assets and other, net	6	—	6	—	—

Operating income	2,276	2,252	24	1,779	473
Other income and expenses, net	122	53	69	32	21

EBIT	$2,398	$2,305	$93	$1,811	$494

Duke Energy Carolinas’ GWh sales(a)	85,476	86,604	(1,128)	82,652	3,952
Duke Energy Midwest GWh sales(a)(b)(c)	62,523	64,570	(2,047)	46,069	18,501
Net proportional MW capacity in operation(d)	27,438	27,586	(148)	27,590	(4)

(a)	Gigawatt-hours (GWh).
(b)	Relates to operations of former Cinergy from the date of acquisition and thereafter.
(c)	Duke Energy Ohio Inc. (Duke Energy Ohio), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky) collectively referred to as Duke Energy Midwest.
(d)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas.

Increase (decrease) over prior year	2008	2007	2006
Residential sales(a)	(0.5)%	6.5%	(1.2)%
General service sales(a)	(0.5)%	5.4%	1.4%
Industrial sales(a)	(5.5)%	(2.3)%	(3.8)%
Wholesale sales	11.9%	40.9%	(38.7)%
Total Duke Energy Carolinas’ sales(b)	(1.3)%	4.8%	(3.1)%
Average number of customers	1.5%	2.0%	2.0%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest

Increase (decrease) over prior year	2008	Nine Months Ended December 31, 2007
Residential sales(a)	(3.0)%	6.7%
General service sales(a)	(1.2)%	6.3%
Industrial sales(a)	(6.5)%	(0.4)%
Wholesale sales	1.5%	7.7%
Total Duke Energy Midwest sales(b)	(3.2)%	4.5%
Average number of customers	0.3%	0.8%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART II

Year Ended December 31, 2008 as Compared to December 31, 2007

Operating Revenues. The increase was driven primarily by:

•

A $474 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates in all regions and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers. Fuel revenues represent sales to both retail and wholesale customers; and

•	A $92 million increase related to substantial completion in 2007 of the sharing of anticipated merger savings through rate decrement riders with regulated customers.

Partially offsetting these increases were:

•	A $73 million decrease in weather adjusted sales volumes to retail customers reflecting the overall declining economic conditions, which are primarily impacting the industrial sector;
•

A $53 million decrease in retail rates and rate riders primarily related to the new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers and higher gas base rates implemented in the second quarter of 2008 for Duke Energy Ohio; and

•

A $49 million decrease in GWh/thousand cubic feet (Mcf) sales to retail customers due to milder weather in 2008 compared to 2007. While weather statistics for heating degree days in 2008 were favorable compared to 2007, this favorable impact was more than offset by the impact of fewer cooling degree days in 2008 compared to 2007.

Operating Expenses. The increase was driven primarily by:

•

A $441 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to higher coal and natural gas prices and increased purchased power. This increase also reflects a $21 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and U.S. Department of Justice resolving Duke Energy Carolinas’ used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized on March 5, 2007;

•	A $67 million increase in depreciation due primarily to additional capital spending; and
•

A $66 million increase in operating and maintenance expenses primarily due to higher scheduled outage and maintenance costs at nuclear and fossil generating plants, storm costs primarily in the Midwest related to Hurricane Ike in September 2008 net of deferral of a portion of the Ohio and Kentucky storm costs associated with Hurricane Ike, increased capacity costs due to additional contracts that were entered into in late 2007 to ensure customer electricity needs were met despite ongoing drought conditions and increased power delivery maintenance charges to increase system reliability, partially offset by lower benefit costs including short-term incentives.

Partially offsetting these increases was:

•

A $170 million decrease in regulatory amortization expenses, including approximately $187 million for the amortization of compliance costs related to North Carolina clean air legislation, which was completed in 2007. This decrease was partially offset by the write-off in 2007 of a portion of the investment in the GridSouth RTO (approximately $17 million) per a rate order from the NCUC.

Other Income and Expenses, net. The increase is due primarily to the equity component of AFUDC due to additional capital spending for ongoing construction projects and a favorable $25 million IURC ruling.

EBIT. The increase resulted primarily from decreased regulatory amortization, the substantial completion of the required rate reductions due to the merger with Cinergy and increased AFUDC. These increases were partially offset by the impacts of the unfavorable economy on sales, milder weather, additional depreciation as rate base increased during 2008, higher operation and maintenance costs, overall net lower retail rates and rate riders, and the 2007 DOE settlement.

Matters Impacting Future U.S. Franchised Electric and Gas Results

U.S. Franchised Electric and Gas continues to increase the number of retail customers served, maintain low costs and deliver high-quality customer service in the Carolinas and Midwest; however, sales to all retail customer classes were negatively impacted by the economic downturn in 2008, particularly sales to the industrial and residential sector. These trends are expected to continue for some period into 2009, and perhaps beyond, until the economy begins to recover. The general decline in the textile industry in the Carolinas, exacerbated by the struggling economy, is also expected to continue in 2009, fueled by the expiration of certain import limitations related to foreign textile products.

PART II

The North Carolina rate order resulting from the 2007 rate review included a one-time increment rider of approximately $80 million related to merger savings, effective for retail sales in 2008. The expiration of this rider will have an unfavorable impact on 2009 revenue. Various regulatory activities will continue in 2009. Additionally, Duke Energy Carolinas will continue to consider pursuing legislative initiatives that would allow more real-time recovery of costs. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters” for information regarding various regulatory activities that could impact U.S. Franchised Electric and Gas in 2009, including the PUCO’s December 17, 2008 approval of Duke Energy Ohio’s ESP.

U.S. Franchised Electric and Gas evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets”. For further information on key assumptions that impact U.S. Franchised Electric and Gas’ goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment. As of the date of the 2008 annual impairment analysis, the fair value of U.S. Franchised Electric and Gas’ reporting units exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the U.S. Franchised Electric and Gas reporting units have been impaired. Should any such triggering events or circumstances occur in 2009 that would more likely than not reduce the fair value of a reporting unit below its carrying value, management would perform an interim impairment assessment of U.S. Franchised Electric and Gas’ goodwill and it is possible that goodwill impairment charges could be recorded as a result of these assessments. At December 31, 2008, the U.S. Franchised Electric and Gas segment had goodwill of approximately $3.5 billion.

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

PART II

Partially offsetting these increases was:

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

Other Income and Expenses, net. The increase is primarily attributable to the equity component of AFUDC earned from additional capital spending for ongoing construction projects.

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

Commercial Power

	Years Ended December 31,
	2008	2007	Variance 2008 vs. 2007	2006	Variance 2007 vs. 2006
	(in millions, except where noted)
Operating revenues	$1,826	$1,881	$(55)	$1,331	$550
Operating expenses	1,645	1,618	27	1,292	326
Gains (losses) on sales of other assets and other, net	59	(7)	66	(29)	22

Operating income	240	256	(16)	10	246
Other income and expenses, net	24	22	2	37	(15)

EBIT	$264	$278	$(14)	$47	$231

Actual plant production, GWh(a)	20,199	23,702	(3,503)	17,640	6,062
Net proportional megawatt capacity in operation	7,641	8,019	(378)	8,100	(81)

Year Ended December 31, 2008 as compared to December 31, 2007

Operating Revenues. The decrease was primarily driven by:

•	A $21 million decrease in wholesale electric revenues due to lower hedge realization and lower generation volumes primarily resulting from increased plant outages in 2008 compared to 2007;
•

A $20 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $72 million in 2008 compared to losses of $52 million in 2007; and

•	A $17 million decrease in revenues due to lower generation volumes from the Midwest gas-fired assets resulting from milder weather net of increased PJM capacity revenues in 2008 compared to 2007.

Operating Expenses. The increase was primarily driven by:

•	An $82 million impairment of emission allowances due to the invalidation of the CAIR in July 2008;
•

A $68 million increase in fuel expense due to mark-to-market losses on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2008 compared to gains of $65 million in 2007; and

•	A $14 million increase in plant maintenance expenses resulting from increased plant outages in 2008 compared to 2007.

Partially offsetting these increases were:

•

A $63 million decrease in emission allowance expenses due to lower cost basis emission allowances consumed and lower overall emission allowance consumption due to installation of flue gas desulfurization equipment and lower generation volumes due to increased plant outages in 2008 compared to 2007;

•

A $46 million decrease in net fuel and purchased power expense for retail load due to realized gains on fuel hedges partially offset by higher purchased power as a result of increased plant outages in 2008 compared to 2007; and

PART II

•

A $24 million decrease in fuel and operating expenses for the Midwest gas-fired assets primarily due to lower generation volumes and lower amortization of locked-in hedge losses in 2008 compared to 2007, net of an approximate $15 million bad debt reserve related to the Lehman Bros. bankruptcy and higher plant maintenance expenses.

Gains (Losses) on Sales of Other Assets and Other, net. The increase in 2008 as compared to 2007 is attributable to gains on sales of emission allowances in 2008 compared to losses on sales of emission allowances in 2007. Gains in 2008 were a result of sales of zero cost basis emission allowances, while losses in 2007 were as a result of sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in 2006 which were written up to fair value as part of purchase accounting.

EBIT. The decrease is primarily attributable to higher mark-to-market losses on economic hedges due to decreasing commodity prices, the impairment of emission allowances, lower retail and wholesale revenues resulting from lower volumes due to the weakening economy and plant outages. Partially offsetting these decreases were gains on sales of zero cost basis emission allowances, lower emission allowance expense due to lower cost basis emission allowances consumed and lower consumption due to installation of flue gas desulfurization equipment and lower purchase accounting expense primarily due to the RSP valuation.

Matters Impacting Future Commercial Power Results

Commercial Power’s current strategy is focused on maximizing the returns and cash flows from its current portfolio, as well as growing its non-regulated renewable energy portfolio. Results for Commercial Power are sensitive to changes in power supply, power demand, fuel prices and weather, as well as dependent upon completion of energy asset construction projects and tax credits on renewable energy production.

Commercial Power’s generation operations in the Midwest include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native. Prior to December 17, 2008, Commercial Power did not apply the provisions of SFAS No. 71 due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the PUCO approved Duke Energy Ohio’s ESP, which resulted in the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations as of that date.

From January 1, 2005 through December 31, 2008, Commercial Power had been operating under a RSP, which is a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that, upon the expiration of the RSP, there would be a move to full competitive markets. Accordingly, Commercial Power did not apply the provisions of SFAS No. 71 to any of its generation operations prior to December 17, 2008. In connection with the approval of the ESP, Duke Energy Ohio reassessed the applicability of SFAS No. 71 to Commercial Power’s generation operations as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy Ohio determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load meet the criteria established by SFAS No. 71 for regulatory accounting treatment as SB 221 and Duke Energy’s approved ESP solidified the automatic recovery of certain costs of its generation serving native load and increased the likelihood that these operations will remain under a cost recovery model for certain costs for the foreseeable future.

Under the ESP, Commercial Power will bill for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of the automatic recovery of certain of these riders, which includes, but is not limited to, a fuel and purchased power (FPP) rider and portions of a cost of environmental compliance (AAC) rider. Accordingly, Commercial Power began applying SFAS No. 71 to the corresponding RSP riders granting automatic recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow automatic cost recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative supplier for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. The level of switching to date has been insignificant. Duke Energy Ohio will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations.

PART II

As a result of the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations, Commercial Power’s future results will be subject to less volatility that had been caused by the timing of under-and-over collections of certain costs, as well as the impacts of mark-to-market activity on certain coal and power derivatives.

Commercial Power evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets”. For further information on key assumptions that impact Commercial Power’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment. As of the date of the 2008 annual impairment analysis, the fair value of Commercial Power’s reporting units exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of Commercial Power’s reporting units have been impaired. Should any such triggering events or circumstances occur in 2009 that would more likely than not reduce the fair value of a reporting unit below its carrying value, management would perform an interim impairment assessment of Commercial Power’s goodwill and it is possible that goodwill impairment charges could be recorded as a result of these assessments. At December 31, 2008, the Commercial Power segment had goodwill of approximately $960 million.

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

Partially offsetting these increases were:

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

PART II

International Energy

	Years Ended December 31,
	2008	2007	Variance 2008 vs. 2007	2006	Variance 2007 vs. 2006
	(in millions, except where noted)
Operating revenues	$1,185	$1,060	$125	$943	$117
Operating expenses	899	776	123	838	(62)
Gains (losses) on sales of other assets and other, net	1	—	1	(1)	1

Operating income	287	284	3	104	180
Other income and expenses, net	146	114	32	76	38
Minority interest expense	22	10	12	17	(7)

EBIT	$411	$388	$23	$163	$225

Sales, GWh	18,066	17,127	939	18,501	(1,374)
Net proportional megawatt capacity in operation	4,018	3,968	50	3,922	46

Year Ended December 31, 2008 as Compared to December 31, 2007

Operating Revenues. The increase was driven primarily by:

•	A $60 million increase in Brazil due to higher sales prices, higher demand and favorable exchange rates;
•	A $49 million increase in Guatemala and El Salvador due to favorable sales prices partially offset by lower dispatch; and
•	A $15 million increase in Argentina due to favorable sales prices as a result of higher demand.

Operating Expenses. The increase was driven primarily by:

•	A $70 million increase in Guatemala and El Salvador primarily due to higher fuel prices;
•	A $57 million increase in Peru primarily due to higher purchased power, fuel costs, and royalty fees due to unfavorable hydrology and higher oil reference pricing; and
•	A $15 million increase in Argentina due to higher gas and power marketing purchases and increased fuel prices.

Partially offsetting these increases was:

•

A $24 million decrease in Ecuador due to lower fuel consumption and maintenance costs as a result of lower thermal dispatch and the reversal of a bad debt allowance as a result of collection of an arbitration award; and

•	A $5 million decrease in Brazil due to a transmission credit adjustment and reversal of a bad debt allowance as a result of a customer settlement, partially offset by unfavorable exchange rates.

Other Income and Expenses, net. The increase was driven primarily by a $16 million increase in equity earnings at NMC as a result of higher pricing and volumes for both methanol and methyl tertiary butyl ether (MTBE) and approximately $9 million of increased equity earnings at Attiki due to a hedge termination.

EBIT. The increase in EBIT was primarily due to higher average prices, increased demand, and favorable exchange rates in Brazil, higher MTBE and methanol margins and sales volumes at NMC; partially offset by unfavorable hydrology, higher royalty fees and the lack of the 2007 transmission congestion in Peru, and unfavorable results in Guatemala, primarily due to higher fuel prices and maintenance costs.

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

PART II

The results of International Energy’s earnings from projects accounted for on the equity method are loosely correlated to the price of crude oil and other commodities. As a result of the decline in oil and other commodity prices, International Energy anticipates that earnings from equity projects, which contributed approximately $127 million of EBIT in 2008, will be lower in 2009 than in 2008.

International Energy evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets”. For further information on key assumptions that impact International Energy’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment. As of the date of the 2008 annual impairment analysis, the fair value of International Energy’s reporting units exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, management is continuing to monitor the impact of recent market and economic events, including the impacts of foreign exchange rates in all jurisdictions, as well as the impacts of commodity prices, such as crude oil, on the results of NMC, to determine if it is more likely than not that the carrying value of International Energy’s reporting units have been impaired. Should any such triggering events or circumstances occur in 2009 that would more likely than not reduce the fair value of a reporting unit below its carrying value, management would perform an interim impairment assessment of International Energy’s goodwill and it is possible that goodwill impairment charges could be recorded as a result of these assessments. At December 31, 2008, the International Energy segment had goodwill of approximately $260 million.

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

Partially offsetting these increases were:

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

Partially offsetting these decreases were:

•	A $50 million increase in Brazil primarily due to higher exchange rates and higher regulatory and purchased power costs;
•	A $37 million increase in Guatemala due to increased fuel used as a result of higher dispatch and higher maintenance costs as a result of unplanned outages; and
•	An $8 million increase in Argentina due to higher maintenance costs.

Other Income and Expenses, net. The increase was driven primarily by a $26 million increase in equity earnings at NMC as a result of higher methanol and methyl tertiary butyl ether (MTBE) margins, as well as the absence of a $17 million impairment of the Campeche equity investment recorded in 2006.

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

PART II

Other

	Years Ended December 31,
	2008	2007	Variance 2008 vs 2007	2006	Variance 2007 vs 2006
	(in millions)
Operating revenues	$134	$167	$(33)	$361	$(194)
Operating expenses	429	467	(38)	867	(400)
Gains on sales of investments in commercial and multi-family real estate	—	—	—	201	(201)
Gains (losses) on sales of other assets and other, net	3	2	1	254	(252)

Operating income	(292)	(298)	6	(51)	(247)
Other income and expenses, net	(288)	37	(325)	42	(5)
Minority interest expense (benefit)	(12)	(1)	(11)	(4)	3

EBIT	$(568)	$(260)	$(308)	$(5)	$(255)

Prior to the fourth quarter of 2008, Crescent was a reportable business segment of Duke Energy. Beginning in the fourth quarter of 2008, Crescent is no longer considered an operating segment of Duke Energy as Duke Energy’s chief operating decision maker no longer reviews Crescent’s operating results in order to make resource allocation decisions and evaluate its performance. Accordingly, the results of Crescent have been included in Other for all periods presented. As a result of Duke Energy recording its proportionate share of Crescent’s impairment losses, the carrying value of Duke Energy’s investment in Crescent has been reduced to zero at December 31, 2008. Beginning in the fourth quarter of 2008, in accordance with Accounting Principles Bulletin (APB) 18, “The Equity Method of Accounting for Investments in Common Stock,” Duke Energy suspended applying the equity method of accounting to its investment in Crescent since its investment has been reduced to zero. Accordingly, Duke Energy will not record additional losses related to its investment in Crescent. However, should Crescent begin reporting net income in future periods, Duke Energy may resume applying the equity method of accounting after its proportionate share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Year Ended December 31, 2008 as Compared to December 31, 2007

Operating Revenues. The reduction was driven primarily by higher premiums earned by Bison in 2007 related to the assumption of liabilities by Bison from other Duke Energy business units.

Operating Expenses. The reduction was primarily driven by the establishment of reserves related to liabilities assumed by Bison from other Duke Energy business units in 2007 with no comparable charges in 2008, a prior year donation to the Duke Foundation, reduced benefit costs, and decreased severance costs. These favorable variances were partially offset by a prior year benefit related to contract settlement negotiations and unfavorable property loss experience at Bison.

Other Income and Expenses, net. The increase in net expense was primarily driven by approximately $230 million of losses at Crescent in 2008 compared to earnings of approximately $38 million in 2007 due to Duke Energy recording its proportionate share of impairment charges recorded by Crescent and lower earnings as a result of the downturn in the real estate market, unfavorable returns on investments related to executive life insurance and lower investment income at Bison, partially offset by prior year convertible debt charges of approximately $21 million related to the spin-off of Spectra Energy with no comparable charges in 2008.

EBIT. The decrease was due to Duke Energy’s proportionate share of impairment charges recorded by Crescent and lower overall earnings at Crescent, a prior year benefit related to contract settlement negotiations, unfavorable investment returns and unfavorable property loss experience at Bison, partially offset by a prior year donation to Duke Foundation, prior year convertible debt charges, decreased severance costs and reduced benefits costs.

PART II

Matters Impacting Future Other Results

Other’s future results could be impacted by continued volatility in the debt and equity markets and other economic conditions, which could result in the recording of other-than-temporary impairment charges to reduce the carrying value of investments in debt and equity securities, including certain investments in auction rate debt securities, to their estimated fair value. Duke Energy analyzes all investments in debt and equity securities to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Duke Energy has guaranteed approximately $100 million of outstanding surety bonds and letters of credit related to projects at Crescent. This amount represents the face value of the guarantees; however, Crescent has already completed a substantial portion of its obligations under these guarantees. As of December 31, 2008, it is reasonably possible that Duke Energy could have exposure of approximately $40 million under these guarantees should Crescent fail to perform under its obligations associated with these projects, which would become more likely should Crescent declare bankruptcy in the near future. See Note 12 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions,” for a discussion of impairment losses recorded by Crescent during 2008 and Crescent’s significant debt obligations as of December 31, 2008.

Year Ended December 31, 2007 as Compared to December 31, 2006

Operating Revenues. The decrease was driven primarily by:

•	A $221 million decrease due to the deconsolidation of Crescent effective September 7, 2006.

Partially offsetting this decrease was:

•	A $15 million increase related to revenues earned for services performed for Spectra Energy, and
•	A $14 million increase related to DETM, primarily driven by mark-to-market activity.

Operating Expenses. The decrease was driven primarily by:

•	A $160 million decrease due to the deconsolidation of Crescent effective September 7, 2006;
•

A $110 million decrease related to contract settlement negotiations. Duke Energy was party to an agreement with a third party service provider related to certain future purchases. The agreement contained certain damage payment provisions if qualifying purchases were not initiated by September 2008. In the fourth quarter of 2006, Duke Energy initiated early settlement discussions regarding this agreement and recorded a reserve of approximately $65 million. During the year ended December 31, 2007, Duke Energy paid the third party service provider approximately $20 million, which directly reduced Duke Energy’s future exposure under the agreement, and further reduced the reserve by $45 million based upon qualifying purchase commitments that fulfilled Duke Energy’s obligations under the agreement.

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

Partially offsetting these decreases were:

•

A $25 million increase due to a donation to the Duke Foundation, a non-profit organization funded by Duke Energy shareholders that makes charitable contributions to selected non-profits and government subdivisions; and

•	A $12 million increase related to employee severance costs.

Gains on sales of investments in Commercial and Multi-family real estate. The decrease was due to the deconsolidation of Crescent effective September 7, 2006.

Gains (Losses) on Sales of Other Assets and Other, net. The decrease was driven primarily by a $246 million pre-tax gain resulting from the sale of and effective 50% interest in Crescent.

PART II

Other Income and Expenses, net. The decrease was driven primarily by convertible debt charges of approximately $21 million related to the spin-off of Spectra Energy, partially offset by a $9 million increase due to the deconsolidation of Crescent effective September 7, 2006 and an increase in investment returns related to executive life insurance of $8 million.

EBIT. The decrease was primarily driven by a gain on the sale of ownership interest in Crescent in the third quarter 2006 and lower results due to the downturn in the real estate market, an increase in captive insurance expenses, a donation to the Duke Foundation, convertible debt charges related to the spin-off of Spectra Energy and employee severance charges, partially offset by contract settlement negotiations, lower charges for mutual insurance exit obligations, the reduction of costs to achieve related to the Cinergy merger, lower governance and other corporate costs and a decrease in amortization costs related to Crescent capitalized interest.

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

Regulatory Accounting

Duke Energy accounts for certain of its regulated operations (primarily U.S. Franchised Electric and Gas and certain portions of Commercial Power) under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under U.S. Generally Accepted Accounting Principles (GAAP) for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income. Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, nuclear decommissioning costs and amortization of regulatory assets. Total regulatory assets were $4,077 million as of December 31, 2008 and $2,645 million as of December 31, 2007. Total regulatory liabilities were $2,678 as of December 31, 2008 and $2,674 million as of December 31, 2007. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

In order to apply the accounting provisions of SFAS No. 71 and record regulatory assets and liabilities, the scope criteria in SFAS No. 71 must be met. Management makes significant judgments in determining whether the scope criteria of SFAS No. 71 are met for its operations, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs. If facts and circumstances change so that a portion of Duke Energy’s regulated operations meet all of the scope criteria set forth in SFAS No. 71 when such criteria had not been previously met, SFAS No. 71 would be reapplied to all or a separable portion of the operations. Such reapplication includes adjusting the balance sheet for amounts that meet the definition of a regulatory asset or regulatory liability of SFAS 71.

Commercial Power owns, operates and manages power plants in the Midwestern United States. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s generation in Ohio, primarily coal-fired assets, that are dedicated to serve Ohio native load

PART II

customers (native load), and five Midwestern gas-fired non-regulated generation assets that are not dedicated to serve Ohio native load customers (non-native). The non-native generation operations are not accounted for under SFAS No. 71 as these operations do not meet the scope criteria. Most of the generation asset native load output in Ohio was contracted through the RSP through December 31, 2008. As discussed further in the notes to the Consolidated Financial Statements, specifically Note 1, “Summary of Significant Accounting Policies” and Note 4, “Regulatory Matters”, beginning on December 17, 2008, Commercial Power reapplied the provisions of SFAS No. 71 to certain portions of its native load operations due to the passing of SB 221 and the approval of the ESP. However, other portions of Commercial Power’s native load operations continue to not meet the scope criteria of SFAS No. 71, as certain costs of the native load operations do not result in a rate structure designed to recover the specific costs of that portion of the operations. Despite certain portions of the Ohio native load operations not being subject to the accounting provisions of SFAS No. 71, all of Commercial Power’s Ohio native load operations’ rates are such to approval by the PUCO, and thus these operations are referred to here-in as Commercial Power’s regulated operations. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of Commercial Power’s regulatory assets will not be recovered through the established riders. Duke Energy will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations.

No other operations within Commercial Power, and no operations within the International Energy business segment, meet the criteria for accounting under SFAS No. 71.

Substantially all of U.S. Franchised Electric and Gas’s operations meet the scope criteria in SFAS No. 71 and thus its costs of business and related revenues can result in the recording of regulatory assets and liabilities, as described above.

Goodwill Impairment Assessments

At December 31, 2008 and 2007, Duke Energy had goodwill balances of $4,720 million and $4,642 million, respectively. Duke Energy evaluates the impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The majority of Duke Energy’s goodwill at December 31, 2008 and 2007 relates to the acquisition of Cinergy in April 2006, whose assets are primarily included in the U.S. Franchised Electric and Gas and Commercial Power segments. The remainder relates to International Energy’s Latin American operations. As of the acquisition date, Duke Energy allocates goodwill to a reporting unit, which Duke Energy defines as an operating segment or one level below an operating segment. As required by SFAS No. 142, Duke Energy performs an annual goodwill impairment test and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Duke Energy performs its annual impairment assessment as of August 31 each year. Duke Energy primarily uses a discounted cash flow analysis to determine the fair value of its reporting units. Key assumptions used in the analysis include, but are not limited to, the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors, into its revenue and expense forecasts. Duke Energy did not record any impairment on its goodwill as a result of the 2008, 2007 or 2006 impairment tests required by SFAS No. 142.

One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (WACC) for each individual reporting unit. The WACC takes into account both the cost of equity and pre-tax cost of debt. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. In determining the appropriate WACC for each of Duke Energy’s reporting units, Duke Energy considered current and historical market data for risk free interest rates over a 10-year period and applied an appropriate equity risk premium for the equity component of the WACC, and utilized credit ratings and appropriate risk premiums for the debt component. Duke Energy also considered implied WACC’s for certain peer companies in determining the appropriate WACC rates to use. The discount rates used for calculating the fair values as of August 31, 2008 for each of Duke Energy’s domestic reporting units were commensurate with the risks associated with each reporting unit and ranged from 6.75% to 8%. For Duke Energy’s international operations, a base discount rate of 8% was used, with specific adders used for each separate jurisdiction in which International Energy operates to reflect the differing risk profiles of the jurisdictions. This resulted in discount rates for the August 31, 2008 goodwill impairment test for the international operations ranging from 8.6% to 12.2%.

Additionally, estimated future cash flows are based on Duke Energy’s internal business plan. Duke Energy’s internal business plan reflects management’s assumptions related to customer usage and attrition based on internal data and economic data obtained from third party sources, as well as projected commodity pricing data. The business plan assumes the occurrence of certain events in the

PART II

future, such as the outcome of future rate filings, future approved rates of returns on equity, anticipated earnings/returns related to significant future capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also makes assumptions regarding the run rate of operation, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of Duke Energy’s reporting units to be significantly different in future periods.

These underlying assumptions and estimates are made as of a point in time; subsequent changes, particularly changes in the discount rates or growth rates inherent in management’s estimates of future cash flows, could result in a future impairment charge to goodwill. Management continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

The impairment analysis as of August 31, 2008 did not indicate that the fair value of any of Duke Energy’s reporting units were less than its book value. As an overall test of the reasonableness of the estimated fair values of the reporting units, Duke Energy reconciled the combined fair value estimates of its reporting units to its market capitalization as of August 31, 2008. The reconciliation confirmed that the fair values were reasonably representative of market views when applying a reasonable control premium to the market capitalization. Additionally, Duke Energy would perform an interim impairment assessment should any events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Subsequent to August 31, 2008, management did not identify any indicators of potential impairment that required an update to the annual impairment assessment. This reflects the fact that the majority of Duke Energy’s business is in environments that are either fully or partially rate-regulated. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, Duke Energy operates to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions. However, management will continue to monitor changes in the business, as well as overall market conditions and economic factors that could require additional impairment assessments.

Revenue Recognition

Revenues on sales of electricity and gas, primarily at U.S. Franchised Electric and Gas, are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue/kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at December 31, 2008 and 2007 were approximately $360 million and $380 million, respectively.

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

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,031 million and $1,082 million as of December 31, 2008 and 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term fore-

PART II

cast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,099 million in excess of the self insured retention. Insurance recoveries of approximately $1,032 million and $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2008 and 2007, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

For further information, see Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

For further information, see Note 6 to the Consolidated Financial Statements, “Income Taxes.”

Pension and Other Post-Retirement Benefits

Duke Energy accounts for its defined benefit pension plans using SFAS No. 87, “Employers’ Accounting for Pensions,” (SFAS No. 87) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158). Under SFAS No. 87, pension income/expense is recognized on an accrual basis over employees’ approximate service periods. Other post-retirement benefits are accounted for using SFAS No. 106, “Employers ‘ Accounting for Postretirement Benefits Other Than Pensions,” (SFAS No. 106).

PART II

In accordance with the measurement date provision of SFAS No. 158, in 2007, Duke Energy changed its measurement date from September 30 to December 31.

Funding requirements for defined benefit (DB) plans are determined by government regulations, not SFAS No. 87. Duke Energy made voluntary contributions to its DB retirement plans of zero in 2008, $350 million in 2007 and $124 million in 2006. In the first quarter of 2009, Duke Energy made a voluntary contribution to its DB retirement plans in 2009 of $500 million. Additionally, during 2007, Duke Energy contributed approximately $62 million to its other post-retirement benefit plans.

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

Duke Energy recognized pre-tax qualified pension cost of $46 million in 2008. In 2009, Duke Energy’s qualified pension cost is expected to be approximately $40 million lower than in 2008 as a result of the aforementioned approximate $500 million 2009 DB retirement plan contribution. Non-qualified pension cost and other post-retirement benefits cost are expected to remain approximately the same as 2008.

For both pension and other post-retirement plans, Duke Energy assumed that its plan’s assets would generate a long-term rate of return of 8.5% as of December 31, 2008. The assets for Duke Energy’s pension and other post-retirement plans are maintained in a master trust. The investment objective of the master trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation target was set after considering the investment objective and the risk profile with respect to the trust. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The expected long-term rate of return of 8.5% for the plan’s assets was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted average returns expected by asset classes were 3.1% for U.S. equities, 2.8% for Non U.S. equities, 2.5% for fixed income securities, and 0.3% for real estate.

If Duke Energy had used a long-term rate of 8.25% in 2008, pre-tax pension expense would have been higher by approximately $10 million and pre-tax other post-retirement expense would have been higher by less than $1 million. If Duke Energy had used a long-term rate of 8.75% pre-tax pension expense would have been lower by approximately $10 million and pre-tax other post-retirement expense would have been lower by less than $1 million. Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 6.50% as of December 31, 2008.

PART II

Duke Energy’s U.S. post-retirement plan uses a medical care trend rate which reflects the near and long-term expectation of increases in medical health care costs. Duke Energy’s U.S. post-retirement plan uses a prescription drug trend rate which reflects the near and long-term expectation of increases in prescription drug health care costs. As of December 31, 2008, the medical care trend rates were 8.50%, which grades to 5.00% by 2013. As of December 31, 2008, the prescription drug trend rate was 11.00%, which grades to 5.00% by 2022. If Duke Energy had used health care trend rates one percentage point higher, pre-tax other post-retirement expense would have been higher by $3 million. If Duke Energy had used health care trend rates one percentage point lower, pre-tax other post-retirement expense would have been lower by $2 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact Duke Energy’s future pension expense and liabilities. Management cannot predict with certainty what these factors will be in the future.

For further information, see Note 22 to the Consolidated Financial Statements, “Employee Benefit Plans.”

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

At December 31, 2008, Duke Energy had cash, cash equivalents and short-term investments of approximately $1.0 billion, partially offset by approximately $543 million of short-term notes payable and commercial paper, which includes approximately $279 million of borrowings by Duke Energy Ohio under the master credit facility. To fund its liquidity and capital requirements during 2009, Duke Energy will rely primarily upon cash flows from operations, borrowings, equity issuances to fund the dividend reinvestment plan (DRIP) and other internal plans and its existing cash, cash equivalents and short-term investments. The relatively stable operating cash flows of the U.S. Franchised Electric and Gas business segment compose a substantial portion of Duke Energy’s cash flows from operations and it is anticipated that it will continue to do so for the next several years. A material adverse change in operations, or in available financing, could impact Duke Energy’s ability to fund its current liquidity and capital resource requirements.

Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, regulatory constraints, economic trends, and market volatility (see Item 1A. “Risk Factors” for details).

Duke Energy projects 2009 capital and investment expenditures of approximately $4.8 billion, primarily consisting of:

•	$3.8 billion at U.S. Franchised Electric and Gas
•	$0.6 billion at Commercial Power
•	$0.3 billion at International and
•	$0.1 billion at Other

Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors with an overall focus on positive net cash generation. Based on this goal, approximately 75 percent of total projected 2009 capital expenditures are allocated to the U.S. Franchised Electric and Gas segment. Total U.S. Franchised Electric and Gas projected 2009 capital and investment expenditures include approximately $1.9 billion for system growth, $1.5 billion for maintenance and upgrades of existing plants and infrastructure to serve load growth, approximately $0.2 billion of environmental expenditures, and approximately $0.2 billion of nuclear fuel.

With respect to the 2009 capital expenditure plan, Duke Energy has flexibility within its $4.8 billion budget to defer or eliminate certain spending should the broad economy continue to deteriorate. Of the $4.8 billion budget, approximately $2.6 billion relates to projects for which management has committed capital, including, but not limited to, the continued construction of Cliffside Unit 6 and the Edwardsport IGCC plant, and management intends to spend those capital dollars in 2009 irrespective of broader economic factors. Approximately $2.1 billion of projected 2009 capital expenditures are expected to be used primarily for overall system maintenance, customer connections, and corporate expenditures. Although these expenditures are ultimately necessary to ensure overall system maintenance and reliability, the timing of the expenditures may be influenced by broad economic conditions and customer growth, thus management has more flexibility in terms of when these dollars are actually spent. The remaining planned 2009 capital expenditures of approximately $0.1 billion are of a discretionary nature and relate to growth opportunities in which Duke Energy may invest, provided there are opportunities to meet return expectations along with assurance of constructive regulatory treatment in the regulated businesses.

PART II

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

Duke Energy anticipates its debt to total capitalization ratio to remain at approximately 41% in 2009. In January 2009, Duke Energy issued $750 million principal amount of senior notes. Proceeds from the issuance were used to redeem commercial paper and for general corporate purposes. In 2009, Duke Energy currently anticipates issuing approximately $1.4 billion of additional debt at the operating subsidiary level, primarily for the purpose of funding capital expenditures. Due to the flexibility in the timing of projected 2009 capital expenditures, the timing and amount of debt issuances throughout 2009 could be influenced by changes in the timing of capital spending. Additionally, Duke Energy plans to generate approximately $350 million of cash from the issuance of common stock under its DRIP and other internal plans. In February 2009, Duke Energy made an approximate $500 million contribution to its pension plan.

At this time, Duke Energy does not believe the recent market developments significantly impact its ability to obtain financing and fully expects to have access to liquidity in the capital markets at reasonable rates and terms. Additionally, Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of approximately $3.14 billion. At December 31, 2008, Duke Energy has available borrowing capacity of approximately $1.2 billion under this facility. Management currently believes that amounts available under its revolving credit facility are accessible should there be a need to generate additional short-term financing in 2009, such as the issuance of commercial paper; however, due to the sustained downturn in overall economic conditions, specifically in the financial services sector, there is no guarantee that commitments provided by financial institutions under the revolving credit facility will be available if needed. Management expects that cash flows from operations, issuances of debt and cash generated from the issuance of common stock under the DRIP and other internal plans will be sufficient to cover the 2009 funding requirements related to capital and investments expenditures, dividend payments and the contribution to the pension plan.

Duke Energy monitors compliance with all debt covenants and restrictions and does not currently believe it will be in violation or breach of its significant debt covenants during 2009. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action would be taken to mitigate any such issue. Duke Energy also maintains an active dialogue with the credit rating agencies.

Operating Cash Flows

Net cash provided by operating activities was $3,328 million in 2008, compared to $3,208 million in 2007, an increase in cash provided of $120 million. The increase in cash provided by operating activities was driven primarily by:

•	An approximate $412 million decrease in contributions to Duke Energy’s pension plan and other post retirement benefit plans, partially offset by
•	Net income of $1,362 million in 2008 compared to $1,500 million in 2007

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

PART II

Investing Cash Flows

Net cash used in investing activities was $4,611 million in 2008, $2,151 million in 2007, and $1,328 million in 2006.

The primary use of cash related to investing activities is capital and investment expenditures, detailed by reportable business segment in the following table.

Capital, Investment and Acquisition Expenditures by Business Segment

	Years Ended December 31,
	2008	2007	2006
	(in millions)
U.S. Franchised Electric and Gas(a)	$3,650	$2,613	$2,381
Natural Gas Transmission(b)	—	—	790
Commercial Power	870	442	209
International Energy	161	74	58
Other(c)	241	153	638

Total consolidated	$4,922	$3,282	$4,076

(a)	Amounts include capital expenditures associated with North Carolina clean air legislation of $355 million in 2008, $418 million in 2007 and $403 million in 2006, which are included in Capital Expenditures within Cash Flows from Investing Activities on the accompanying Consolidated Statements of Cash Flows.
(b)	On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses. The natural gas businesses spun off primarily consisted of Duke Energy’s Natural Gas Transmission business segment and Duke Energy’s 50% ownership interest in DCP Midstream, which was part of the Field Services business segment.
(c)	Other includes Crescent and only reflects capital expenditure amounts in 2006 for periods prior to deconsolidation on September 7, 2006. Additionally, amounts include capital expenditures associated with residential real estate of $322 million for the period from January 1, 2006 through the date of deconsolidation, which is included in Capital Expenditures for Residential Real Estate within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows.

The increase in cash used in investing activities in 2008 as compared to 2007 is primarily due to the following:

•

An approximate $1,640 million increase in capital and investment expenditures, due primarily to capital expansion projects, the acquisition of Catamount Energy Corporation (approximately $245 million) and the purchase of a portion of Saluda River Electric Cooperative, Inc.’s ownership interest in the Catawba Nuclear Station in 2008 (approximately $150 million),

•

An approximate $875 million decrease in proceeds from available-for-sale securities, net of purchases, due to net proceeds of approximately $100 million in 2008 compared to net proceeds of approximately $975 million in 2007, primarily as a result of investing excess cash obtained from the issuances of debt during 2008 versus utilizing short-term investments as a source of cash in 2007, and

•	An approximate $60 million decrease in proceeds from asset sales.

These increases in cash used were partially offset by the following:

•	An approximate $100 million increase in proceeds from the sale of emission allowances, net of purchases.

The increase in cash used in investing activities in 2007 as compared to 2006 is primarily due to the following:

•	Approximately $1,600 million in proceeds received from the sale of former DENA assets in 2006,
•	Approximately $700 million in proceeds received from the sale of Cinergy commercial marketing and trading operations in 2006,
•	Approximately $380 million in proceeds received from the sale of an effective 50% interest in Crescent in 2006,
•	An approximate $250 million decrease in proceeds from the sales of commercial and multi-family real estate due to the deconsolidation of Crescent in September 2006, and
•	Approximately $150 million of cash received in 2006 as part of the Cinergy merger.

These increases in cash used were partially offset by the following:

An approximate $1,800 million increase in proceeds from available-for sale securities, net of purchases, and

An approximate $470 million decrease in capital and investment expenditures, in part reflecting the spin-off of the natural gas businesses on January 2, 2007.

PART II

Financing Cash Flows and Liquidity

Duke Energy’s consolidated capital structure as of December 31, 2008, including short-term debt, was 41% debt and 59% common equity. The fixed charges coverage ratio, calculated using SEC guidelines, was 3.4 times for 2008, 3.7 times for 2007, and 2.6 times for 2006, which includes a pre-tax gain of approximately $250 million on the sale of an effective 50% interest in Crescent.

Net cash provided by financing activities was $1,591 million in 2008 compared to $1,327 million of cash used in 2007, an increase in cash provided of $2,918 million. The change was due primarily to the following:

•

An approximate $3,090 million increase in proceeds from issuances of long-term debt, net of redemptions, as a result of net issuances of approximately $2,665 million during 2008 as compared to net repayments of approximately $425 million during 2007,

•	An approximate $400 million increase due to the distribution of cash in 2007 related to the spin-off of Spectra Energy,
•	An approximate $110 million increase due to payments for the redemption of convertible notes in 2007, and
•	An approximate $80 million increase in proceeds from the issuances of common stock.

These increases were partially offset by:

•	An approximate $690 million decrease in proceeds from issuances of notes payable and commercial paper, net of repayments, and
•	An approximate $50 million increase in dividends paid in 2008.

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

Financing Activities Subsequent to December 31, 2008. In January 2009, Duke Energy issued $750 million principal amount of 6.30% senior unsecured notes due February 1, 2014. The net proceeds from the issuance were used to redeem commercial paper and for general corporate purposes.

In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit, of which $144 million had initial rates of 0.7% reset on a weekly basis with $44 million maturing May 2035, $23 million maturing March 2031 and $77 million maturing December 2039, and $127 million had initial rates of 0.50% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

Significant Financing Activities—Year Ended 2008. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

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

PART II

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

In October 2008, International Energy issued approximately $153 million of debt in Brazil, of which approximately $112 million matures in September 2013 and carries a variable interest rate equal to the Brazil interbank rate plus 2.15%, and approximately $41 million matures in September 2015 and carries a fixed interest rate of 11.6% plus an annual inflation index. International Energy used these proceeds to pre-pay existing long-term debt balances.

In November 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $500 million carries a fixed interest rate of 7.00% and matures November 15, 2018 and $400 million carries a fixed interest rate of 5.75% and matures November 15, 2013. The net proceeds from issuance were used to repay amounts borrowed under the master credit facility, to repay senior notes due January 1, 2009, to replenish cash used to repay senior notes at their scheduled maturity in October 2008 and for general corporate purposes.

In December 2008, Duke Energy Kentucky refunded $50 million of tax-exempt auction rate bonds through the issuance of $50 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due August 1, 2027, had an initial interest rate of 0.65% which is reset on a weekly basis.

Significant Financing Activities—Year Ended 2007. On January 2, 2007, Duke Energy completed the spin-off of the natural gas businesses. In connection with this transaction, Duke Energy distributed all the shares of Spectra Energy to Duke Energy shareholders. The distribution ratio approved by Duke Energy’s Board of Directors was one-half share of Spectra Energy stock for each share of Duke Energy stock. Additionally, dividends paid on Duke Energy common stock during 2007 of approximately $1,089 million were less than the 2006 dividends paid of approximately $1,488 million as dividends subsequent to the spin-off were split proportionately between Duke Energy and Spectra Energy such that the sum of the dividends of the two stand-alone companies approximated the former total dividend of Duke Energy.

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

In September 2006, prior to the completion of the partial sale of Crescent to the MS Members as discussed in Note 3 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets,” Crescent issued approximately $1.23 billion principal amount of debt. The net proceeds from the debt issuance of approximately $1.21 billion were recorded as a Financing Activity on the Consolidated Statements of Cash Flows. As a result of Duke Energy’s deconsolidation of Crescent effective September 7, 2006, Crescent’s outstanding debt balance of $1,298 million was removed from Duke Energy’s Consolidated Balance Sheets.

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

Available Credit Facilities and Restrictive Debt Covenants. In June 2007, Duke Energy closed the syndication of an amended and restated credit facility, which replaced existing credit facilities, with a 5-year, $2.65 billion master credit facility. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky all have borrowing capacity under the terms of the master credit facility.

In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. In October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility. The total credit facility capacity under the master credit facility subsequent to this termination is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sublimits of each borrower, subject to maximum cap limitations, at any time. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and pollution control bonds. At December 31, 2008, Duke Energy had available capacity of approximately $1.2 billion under the master credit facility. For further information on Duke Energy’s credit facilities as of December 31, 2008, see Note 16 to the Consolidated Financial Statements, “Debt and Credit Facilities.”

PART II

In September 2008, Duke Energy and its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers) borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. In the fourth quarter of 2008, Duke Energy Carolinas used the proceeds from a debt issuance to repay in full the approximately $260 million borrowed under the master credit facility. At December 31, 2008, outstanding borrowings of approximately $750 million under Duke Energy’s master credit facility were as follows:

Amounts Borrowed Under Master Credit Facility
(in millions)
Duke Energy Corporation	$274
Duke Energy Ohio	279
Duke Energy Indiana	123
Duke Energy Kentucky	74

Total	$750

The loans under the master credit facility are revolving credit loans that currently bear interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread ranging from 19 to 24 basis points. The loan for Duke Energy has a stated maturity of June 2012, while the loans for all of the other borrowers have stated maturities of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 up through the date the master credit facility matures in June 2012. Except for Duke Energy Ohio, all of the borrowers have the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, borrowings of $471 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at December 31, 2008. As Duke Energy Ohio does not have the intent to refinance its borrowings on a long-term basis, the $279 million outstanding at December 31, 2008 is reflected in Notes Payable and Commercial Paper within current liabilities on the Consolidated Balance Sheets.

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

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2008, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Duke Energy and certain subsidiaries each hold credit ratings by S&P and Moody’s Investors Service (Moody’s).

In September 2008, S&P revised the outlook on Duke Energy and its rated subsidiaries from stable to positive and affirmed the credit ratings of Duke Energy and its rated subsidiaries.

In January 2008, Moody’s changed the rating outlook on Duke Energy, Duke Energy Carolinas, Cinergy, Duke Energy Ohio and Duke Energy Kentucky to stable from positive, while affirming the existing ratings in the below table of each of these entities. In January 2009, Moody’s changed the rating on Duke Energy Ohio to positive from stable. The outlooks for all other rated entities remain as stable.

Duke Energy’s corporate credit rating and issuer credit rating from S&P and Moody’s, respectively, as of February 1, 2009 is A- and Baa2, respectively. The following table summarizes the February 1, 2009 unsecured credit ratings from the rating agencies retained by Duke Energy and its principal funding subsidiaries.

PART II

Senior Unsecured Credit Ratings Summary as of February 1, 2009

	Standard and Poor’s	Moody’s Investors Service
Duke Energy Corporation	BBB+	Baa2
Duke Energy Carolinas, LLC	A-	A3
Cinergy Corp.	BBB+	Baa2
Duke Energy Ohio, Inc.	A-	Baa1
Duke Energy Indiana, Inc.	A-	Baa1
Duke Energy Kentucky, Inc.	A-	Baa1

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

Credit-Related Clauses. Duke Energy may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). As of December 31, 2008, Duke Energy had approximately $8 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $19 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s.

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

Duke Energy has paid quarterly cash dividends for 83 consecutive years and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors. It is currently anticipated that dividends per share will increase $0.01 per share beginning in the third quarter of 2009.

Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans. Duke Energy currently anticipates issuing up to an aggregate of approximately $600 million of common stock associated with these programs. Approximately $100 million of common stock was issued during the fourth quarter of 2008 associated with these plans. Proceeds from all issuances of common stock, primarily related to the DRIP and other employee benefit plans, including employee exercises of stock options, were approximately $133 million in 2008, $50 million in 2007 and approximately $127 million in 2006.

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries. As discussed in Note 4, to the Consolidated Financial Statements “Regulatory Matters”, Duke Energy’s wholly-owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy via dividend, advance or loan as a result of conditions imposed by various regulators in conjunction with Duke Energy’s merger with Cinergy. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2008, the amount of restricted net assets of wholly-owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is approximately $10.7 billion. However, Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated Retained Earnings account. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have any significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

PART II

Off-Balance Sheet Arrangements

Duke Energy and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, guarantees of debt, surety bonds and indemnifications. In contemplation of the spin-off of the natural gas businesses on January 2, 2007, certain guarantees that had been issued by Spectra Energy Capital were transferred to Duke Energy prior to the consummation of the spin-off. This resulted in Duke Energy recording an immaterial liability for certain guarantees that were previously grandfathered under the provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others,” and, therefore, had not been recognized in the Consolidated Balance Sheets. Guarantees issued by Spectra Energy Capital or its subsidiaries on or prior to December 31, 2006 remained with Spectra Energy Capital subsequent to the spin-off, except for certain guarantees that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Energy Capital against any losses incurred under these guarantee obligations. See Note 19 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.

Most of the guarantee arrangements entered into by Duke Energy enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy, either on its own or on behalf of Spectra Energy Capital through the aforementioned indemnification agreements, having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

Due to the continued downturn in the overall economic environment, Duke Energy performed an assessment of its guarantee obligations as of December 31, 2008 to determine whether any SFAS No. 5 liabilities have been triggered as a result of potential increased non-performance risk by parties for which Duke Energy has issued guarantees. Based on the results of this analysis, as of December 31, 2008 management determined, with the exception of some insignificant amounts, that it is not probable that Duke Energy will have to perform under any guarantee obligations. However, management will continue to monitor the financial condition of the third parties or non-wholly owned entities for whom Duke Energy has issued guarantees on behalf of, including certain obligations related to Crescent, to determine whether performance under these guarantees becomes probable in the future. As of December 31, 2008, it is reasonably possible that Duke Energy could have exposure of approximately $40 million under these guarantees should Crescent fail to perform under its obligations associated with these projects, which would become more likely should Crescent declare bankruptcy in the near future. See Note 12 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions,” for a discussion of impairment losses recorded by Crescent during 2008 and Crescent’s significant debt obligations as of December 31, 2008.

Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position.

Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky have an agreement to sell certain of their accounts receivable and related collections to Cinergy Receivables Company LLC (Cinergy Receivables), which purchases, on a revolving basis, nearly all of the retail accounts receivable and related collections of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. Cinergy Receivables is not consolidated by Duke Energy since it meets the requirements to be accounted for as a qualifying special purpose entity (SPE). Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky each retain an interest in the receivables transferred to Cinergy Receivables. The transfers of receivables are accounted for as sales, pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For a more detailed discussion of the sale of certain accounts receivable, see Note 23 to the Consolidated Financial Statements, “Variable Interest Entities.”

Duke Energy also holds interests in variable interest entities (VIEs), consolidated and unconsolidated, as defined by FIN No. 46R, “Consolidation of Variable Interest Entities.” For further information, see Note 23 to the Consolidated Financial Statements, “Variable Interest Entities”.

Other than the guarantee arrangements discussed above and normal operating lease arrangements, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information on these commitments, see Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies.”

PART II

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations for each of the periods presented. It is expected that the majority of current liabilities on the Consolidated Balance Sheets will be paid in cash in 2009.

Contractual Obligations as of December 31, 2008

	Payments Due By Period
	Total	Less than 1 year (2009)	2-3 Years (2010 & 2011)	4-5 Years (2012 & 2013)	More than 5 Years (Beyond 2013)
	(in millions)
Long-term debt(a)	$24,080	$1,387	$2,653	$4,606	$15,434
Capital leases(a)	173	28	52	43	50
Operating leases(b)	622	101	164	105	252
Purchase Obligations:(h)
Firm capacity payments(c)	567	64	138	11	354
Energy commodity contracts(d)	8,457	2,694	3,752	1,172	839
Other purchase obligations(e)	3,627	2,059	1,200	51	317
Other funding obligations(f)	480	48	96	96	240

Total contractual cash obligations(g)	$38,006	$6,381	$8,055	$6,084	$17,486

(a)	See Note 16 to the Consolidated Financial Statements, “Debt and Credit Facilities”. Amount includes interest payments over life of debt or capital lease. Payment amounts exclude $750 million of debt issued by Duke Energy in January 2009. Interest payments on variable rate debt instruments were calculated using interest rates derived from the interpolation of the forecast interest rate curve. In addition, a spread was placed on top of the interest rates to aid in capturing the volatility inherent in projecting future interest rates.
(b)	See Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies”.
(c)	Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity, and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some power locations throughout North America.
(d)	Includes contractual obligations to purchase physical quantities of electricity, coal and nuclear fuel, certain normal purchases, energy derivatives and hedges per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2008. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting agreements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.
(e)	Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for new generation plants and nuclear plant refurbishments, environmental projects on fossil facilities, major maintenance of certain non-regulated plants, and commitments to buy wind and CT turbines. Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase can not be determined.
(f)	Primarily relates to future annual funding obligations to the NDTF (see Note 7 to the Consolidated Financial Statements, “Asset Retirement Obligations”).
(g)	The table above excludes certain obligations discussed herein related to amounts recorded within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets due to the uncertainty of the timing and amount of future cash flows necessary to settle these obligations. The amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as Duke Energy may use internal resources or external resources to perform retirement activities. As a result, cash obligations for asset retirement activities are excluded from the table above. Asset retirement obligations recognized on the Consolidated Balance Sheets total $2,567 million and the fair value of the NDTF, which will be used to help fund these obligations, is $1,436 million at December 31, 2008. The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing of when cash payments will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 22 to the Consolidated Financial Statements, “Employee Benefit Plans”) and regulatory credits (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also, the table above excludes Deferred Income Taxes and Investment Tax Credits on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Additionally, amounts related to uncertain tax positions are excluded from the table above due to uncertainty of timing of future payments.
(h)	Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.

Quantitative and Qualitative Disclosures About Market Risk

Risk Management Policies

Duke Energy is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Treasurer and other members of management on market risk positions, corporate exposures, credit exposures and overall risk management activities. The Treasurer is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

PART II

Commodity Price Risk

Duke Energy is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 8 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy’s deal origination areas. While Duke Energy uses common industry practices to develop its valuation techniques, changes in Duke Energy’s pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Hedging Strategies. Duke Energy closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations. Duke Energy’s primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to the prices of power and fuel.

Certain derivatives used to manage Duke Energy’s commodity price exposure are accounted for as either cash flow hedges or fair value hedges. To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including the use of contracts with different commodities or unmatched terms and counterparty credit risk. Hedge effectiveness is monitored regularly and measured at least quarterly.

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Energy enters into other contracts that qualify for the normal purchases and sales exception described in paragraph 10 of SFAS No. 133, as amended and interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” On a limited basis, U.S. Franchised Electric and Gas and Commercial Power apply the normal purchase and normal sales exception to certain contracts. Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power. For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract unless the contract is designated as the hedged item in a fair value hedge. Recognition of the contracts in the Consolidated Statements of Operations will be the same regardless of whether the contracts are accounted for as cash flow hedges or as normal purchases and sales, unless designated as the hedged item in a fair value hedge, assuming no hedge ineffectiveness.

Other derivatives used to manage Duke Energy’s commodity price exposure are either not designated as a hedge or do not qualify for hedge accounting. Derivatives related to regulated businesses reflect changes in the fair value of the derivative instruments as a regulatory asset or liability on the Consolidated Balance Sheets. Derivatives related to unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings. These instruments are referred to as undesignated contracts (see Undesignated Contracts below).

Generation Portfolio Risks for 2009. Duke Energy is primarily exposed to market price fluctuations of wholesale power, natural gas, and coal prices in the U.S. Franchised Electric and Gas and Commercial Power segments. Duke Energy optimizes the value of its bulk power marketing and non-regulated generation portfolios. The portfolios include generation assets (power and capacity), fuel, and emission allowances. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent price change per megawatt hour in forward wholesale power prices would have a corresponding effect on Duke Energy’s pre-tax income of approximately $10 million in 2009 and would have had a $24 million impact in 2008, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent change in

PART II

the forward price per ton of coal would have a corresponding effect on Duke Energy’s pre-tax income of approximately $10 million in 2009 and would have had a $4 million impact in 2008, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent price change per Million British Thermal (MMBtu) in natural gas prices would have a corresponding effect on Duke Energy’s pre-tax income of approximately $5 million in 2009 and would have had a $9 million impact in 2008, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below.

Sensitivities for derivatives beyond 2009. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2009 are also exposed to changes in fair value due to market price fluctuations of wholesale power and coal. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent price change in the forward price per megawatt hour of wholesale power would have a corresponding effect on Duke Energy’s pre-tax income of approximately $11 million in 2009 and would have had a $16 million impact in 2008, resulting from the impact of mark-to-market changes on non-qualifying and undesignated power contracts pertaining to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent change in the forward price per ton of coal would have a corresponding effect on Duke Energy’s pre-tax income of approximately $10 million in 2009 and would have had a $14 million impact in 2008, resulting from the impact of mark-to-market changes on non-qualifying and undesignated coal contracts pertaining to periods in excess of one year from the respective date.

Comparability of sensitivity analysis. As Commercial Power began reapplying the provisions of SFAS No. 71 on December 17, 2008 to portions of its operations, certain derivative contracts that historically resulted in earnings volatility receive regulatory deferral of gains and losses. Accordingly, the mark-to-market associated with these contracts will not impact earnings. However, to achieve comparability of sensitivity information between periods, the portion of the derivative contracts that receive regulatory treatment have been included in the sensitivity amounts for both periods presented. Since certain derivative contracts included in the sensitivity analysis for 2009 will not result in earnings impacts, the forecasted sensitivities for 2009 are less than the pre-tax income amounts disclosed above.

Other Commodity Risks. At December 31, 2008 and 2007, pre-tax income in 2009 and 2008 was not expected to be materially impacted for exposures to other commodities’ price changes.

The commodity price sensitivity calculations above consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

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

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed

PART II

the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,099 million in excess of the self insured retention. Insurance recoveries of approximately $1,032 million and $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2008 and 2007, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy and its subsidiaries also have credit risk exposure through issuance of performance guarantees, letters of credit and surety bonds on behalf of less than wholly-owned entities and third parties. Where Duke Energy has issued these guarantees, it is possible that Duke Energy could be required to perform under these guarantee obligations in the event the obligor under the guarantee fails to perform. Where Duke Energy has issued guarantees related to assets or operations that have been disposed of via sale, Duke Energy attempts to secure indemnification from the buyer against all future performance obligations under the guarantees. See Note 19 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further information on guarantees issued by Duke Energy or its subsidiaries.

Based on Duke Energy’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy does not anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 8, 9, and 16 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” “Fair Value of Financial Assets and Liabilities,” and “Debt and Credit Facilities.”

Based on a sensitivity analysis as of December 31, 2008, it was estimated that if market interest rates average 1% higher (lower) in 2009 than in 2008, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $28 million. Comparatively, based on a sensitivity analysis as of December 31, 2007, had interest rates averaged 1% higher (lower) in 2008 than in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $22 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2008 and 2007. The increase in interest rate sensitivity is primarily due to borrowings outstanding under the master credit facility. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

Equity Price Risk

As described further in Note 10 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities,” Duke Energy invests in equity securities as part of various investment portfolios to fund certain obligations of the business. The vast majority of the investments in equity securities are within the nuclear decommissioning trust fund and assets of the various pension and other post-retirement benefit plans.

Nuclear Decommissioning Trust Funds (NDTF). As required by the NRC and the NCUC, Duke Energy maintains trust funds to fund the costs of nuclear decommissioning (see Note 7 to the Consolidated Financial Statements, “Asset Retirement Obligations”). As of December 31, 2008, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per NRC and NCUC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments in equity securities are exposed to price fluctuations in equity markets. Accounting for nuclear decommissioning recognizes that costs are recovered through U.S. Franchised Electric and Gas’ rates; therefore, fluctuations in equity prices do not affect Duke Energy’s Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an Order by the NCUC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through U.S. Franchised Electric and Gas’ rates.

PART II

In 2005, the NCUC and PSCSC collectively approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2008, 2007 and 2006, Duke Energy expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. Estimated site-specific nuclear decommissioning costs $2.3 billion in 2003 dollars, based on a decommissioning study completed in 2004. This includes costs related to Duke Energy’s proportionate ownership in the Catawba Nuclear Station, which was 12.5% at the time the study was completed. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. As the NCUC and the PSCSC require that Duke Energy update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate is based on Duke Energy’s current ownership share of Catawba Nuclear Station of approximately 19%. Duke Energy will file these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC later this year. In addition to the decommissioning cost studies, a new funding study is underway to determine the appropriateness of the annual amounts currently being contributed to the NDTF. The NCUC and the PSCSC will consider the results of the funding study, which could potentially increase the annual required contributions to the NDTF, in the latter part of 2009.

The following table provides the fair value of investments held in the NDTF at December 31, 2008:

Fair Value at December 31, 2008
(in millions)
Equity Securities	$831
Corporate Debt Securities	88
U.S. Government Bonds	272
Municipal Bonds	120
Other	125

Total	$1,436

Pension Plan Assets. Duke Energy maintains investments to help fund the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy has established asset allocation targets for its pension plan holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held. Duke Energy’s target asset allocation for equity securities is approximately 64% of the value of the plan assets and the holdings are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. A significant decline in the value of plan asset holdings could require Duke Energy to increase its funding of the pension plan in future periods, which could adversely affect cash flows in those periods. Additionally, a decline in the fair value of plan assets, absent additional cash contributions to the plan, could increase the amount of pension expense required to be recorded in future periods, which could adversely affect Duke Energy’s results of operations in those periods. In February 2009, Duke Energy made an approximate $500 million contribution to its pension plan. See Note 22 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

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

In 2009, Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real. A 10% devaluation in the currency exchange rates as of December 31, 2008 in all of Duke Energy’s exposure currencies would result in an estimated net pre-tax loss on the translation of local currency earnings of approximately $10 million to Duke Energy’s Consolidated Statements of Operations in 2009. The Consolidated Balance Sheet would be negatively impacted by approximately $120 million currency translation through the cumulative translation adjustment in AOCI as of December 31, 2008 as a result of a 10% devaluation in the currency exchange rates. As of December 31, 2007, a 10% devaluation in the currency exchange rates in all of Duke Energy’s exposure currencies was expected to

PART II

result in an estimated net pre-tax loss on the translation of local currency earnings of approximately $10 million to Duke Energy’s Consolidated Statements of Operations and a reduction of approximately $145 million currency translation through the cumulative translation adjustment in AOCI as of December 31, 2007.

Other Issues

Energy Policy Act of 2005. The Energy Policy Act of 2005 was signed into law in August 2005. The legislation directs specified agencies to conduct a significant number of studies on various aspects of the energy industry and to implement other provisions through rulemakings. Among the key provisions, the Energy Policy Act of 2005 repeals the PUHCA of 1935, directs FERC to establish a self-regulating electric reliability organization governed by an independent board with FERC oversight, extends the Price Anderson Act for 20 years (until 2025), provides loan guarantees, standby support and production tax credits for new nuclear reactors, gives FERC enhanced merger approval authority, provides FERC new backstop authority for the site selection of certain electric transmission projects, streamlines the processes for approval and permitting of interstate pipelines, and reforms hydropower relicensing. In late 2005 and early 2006, FERC initiated several rulemakings as directed by the Energy Policy Act of 2005. Duke Energy is currently evaluating these proposals and does not anticipate that these rulemakings will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Global Climate Change. A body of scientific evidence now accepted by a growing majority of the public and policymakers suggests that the Earth’s climate is changing, caused in part by greenhouse gases emitted into the atmosphere from human activities. Although there is still much to learn about the causes and long-term effects of climate change, many, including Duke Energy, advocate taking steps now to begin reducing emissions with the aim of stabilizing the atmospheric concentration of greenhouse gases at a level that avoids the potentially worst-case effects of climate change.

Greenhouse gas (GHG) emissions are produced from a wide variety of human activities. The U.S. EPA publishes an inventory of these emissions annually. Carbon dioxide (CO2), an essential trace gas, is a by product of fossil fuel combustion and currently accounts for about 85% of U.S. greenhouse gas emissions. Duke Energy currently accounts for about 1.5% of total U.S. CO2 emissions, and about 1.3% of total U.S. GHG emissions.

Duke Energy is making long-term decisions for how best to meet its customers’ growing demand for electricity. Duke Energy’s strategy for meeting customer demand while building a sustainable business that allows our customers and our shareholders to prosper in a carbon-constrained environment includes significant commitments to customer energy efficiency, renewable energy, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. Each of these actions will or has the potential to reduce Duke Energy’s CO2 emissions and therefore its exposure to the costs of future GHG regulation.

Duke Energy’s cost of complying with any federal GHG emissions law that may be enacted will depend on the design details of the program. If potential future GHG legislation adopts a cap-and-trade approach, the design elements of such a program that will have the greatest influence on Duke Energy’s compliance costs include (1) the required levels and timing of the cap, which will drive emission allowance prices, (2) the emission sources covered under the cap, (3) the number of allowances that Duke Energy might be allocated at no cost on a year-to-year basis, (4) the type and effectiveness of any cost control mechanisms included in the program, (5) the role of emission offsets, which will also influence allowance prices, and (6) the availability and cost of technologies that Duke Energy can deploy to lower its emissions. While Duke Energy believes it is very likely that Congress will adopt mandatory GHG emission reduction legislation at some point, the timing and design details of any such legislation are highly uncertain.

While there were many bills introduced in both houses of Congress during the 110th Congress that proposed mandatory limits on GHG emissions, S. 2191—America’s Climate Security Act of 2007 (commonly referred to as the Lieberman-Warner bill after the sponsors Senators Joseph Lieberman of Connecticut and John Warner of Virginia) became the primary climate change related legislative vehicle. The bill was approved by the Senate Environment and Public Works Committee in December 2007, but failed to advance on the Senate floor in June 2008 when the bill fell considerably short of the 60 votes necessary to invoke cloture and cut off debate. No subsequent action was taken in the 110th Congress related to mandatory federal GHG legislation.

Numerous bills mandating reductions in GHG emissions are expected to be introduced in both houses of Congress in 2009. The leadership in both the House and Senate has publicly stated it is their intent to proceed with climate legislation. President Obama, in his presidential campaign and after the election, indicated passage of climate change legislation is a priority. Still, as the Senate debate in 2008 revealed, there are wide-ranging views in Congress regarding what constitutes acceptable GHG legislation. The current condition of the U.S. economy could add a degree of uncertainty, and there are indications that, in the 111th Congress multiple committees will be involved in crafting GHG legislation, which will make the process of developing GHG legislation potentially more challenging.

PART II

Duke Energy supports the enactment of federal GHG cap-and-trade legislation. Due to Duke Energy’s concern about patchwork policies focused on a single industrial sector or particular region of the country, Duke Energy believes this legislation should establish a program that applies to all parts of the economy, including power generation, industrial and commercial sources, and motor vehicles. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and non-emitting technologies are developed and become available for wide-scale deployment. Legislation should also include adequate cost-containment measures to protect the U.S. economy from grave and unintended impacts of the policy.

Duke Energy is unable to estimate the potential cost of complying with currently unspecified and unknowable future GHG legislation or any indirect costs that might result. Compliance costs are sensitive to numerous policy design details, allowance prices, and technology availability and cost. During the Senate debate on the Lieberman-Warner legislation in 2007 and 2008, Duke Energy attempted to estimate its cost of complying with that legislation over a range of potential allowance prices. Duke Energy estimated its compliance costs under the Lieberman- Warner model to be between approximately $930 million to $2.8 billion in the first year of the program (2012), which represented the cost to purchase emission allowances needed for compliance over and above what might be allocated to Duke Energy at zero-cost. Duke Energy would have continued to incur similar or greater annual compliance costs in subsequent years for continued allowance purchases until such time as new lower-and zero-emitting technologies could be deployed to reduce emissions. Duke Energy’s compliance costs at that time would then include the cost of purchasing and deploying new generation technologies. Duke Energy would only be able to reduce its allowance purchase costs after new technologies were actually deployed.

There is no way to know how similar or different the requirements of the Lieberman-Warner legislation might be to any future GHG legislation that Congress may eventually adopt, so it is uncertain whether these costs are at all representative of compliance costs that Duke Energy might incur as a result of any potential future GHG legislation. Under any future scenario involving mandatory GHG limitations, Duke Energy would plan to seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

At the state level, the Midwestern Governors Association has an initiative under way called the Midwestern Greenhouse Gas Reduction Accord. One of the ongoing activities of the initiative is the design of a regional GHG cap-and-trade system, with the anticipated end product to be a Model Rule for implementing a GHG cap-and-trade system. Once complete, the Model Rule would go to participating states for their consideration and possible adoption. The states of Ohio and Indiana are currently only observers to the accord process. The outcome of this initiative is highly uncertain and Duke Energy is unable to determine at this time whether there might be direct or indirect cost impacts from any new regulations that might result from the initiative.

While Duke Energy’s near-term compliance strategy associated with any potential future GHG legislation that incorporates a cap-and-trade mechanism will likely be focused on allowance purchases, it is expected that at some point in the future Duke Energy would begin reducing emissions by replacing existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology on existing coal-fired generating plants when the technologies become available and cost-effective. It is not possible at this time, however, to predict with certainty what new technologies might be developed, when they will be ready to be deployed, or what their costs will be. There is also uncertainty as to how or when certain non-technical issues, such as legal and liability questions, that could affect the cost and availability of new technologies might be resolved by regulators. Duke Energy currently is focused on advanced nuclear generation, integrated gasification combined cycle generation with carbon capture and sequestration, and capture and storage retrofit technology for existing pulverized coal-fired generation as promising new technologies for generating electricity with lower or no CO2 emissions.

Duke Energy has begun the regulatory process to construct a new 2,234-megawatt nuclear power plant (William States Lee III Nuclear Station) in South Carolina, petitioning the U.S. Nuclear Regulatory Commission in 2007 for a combined construction and operating license. If constructed, this facility would produce virtually no GHG’s and could begin operation in the 2018 timeframe.

With regard to advanced clean-coal, Duke Energy is in the process of constructing a 630-megawatt integrated gasification combined cycle (IGCC) power plant in Indiana. One of the key features of the IGCC technology is that it has great potential to support the capture of its CO2 emissions, with subsequent underground storage of the captured CO2. Indiana’s geology gives all indications of being conducive to permanent underground storage of CO2. Although the IGCC plant, scheduled to be completed in 2012, is not currently being equipped with the technology to capture carbon emissions, space is being reserved for it to be added later. In January 2009, Duke Energy was given permission by the IURC to proceed with a CO2 capture front-end engineering and design study. Duke Energy has also submitted an application to the Department of Energy for up to a 50% sharing of the cost of installing and operating a pilot-scale CO2 capture and storage project at Duke Energy’s IGCC facility.

PART II

Duke Energy has regulatory requirements in North Carolina and Ohio to meet increasing percentages of customer demand for electricity with renewable energy. In North Carolina the requirement reaches 12.5% in 2021 and in Ohio it reaches a minimum of 12.5% in 2024. Duke Energy also anticipates the Congress will consider a federal renewable portfolio standard in 2009. Previous attempts have passed in the House but fallen short in the Senate. Duke Energy believes, however, chances of passage in the 111th Congress have increased.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy has filed for regulatory approval in each of the states in which it operates (Duke Energy has received approval in Ohio) for a first-of-its-kind innovative approach in the utility industry to help meet growing customer demand with new and creative ways to increase energy efficiency, thereby reducing demand (Save-A-Watt) instead of relying almost exclusively on new power plants to generate electricity.

Each of these activities has the potential to reduce Duke Energy’s future CO2 emissions which will reduce Duke Energy’s exposure to future GHG regulation.

Duke Energy recognizes the potential for more frequent and severe extreme weather events as a result of climate change and the possibility that these weather events could have a material impact on its future results of operations should these events occur. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration, and severity) and the long period of time over which any changes might take place make estimating any potential future financial risk to Duke Energy’s operations that may be caused by the physical risks of climate change extremely challenging. Currently, Duke Energy plans and prepares for extreme weather events that it experiences from time to time, such as ice storms, tornados, severe thunderstorms, high winds and droughts. Duke Energy’s past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future climate change-related severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events.

(For additional information on other issues related to Duke Energy, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies.”)

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of December 31, 2008:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R). SFAS No. 141R changes the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Subsequent to the effective date of SFAS No. 141R, the resolution of any tax contingencies relating to Cinergy that existed as of the date of the merger will be required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS No. 160). In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For Duke Energy, SFAS No. 160 is effective as of January 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. The adoption of SFAS No. 160 will impact the presentation of noncontrolling interests in Duke Energy’s Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income, as well as the calculation of Duke Energy’s effective tax rate.

PART II

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

FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with SFAS No. 157 (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, FASP FAS 132(R)-1 is effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have any impact on Duke Energy’s results of operations, cash flows or financial position.

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

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Duke Energy Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 27, 2009

PART II

DUKE ENERGY CORPORATION

Consolidated Statements of Operations

(In millions, except per-share amounts)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues
Regulated electric	$9,325	$8,976	$7,678
Non-regulated electric, natural gas, and other	3,092	3,024	2,542
Regulated natural gas	790	720	387
Total operating revenues	13,207	12,720	10,607
Operating Expenses
Fuel used in electric generation and purchased power—regulated	3,007	2,602	2,270
Fuel used in electric generation and purchased power—non-regulated	1,400	1,344	1,102
Cost of natural gas and coal sold	613	557	339
Operation, maintenance and other	3,351	3,324	3,420
Depreciation and amortization	1,670	1,746	1,545
Property and other taxes	639	649	534
Impairment charges	85	—	—
Total operating expenses	10,765	10,222	9,210
Gains on Sales of Investments in Commercial and Multi-Family Real Estate	—	—	201
Gains (Losses) on Sales of Other Assets and Other, net	69	(5)	223
Operating Income	2,511	2,493	1,821
Other Income and Expenses
Equity in earnings (loss) of unconsolidated affiliates	(102)	157	123
Losses on sales and impairments of equity investments	(9)	—	(20)
Other income and expenses, net	232	271	251
Total other income and expenses	121	428	354
Interest Expense	741	685	632
Minority Interest (Benefit) Expense	(4)	2	13
Income From Continuing Operations Before Income Taxes	1,895	2,234	1,530
Income Tax Expense from Continuing Operations	616	712	450
Income From Continuing Operations	1,279	1,522	1,080
Income (Loss) From Discontinued Operations, net of tax	16	(22)	783
Income Before Extraordinary Items	1,295	1,500	1,863
Extraordinary Items, net of tax	67	—	—
Net Income	$1,362	$1,500	$1,863

Common Stock Data
Weighted-average shares outstanding
Basic	1,265	1,260	1,170
Diluted	1,268	1,266	1,188
Earnings per share (from continuing operations)
Basic	$1.01	$1.21	$0.92
Diluted	$1.01	$1.20	$0.91
Earnings (loss) per share (from discontinued operations)
Basic	$0.02	$(0.02)	$0.67
Diluted	$0.01	$(0.02)	$0.66
Earnings per share (before extraordinary items)
Basic	$1.03	$1.19	$1.59
Diluted	$1.02	$1.18	$1.57
Earnings per share (from extraordinary items)
Basic	$0.05	$—	$—
Diluted	$0.05	$—	$—
Earnings per share
Basic	$1.08	$1.19	$1.59
Diluted	$1.07	$1.18	$1.57
Dividends per share	$0.90	$0.86	$1.26

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Consolidated Balance Sheets

(In millions)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$986	$678
Short-term investments	51	437
Receivables (net of allowance for doubtful accounts of $42 at December 31, 2008 and $67 at December 31, 2007)	1,653	1,767
Inventory	1,135	1,012
Assets held for sale	—	2
Other	1,448	1,020
Total current assets	5,273	4,916
Investments and Other Assets
Investments in unconsolidated affiliates	473	696
Nuclear decommissioning trust funds	1,436	1,929
Goodwill	4,720	4,642
Intangibles, net	680	720
Notes receivable	134	153
Assets held for sale	—	115
Other	2,577	2,944
Total investments and other assets	10,020	11,199
Property, Plant and Equipment
Cost	50,304	46,056
Less accumulated depreciation and amortization	16,268	14,946
Net property, plant and equipment	34,036	31,110
Regulatory Assets and Deferred Debits
Deferred debt expense	257	255
Regulatory assets related to income taxes	625	552
Other	2,866	1,654
Total regulatory assets and deferred debits	3,748	2,461
Total Assets	$53,077	$49,686

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Consolidated Balance Sheets—(Continued)

(In millions, except per-share amounts)

	December 31,
	2008	2007
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,477	$1,585
Notes payable and commercial paper	543	742
Taxes accrued	362	383
Interest accrued	187	145
Liabilities associated with assets held for sale	—	114
Current maturities of long-term debt	646	1,526
Other	1,130	1,203
Total current liabilities	4,345	5,698
Long-term Debt	13,250	9,498
Deferred Credits and Other Liabilities
Deferred income taxes	5,117	4,751
Investment tax credit	148	161
Liabilities associated with assets held for sale	—	3
Asset retirement obligations	2,567	2,351
Other	6,499	5,844
Total deferred credits and other liabilities	14,331	13,110
Commitments and Contingencies
Minority Interests	163	181
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,272 million and 1,262 million shares outstanding at December 31, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	20,106	19,933
Retained earnings	1,607	1,398
Accumulated other comprehensive loss	(726)	(133)
Total common stockholders’ equity	20,988	21,199
Total Liabilities and Common Stockholders’ Equity	$53,077	$49,686

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,362	$1,500	$1,863
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	1,834	1,888	2,215
Extraordinary items, net of tax	(67)	—	—
Gains on sales of investments in commercial and multi-family real estate	—	—	(201)
(Gains) losses on sales of other assets	(95)	10	(365)
Impairments and other charges	94	—	48
Deferred income taxes	485	669	250
Minority Interest	(4)	2	61
Equity in loss (earnings) of unconsolidated affiliates	102	(157)	(732)
Contributions to company-sponsored pension and other post-retirement benefit plans	—	(412)	(172)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(33)	—	(134)
Receivables	189	(240)	844
Inventory	(209)	(36)	(24)
Other current assets	(449)	(22)	1,276
Increase (decrease) in
Accounts payable	(136)	(172)	(1,524)
Taxes accrued	47	(134)	(69)
Other current liabilities	(88)	(321)	(594)
Capital expenditures for residential real estate	—	—	(322)
Cost of residential real estate sold	—	—	143
Other, assets	236	739	1,005
Other, liabilities	60	(106)	180
Net cash provided by operating activities	3,328	3,208	3,748
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,386)	(3,125)	(3,381)
Investment expenditures	(147)	(91)	(89)
Acquisitions, net of cash acquired	(389)	(66)	(284)
Cash acquired from acquisition of Cinergy	—	—	147
Purchases of available-for-sale securities	(7,353)	(23,639)	(33,436)
Proceeds from sales and maturities of available-for-sale securities	7,454	24,613	32,596
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	92	154	2,861
Proceeds from the sales of commercial and multi-family real estate	—	—	254
Settlement of net investment hedges and other investing derivatives	—	(10)	(163)
Distributions from equity investments	—	—	152
Purchases of emission allowances	(62)	(103)	(228)
Sales of emission allowances	104	52	194
Change in restricted cash	115	68	47
Other	(39)	(4)	2
Net cash used in investing activities	(4,611)	(2,151)	(1,328)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4,794	823	2,369
Issuance of common stock related to employee benefit plans	133	50	127
Payments for the redemption of:
Long-term debt	(2,130)	(1,248)	(2,098)
Preferred stock of a subsidiary	—	—	(12)
Convertible Notes	—	(110)	—
Decrease in cash overdrafts	—	(2)	(2)
Notes payable and commercial paper	(73)	617	(412)
Distributions to minority interests	(2)	(52)	(304)
Contributions from minority interests	6	68	247
Cash distributed to Spectra Energy	—	(395)	—
Dividends paid	(1,143)	(1,089)	(1,488)
Repurchase of common shares	—	—	(500)
Proceeds from Duke Energy Income Fund	—	—	104
Other	6	11	8
Net cash provided by (used in) financing activities	1,591	(1,327)	(1,961)
Changes in cash and cash equivalents included in assets held for sale	—	—	(22)
Net increase (decrease) in cash and cash equivalents	308	(270)	437
Cash and cash equivalents at beginning of period	678	948	511
Cash and cash equivalents at end of period	$986	$678	$948

Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$677	$827	$1,154
Cash paid for income taxes	$322	$367	$460
Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$—	$5,219	$—
Conversion of convertible notes to stock	$—	$—	$632
Accrued capital expenditures	$378	$570	$308
Acquisition of Cinergy Corp.
Fair value of assets acquired	$—	$—	$17,304
Liabilities assumed	$—	$—	$12,709
Issuance of common stock	$—	$—	$8,993

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Consolidated Statements of Common Stockholders' Equity

and Comprehensive Income

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Pension and OPEB Related Adjustments to AOCI	Total
Balance December 31, 2005	928	$10,446	$—	$5,277	$846	$(87)	$(60)	$17	$—	$16,439
Net income	—	—	—	1,863	—	—		—	—	1,863
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	103	—	—	—	—	103
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	6	—	—	—	6
Reclassification into earnings from cash flow hedges (b)	—	—	—	—	—	36	—	—	—	36
Minimum pension liability adjustment(c)	—	—	—	—	—	—	(1)	—	—	(1)
Other(d)	—	—	—	—	—	—	—	(15)	—	(15)

Total comprehensive income										1,992
Retirement of old Duke Energy shares	(927)	(10,399)	—	—	—	—	—	—	—	(10,399)
Issuance of new Duke Energy shares	927	1	10,398	—	—	—	—	—	—	10,399
Common stock issued in connection with Cinergy merger	313	—	8,993	—	—	—	—	—	—	8,993
Conversion of Cinergy options to Duke Energy options	—	—	59	—	—	—	—	—	—	59
Dividend reinvestment and employee benefits	6	22	172	—	—	—	—	—	—	194
Stock repurchase	(17)	(69)	(431)	—	—	—	—	—	—	(500)
Common stock dividends	—	—	—	(1,488)	—	—	—	—	—	(1,488)
Conversion of debt to equity	27	—	632	—	—	—	—	—	—	632
Tax benefit due to conversion of debt to equity	—	—	34	—	—	—	—	—	—	34
SFAS No. 158 funded status provision(e)	—	—	—	—	—	—	61	—	(311)	(250)
Other capital stock transactions, net	—	—	(3)	—	—	—	—	—	—	(3)
Balance December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$—	$2	$(311)	$26,102
Net income	—	—	—	1,500	—	—	—	—	—	1,500
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	200	—	—	—	—	200
Net unrealized losses on cash flow hedges(a)	—	—	—	—	—	(14)	—	—	—	(14)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	(1)	—	—	—	(1)
SFAS No. 158 amortization	—	—	—	—	—	—	—	—	14	14
SFAS No. 158 net actuarial gain(f)	—	—	—	—	—	—	—	—	96	96
Other(d)	—	—	—	—	—	—	—	—	1	1

Total comprehensive income										1,796
Adoption of FIN 48	—	—	—	(25)	—	—	—	—	—	(25)
Adoption of SFAS No. 158—measurement date provision	—	—	—	(28)	—	—	—	—	(22)	(50)
Distribution of Spectra Energy to shareholders	—	—	—	(4,612)	(1,156)	6	—	—	148	(5,614)
Dividend reinvestment and employee benefits	5	—	79	—	—	—	—	—	—	79
Common stock dividends	—	—	—	(1,089)	—	—	—	—	—	(1,089)
Balance December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$—	$2	$(74)	$21,199
Net income	—	—	—	1,362	—	—	—	—	—	1,362
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	(299)	—	—	—	—	(299)
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	10	—	—	—	10
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	3	—	—	—	3
Pension and OPEB related adjustments to AOCI	—	—	—	—	—	—	—	—	3	3
SFAS No. 158 net actuarial loss(g)	—	—	—	—	—	—	—	—	(280)	(280)
Unrealized loss on investments in auction rate securities(h)	—	—	—	—	—	—	—	(28)	—	(28)
Reclassification of losses on investments in auction rate securities and other available-for-sale securities into earnings(i)	—	—	—	—	—	—	—	8	—	8
Unrealized loss on investments in available-for-sale securities(j)	—	—	—	—	—	—	—	(10)	—	(10)

Total comprehensive income										769
Common stock issuances	7	—	103	—	—	—	—	—	—	103
Dividend reinvestment and employee benefits	3	—	70	—	—	—	—	—	—	70
Common stock dividends	—	—	—	(1,143)	—	—	—	—	—	(1,143)
Additional amounts related to the spin-off of Spectra Energy	—	—	—	(10)	—	—	—	—	—	(10)
Balance December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$—	$(28)	$(351)	$20,988

(a)	Net unrealized gains (losses) on cash flow hedges, net of $6 tax expense in 2008, $9 tax benefit in 2007 and $3 tax expense in 2006.
(b)	Reclassification into earnings from cash flow hedges, net of $2 tax expense in 2008, zero in 2007 and $19 tax expense in 2006. Reclassification into earnings from cash flow hedges in 2006 is due primarily to the recognition of former Duke Energy North America’s (DENA) unrealized net gains related to hedges on forecasted transactions which did not occur as a result of the sale to LS Power of substantially all of former DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets.
(c)	Minimum pension liability adjustment, net of zero tax benefit in 2006.
(d)	Net of zero tax expense in 2007 and $9 tax benefit in 2006.
(e)	SFAS No. 158 adjustment, net of $144 tax benefit in 2006. Excludes $595 reflected as regulatory assets.
(f)	SFAS No. 158 net actuarial gain net of $54 tax expense in 2007. Excludes $204 reflected as regulatory assets.
(g)	SFAS No. 158 actuarial loss net of $159 tax benefit in 2008. Excludes $767 reflected as regulatory assets.
(h)	Net of $18 tax benefit in 2008.
(i)	Net of $5 tax expense in 2008.
(j)	Net of $8 tax benefit in 2008.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company primarily located in the Americas. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy and all majority-owned subsidiaries where Duke Energy has control, and those variable interest entities where Duke Energy is the primary beneficiary. These Consolidated Financial Statements also reflect Duke Energy’s proportionate share of certain generation and transmission facilities in South Carolina, Ohio, Indiana and Kentucky.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC (Duke Energy Carolinas) effective October 1, 2006). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of Duke Energy, which resulted in the issuance of approximately 313 million shares. Additionally, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock. Old Duke Energy is the predecessor of Duke Energy for purposes of U.S. securities regulations governing financial statement filing. Therefore, the accompanying Consolidated Financial Statements reflect the results of operations of Old Duke Energy for the three months ended March 31, 2006. New Duke Energy had separate operations for the period beginning with the effective date of the Cinergy merger, and references to amounts for periods after the closing of the merger relate to New Duke Energy. Cinergy’s results have been included in the accompanying Consolidated Statements of Operations from the effective date of acquisition and thereafter (see “Cinergy Merger” in Note 3). Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

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

On September 7, 2006, Duke Energy deconsolidated Crescent Resources, LLC (Crescent) due to a reduction in ownership causing an inability to exercise control over Crescent (see Note 3). Crescent has been accounted for as an equity method investment since the date of deconsolidation. See Note 12 for a discussion of the suspension of application of the equity method of accounting related to Duke Energy’s investment in Crescent beginning in the fourth quarter of 2008.

On January 2, 2007, Duke Energy completed the spin-off to shareholders of its natural gas businesses. The new natural gas business, which is named Spectra Energy Corp. (Spectra Energy), consists principally of certain operations of Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), primarily Duke Energy’s former Natural Gas Transmission business segment and Duke Energy’s former Field Services business segment, which represented Duke Energy’s 50% ownership interest in DCP Midstream, LLC (formerly Duke Energy Field Services, LLC) (DCP Midstream). Excluded from the spin-off were certain operations which were transferred from Spectra Energy Capital to Duke Energy in December 2006, primarily International Energy and Duke Energy’s effective 50% interest in the Crescent Resources joint venture (Crescent JV), which is discussed further in Note 3. Subsequent to the spin-off, the results of operations of the spun off businesses are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods prior to the spin-off. The primary businesses that remained with Duke Energy post-spin are the U.S. Franchised Electric and Gas business segment, the Commercial Power business segment, the International Energy business segment and Duke Energy’s effective 50% interest in the Crescent JV. See Note 2 for further information on Duke Energy’s business segments.

Assets and liabilities of entities included in the spin-off of Spectra Energy were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which included approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which included approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off. Additionally, cash flows related to the businesses included in the spin-off are included in the Consolidated Statements of Cash Flows for the year ended December 31, 2006.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States (U.S.), management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Reapplication of SFAS No. 71 to Portions of Generation in Ohio. Commercial Power’s generation operations in the Midwest include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Prior to December 17, 2008, Commercial Power did not apply the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS No. 71) due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the Public Utilities Commission of Ohio (PUCO) approved Commercial Power’s Electric Security Plan (ESP), which resulted in the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations as of that date.

From January 1, 2005 through December 31, 2008, Commercial Power had been operating under a rate stabilization plan (RSP), which was a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that, upon the expiration of the RSP, there would be a move to full competitive markets. Accordingly, Commercial Power did not apply the provisions of SFAS No. 71 to any of its generation operations prior to December 17, 2008. As discussed further in Note 4, in April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a Market Rate Option (MRO). The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio, Inc. (Duke Energy Ohio) filed an ESP, and with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The ESP became effective on January 1, 2009.

In connection with the approval of the ESP, Duke Energy reassessed the applicability of SFAS No. 71 to Commercial Power’s generation operations as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load meet the criteria established by SFAS No. 71 for regulatory accounting treatment as SB 221 and Duke Energy’s approved ESP solidified the automatic recovery of certain costs of its generation serving native load and increased the likelihood that these operations will remain under a cost recovery model for certain costs for the foreseeable future.

Under the ESP, Commercial Power will bill for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of the automatic recovery of certain of these riders, which includes, but is not limited to, a fuel and purchased power (FPP) rider and certain portions of a cost of environmental compliance (AAC) rider. Accordingly, Commercial Power began applying SFAS No. 71 to the corresponding RSP riders granting automatic recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow automatic cost recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. Duke Energy will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations.

Despite certain portions of the Ohio native load operations not being subject to the accounting provisions of SFAS No. 71, all of Commercial Power’s Ohio native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to here-in as Commercial Power’s regulated operations.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Extraordinary item. The reapplication of SFAS No. 71 to generation in Ohio on December 17, 2008, as discussed above, resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the RSP and ESP allow to be recovered through a FPP rider. There were no other immediate income statement impacts on the date of reapplication of SFAS No. 71. A corresponding regulatory asset was established for the value of these contracts.

Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Cash. At December 31, 2008 and 2007, Duke Energy had approximately $85 million and $166 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust for the purpose of funding future environmental construction or maintenance expenditures. This amount is reflected in Other Current Assets and Other Investments and Other Assets on the Consolidated Balance Sheets.

Inventory. Inventory consists primarily of materials and supplies and coal held for electric generation and is recorded primarily using the average cost method. Inventory related to Duke Energy’s regulated operations is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to Duke Energy’s non-regulated operations is valued at the lower of cost or market.

Components of Inventory

	December 31,
	2008	2007
	(in millions)
Materials and supplies	$661	$555
Coal held for electric generation	471	388
Natural gas	3	69

Total inventory	$1,135	$1,012

Effective November 1, 2008, Duke Energy Ohio and Duke Energy Kentucky, Inc. (Duke Energy Kentucky) executed agreements with a third party to transfer title of natural gas inventory purchased by Duke Energy Ohio and Duke Energy Kentucky to the third party. Under the agreements, the gas inventory will be stored and managed for Duke Energy Ohio and Duke Energy Kentucky and will be delivered on demand. The gas storage agreements will expire on October 31, 2009, unless extended by the third party for an additional 12 months. As a result of the agreements, the combined natural gas inventory of approximately $81 million being held by a third party as of December 31, 2008 has been classified as Other within Current Assets on the Consolidated Balance Sheets.

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy may use a number of different derivative and non-derivative instruments in connection with its commodity price, interest rate and foreign currency risk management activities, including swaps, futures, forwards, options and swaptions. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to net investment hedges and other investing activities, are presented as a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are presented as a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows related to net investment hedges and derivatives related to other investing activities are presented as a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy has designated all energy commodity derivatives as non-trading subsequent to the October 2006 sale of Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc. (collectively CMT), which is discussed further in Note 14. Gains and losses for all derivative contracts that do not represent physical delivery contracts are reported on a net basis in the Consolidated Statements of Operations. For each of Duke Energy’s physical delivery contracts that are derivatives, the accounting model and presentation of gains and losses, or revenue and expense in the Consolidated Statements of Operations is shown below.

Classification of Contract	Duke Energy Accounting Model	Presentation of Gains & Losses or Revenue & Expense
Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated Electric, Natural Gas, and Other

Non-trading derivatives:

Cash flow hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item

Fair value hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item

Normal purchase or sale	Accrual(b)	Gross basis upon settlement in the corresponding income statement category based on commodity type

Undesignated	Mark-to-market(a)	Net basis in the related income statement category for interest rate, currency and commodity derivatives in the non-regulated businesses. For derivatives related to the regulated businesses, gains and losses are deferred as regulatory liabilities and assets, respectively.

(a)	An accounting term used by Duke Energy to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is generally recognized in the Consolidated Statements of Operations for the non-regulated businesses and the Consolidated Balance Sheets within regulatory assets or regulatory liabilities for the regulated businesses. This term is applied to trading and undesignated non-trading derivative contracts. As this term is not explicitly defined within GAAP, Duke Energy’s application of this term could differ from that of other companies.
(b)	An accounting term used by Duke Energy to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided, the associated delivery period occurs or there is hedge ineffectiveness. As discussed further below, this term is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within GAAP, Duke Energy’s application of this term could differ from that of other companies.

On January 1, 2008, Duke Energy adopted FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1). In accordance with FSP No. FIN 39-1, Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Prior to the adoption of FSP No. FIN 39-1, Duke Energy offset the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” but presented cash collateral on a gross basis within the Consolidated Balance Sheets. At December 31, 2008 and 2007, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $86 million and $5 million, respectively, and had payables related to obligations to return cash collateral of an insignificant amount at each balance sheet date that have been offset against net derivative positions in the Consolidated Balance Sheets. Additionally, Duke Energy had cash collateral receivables of approximately $53 million and $15 million under master netting arrangements that have not been offset against net derivative positions at December 31, 2008 and 2007, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at December 31, 2008 and December 31, 2007.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Normal Purchases and Normal Sales (NPNS). On a limited basis, Duke Energy applies the NPNS exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for prospectively using the MTM Model unless immediately designated as a cash flow or fair value hedge.

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

Investments in Debt and Equity Securities. Duke Energy accounts for investments in debt and equity securities pursuant to SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” (SFAS No. 115). Accordingly, Duke Energy has classified investments in debt and equity securities into two categories – trading and available-for-sale. Certain investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans are classified as trading securities in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” These investments are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period to effectively offset the corresponding earnings impact associated with the change in the fair value of the deferred compensation liability to which the investments relate. All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses included in AOCI or a regulatory asset or liability, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value is included in earnings, unless deferred in accordance with a regulatory order. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

Duke Energy analyzes all securities classified as available-for-sale to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value. See Note 13 for a discussion of other-than-temporary impairments recorded during the year ended December 31, 2008.

Duke Energy holds investments in debt and equity securities in a Nuclear Decommissioning Trust Fund (NDTF), which are considered available-for-sale securities and are reported at fair value on Duke Energy’s Consolidated Balance Sheets. Since Duke Energy does not have day-to-day oversight of the investments in the NDTF, management does not have the ability to demonstrate the intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, management considers all securities held in the NDTF with market values below their respective original or adjusted cost basis to be other-than-temporarily impaired any time the original or adjusted cost basis exceeds the market value of the investment. However, realized and unrealized gains and losses, net of tax, on the NDTF holdings are deferred and reflected as regulatory assets or liabilities on Duke Energy’s Consolidated

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Balance Sheets as Duke Energy expects to recover all costs for decommissioning its nuclear generation assets through regulated rates pursuant to a regulatory order by the North Carolina Utilities Commission (NCUC).

See Note 10 for further information on the investments in debt and equity securities, including investments held in the NDTF.

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

Duke Energy primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory stability and ability to renew contracts as well as other factors into its revenue and expense forecasts. See Note 11 for further information.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Deferred Returns and Allowance for Funds Used During Construction (AFUDC),” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, is expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were 3.11% for 2008, 3.19% for 2007, and 3.51% for 2006. Depreciation studies are conducted periodically to update the composite rates and are approved by the various state commissions.

When Duke Energy retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

See Note 15 for further information on the components and estimated useful lives of Duke Energy’s property, plant and equipment balance.

Asset Retirement Obligations. Duke Energy recognizes asset retirement obligations in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional asset retirement obligations. The term conditional asset retirement obligation as used in SFAS No. 143 and FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Both SFAS No. 143 and FIN 47 require that the present value of the projected liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 7 for further information regarding Duke Energy’s asset retirement obligations.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy that are being disposed of, are classified as held for sale or have been wound down are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy must not have significant continuing involvement in the operations after the disposal (i.e. Duke Energy must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy’s ongoing operations (i.e. Duke Energy does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected within discontinued operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded as a component of continuing operations in the Consolidated Statements of Operations. Impairments for all other long-lived assets are recorded as Impairments Charges in the Consolidated Statements of Operations. See Note 14 for discussion of discontinued operations.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy, through its captive insurance entities, also has reinsurance coverage, which provides reimbursement to Duke Energy for certain losses above a per incident and/or aggregate retention. Duke Energy recognizes a reinsurance receivable for recovery of incurred losses under its captive’s reinsurance coverage once realization of the receivable is deemed probable by its captive insurance companies.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded as a component of interest expense in the Consolidated Statements of Operations and is reflected as Depreciation and amortization within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies. Duke Energy is involved in certain legal and environmental matters that arise in the normal course of business. Loss contingencies are accounted for under SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. See Note 18 for further information.

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

Severance and Special Termination Benefits. Duke Energy has an ongoing severance plan that is accounted for primarily under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (SFAS No. 112). In general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits under this ongoing severance plan. Under SFAS No. 112, Duke Energy records a liability for severance once a plan is committed to by management, or sooner if severances are probable and the related severance benefits can be reasonably estimated. Duke Energy accounts for involuntary severance benefits that are incremental to its ongoing severance plan benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). Under SFAS No. 146, Duke Energy measures the obligation when all the criteria of SFAS No. 146 are met and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. These voluntary severance programs may or may not include severance payments accounted for under the ongoing severance plan. Special termination benefits are accounted for under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88). Under SFAS No. 88, special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the special termination benefits being offered. See Note 13 for further information on Duke Energy’s severance programs.

Cost-Based Regulation. Duke Energy accounts for certain of its regulated operations under the provisions of SFAS No. 71. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy periodically

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy may have to reduce its asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. For further information see Note 4.

In order to apply the accounting provisions of SFAS No. 71 and record regulatory assets and liabilities, the scope criteria in SFAS No. 71 must be met. Management makes significant judgments in determining whether the scope criteria of SFAS No. 71 are met for its operations, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs. If facts and circumstances change so that a portion of Duke Energy’s regulated operations meet all of the scope criteria set forth in SFAS No. 71 when such criteria had not been previously met, SFAS No. 71 would be reapplied to all or a separable portion of the operations. Such reapplication includes adjusting the balance sheet for amounts that meet the definition of a regulatory asset or regulatory liability of SFAS 71. Refer to the above section titled, “Reapplication of SFAS No. 71 to Portions of Generation in Ohio.”

Guarantees. Duke Energy accounts for guarantees and related contracts, for which it is the guarantor, under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). In accordance with FIN 45, upon issuance or modification of a guarantee on or after January 1, 2003, Duke Energy recognizes a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee, if any. Fair value is estimated using a probability-weighted approach. Duke Energy reduces the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts subsequent to the initial recognition of a liability under FIN 45 is accounted for and recognized in accordance with SFAS No. 5 at the time a loss is probable and the amount of the loss can be reasonably estimated.

Duke Energy has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Energy’s potential exposure under these indemnification agreements can range from a specified to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. See Note 19 for further information.

Stock-Based Compensation. Effective January 1, 2006, Duke Energy adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards, including stock options, exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Share-based awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted. See Note 21 for further information.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at December 31, 2008 and 2007, were approximately $360 million and $380 million, respectively.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Nuclear Fuel. Amortization of nuclear fuel purchases is included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power-Regulated. The amortization is recorded using the units-of-production method.

Fuel Cost Deferrals. Fuel expense includes fuel costs or other recoveries that are deferred through fuel clauses established by Duke Energy’s regulators. These clauses allow Duke Energy to recover fuel costs, fuel-related costs and portions of purchased power costs through surcharges on customer rates. These deferred fuel costs are recognized in revenues and fuel expenses as they are billable to customers.

Deferred Returns and AFUDC. Deferred returns, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with funding certain regulatory assets or liabilities of the U.S. Franchised Electric and Gas segment. The amount of deferred return expense included in Other Income and Expenses, net was $11 million in 2008, $15 million in 2007, and $14 million in 2006.

In accordance with regulatory treatment, Duke Energy records AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, Duke Energy is permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense or nuclear fuel expense. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $205 million in 2008, which consisted of an after-tax equity component of $148 million and a before-tax interest expense component of $57 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $109 million in 2007, which consisted of an after-tax equity component of $69 million and a before-tax interest expense component of $40 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $75 million in 2006, which consisted of an after-tax equity component of $46 million and a before-tax interest expense component of $29 million. The 2006 amount excludes AFUDC and capitalized interest of approximately $22 million for the year ended December 31, 2006, which is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e. a permanent difference between financial statement and income tax reporting), thus reducing Duke Energy’s income tax expense and effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences. See Note 6 for information related to the impacts of AFUDC equity on Duke Energy’s effective tax rate.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by Duke Energy are held primarily for consumption. Duke Energy records emission allowances as Intangible Assets on its Consolidated Balance Sheets and recognizes the allowances in earnings as they are consumed or sold. Gains or losses on sales of emission allowances for non-regulated businesses are presented on a net basis in Gains (Losses) on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. For regulated businesses that provide for direct recovery of emission allowances, any gain or loss on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power-Regulated in the Consolidated Statements of Operations. For regulated businesses that do not provide for direct recovery of emission allowances through a cost tracking mechanism, gains and losses on sales of emission allowances are included in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows. See Note 13 for discussion regarding the impairment of the carrying value of certain emission allowances in 2008.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Income Taxes. Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties in Duke Energy’s regulated operations.

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

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $278 million, $277 million and $221 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Segment Reporting. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy’s reportable business segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, is presented in Note 2.

Foreign Currency Translation. The local currencies of Duke Energy’s foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operation, in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign operations, except for those whose functional currency is the U.S. Dollar, are translated into U.S. Dollars at the exchange rates at period end. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of AOCI. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Gains and losses arising from balances and transactions denominated in currencies other than the functional currency are included in the results of operations in the period in which they occur. See Note 24 for additional information on gains and losses primarily associated with International Energy’s remeasurement of certain cash and debt balances into the reporting entity’s functional currency and transaction gains and losses. Deferred taxes are not provided on translation gains and losses where Duke Energy expects earnings of a foreign operation to be permanently reinvested. Gains and losses relating to derivatives designated as hedges of the foreign currency exposure of a net investment in foreign operations are reported in foreign currency translation as a separate component of AOCI.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Dividend Restrictions and Unappropriated Retained Earnings. Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. As further described in Note 4, certain wholly-owned subsidiaries have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2008 and 2007, an insignificant amount of Duke Energy’s consolidated Retained Earnings balance represents undistributed earnings of equity method investments.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Refer to Note 9 for a discussion of Duke Energy’s adoption of SFAS No. 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115” (SFAS No. 159). Refer to Note 9 for a discussion of Duke Energy’s adoption of SFAS No. 159.

FSP No. FIN 39-1. Refer to “Accounting for Risk Management and Hedging Activities and Financial Instruments” above for a discussion of Duke Energy’s adoption of FSP No. FIN 39-1.

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

FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8). In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140) to require public entities to provide additional disclosures about transfers of financial assets and, FIN No. 46(R), to require public enterprises to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor that has a variable interest in a variable interest entity and (b) an enterprise that holds a significant variable interest in a qualifying special-purpose entity (SPE) but was not the transferor (nontransferor enterprise) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosure requirements of this FSP were effective for Duke Energy beginning December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position. See Note 23 for additional information.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). In January 2009, the FASB issued FSP EITF 99-20-1, which amends EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determinations of whether an other-than-temporary impairment has occurred for debt securities that are beneficial interests in securitized financial assets. FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use and establishes that an other-than-temporary impairment on a debt security that is a beneficial interest in a securitized financial asset would be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model is SFAS No. 115. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115 and other related guidance. For Duke Energy, FSP EITF 99-20-1 was effective beginning December 15, 2008. The adoption of FSP EITF 99-20-1 did not have any impact on the carrying value of Duke Energy’s note receivable from Cinergy Receivables, which is considered a retained beneficial interest in a securitized financial asset. See Note 23 for additional information.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that had been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy recognized the funded status of its defined benefit pension and other post-retirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $211 million (consisting of an increase in regulatory assets of $595 million, an increase in deferred tax assets of $144 million, offset by a decrease in pre-funded pension costs of $522 million and a decrease in intangible assets of $6 million), an increase in total liabilities of approximately $461 million and a decrease in AOCI, net of tax, of approximately $250 million as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on Duke Energy’s consolidated results of operations or cash flows.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. See Note 22.

FIN 48. In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy adopted FIN 48 effective January 1, 2007. See Note 6 for additional information.

FSP No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy’s adoption of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable GAAP. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy as of January 1, 2007. As discussed in Note 21, effective with the spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Energy is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Energy implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Energy to record compensation expense for all unvested awards beginning January 1, 2006.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The adoption of SFAS No. 123(R) did not have a material impact on Duke Energy’s consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Energy in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. See Note 21.

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of December 31, 2008:

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS No. 160). In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For Duke Energy, SFAS No. 160 is effective as of January 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. The adoption of SFAS No. 160 will impact the presentation of noncontrolling interests in Duke Energy’s Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income, as well as the calculation of Duke Energy’s effective tax rate.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with SFAS No. 157 (i.e., Level 1, 2, and 3 of fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, FSP FAS 132(R)-1 is effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have any impact on Duke Energy’s results of operations, cash flows or financial position.

2. Business Segments

Duke Energy operates the following business segments, which are all considered reportable business segments under SFAS No. 131: U.S. Franchised Electric and Gas, Commercial Power and International Energy. There is no aggregation of operating segments within Duke Energy’s reportable business segments. Prior to the fourth quarter of 2008, Crescent was a reportable business segment of Duke Energy. Beginning in the fourth quarter of 2008, Crescent is no longer considered an operating segment of Duke Energy as Duke Energy’s chief operating decision maker no longer reviews Crescent’s operating results in order to make resource allocation decisions and evaluate its performance. Accordingly, the results of Crescent have been included in Other for all periods presented.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s management believes these reportable business segments properly align the various operations of Duke Energy with how the chief operating decision maker views the business. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these reportable business segments in deciding how to allocate resources and evaluate performance. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, which primarily consisted of Duke Energy’s former Natural Gas Transmission business segment and Duke Energy’s former Field Services business segment, which represented Duke Energy’s 50% ownership interest in DCP Midstream. Accordingly, results of operations for these former business segments are included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the year ended December 31, 2006.

U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, central, north central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas also transmits, and distributes electricity in southwestern Ohio. Additionally, U.S. Franchised Electric and Gas transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the NCUC, the Public Service Commission of South Carolina (PSCSC), the PUCO, the Indiana Utility Regulatory Commission (IURC) and the Kentucky Public Service Commission (KPSC). Substantially all of U.S. Franchised Electric and Gas’ operations are regulated and, accordingly, these operations are accounted for under the provisions of SFAS No. 71.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s regulated generation in Ohio and the five Midwestern gas-fired non-regulated generation assets that were a portion of the former Duke Energy North America (DENA) operations. Commercial Power’s assets, excluding wind energy generation assets, comprise approximately 7,550 net megawatts (MW) of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio was contracted through the RSP through December 31, 2008. As discussed further in Note 1 and Note 4, beginning on December 17, 2008, Commercial Power reapplied the provisions of SFAS No. 71 to certain portions of its operations due to the passing of SB 221 and the approval of the ESP. Commercial Power also develops and implements customized energy solutions. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages 6,300 megawatts of power generation at 21 facilities throughout the U.S. In addition, DEGS engages in the development, construction and operation of wind energy projects. Currently, DEGS has approximately 370 net MW of wind energy generating capacity in commercial operation, approximately 150 MW of wind energy under construction and more than 5,000 megawatts of wind energy projects in development.

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

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, Crescent and DukeNet Communications, LLC (DukeNet) and related telecommunications. Additionally, Other includes Duke Energy Trading and Marketing, LLC (DETM), which management is currently in the process of winding down. Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures (such as the Cinergy merger and spin-off of Spectra) and costs associated with certain corporate severance programs. Bison’s principal activities as a captive insurance entity include the insurance and reinsurance of various business risks and losses, such as workers compensation, property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. On a limited basis, Bison also participates in reinsurance activities with certain third parties. Crescent develops and manages high-quality commercial, residential and multi-family real estate projects primarily in the Southeastern and Southwestern United States. Some of these projects are developed and managed through joint ventures. Crescent also manages “legacy” land holdings in North Carolina and South Carolina. As

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

discussed further in Note 3, on September 7, 2006, Duke Energy deconsolidated Crescent due to a reduction in ownership and its inability to exercise control over Crescent and has accounted for Crescent as an equity method investment since the date of deconsolidation. See Note 12 for discussion of the suspension of the application of the equity method of accounting related to Duke Energy’s investment in Crescent beginning in the fourth quarter of 2008. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Carolinas, serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations.

Duke Energy’s reportable business segments offer different products and services or operate under different competitive environments and are managed separately. Accounting policies for Duke Energy’s segments are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Segment EBIT includes transactions between reportable segments.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income on those balances, as well as realized and unrealized gains and losses from foreign currency remeasurement and transactions, are excluded from the segments’ EBIT.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures and Acquisitions	Segment Assets(b)
	(in millions)
Year Ended December 31, 2008
U.S. Franchised Electric and Gas	$10,130	$29	$10,159	$2,398	$1,326	$3,650	$39,556
Commercial Power	1,817	9	1,826	264	174	870	7,467
International Energy	1,185	—	1,185	411	84	161	3,309
Total reportable segments	13,132	38	13,170	3,073	1,584	4,681	50,332
Other(d)	75	59	134	(568)	86	241	2,605
Eliminations and reclassifications	—	(97)	(97)	—	—	—	140
Interest expense	—	—	—	(741)	—	—	—
Interest income and other(c)	—	—	—	131	—	—	—
Total consolidated	$13,207	$—	$13,207	$1,895	$1,670	$4,922	$53,077

Year Ended December 31, 2007
U.S. Franchised Electric and Gas	$9,715	$25	$9,740	$2,305	$1,437	$2,613	$35,950
Commercial Power	1,870	11	1,881	278	169	442	6,826
International Energy	1,060	—	1,060	388	79	74	3,707
Total reportable segments	12,645	36	12,681	2,971	1,685	3,129	46,483
Other(d)	75	92	167	(260)	61	153	3,176
Eliminations and reclassifications	—	(128)	(128)	—	—	—	27
Interest expense	—	—	—	(685)	—	—	—
Interest income and other(c)	—	—	—	208	—	—	—
Total consolidated	$12,720	$—	$12,720	$2,234	$1,746	$3,282	$49,686

Year Ended December 31, 2006
U.S. Franchised Electric and Gas	$8,077	$21	$8,098	$1,811	$1,280	$2,381	$34,346
Natural Gas Transmission(f)	—	—	—	—	—	790	19,002
Field Services(f)	—	—	—	—	—	—	1,233
Commercial Power	1,325	6	1,331	47	140	209	6,826
International Energy	943	—	943	163	73	58	3,332
Total reportable segments	10,345	27	10,372	2,021	1,493	3,438	64,739
Other(d)(e)	262	99	361	(5)	52	638	3,990
Eliminations and reclassifications	—	(126)	(126)	—	—	—	(29)
Interest expense	—	—	—	(632)	—	—	—
Interest income and other(c)	—	—	—	146	—	—	—
Total consolidated	$10,607	$—	$10,607	$1,530	$1,545	$4,076	$68,700

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Includes assets held for sale and assets of entities in discontinued operations. See Note 12 for description and carrying value of investments accounted for under the equity method of accounting within each segment.
(c)	Other within interest income and other includes foreign currency transaction gains and losses and additional minority interest expense not allocated to the segment results.
(d)	In September 2006, Duke Energy completed a joint venture transaction of Crescent (see Note 3). As a result, Other includes the results of Crescent as a consolidated entity for periods prior to September 7, 2006 and as an equity method investment for periods subsequent to September 7, 2006. As discussed in Note 12, Duke Energy suspended accounting for Crescent as an equity method investment beginning in the fourth quarter of 2008.
(e)	Capital expenditures for Crescent’s residential real estate are included in operating cash flows and were $322 million for the period from January 1, 2006 through the date of deconsolidation of Crescent (September 7, 2006).
(f)	Both the former Natural Gas Transmission business segment and former Field Services business segment were included in the spin-off of Spectra Energy on January 2, 2007. The results of operations for these former business segments are presented as a component of Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations for the year ended December 31, 2006.

Geographic Data

	U.S.	Canada	Latin America	Consolidated
2008
Consolidated revenues	$12,022	$—	$1,185	$13,207
Consolidated long-lived assets	37,866	—	2,065	39,931
2007
Consolidated revenues	$11,660	$—	$1,060	$12,720
Consolidated long-lived assets	33,746	—	2,298	36,044
2006
Consolidated revenues	$9,664	$—	$943	$10,607
Consolidated long-lived assets	34,934	10,541	2,173	47,648

3. Acquisitions and Dispositions of Businesses and Sales of Other Assets

Acquisitions. Duke Energy consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired tangible and identifiable intangible assets and liabilities meeting the definition of a business as defined in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date; however, it may be longer for certain income tax items. As discussed in Note 1, effective January 1, 2009, Duke Energy adopted SFAS No. 141(R) and will apply the provisions of this standard to any future acquisitions.

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

Based on the market price of Duke Energy common stock during the period including the two trading days before through the two trading days after May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction was valued at approximately $9.1 billion and resulted in goodwill of approximately $4.5 billion, none of which was deductible for tax purposes. Approximately $135 million of the goodwill was allocated to CMT, which was sold in October 2006, as described further in Note 14.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following unaudited consolidated pro forma financial results are presented as if the Cinergy merger had occurred at the beginning of the year ended December 31, 2006:

Unaudited Consolidated Pro Forma Results

Year Ended December 31, 2006
(in millions, except per share amounts)
Operating revenues	$12,093
Income from continuing operations	1,080
Net income	1,854
Earnings available for common stockholders	1,854
Earnings per share (from continuing operations)
Basic	$0.86
Diluted	$0.85
Earnings per share
Basic	$1.48
Diluted	$1.46

Pro forma results for the year ended December 31, 2006 include approximately $128 million of charges related to costs to achieve the merger and related synergies, which are recorded within Operating Expenses on the Consolidated Statements of Operations. Pro forma results for the year ended December 31, 2006 do not reflect the pro forma effects of any significant transactions completed by Duke Energy that are not reflected in the historical amounts other than the merger with Cinergy.

Other Acquisitions. On September 30, 2008, Duke Energy completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy owns approximately 19% of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. As the acquisition occurred on September 30, 2008, Duke Energy began recording earnings associated with the additional acquired interest beginning October 1, 2008. See Note 4 for discussion of Duke Energy’s filing of a petition with the PSCSC requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

In June 2008, Duke Energy announced the execution of a definitive agreement to acquire Catamount Energy Corporation (Catamount) from Diamond Castle Partners. Catamount is a leading wind power company located in Rutland, Vermont. The acquisition closed in September 2008 and expanded Duke Energy’s renewable energy portfolio to include over 300 MW of power generating assets, including 283 net MW in the Sweetwater wind power facility in West Texas, and 20 net MW of biomass-fueled cogeneration in New England. The acquisition also included approximately 1,750 MW of wind assets with the potential for development in the U.S. and United Kingdom. This transaction resulted in a purchase price of approximately $245 million plus the assumption of approximately $80 million of debt. The purchase accounting entries recorded upon acquisition primarily consisted of approximately $190 million of equity method investments, approximately $117 million of intangible assets related to wind development rights, approximately $70 million of goodwill, none of which is deductible for tax purposes, and approximately $80 million of debt. See Note 11 for further discussion of the goodwill and intangible assets recorded as a result of this transaction.

On February 4, 2009, Duke Energy completed the sale of Mark Hill Wind Power Ltd., which was a United Kingdom wind project acquired in the Catamount acquisition. No gain or loss was recognized on the sale. Additionally, Duke Energy has entered into an agreement to sell another United Kingdom wind project acquired in the Catamount acquisition. This transaction is expected to close in 2009. No gain or loss is expected to be recognized on the sale. As these projects do not meet the definition of a disposal group as defined by SFAS No. 144, these projects are not reflected as held-for-sale on the Consolidated Balance Sheets at December 31, 2008.

In May 2007, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy. The purchase included more than 1,000 MW of wind assets in various stages of development in the Western and Southwestern U.S. and supports Duke Energy’s strategy to increase its investment in renewable energy. A significant portion of the purchase price was for intangible assets. Three of the development projects, totaling approximately 240 MW, are located in Texas and Wyoming. Two of these projects went into commercial operation during 2008, with the other project anticipated to be in commercial operation in 2009.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). In December 2007, International Energy closed on a transaction to acquire an additional 10% interest in Aguaytia for approximately $16 million, which consisted of approximately $8 million of cash and a short-term note payable of approximately $8 million. The acquisitions during 2006 increased International Energy’s ownership in Aguaytia to 66% and resulted in Duke Energy accounting for Aguaytia as a consolidated entity. Prior to the acquisition of the additional interest in 2006, Aguaytia was accounted for as an equity method investment. The December 2007 acquisition of an additional interest in Aguaytia increased Duke Energy’s ownership interest to 76% at December 31, 2007. The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas and natural gas liquids (NGL) and the generation, transmission and sale of electricity from a 177 MW power plant. No goodwill was recorded in connection with these transactions.

In the fourth quarter of 2006, Duke Energy acquired an 825 MW power plant located in Rockingham County, North Carolina, from Dynegy for approximately $195 million. The Rockingham plant is a peaking power plant used during times of high electricity demand, generally in the winter and summer months and consists of five 165 MW combustion turbine units capable of using either natural gas or oil to operate. The acquisition is consistent with Duke Energy’s plan to meet customers’ electric needs for the foreseeable future. The transaction required approvals by the NCUC, the FERC and the U.S. Federal Trade Commission (FTC). No goodwill was recorded as a result of this acquisition.

The pro forma results of operations for Duke Energy as if those acquisitions discussed above (other than the Cinergy merger) which closed prior to December 31, 2008 occurred as of the beginning of the periods presented do not materially differ from reported results.

See Note 14 for acquisitions related to discontinued operations.

Dispositions. In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to Wabash Valley Power Association Inc. (WVPA). The sale was approved by the IURC, the FERC, the FTC and the U.S. Department of Justice (DOJ) during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Unit 1 at the time of sale. Since, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Unit 1 were reflected as Assets Held for Sale within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received was included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Since the sales price was equal to the net book value of Unit 1 at the transaction date, no gain or loss was recognized on the sale. The sale was completed on January 1, 2008.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses. See Note 1 and Note 14 for additional information. Additionally, see Note 14 for dispositions related to discontinued operations.

Other Asset Sales. For the year ended December 31, 2008, the sale of other assets resulted in approximately $87 million in proceeds and net pre-tax gains of approximately $69 million, which is recorded in Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. These gains primarily relate to Commercial Power’s sales of zero cost basis emission allowances.

For the year ended December 31, 2007, the sale of other assets resulted in approximately $32 million in proceeds and net pre-tax losses of approximately $5 million recorded in Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. These losses primarily relate to Commercial Power’s sales of emission allowances that were written up to fair value in purchase accounting in connection with Duke Energy’s merger with Cinergy in April 2006.

For the year ended December 31, 2006, the sale of other assets and businesses resulted in approximately $2 billion in proceeds and net pre-tax gains of approximately $223 million recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. Proceeds and pre-tax gains during 2006 relate primarily to transactions related to Crescent and Commercial Power as discussed further below.

On September 7, 2006, an indirect wholly owned subsidiary of Duke Energy closed an agreement to create the Crescent JV with Morgan Stanley Real Estate Fund V U.S., L.P. (MSREF) and other affiliated funds controlled by Morgan Stanley (collectively the MS Members). Under the agreement, the Duke Energy subsidiary contributed all of the membership interests in Crescent, which had an enterprise value of approximately $2.1 billion as of December 31, 2005, to a newly-formed joint venture. The enterprise value was determined primarily by discounted cash flow analyses, but also incorporated multiple-to-book value approaches, as well as per acre valu-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

ations for certain types of properties. In conjunction with the formation of the Crescent JV, the joint venture, Crescent and Crescent’s subsidiaries entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.21 billion, net of transaction costs, of which approximately $1.19 billion was immediately distributed to Duke Energy. These proceeds were classified as Proceeds from the issuance of long-term debt within Financing Activities on the Consolidated Statements of Cash Flows. Immediately following the debt transaction, the MS Members collectively acquired a 49% membership interest in the Crescent JV from Duke Energy for a purchase price of approximately $415 million, which represented 50% of the fair value of the net assets of Crescent based on a $2.1 billion enterprise value of Crescent less debt of approximately $1.3 billion. A 2% interest in the Crescent JV was also issued by the joint venture to the President and Chief Executive Officer of Crescent, which is subject to forfeiture if the executive voluntarily leaves the employment of the Crescent JV within a three-year period. Additionally, this 2% interest can be put back to the Crescent JV after three years, or possibly earlier upon the occurrence of certain events, at an amount equal to 2% of the fair value of the Crescent JV’s equity as of the put date. Therefore, the Crescent JV has been accruing this obligation related to the put as a liability over the three-year forfeiture period. Accordingly, Duke Energy has an effective 50% ownership in the equity of Crescent JV for financial reporting purposes. Since, subsequent to this transaction, Duke Energy no longer controlled the Crescent JV, Duke Energy deconsolidated its investment in Crescent as of the transaction date and subsequently accounted for its investment in the Crescent JV under the equity method of accounting. See Note 12 for discussion surrounding Duke Energy suspending the equity method of accounting for its investment in Crescent beginning in the fourth quarter of 2008.

Immediately prior to the Crescent JV transaction, Duke Energy’s basis in 100% of Crescent’s net assets was approximately $340 million. As Duke Energy received proceeds from the sale of approximately $415 million as compared to the approximate $170 million book basis in the 50% interest in the underlying net assets of Crescent, Duke Energy recognized a pre-tax gain on the sale of approximately $246 million, which has been classified as a component of Gains (Losses) on Sales of Other Assets and Other, net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. In accordance with appropriate accounting literature, including APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18) and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” Duke Energy concluded that recognition of the gain was appropriate as the cash received of approximately $415 million exceeded the economic gain of approximately $246 million and there was no significant uncertainties regarding the realization of the gain. Specifically, Duke Energy is not committed or required to make future capital contributions to Crescent. Proceeds of approximately $380 million, which represents cash received from the MS Members, net of cash held by Crescent as of the transaction date, were classified as Net proceeds from the sales of other assets, and sales of and collections on notes receivable within Investing Activities on the Consolidated Statements of Cash Flows.

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

During 2006, Commercial Power’s sale of emission allowances resulted in proceeds of $136 million and pre-tax losses on sales of approximately $29 million, which was recorded in Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. These losses primarily relate to Commercial Power’s sales of emission allowances that were written up to fair value in purchase accounting in connection with Duke Energy’s merger with Cinergy in April 2006.

The transactions and amounts discussed above exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 14.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

4. Regulatory Matters

Regulatory Assets and Liabilities.

Substantially all of U.S. Franchised Electric and Gas’ operations and certain portions of Commercial Power’s operations apply the provisions of SFAS No. 71. Accordingly, these businesses record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

Duke Energy’s Regulatory Assets and Liabilities:

	As of December 31,
	2008	2007	Recovery/Refund Period Ends(s)
	(in millions)
Regulatory Assets(a)
Net regulatory asset related to income taxes(c)	$625	$552	(o	)
Accrued pension and post retirement(d)	1,261	539	(b	)
ARO costs(d)	1,016	489	2043
Regulatory Transition Charges (RTC)(d)	138	239	2011
Gasification services agreement buyout costs(d)	175	194	2018
Deferred debt expense(c)	160	175	2039
Vacation accrual(e)	137	128	2009
Post-in-service carrying costs and deferred operating expense(d)	101	100	2067
Under-recovery of fuel costs(f)	163	97	2010
Regional Transmission Organization (RTO) costs(g)(h)	20	22	(g	)
Hedge costs and other deferrals(h)(r)	107	5	2009
Storm cost deferrals(d)	36	—	(b	)
Forward contracts to purchase emission allowances(h)	33	—	(b	)
Other(h)	105	105	(b	)

Total Regulatory Assets	$4,077	$2,645

Regulatory Liabilities(a)
Removal costs(c)(i)	$2,162	$2,173	(q	)
Nuclear property and liability reserves(c)(i)	184	179	2043
Demand-side management costs(j)(k)	134	99	(p	)
Purchased capacity costs(j)(k)	13	90	(n	)
Accrued pension and post retirement(i)	—	27	—
Deferred emission allowance revenue(l)	15	5	(b	)
Gas purchase costs(l)	14	4	2009
Over-recovery of fuel costs(m)	60	1	2009
Other(i)	96	96	(b	)

Total Regulatory Liabilities	$2,678	$2,674

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Recovery/Refund period currently unknown.
(c)	Included in rate base.
(d)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(e)	Included in Other Current Assets on the Consolidated Balance Sheets.
(f)	Included in Accounts Receivable and Other Assets on the Consolidated Balance Sheets.
(g)	North Carolina portion of approximately $10 million to be recovered in rates through 2012. See “Duke Energy Carolinas Rate Case” discussion below. South Carolina portion to be recovered through future rates, although ultimate recovery period is currently unknown.
(h)	Included in Other Current Assets and Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(i)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(j)	Earns a negative return.
(k)	Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(l)	Included in Accounts Payable on the Consolidated Balance Sheets.
(m)	Included in Accounts Payable and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(n)	Refund period will be determined by the volume of sales as U.S. Franchised Electric and Gas is currently refunding the liability through retail sales.
(o)	Recovery/refund is over the life of the associated asset or liability.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

(p)	Incurred costs were deferred and are being recovered in rates. U.S. Franchised Electric and Gas is currently over-recovered for these costs in the South Carolina jurisdiction. Refund period is dependent on volume of sales and cost incurrence.
(q)	Liability is extinguished over the lives of the associated assets.
(r)	Approximately $95 million of the balance at December 31, 2008 relates to mark-to-market deferrals associated with open hedge positions at Commercial Power as a result of the reapplication of SFAS No. 71.
(s)	Represents the latest recovery period across all jurisdictions in which Duke Energy operates. Regulatory asset and liability balances may be collected or refunded sooner than the indicated date in certain jurisdictions.

Regulatory Merger Approvals.

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly-formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO, the KPSC, the PSCSC and the NCUC required that certain merger related savings be shared with consumers in Ohio, Kentucky, South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., Cinergy, Duke Energy Ohio, Duke Energy Kentucky and/or Duke Energy Carolinas to meet additional conditions. Although the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

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

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $2 million of the rate reduction was passed through to customers during the years ended December 31, 2008, 2007 and 2006, respectively.

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

•

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 1, 2007, Duke Energy Carolinas was required to file a general rate case or demonstrate that Duke Energy Carolinas’ existing rates and charges should not be changed (see discussion under “Duke Energy Carolinas’ 2007 Rate Case” below).

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Restrictions on the Ability of Certain Subsidiaries to Make Dividends, Advances and Loans to Duke Energy Corporation. As discussed above, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated. As a condition to the merger approval, the PUCO, the KPSC, the PSCSC, the IURC and the NCUC imposed conditions (the Merger Conditions) on the ability of Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy’s public utility subsidiaries may not transfer funds to the parent through intercompany loans or advances; however, certain subsidiaries may transfer funds to the parent by obtaining approval of the respective state regulatory commissions. Additionally, the Merger Conditions imposed the following restrictions on the ability of the public utility subsidiaries to pay cash dividends:

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

At December 31, 2008, Duke Energy’s consolidated subsidiaries had restricted net assets of approximately $10.7 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned merger conditions.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

North Carolina Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of SO2 and NOx from coal-fired power plants in the state. The legislation allowed electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provided for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). As discussed further below, under the Partial Settlement of the Duke Energy Carolinas’ 2007 rate case, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of environmental compliance costs incurred pursuant to the North Carolina clean air legislation and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion recorded by Duke Energy Carolinas associated with the North Carolina clean air legislation from inception through December 31, 2007. Of this amount, Duke Energy Carolinas’ recorded amortization expense related to this clean air legislation of approximately $187 million and $225 million during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2008, cumulative expenditures totaled approximately $1,601 million, with approximately $355 million, $418 million and $403 million incurred during the years ended December 31, 2008, 2007 and 2006, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas estimated the costs to comply with the legislation as approximately $1.8 billion (excluding any AFUDC). Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ 2007 base rates (see “Duke Energy Carolinas’ 2007 Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), (see Note 18), and a likely federal mercury rule, could result in additional costs to reduce emissions from Duke Energy’s coal-fired power plants.

Duke Energy Carolinas’ 2007 Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement) among Duke Energy Carolinas, the North Carolina Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which included all parties to the case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a RTO planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

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

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the merger savings rider and GridSouth cost matters, the Order required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of rate making. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider and the $80 million increment rider. Duke Energy Carolinas implemented the rate rider effective January 1, 2008 and terminated the rider effective January 1, 2009.

On December 12, 2007, the PSCSC directed the South Carolina Office of Regulatory Staff (ORS) to provide a written report concerning the NCUC’s resolution of Duke Energy Carolinas’ rate application and its relevance to Duke Energy Carolinas’ rates in South Carolina. On January 31, 2008, the ORS filed its report with the PSCSC, which concluded that the outcome of the North Carolina rate case had no bearing on Duke Energy Carolinas’ rates in South Carolina. The PSCSC took no action with respect to the report filed by the ORS.

At the request of the NCUC, the Public Staff performed a review of Duke Energy Carolinas’ pension and other post-retirement benefit plan costs, as well as Duke Energy’s funding of the plans. The Public Staff filed its report on February 23, 2009 recommending no change in Duke Energy Carolinas’ methodology for expensing pension and other post-retirement benefit costs.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operated under a RSP, a market-based standard service offer approved by the PUCO in November 2004, from January 1, 2005 through December 31, 2008. In March 2005, the Office of the Ohio Consumers’ Counsel (OCC) appealed the PUCO’s approval of the RSP to the Supreme Court of Ohio, which issued its decision in November 2006. It upheld the RSP in virtually every respect but remanded to the PUCO on two issues. The Supreme Court of Ohio ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order.

In October 2007, the PUCO issued its ruling affirming the RSP, with certain modifications, and maintained the then current price. The ruling provided for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also attempted to modify the statutory requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and ordered Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s non-residential regulatory transition charge (RTC) will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to whether certain pricing components may be avoided by customers, the right to transfer generating assets, and the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the PUCO modified and clarified the applicability of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at the end of 2008 and that the non-residential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio asked the Ohio Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive supplier. On March 28, 2008, Duke Energy Ohio voluntarily withdrew its appeal. The OCC filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. The OCC and Ohio Partners for Affordable Energy (OPAE) also filed appeals from the PUCO’s November 20, 2007 order approving Duke Energy Ohio’s RSP riders. Duke Energy Ohio intervened in each appeal. Pending the Ohio Supreme Court’s consideration of its initial appeal, the OCC requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge to be collected from customers approved in the October 2007 order. The Commission denied the OCC’s request and the OCC filed a similar request with the Ohio Supreme Court. On July 9, 2008, the court denied the OCC’s request to stay implementation of the Infrastructure Maintenance Fund. On April 30, 2008, the Ohio Supreme Court granted Duke Energy Ohio’s motion to intervene in the OCC’s appeal. Oral arguments were conducted on November 18, 2008. On January 2, 2009, the PUCO filed a motion to dismiss the action as moot. The PUCO argued that the rates at issue in this matter expired on January 1, 2009, with the implementation of Duke Energy Ohio’s ESP. On February 19, 2009, the Ohio Supreme Court issued its decision on OCC’s appeal. The Ohio Supreme Court granted the PUCO’s motion to dismiss ruling that because the challenged rate structure is no longer in effect, it can neither order lower prospective rates nor order a refund.

New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an ESP, which would allow for pricing structures similar to the current RSP. Electric utilities are required to file an ESP and may also file an application for a market rate option (MRO) at the same time. The MRO is a price determined through a competitive bidding process. If a MRO price is approved, the utility would blend in the RSP or ESP price with the MRO price over a six- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of a utility’s load by 2025. The utility’s earnings under the ESP can be subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval.

On July 31, 2008 Duke Energy Ohio filed a new generation pricing formula to be effective January 1, 2009, when the current RSP expired. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, renewables and energy efficiency portfolio standards established by SB 221.

On October 27, 2008 Duke Energy Ohio filed a Stipulation and Recommendation (Stipulation) for consideration by the PUCO regarding Duke Energy Ohio’s July 31, 2008 ESP filing. The Stipulation reflected agreement on all but two issues and was filed with the support of most of the parties to this proceeding. In addition to the Stipulation, the ability for residential governmental aggregation customers to avoid certain charges and to receive a shopping credit was presented to the PUCO for a ruling. Parties to this proceeding who did not support the Stipulation were free to litigate any, or all, issues.

The Stipulation agrees to a net increase in base generation revenues of approximately $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including termination of the residential and non-residential RTC. Such amounts result in a residential net rate increase of 2% in 2009 and in 2010, and a non-residential rate increase of 2% in 2009, 2010 and 2011. The Stipulation also allows the recovery of expenditures incurred to deploy SmartGrid infrastructure modernization technology on the distribution system. The recovery of such expenditures, net of savings, is subject to an annual residential revenue cap. Further, the Stipulation allows for the implementation of a new energy efficiency compensation model, referred to as Save-A-Watt, to achieve the energy efficiency mandate pursuant to the recent electric energy legislation. The criteria customers must meet to be exempt from Duke Energy Ohio’s program was also presented to the PUCO for a ruling in this case. Also under the Stipulation, Duke Energy Ohio may defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station and amortize such costs over a three-year period.

The ESP hearing occurred on November 10, 2008. On December 17, 2008, the PUCO issued its finding and order resolving the two litigated issues and adopting a modified Stipulation. Specifically, the PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision have been filed by environmental groups and a residential customer advocate group. On February 11, 2009 the PUCO issued an Entry denying the rehearing requests.

As discussed further below within “Commercial Power” and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied SFAS No. 71 to certain portions of its operations.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and OPAE filed Applications for Rehearing opposing the rate design. On July 23, 2008 the Ohio Commission issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008 respectively, OCC and OPAE filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision of May 28, 2008.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it will seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. Among other things, the rate request includes a proposal to increase the monthly residential customer charge from $4.50 to $10, with an offsetting reduction in the usage-based charge. This change in rate design will make customer bills more even throughout the year. Duke Energy Ohio also proposes a distribution modernization tracker that would allow smaller annual increases to reflect increased investment in the delivery system. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm. On January 14, 2009, the PUCO granted Duke Energy Ohio’s deferral request. Accordingly, a regulatory asset was recorded as of December 31, 2008 for $31 million. The staff of the PUCO issued a Staff Report in January 2009 recommending an increase of approximately $54 million to $62 million associated with the Ohio distribution rate case. The staff report did not recommend approval of the distribution modernization tracker. The report also recommended approval of a rider to recover the deferred storm costs from the September 14, 2008 windstorm and recommended a future hearing be established to evaluate the windstorm related costs and implement a rider. An evidentiary hearing with PUCO is scheduled to begin on March 31, 2009.

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

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase is attributable to recovery of the current cost of the accelerated gas main replacement program in base rates. In June 2005, the Kentucky General Assembly enacted Kentucky Revised Statute 278.509 (KRS 278.509), which specifically authorizes the KPSC to approve tracker recovery for utilities’ gas main replacement programs. In December 2005, the KPSC approved an annual rate increase of $8 million and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, which were approved prior to the enactment of KRS 278.509 in 2005. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Per the KPSC order, Duke Energy Kentucky collected these revenues subject to refund pending the final outcome of this litigation. Duke Energy Kentucky and the KPSC have requested that the Kentucky Court of Appeals grant a rehearing of its decision. On February 5, 2009, the Kentucky Court of Appeals denied the rehearing requests of both Duke Energy Kentucky and the KPSC. Duke Energy Kentucky is filing a motion for discretionary review to the Kentucky Supreme Court on or about March 6, 2009.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed its Save-A-Watt energy efficiency plan with the NCUC seeking approval to implement new energy efficiency programs, a new regulatory recovery model and a rate rider. The plan recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel”, that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on 90% of the avoided capacity and energy cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. Piedmont Natural Gas Company and Public Service Company of North Carolina, Inc. raised certain concerns regarding the incentives offered to Duke Energy Carolinas’ customers under its proposed portfolio of energy efficiency programs. In June 2008, Duke Energy Carolinas filed settlement agreements resolving all issues with these parties. Duke Energy Carolinas has not reached settlement with any of the other intervenors. The evidentiary hearing occurred the week of July 28, 2008 and concluded on August 18, 2008. Duke Energy Carolinas was unable to reach a settlement with any party to the proceeding. On October 7, 2008 Duke Energy Carolinas filed its proposed order and legal brief with the NCUC.

On February 26, 2009, the NCUC issued an order approving the proposed energy efficiency programs as new programs eligible for incentives under North Carolina’s 2009 energy legislation. The NCUC requested additional information regarding the earnings potential under its proposed Save-A-Watt recovery mechanism before ruling on this issue; however, it authorized Duke Energy Carolinas to implement its proposed energy efficiency rider pending final resolution and subject to refund.

On February 25, 2009, the PSCSC issued a directive rejecting Duke Energy Carolinas’ Save-A-Watt energy efficiency plan, which was filed with the PSCSC on September 28, 2007.

On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs are recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the Save-A-Watt Energy Efficiency Plan as part of its ESP filed with PUCO on July 31, 2008 (discussed above). A Stipulation and Recommendation for consideration by the PUCO regarding Duke Energy Ohio’s ESP filing, including implementation of Save-A-Watt, was filed on October 27, 2008. The ESP hearing occurred on November 10, 2008. On December 17, 2008, the PUCO approved the ESP, including allowing for the implementation of a new Save-A-Watt energy efficiency compensation model. However, the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this decision have been filed by environmental groups and a residential customer advocate group.

In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Similar to the plans in North Carolina and South Carolina, Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

intervened in the proceeding. On May 29, 2008 Duke Energy and Vectren Energy Delivery of Indiana, Inc. filed a stipulation and settlement agreement in the proceeding. On August 1, 2008, Duke Energy Indiana reached a settlement agreement with the OUCC resolving all issues in the proceeding. The settlement agreement was filed with the IURC on August 15, 2008. On October 31, 2008, Duke Energy Indiana reached a settlement agreement with Nucor Corporation, Steel Dynamics, Inc. and the Kroger Company resolving all issues in the proceeding. The settlement agreement was filed with the IURC on November 3, 2008. On January 15, 2009, Duke Energy Indiana entered into a settlement that amended the October 31, 2008 settlement, adding two additional intervenors to the settlement – the Indiana Industrial Group and Wal-Mart Stores, Inc. Duke Energy Indiana has not reached a settlement with one intervenor in the proceeding, the Citizens Action Coalition of Indiana, Inc. An evidentiary hearing with the IURC is scheduled to occur in the first quarter of 2009.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008, Duke Energy Kentucky filed an application for a Save-A-Watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio and Indiana. An evidentiary hearing with the KPSC is expected to occur in the third quarter of 2009.

2007 North Carolina and South Carolina Legislation. South Carolina passed new energy legislation (S 431) which became effective May 3, 2007. A key element of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (e.g., ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ environmental control technologies. The cost of reagents for Duke Energy Carolinas in 2008 was $24 million and is expected to be approximately $40 million in 2009. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction through a rider. The North Carolina General Assembly also passed comprehensive energy legislation (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs through the annual fuel clause. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable energy and energy efficiency portfolio standard (REPS) for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve an energy efficiency rate rider to compensate utilities for new energy efficiency programs that they implement, as well as a REPS rider to recover incremental costs incurred to comply with the renewable portfolio standard. On February 29, 2008, the NCUC adopted new rules and modified existing rules to implement the legislation.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC for approval of a Solar Photovoltaic (PV) Distributed Generation Program. The application seeks authorization to invest approximately $100 million to install approximately 850 solar PV facilities on customer rooftops and other customer and company owned property over a two-year period, resulting in a total generating capacity of 20 MW. If approved, the program would enable Duke Energy Carolinas to partially satisfy the Renewable Energy Portfolio Standard (REPS) established by SB 3. It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electric generating facilities, the NCUC must issue a Certificate of Public Convenience and Necessity (CPCN) to Duke Energy Carolinas before it may proceed. On October 20, 2008, Duke Energy Carolinas filed rebuttal testimony, agreeing to reduce the size of the program to an investment of approximately $50 million to install a total generating capacity of 10 MW to address concerns raised by other parties to the proceeding. The NCUC held a hearing on this matter on October 23, 2008. On December 31, 2008, the NCUC issued its Order Granting CPCN Subject to Conditions. The conditions are (1) reduction of the program size from 20 MWs to 10 MWs (as previously agreed by Duke Energy Carolinas); and (2) limiting program costs recoverable through the REPS rider program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

energy. The Order leaves open the opportunity to recover the excess costs through other recovery mechanisms. On January 29, 2009, Duke Energy Carolinas filed a motion for reconsideration asking the NCUC to either eliminate the condition limiting recovery of the program costs through the REPS rider or provide Duke Energy Carolinas with assurance that all costs of the program can be recovered through a combination of the REPS rider and base rates. The NCUC has agreed to hold oral arguments on March 23, 2009 regarding reconsideration of the cost recovery conditions of the order.

Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer certain environmental compliance costs and the incremental costs incurred from the purchase of a portion of Saluda River’s ownership interest in the Catawba Nuclear Station. Duke Energy Carolinas is requesting approval to defer in a regulatory asset account certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance scheduled to go into service in the spring of 2009 and the purchase in September 2008 of a portion of Saluda’s ownership interest in the Catawba Nuclear Station. The costs Duke Energy Carolinas is seeking to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an ongoing basis. On February 25, 2009, the PSCSC approved the deferral of these costs.

Capital Expansion Projects.

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

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. On June 27, 2008, the Blue Ridge Environmental Defense League (BREDL) filed a petition to intervene in the COL proceeding before the NRC. On September 22, 2008, the Atomic Safety and Licensing Board issued a decision denying BREDL’s Petition to Intervene and Request for Hearing. BREDL did not appeal the decision. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ Lee Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC denied the environmental intervenor motion. The NRC review of the COL application is ongoing and the current schedule concludes the COL may be granted in early 2012. Duke Energy Carolinas filed with the DOE for a federal loan guarantee. Duke Energy Carolinas filed Part 1 applications in September 2008 and a Part II application in December 2008. If obtained, a federal loan guarantee has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. The NCUC’s Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and included certain conditions including providing for updates on construction cost estimates. A group of environmental intervenors filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 29, 2008, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approx-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

imately $125 million in federal advanced clean coal tax credits, as discussed further below. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy intervened in all four cases which have been consolidated. A hearing is not expected before the end of 2009. See Note 18 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

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

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply since Cliffside Unit 6 has been demonstrated to be a minor source of hazardous air pollutants. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. DAQ held public hearings on January 15, 2009, in Forest City, North Carolina and January 22, 2009 in Statesville, North Carolina to allow public comment on DAQ’s proposal to find Cliffside Unit 6 as a minor source of hazardous air pollutants. The meeting notices were accompanied with a draft permit that includes the minor source limits and monitoring requirements that make the limits enforceable. A final permit with minor source limits is expected in the first quarter of 2009.

Dan River Steam Station and Buck Steam Station. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, which has resulted in a modification of the construction schedule. Under the revised schedule, the Buck Project is expected to be delayed for a period of up to one year and is currently anticipated to begin operation in single cycle mode in summer 2011 and convert to combined cycle mode in Summer 2012. The Dan River Project is expected to begin operation in combined cycle mode in 2012 as originally planned, but without a phased-in simple cycle commercial operation.

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

Edwardsport Integrated Gasification Combined Cycle Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of AFUDC). In June 2007, Vectren decided not to

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant. In June 2007, a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The Joint Brief of the Appellants in the appeal of the CPCN case was filed on May 30, 2008 and the Duke Energy Indiana Brief of Appellee was filed on July 23, 2008 in the appeal of the IURC CPCN Order. On October 16, 2008, the Indiana Court of Appeals affirmed the IURC’s grant of Duke Energy Indiana’s CPCN petition. On November 17, 2008, the same parties filed for a rehearing before the Indiana Court of Appeals, which was denied on December 17, 2008. The time for additional appeals has passed and this proceeding is now concluded.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. The OUCC filed a motion of clarification of this order concerning a ratemaking issue related to deferred taxes. The order was not otherwise appealed. The IURC is anticipated to rule on the motion for clarification of the ratemaking issue by the end of the first quarter of 2009. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC rider and ongoing review proceeding with the IURC. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. Under the CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant and entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation in December 2008 in connection with the construction of the plant.

Federal Advanced Clean Coal Tax Credits. Duke Energy has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provide for Duke Energy’s Cliffside project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August, 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of Energy and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. Duke Energy anticipates that plaintiffs will appeal this decision.

Other U.S. Franchised Electric and Gas Matters.

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. As of January 1, 2008, Duke Energy Ohio had approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all intervenors and is expected to be completed at the end of 2012.

City of Orangeburg, South Carolina Wholesale Sales. On June 20, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity at wholesale under a Power Purchase Agreement dated May 23, 2008 to the City of Orangeburg, South Caro-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

lina, at the same level of firmness or reliability as it provides to its retail customers (i.e. native load priority). This notice is required by a condition imposed by the NCUC in approving the Cinergy merger. Duke Energy Carolinas requested that the NCUC accept and acknowledge the purchase power agreement without conditions. Together with the advance notice, Duke Energy Carolinas and Orangeburg filed a joint petition for a declaratory ruling that Duke Energy Carolinas’ new wholesale contracts with native load priority will be treated for ratemaking and reporting purposes in the same manner as existing wholesale contracts with native load priority. This would mean that revenues from those contracts will be allocated to the wholesale jurisdiction and costs will be allocated to the wholesale jurisdiction based on average system costs. The NCUC Public Staff has filed its objection to the advance notice and joint petition. The NCUC held a hearing on this matter on November 5, 2008. Briefs and proposed orders were filed on December 30, 2008. Duke Energy Carolinas is awaiting an order from the NCUC. Duke Energy Carolinas has also filed advance notices of its intent to serve additional wholesale customers, the City of Greenwood, South Carolina and Haywood Electric Membership Corp., at native load priority.

SmartGrid and Distributed Renewable Generation Demonstration Project. On May 23, 2008, Duke Energy Indiana filed a petition with the IURC requesting approval for SmartGrid and Distributed Renewable Generation Demonstration Project investments and related costs along with a request to annually update distribution rates and include a lost revenue recovery mechanism. Hearings are anticipated to be held in April 2009.

Gibson Unit 4 Outage. In a 2008 fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding was held in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4.

Commercial Power.

As discussed in Note 1, effective December 17, 2008, Commercial Power reapplied the provisions of SFAS No. 71 to certain portions of its operations due to the passing of SB 221 and the PUCO’s approval of the ESP. However, since certain portions of Commercial Power’s operations are not subject to regulatory accounting pursuant to SFAS No. 71, reported results for Commercial Power are subject to volatility due to the over- or under-collection of certain costs for which recovery is not automatic under the ESP. Commercial Power may be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. On October 10, 2008, Duke Energy Ohio and affiliates filed a notice with the FERC reporting that Duke Energy Ohio was in settlement discussions with all parties in the Ohio proceeding regarding Duke Energy Ohio’s application to establish an ESP, as discussed above. Duke Energy Ohio advised the FERC that it believed that in light of those discussions good cause existed for the FERC to extend the time to consider Duke Energy Ohio’s Section 203 application. On October 17, 2008, the FERC issued an order extending the time for the FERC to act on the application by 180 additional days, and ordered Duke Energy Ohio to inform the FERC of the status of settlement discussions by November 16, 2008. As part of the settlement that was approved by the PUCO on December 17, 2008 (see discussion above) Duke Energy Ohio agreed to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers and the PUCO approved of the transfer for the remaining generating facilities. Duke Energy Ohio filed a new application requesting FERC approval to transfer to affiliate companies only the remaining generating facilities not designated to serve Ohio customers, which was approved by the FERC on February 19, 2009.

PJM Interconnection Reliability Pricing Model (RPM) Buyers’ Complaint. On May 30, 2008, a group of public utility commissions, state consumer counsels, industrial power customers and load serving entities, known collectively as the RPM Buyers, filed a complaint at FERC. The complaint asks FERC to find that the results of the three transitional base residual auctions conducted by PJM to procure capacity for its RPM capacity market during the years 2008-2011 are unjust and unreasonable because, allegedly, they have produced excessive capacity prices, have failed to prevent suppliers from exercising market power, and have not produced benefits commensurate with costs. In their complaint, the RPM Buyers propose revised, administratively determined auction clearing prices. Certain Duke Energy Ohio revenues during the years 2008—2011 are at risk, as Duke Energy Ohio planned to supply capacity to this mar-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

ket. On July 11, 2008, Duke Energy Ohio filed a response to the complaint with the FERC. On September 19, 2008, the FERC issued an Order denying the Buyer’s complaint. The FERC dismissed the RPM Buyers’ complaint, finding that, for the transition auctions, no party violated PJM’s tariff and the prices determined during the auctions were in accordance with the tariff provisions governing the auctions. On October 20, 2008, the RPM buyers filed a Request for Rehearing with the FERC that raised the same issues as in the initial complaint that was denied by the FERC.

Other Matters.

Pioneer Transmission LLC Joint Venture. On August 8, 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765-kilovolt (KV) transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC and the IURC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at approximately $1 billion, of which approximately $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility and filed for rate approval for the project from the FERC in the fourth quarter of 2008, and will make a filing with the IURC in the second quarter of 2009. The earliest possible in-service date for the project is in 2014 or 2015.

Application for the Establishment of a Regulatory Asset. On November 14, 2008, Duke Energy Kentucky petitioned the KPSC for permission to create a regulatory asset to defer for future recovery approximately $5 million for its expenses incurred to repair damage and restore service to its customers following extensive storm-related damage caused by Hurricane Ike on September 14, 2008. The KPSC approved the requested accounting order on January 7, 2009.

5. Joint Ownership of Generating and Transmission Facilities

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency, have joint ownership of Catawba Nuclear Station, which is a facility operated by Duke Energy Carolinas. As discussed in Note 3, in September 2008, Duke Energy completed the purchase of a portion of Saluda’s ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy paid approximately $150 million for an additional approximate 7 percent ownership interest in the Catawba Nuclear Station.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s share of jointly-owned plant or facilities included on the December 31, 2008 Consolidated Balance Sheet were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Duke Energy Carolinas
Production:
Catawba Nuclear Station (Units 1 and 2)(c)(d)	19.2%	$782	$332	$10
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0	591	160	4
W.C. Beckjord Station (Unit 6)(b)	37.5	55	31	1
J.M. Stuart Station(a)(b)	39.0	426	200	342
Conesville Station (Unit 4)(a)(b)	40.0	82	56	174
W.M. Zimmer Station(b)	46.5	1,321	509	10
Killen Station(a)(b)	33.0	207	128	96
Vermillion(b)	75.0	197	47	—
Transmission(c)	Various	90	51	—
Duke Energy Indiana
Production:
Gibson Station (Unit 5)(c)	50.1	322	153	1
Transmission and local facilities(c)	Various	3,007	1,260	—
Duke Energy Kentucky
Production:
East Bend Station(c)	69.0	423	219	5
International Energy
Production:
Brazil – Canoas I & II	47.4	261	56	—

(a)	Station is not operated by Duke Energy Ohio.
(b)	Included in Commercial Power segment.
(c)	Included in U.S. Franchised Electric and Gas segment.
(d)	Property, Plant and Equipment includes approximately $145 million that represents the net amount for the additional portion of Catawba purchased from Saluda in September 2008. Accumulated Depreciation includes approximately $1 million, which represents estimated depreciation from the effective date of the purchase of the additional ownership in Catawba through December 31, 2008.

Duke Energy’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

6. Income Taxes

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Current income taxes
Federal	$60	$(59)	$651
State	17	24	60
Foreign	68	64	48

Total current income taxes	145	29	759

Deferred income taxes
Federal	388	627	(304)
State	50	37	(20)
Foreign	46	32	27

Total deferred income taxes	484	696	(297)

Investment tax credit amortization	(13)	(13)	(12)

Total income tax expense from continuing operations	616	712	450

Total income tax expense (benefit) from discontinued operations	(3)	(88)	379
Total income tax expense from extraordinary item	37	—	—

Total income tax expense included in Consolidated Statements of Operations(a)	$650	$624	$829

(a)	Included in the “Total current income taxes” line above is a FIN 48 benefit relating primarily to certain temporary differences of approximately $46 million for 2008 and $245 million for 2007.

Income from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Domestic	$1,575	$1,894	$1,333
Foreign	320	340	197

Total income from continuing operations before income taxes	$1,895	$2,234	$1,530

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$663	$782	$536
State income tax, net of federal income tax effect	43	40	26
Tax differential on foreign earnings	3	(23)	6
Employee stock ownership plan dividends	(20)	(20)	(29)
Other items, net	(73)	(67)	(89)

Total income tax expense from continuing operations	$616	$712	$450

Effective tax rate	32.5%	31.9%	29.4%

During 2008, Duke Energy had tax benefits related to depreciation and other property, plant and equipment related differences, such as AFUDC equity, of approximately $30 million, certain foreign restructuring of approximately $25 million and a manufacturing deduction of approximately $18 million. These benefits are reflected in the above table in Other items, net.

During 2007, Duke Energy had tax benefits related to the manufacturing deduction of approximately $35 million, which is reflected in the above table in Other items, net. During the year ended December 31, 2007, the manufacturing deduction increased from 3% to 6% on qualified production activities.

During 2006, Duke Energy had favorable tax settlements on research and development costs and nuclear decommissioning costs of approximately $30 million, tax benefits related to the impairment of an investment in Bolivia of approximately $25 million and the tax benefits related to manufacturing deduction of approximately $13 million. The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. During the year ended December 31, 2006, the Act provided for a 3% deduction on qualified production activities. These benefits are reflected in the above table in Other items, net.

Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in Tax differential on foreign earnings and State income tax, net of federal income tax effect in the above table.

Net Deferred Income Tax Liability Components

	December 31,
	2008	2007
	(in millions)
Deferred credits and other liabilities	$995	$1,206

Total deferred income tax assets	995	1,206
Valuation allowance	(94)	(90)

Net deferred income tax assets	901	1,116

Investments and other assets	(764)	(695)
Accelerated depreciation rates	(4,125)	(3,769)
Regulatory assets and deferred debits	(856)	(953)
Other	(30)	(22)

Total deferred income tax liabilities	(5,775)	(5,439)

Net deferred income tax liabilities	$(4,874)	$(4,323)

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Liabilities

	December 31,
	2008	2007
	(in millions)
Current deferred tax assets, included in other current assets	$158	$312
Non-current deferred tax assets, included in other investments and other assets	97	133
Current deferred tax liabilities, included in other current liabilities	(12)	(17)
Non-current deferred tax liabilities	(5,117)	(4,751)

Total net deferred income tax liabilities	$(4,874)	$(4,323)

Deferred income taxes and foreign withholding taxes have not been provided on undistributed earnings of Duke Energy’s foreign subsidiaries when such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2008 on which Duke Energy has not provided deferred income taxes and foreign withholding taxes is approximately $734 million.

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in foreign jurisdictions.

Changes to Unrecognized Tax Benefits

	2008	2007
	Increase/ (Decrease)	Increase/ (Decrease)
	(in millions)
Unrecognized Tax Benefits—January 1	$348	$499
Spin-off to Spectra Energy	—	(78)

Unrecognized Tax Benefits—January 2	348	421

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	294	36
Gross decreases—tax positions in prior periods	(65)	(56)
Gross increases—current period tax positions	5	1
Settlements	(7)	(52)
Lapse of statute of limitations	(3)	(2)

Total Changes	224	(73)

Unrecognized Tax Benefits—December 31	$572	$348

At December 31, 2008 and December 31, 2007, Duke Energy had approximately $294 million and $114 million, respectively, of unrecognized tax benefits that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy is unable to estimate the specific effect to either. At December 31, 2008 and December 31, 2007, Duke Energy had approximately $14 million and $16 million, respectively, that, if recognized, would affect Income (Loss) From Discontinued Operations, net of tax. At December 31, 2007, Duke Energy had approximately $9 million that, if recognized, would have affected Goodwill. In accordance with SFAS No. 141R, which is effective January 1, 2009, Duke Energy has approximately $6 million identified as Goodwill at December 31, 2008 that, if recognized, would affect the effective tax rate.

It is reasonably possible that Duke Energy will reflect an approximate $60 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

During the years ending December 31, 2008, and December 31, 2007, Duke Energy recognized approximately $2 million and $38 million of net interest income, respectively, related to income taxes. At December 31, 2008, and December 31, 2007, Duke Energy’s Consolidated Balance Sheets included approximately $29 million and $27 million, respectively, of interest receivable, which reflects all interest related to income taxes, and approximately $2 million related to accruals for the payment of penalties.

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

As of December 31, 2008 and 2007, approximately $490 million and $122 million, respectively, of federal income tax receivables were included in Other within Current Assets on the Consolidated Balance Sheets. At December 31, 2008 this balance exceeded 5% of Total Current Assets.

7. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred. This additional carrying amount is then depreciated over the life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant, and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. The adoption of SFAS No. 143 had no impact on the earnings of Duke Energy’s regulated electric operations in North Carolina and South Carolina as the effects of the recognition and subsequent accounting for an asset retirement obligation are offset by the establishment of regulatory assets and liabilities as Duke Energy received approval from both the NCUC and PSCSC to defer all cumulative and future income statement impacts related to SFAS No. 143. However, the PUCO, IURC and KPSC do not allow Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky, respectively, to defer costs associated with asset retirement obligations, thus the subsequent accounting for asset retirement obligations recorded in those jurisdictions impacts earnings.

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

The following table presents the changes to the liability associated with asset retirement obligations during the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
	(in millions)
Balance as of January 1,	$2,351	$2,301
Spin-off to Spectra Energy(a)	—	(85)
Liabilities incurred due to new acquisitions (b)	44	—
Accretion expense(c)	164	153
Liabilities settled	(2)	(20)
Liabilities incurred in the current year	10
Liabilities added due to regulatory requirements	—	2

Balance as of December 31,	$2,567	$2,351

(a)	As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses.
(b)	As discussed in Note 3, in September 2008, Duke Energy acquired an additional ownership interest in Catawba.
(c)	Accretion expense for the years ended December 31, 2008 and 2007 included approximately $163 million and $153 million, respectively, related to Duke Energy’s regulated electric operations which have been deferred as regulatory assets and liabilities in accordance with SFAS No. 71, as discussed above.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s regulated electric and regulated natural gas operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the various state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory treatment under SFAS No. 71. Duke Energy does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets (including Duke Energy Ohio’s generation assets). The total amount of cost of removal for assets without an associated legal retirement obligation, which are included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets, was $2,162 million and $2,173 million as of December 31, 2008 and 2007, respectively.

Nuclear Decommissioning Costs. In 2005, the NCUC and PSCSC collectively approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2008, 2007 and 2006, Duke Energy expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of Available-For-Sale Securities within Cash Flows from Investing Activities. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. The balance of the external nuclear decommissioning trust funds, which are reflected as Nuclear Decommissioning Trust Funds within Investments and Other Assets in the Consolidated Balance Sheets, was approximately $1,436 million as of December 31, 2008 and $1,929 million as of December 31, 2007. The decrease in the value of the NDTF during 2008 is due to the overall decline in the value of the investments held in the NDTF as a result of the impacts of the current economic condition on the equity and debt markets. The fair value of assets legally restricted for the purpose of settling asset retirement obligations associated with nuclear decommissioning was $1,194 million as of December 31, 2008 and $1,551 million as of December 31, 2007. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $2.3 billion in 2003 dollars, based on a decommissioning study completed in 2004. This includes costs related to Duke Energy’s proportionate ownership in the Catawba Nuclear Station, which was 12.5% at the time the study was completed. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station.

As the NCUC and the PSCSC require that Duke Energy update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate includes Duke Energy’s 19.25% ownership interest in the Catawba Nuclear Station. Duke Energy will file these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC later in 2009. In addition to the decommissioning cost studies, a new funding study is underway to determine the appropriateness of the annual amounts currently being contributed to the NDTF to fund the cost of future decommissioning of Duke Energy’s nuclear units. The NCUC and the PSCSC will consider the results of the funding study, which could potentially increase the annual required contributions to the NDTF, in the latter part of 2009.

Both the NCUC and the PSCSC have allowed Duke Energy to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy’s nuclear stations. Management believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

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

8. Risk Management and Hedging Activities and Credit Risk

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Net Derivative Portfolio Assets (Liabilities) reflected in the Consolidated Balance Sheets:

	Years Ended December 31,
	2008	2007
	(in millions)
Hedging	$(10)	$(34)
Undesignated	(80)	39

Total	$(90)	$5

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

The ineffective portion of commodity cash flow hedges resulted in an insignificant amount in 2008 and 2007 and a pre-tax gain of approximately $5 million in 2006 and is reported primarily in Income (Loss) From Discontinued Operations, net of tax in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges, which is classified in Income (Loss) From Discontinued Operations, net of tax in the Consolidated Statements of Operations, resulted in an insignificant amount in 2008 and 2007 and a loss of approximately $67 million in 2006.

As of December 31, 2008, approximately $24 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheets in AOCI and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

Commodity Fair Value Hedges. Some Duke Energy subsidiaries may be exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. In the former DENA business, now classified as discontinued operations, Duke Energy evaluated changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, used various instruments to hedge its market risk. Those commodity instruments, such as swaps, futures and forwards, served as fair value hedges for the firm commitments associated with generated power. The ineffective portion of commodity fair value hedges resulted in no gain or loss in 2008 and 2007, and a pre-tax gain of $7 million in 2006, and is reported primarily in Income (Loss) From Discontinued Operations, net of tax on the Consolidated Statements of Operations. At December 31, 2008, Duke Energy did not have any open commodity fair value hedges.

Normal Purchases and Normal Sales (NPNS) Exception. Duke Energy has applied the NPNS scope exception, as provided in SFAS No. 133, interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 13 years, are not included in the table above.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, which may include, but is not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy’s existing interest rate derivative instruments and related ineffectiveness were insignificant to its consolidated results of operations, cash flows or financial position in 2008, 2007, and 2006.

As of December 31, 2008, approximately $5 million of pre-tax deferred net losses on terminated interest rate hedges were accumulated on the Consolidated Balance Sheets in AOCI and are expected to be recognized in earnings during the next twelve months as the hedge transactions occur.

Foreign Currency (Fair Value, Net Investment or Cash Flow) Hedges. Duke Energy is exposed to foreign currency risk from investments in international affiliate businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt denominated or issued in the foreign currency. Duke Energy may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. Duke Energy did not enter into or have any open foreign currency derivatives or net investment hedges during 2008, 2007 or 2006. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of devaluation of foreign currencies.

Other Derivative Contracts. Trading. Duke Energy has been exposed to the impact of market fluctuations in the prices of natural gas, electricity and other energy-related products marketed and purchased as a result of proprietary trading activities. During 2003, Duke Energy prospectively discontinued proprietary trading. As a result of the Cinergy merger, Duke Energy acquired natural gas and power marketing and trading operations, conducted primarily through CMT, the results of which have been reflected in Income (Loss) from Discontinued Operations, net of tax, from the date of the Cinergy acquisition to the date of sale. As discussed further in Note 14, in October 2006, the CMT sale transaction was completed and Duke Energy entered into a series of Total Return Swaps (TRS) with Fortis. As of December 31, 2008, all of the underlying contracts that were part of the TRS had been transferred to Fortis and, as a result, Duke Energy has no future exposure associated with these TRS.

Undesignated. In addition, Duke Energy uses derivative contracts to manage the market risk exposures that arise from energy supply, structured origination, marketing, risk management, and commercial optimization services to large energy customers, energy aggregators and other wholesale companies, and to manage interest rate and foreign currency exposures. This category includes changes in fair value for derivatives that no longer qualify for the NPNS scope exception and disqualified hedge contracts, unless the derivative contract is subsequently re-designated as a hedge. The contracts in this category as of December 31, 2008 are primarily associated with forward power sales and coal purchases, as well as forward contracts to purchase SO2 emission allowances, for the Commercial Power and U.S. Franchised Electric and Gas operations. Duke Energy’s exposure to price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

During the years ended December 31, 2008 and 2007, Duke Energy included in earnings approximately $75 million of pre-tax losses and approximately $13 million of pre-tax gains, respectively, related to mark-to-market adjustments within Commercial Power which are reported primarily in Non-regulated electric, natural gas, and other and Fuel used in electric generation and purchased power-non-regulated on the Consolidated Statements of Operations. As discussed in Note 1 and Note 4, beginning on December 17, 2008, Commercial Power reapplied the provisions of SFAS No. 71 to certain portions of its operations due to the passing of SB 221 and the approval of the ESP. The reapplication of SFAS No. 71 on December 17, 2008 resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to total mark-to-market losses previously recorded in earnings associated with open forward hedge contracts, which the ESP allows to be recovered through an FPP rider. Subsequent to December 17, 2008, mark-to-market gains and losses on certain open hedge positions related to native load generation will be deferred as regulatory assets or liabilities and recovered through the FPP rider.

In connection with the exiting of the DENA business in 2005, Duke Energy entered into a series of TRS with Barclays Bank PLC (Barclays), which are accounted for as mark-to-market derivatives. The TRS offsets the net fair value of the contracts being sold to Barclays. The fair value of the TRS as of December 31, 2008 is an asset of approximately $30 million, which offsets the net fair value of the underlying contracts, which is a liability of approximately $30 million. The remaining contracts covered by this TRS are with a single counterparty. Although Duke Energy has transferred the risks associated with these contracts to Barclay’s via the TRS, Duke Energy will continue to facilitate these contracts for their duration.

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

Duke Energy also obtains cash, letters of credit or surety bonds from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

9. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy adopted SFAS No. 157. Duke Energy’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157 Date Posted: February 12, 2008,” (FSP FAS 157-2) which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy as a result of the adoption of SFAS No. 157. In accordance with FSP FAS 157-2, the provisions of SFAS No. 157 were not applied to the 2008 annual goodwill impairment test (see Note 11) or to certain non-financial assets acquired from Catamount (see Note 3).

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements. In October 2008, the FASB issued FSP FAS 157-3, which illustrated key considerations in determining the fair value of a financial asset when the market for that asset is not active. The application of FSP FAS 157-3 did not change the way Duke Energy determined fair value of its financial assets and liabilities.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

presented for periods prior to the effective date. Duke Energy does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy may elect to measure certain financial instruments at fair value in accordance with this standard.

The following table provides the fair value measurement amounts for financial assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at December 31, 2008:

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available for sale auction rate securities(a)	$224	$—	$—	$224
Nuclear decommissioning trust fund	1,436	853	583	—
Other long-term available for sale securities(b)	314	74	240	—
Derivative assets(c)	251	9	70	172

Total Assets	$2,225	$936	$893	$396
Derivative liabilities(d)	(341)	(88)	(115)	(138)

Net Assets	$1,884	$848	$778	$258

(a)	Approximately $173 million of auction rates securities are included in Other within Investments and Other Assets and approximately $51 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
Year Ended December 31, 2008
Balance at January 1, 2008	$15	$8	$23
Transfers in to Level 3	285	—	285
Total pre-tax realized or unrealized gains (losses) included in earnings:
Non-regulated electric, natural gas, and other	—	(11)	(11)
Fuel used in electric generation and purchased power-non-regulated	—	96	96
Other income and expense, net	(3)	—	(3)
Total pre-tax losses included in other comprehensive income	(43)	(1)	(44)
Net purchases, sales, issuances, settlements and other	(30)	(84)	(114)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	26	26

Balance at December 31, 2008	$224	$34	$258

Pre-tax gains (losses) included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2008:
Non-regulated electric, natural gas, and other	$—	$(3)	$(3)
Fuel used in electric generation and purchased power-non-regulated	—	30	30
Other income and expense, net	(3)	—	(3)

Total	$(3)	$27	$24

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Investments in available-for-sale auction rate securities: As of December 31, 2008, Duke Energy has approximately $270 million par value (approximately $224 million fair value) of auction rate securities for which an active market does not currently exist. All of these securities were valued as of December 31, 2008 using measurements appropriate for Level 3 investments. The methods and significant assumptions used to determine the fair values of Duke Energy’s investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. Valuations were determined based on a combination of broker quotes, where available, internal modeling of comparable instruments or discounted cash flow analyses. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Refer to Notes 10 and 13 for additional information on Duke Energy’s investments in auction rate securities.

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

Fair Value Disclosures Required Under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The fair value of financial instruments, excluding financial assets included in the scope of FAS 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2008 and 2007, are not necessarily indicative of the amounts Duke Energy could have realized in current markets.

	As of December 31,
	2008		2007
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$13,896	$13,981	$11,024	$11,154

The fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Investments in Debt and Equity Securities

Duke Energy applies SFAS No. 115 to its investments in debt and equity securities and classifies its investments primarily into two categories – trading and available-for-sale. As discussed in Note 1, certain investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans are classified as trading securities, which are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. Substantially all other

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Consolidated Balance Sheets. Except for certain investments in debt and equity securities, primarily those held in the NDTF, which are discussed separately below, unrealized gains and losses on investments classified as available-for-sale are included in AOCI, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value is included in earnings. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

Duke Energy analyzes all securities classified as available-for-sale to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings. During the year ended December 31, 2008, Duke Energy recorded pre-tax other-than-temporary impairment charges of approximately $13 million within Other Income and Expenses, net on the Consolidated Statements of Operations to write down the carrying value of certain investments in debt and equity securities to their estimated fair values, including investments in auction rate debt securities as discussed in Note 13.

Short-term investments. At December 31, 2008 and 2007, Duke Energy had $51 million and $437 million, respectively, of short-term investments, which consisted primarily of investments in auction rate debt securities that are considered available-for-sale securities under SFAS No. 115. As discussed further in Note 13, at December 31, 2007, Duke Energy held approximately $430 million of investments in auction rate debt securities and all but approximately $15 million of these investments were sold at auction in January 2008 at full principal amounts. During the first quarter of 2008, Duke Energy made additional investments of approximately $285 million in auction rate debt securities. At December 31, 2008, Duke Energy holds approximately $270 million par value of investments in auction rate debt securities that have a carrying value of approximately $224 million. Of this amount, approximately $55 million par value (approximately $51 million carrying value) of investments in auction rate debt securities are classified as short-term investments at December 31, 2008 as these investments either have a stated maturity within the next 12 months or Duke Energy believes the investments are reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. The remaining balance of investments in auction rate debt securities are included in long-term investments and are discussed further below. During the years ended December 31, 2008, 2007 and 2006, Duke Energy purchased short-term investments of approximately $4,277 million, $21,661 million and $31,521 million, respectively, and received proceeds on sales of approximately $4,424 million, $22,685 million and $30,692 million, respectively.

Other Long-term investments. Duke Energy invests in debt and equity securities that are held in the NDTF (see Note 7 for further information), in grantor trusts for investments primarily related to certain deferred compensation plans and in the captive insurance investment portfolio. Additionally, as discussed above and further in Note 13, approximately $215 million par value (approximately $173 million carrying value) of investments in auction rate debt securities have been classified as long-term at December 31, 2008 due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale under SFAS No. 115 and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term. As of December 31, 2008 and 2007, Duke Energy’s other long-term investments had a fair market value of $1,855 million and $2,274 million, respectively.

As of December 31, 2008 and 2007, Duke Energy’s NDTF held investments with a fair market value of approximately $1,436 million and $1,929 million, respectively. The NDTF is managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreement. Therefore, Duke Energy has limited oversight of the day-to-day management of the NDTF investments. Since day-to-day investment decisions are not made by management of Duke Energy, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy since buy and sell decisions are made by the investment manager of the NDTF. Accordingly, other-than-temporary impairment losses are recorded immediately when the fair value of individual investments held in the NDTF is less than the cost basis of the investment. However, pursuant to an order from the NCUC, all losses associated with investments in the NDTF are deferred as a regulatory asset, thus there is no impact on the earnings of Duke Energy as a result of these other-than-temporary impairment write-downs.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2008, 2007 and 2006, Duke Energy purchased long-term investments of approximately $3,076 million, $1,978 million and $1,915 million, respectively, and received proceeds on sales of approximately $3,030 million, $1,928 million and $1,904 million, respectively. The majority of these purchases and sales relate to activity within the NDTF, including annual contributions to the NDTF of approximately $48 million pursuant to an order by the NCUC (see Note 7).

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2008			2007
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$(4)	$51	$—	$—	$437

Total short-term investments	$—	$(4)	$51	$—	$—	$437

Equity Securities	$161	$(20)	$880	$510	$(1)	$1,458
Corporate Debt Securities	5	—	124	2	—	86
Municipal Bonds	2	—	150	3	—	251
U.S. Government Bonds	18	—	292	10	—	269
Auction Rate Securities	—	(42)	173	—	—	—
Other	3	(1)	236	2	(1)	210

Total long-term investments	$189	$(63)	$1,855	$527	$(2)	$2,274

(a)	Losses of approximately $190 million and $24 million as of December 31, 2008 and 2007, respectively, associated with investments held in the NDTF have been excluded from the table since, as discussed above, day-to-day investment decisions are not made by management of Duke Energy, thus the ability to hold investments in unrealized loss positions is outside the control of Duke Energy since buy and sell decisions are made by the investment manager of the NDTF. Accordingly, other-than-temporary impairment losses are recorded immediately when the fair value of individual investments held in the NDTF is less than the cost basis of the investment.

For the years ended December 31, 2008, 2007, and 2006, a loss of approximately $1 million, a gain of less than $1 million, and a gain of approximately $57 million (including $51 million reclassified to Income (Loss) from Discontinued Operations, net of tax), respectively, were reclassified out of AOCI into earnings.

Debt securities held, which includes auction rate securities based on the stated maturity date, at December 31, 2008 mature as follows: $18 million in less than one year, $106 million in one to five years, $130 million in six to ten years and $646 million thereafter.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2008 and 2007.

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$47	$(2)	$(18)
Auction Rate Securities	224	—	(46)
Other	32	—	(1)

Total	$303	$(2)	$(65)

	As of December 31, 2007
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$6	$(1)	$—
Other	55	(1)	—

Total	$61	$(2)	$—

11. Goodwill and Intangible Assets

Duke Energy evaluates the impairment of goodwill under the guidance of SFAS No. 142. There were no goodwill impairment charges in 2008, 2007 or 2006 as a result of the annual impairment tests required by SFAS No. 142. As discussed further in Note 3, in April 2006, Duke Energy and Cinergy consummated the previously announced merger, which resulted in Duke Energy recording goodwill and intangible assets of approximately $5.6 billion. The following table shows the components of goodwill at December 31, 2008:

Changes in the Carrying Amount of Goodwill

	Balance December 31, 2007	Changes	Balance December 31, 2008
	(in millions)
U.S. Franchised Electric and Gas	$3,478	$22	$3,500
Commercial Power(a)	871	89	960
International Energy(b)	293	(33)	260

Total consolidated	$4,642	$78	$4,720

	Balance December 31, 2006	Changes	Balance December 31, 2007
U.S. Franchised Electric and Gas	$3,500	$(22)	$3,478
Natural Gas Transmission(c)	3,523	(3,523)	—
Commercial Power	885	(14)	871
International Energy(b)	267	26	293

Total consolidated	$8,175	$(3,533)	$4,642

(a)	As discussed in Note 3, the increase in goodwill in the Commercial Power segment primarily relates to the acquisition of Catamount in September 2008.
(b)	The change in the goodwill balance at International Energy relates to the impacts of foreign exchange rates on the translation of the goodwill balance into U.S. dollars.
(c)	As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, including the former Natural Gas Transmission business segment.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2008 and December 31, 2007, which primarily related to the intangible assets acquired as a part of the merger with Cinergy, are as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Emission allowances	$300	$426
Gas, coal and power contracts	296	296
Wind development rights(a)	161	48
Other	68	68

Total gross carrying amount	825	838

Accumulated amortization—gas, coal and power contracts	(117)	(94)
Accumulated amortization—other	(28)	(24)

Total accumulated amortization	(145)	(118)

Total intangible assets, net	$680	$720

(a)	As discussed further below, the increase in wind development rights primarily relates to the acquisition of Catamount in September 2008.

Emission allowances in the table above include emission allowances acquired by Duke Energy as part of the merger with Cinergy, which were recorded at fair value on the date of the merger, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the years ended December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Gross carrying value at beginning of period	$426	$587
Purchases of emission allowances	62	103
Sales and consumption of emission allowances (a)(b)	(116)	(271)
Impairment of emission allowances (c)	(82)	—
Other changes	10	7

Gross carrying value at end of period	$300	$426

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the years ended December 31, 2008, 2007 and 2006 were $116 million, $271 million and $428 million, respectively.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power during the years ended December 31, 2008, 2007 and 2006.
(c)	See Note 13 for discussion of impairments of the carrying value of emission allowances during the year ended December 31, 2008.

Amortization expense for gas, coal and power contracts and other intangible assets for the years ended December 31, 2008, 2007 and 2006 was approximately $27 million, $57 million and $56 million, respectively.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2008. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The table below does not include any estimated amortization related to the wind development projects acquired from Catamount, discussed below, as those projects have not yet commenced commercial operations. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, additional intangible acquisitions and other events.

	2009	2010	2011	2012	2013
	(in millions)
Amortization expense	$155	$39	$36	$35	$32

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

As discussed in Note 3, Duke Energy completed the acquisition of Catamount in September 2008, resulting in the recognition of approximately $117 million of intangible assets related to wind farm development rights. Of this amount, a portion of the intangible asset value was assigned to projects that Duke Energy has plans to dispose of through sale; however, these assets do not meet the criteria for assets held-for-sale treatment under SFAS No. 144. The intangible assets recorded in connection with the Catamount acquisition primarily represent land use rights and interconnection agreements acquired by Duke Energy as part of the purchase price. Since these intangible assets relate to development projects for which commercial operations have not commenced, amortization of the intangible asset value assigned to each of these projects will not begin until commercial operation is achieved. Duke Energy will evaluate the useful lives of these intangible assets as the projects begin commercial operations, which is anticipated to be in the years 2010 through 2012. Duke Energy currently estimates the useful lives of these projects, once in commercial operation, will be the shorter of the lease term of the land or the estimated lives of the projects, which is approximately 25 years.

Intangible Liabilities

In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008. The carrying amount of this intangible liability was zero and approximately $67 million at December 31, 2008 and 2007, respectively. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of these intangible liabilities was approximately $16 million and $22 million at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008, 2007 and 2006, Duke Energy amortized approximately $73 million, $45 million and $35 million, respectively, to income related to these intangible liabilities. The remaining balance of approximately $16 million will be amortized to income as follows: approximately $6 million in each of the years 2009 through 2010, and approximately $4 million in 2011. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

12. Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. As of December 31, 2008 and 2007, the carrying amount of investments in affiliates approximated the amount of underlying equity in net assets. Significant investments in affiliates are as follows:

Commercial Power. As of December 31, 2008, investments primarily consist of Duke Energy’s approximate 50% ownership interest in the five Sweetwater projects (Phase I-V), which are wind power assets located in Texas that were acquired as part of the acquisition of Catamount, which is further described in Note 3.

At December 31, 2007, investments primarily included a 50% interest in South Houston Green Power, L.P. (SHGP). SHGP is a cogeneration facility containing three combustion turbines in Texas City, Texas. Although Duke Energy owned a significant portion of SHGP, it was not consolidated as Duke Energy did not hold a majority voting control or have the ability to exercise control over SHGP, nor was Duke Energy the primary beneficiary under FIN 46(R). In the fourth quarter of 2008, Duke Energy finalized an asset swap agreement with the other joint venture owner of SHGP, which gives Duke Energy the option to receive either wind assets or a cash settlement, both of which have a value of approximately $180 million and which approximates the carrying value of Duke Energy’s investment in SHGP. The cash settlement feature will be utilized if the option to receive the wind assets is not exercised within a nine-month window following the commercialization date of the wind assets. In exchange Duke Energy would surrender its remaining interest in SHGP on the future transaction date. The wind assets are currently anticipated to be in commercial operation in 2009. This transaction, which will be considered a non-monetary exchange of productive assets with commercial substance, is subject to the accounting guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions’ and SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29”. Duke Energy does not currently expect a significant gain or loss associated with the completion of this transaction.

Effective with the finalization of the asset swap agreement in December 2008, Duke Energy turned over of the operations of SHGP to its equity partner, and Duke Energy’s 50% common equity interest in SHGP was converted to a preferred equity interest, which is considered a cost method investment accounted for under APB 18. Commencing on the turnover date and continuing until either the wind asset is transferred to Duke Energy or ultimate cash settlement, Duke Energy will receive a fixed monthly payment in lieu of the economic benefit it would have otherwise received as a common equity member of SHGP. This payment is intended to compensate Duke Energy for

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

normal distributions that it would otherwise be entitled to as an equity owner of SHGP; however, this payment is not economically linked to the actual earnings and operating results of SHGP.

International Energy. As of both December 31, 2008 and 2007, investments primarily included a 25% indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia, and a 25% indirect interest in Attiki, a natural gas distributor in Athens, Greece. Through August 2007, Duke Energy held a 50% investment interest in Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche), a natural gas compression facility in the Cantarell oil field in the Gulf of Mexico. Campeche project revenues were generated from a gas compression services agreement (GCSA) with the Mexican National Oil Company (PEMEX). Upon the expiration of the GCSA with PEMEX in August 2007, the operations of Campeche were transferred to PEMEX and International Energy had no subsequent involvement with Campeche. See Note 13 for discussion of other than temporary impairment charges recorded during the year ended December 31, 2006 against the carrying value of the Campeche investment and related notes receivable.

Other. As of December 31, 2008 and 2007, investments primarily include telecommunications investments and Duke Energy’s effective 50% interest in Crescent. As described further in Note 2, effective in the fourth quarter of 2008, Crescent is no longer a reportable business segment of Duke Energy and all historical results of Crescent have been reflected in Other. Additionally, as described further in Note 3, Duke Energy deconsolidated Crescent as of September 7, 2006 as a result of a reduction in ownership to an effective 50% interest and subsequently accounted for the investment using the equity method of accounting up through September 30, 2008.

Crescent has long-term debt of approximately $1.4 billion, all of which is non-recourse to Duke Energy. Prior to the June 2008 debt amendments discussed below, approximately $1.2 billion of the long-term debt balance was term debt due in September 2012 with only very minor amounts due prior to that date. Crescent’s debt agreements had certain financial covenants that were required to be met on a quarterly basis. Due to the sustained downturn in overall economic conditions, including the real estate markets in areas in which Crescent holds properties, Crescent management determined that it could be in violation of one or more of its debt covenants in the near-term absent amendments to its debt agreements. In June 2008, Crescent renegotiated amendments to its debt agreements, including modifications to certain financial covenants. Under the terms of the amended debt agreements, Crescent is still obligated to pay down the entire term loan amount of $1.2 billion by September 2012, with cumulative repayments of $225 million through December 31, 2011, ($50 million, $75 million, and $100 million to be paid in the periods ending December 31, 2009, 2010, and 2011 respectively), with the remainder due in 2012. Under the terms of the new debt agreement, Crescent was required to have its properties appraised by an independent third party no later than February 28, 2009. Had the appraisals indicated that Crescent’s Loan-to-Value Ratio (Total Indebtedness/ Qualifying Assets Value) was greater than 80%, Crescent would be in violation of certain debt covenants. All of the property appraisals were completed prior to February 28, 2009 and Crescent’s Loan-to-Value Ratio was less than 80%. As of December 31, 2008, Crescent maintained an overall debt balance of approximately $1.4 billion, of which approximately $230 million relates to a revolving credit facility.

In connection with the renegotiation of the debt agreements in the second quarter of 2008, Crescent management modified its existing business strategy to focus some of its efforts on producing near-term cash flows from its non-strategic real estate projects in order to improve liquidity and reduce debt, in an environment which favors buyers. Crescent’s management continues to view a significant portion of its real estate projects as strategic assets. The new focus in accelerating cash flows from certain of its non-strategic assets in 2008 and 2009 may enable Crescent to meet its new and accelerated debt service obligations and ultimately improve its capitalization. Crescent’s objective with this strategy is to ultimately allow it greater financial flexibility in maximizing the long-term value of its strategic assets.

As a result of its revised business strategy to accelerate certain cash flows resulting from the June 2008 amendments to its debt agreements and the continued deterioration of the real estate and credit markets, Crescent prepared its recoverability assessments for its real estate projects as required under SFAS No. 144. Under SFAS No. 144, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For certain of Crescent’s assets, it was determined that projected undiscounted cash flows did not exceed the carrying value of the projects based on the revised business strategy assumptions, and impairment losses were recorded equal to the amount by which the carrying amount of each impaired project exceeded its estimated fair value. The methods for determining fair value included independent third party appraisals and discounted cash flow models, as well as valuing certain properties based on recent offer prices for bulk-sale transactions and other price data for similar assets. During the years ended December 31, 2008 and 2007, Crescent recorded impairment charges on certain of its property holdings, primarily in its residential division, of which Duke Energy’s proportionate pre-tax share was approximately $238 million and $32 million, respectively. Duke Energy’s proportionate share of Crescent’s impairment charges are recorded in Equity in Earnings (Loss) of Unconsolidated Affiliates in Duke Energy’s Consolidated Statements of Operations.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

As a result of Duke Energy recording its proportionate share of Crescent’s impairment losses, the carrying value of Duke Energy’s investment in Crescent was reduced to zero at September 30, 2008. Beginning in the fourth quarter of 2008, in accordance with APB 18, Duke Energy suspended applying the equity method of accounting to its investment in Crescent since its investment has been reduced to zero. Accordingly, Duke Energy did not record any additional losses during the fourth quarter of 2008. However, should Crescent begin reporting net income in future periods, Duke Energy may resume applying the equity method of accounting after its proportionate share of that net income equals the share of net losses not recognized during the period the equity method was suspended since Duke Energy continues to exercises significant influence over the operations and financial policies of Crescent.

See Note 19 for discussion of certain guarantees Duke Energy has issued on behalf of Crescent.

Investments in Equity Method Unconsolidated Affiliates

	As of:
	December 31, 2008			December 31, 2007
	Domestic	International	Total	Domestic	International	Total
	(in millions)
U.S. Franchised Electric and Gas	$3	$—	$3	$2	$—	$2
Commercial Power	226	—	226	201	—	201
International Energy	—	161	161	—	181	181
Other(a)(b)	73	10	83	301	11	312

Total	$302	$171	$473	$504	$192	$696

(a)	Other includes Duke Energy’s effective 50% interest in Crescent. As discussed above, Duke Energy’s investment in Crescent was written down to zero during 2008.
(b)	During the year ended December 31, 2008, Duke Energy recorded pre-tax impairment charges to write-down the carrying value of certain equity method investments to their estimated fair value. These impairment charges are included in Losses on Sales and Impairments of Equity Investments in the Consolidated Statements of Operations.

Equity in Earnings (Losses) of Equity Method Unconsolidated Affiliates

	For the Years Ended:
	December 31, 2008			December 31, 2007			December 31, 2006
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
U.S. Franchised Electric and Gas	$(16)	$—	$(16)	$(2)	$—	$(2)	$(2)	$—	$(2)
Commercial Power	16	—	16	17	—	17	21	—	21
International Energy	—	127	127	—	102	102	—	80	80
Other(a)(b)	(230)	1	(229)	38	2	40	21	3	24

Total(c)	$(230)	$128	$(102)	$53	$104	$157	$40	$83	$123

(a)	Other includes equity earnings and losses of Crescent for all periods. For the year ended December 31, 2006, approximately $15 million represents Duke Energy’s effective 50% interest in Crescent earnings subsequent to deconsolidation in September 2006.
(b)	Amounts for the year ended December 31, 2008 include Duke Energy’s proportionate share of impairment charges recorded by Crescent of approximately $238 million pre-tax.
(c)	Excludes equity in earnings of approximately $609 million for the year ended December 31, 2006 included in Income (Loss) From Discontinued Operations, net of tax, primarily related to equity method investments held by the natural gas businesses and included in Duke Energy’s spin-off of Spectra Energy on January 2, 2007.

Duke Energy’s share of net earnings from these unconsolidated affiliates is reflected in the Consolidated Statements of Operations as Equity in Earnings of Unconsolidated Affiliates. During the years ended December 31, 2008, 2007 and 2006, Duke Energy received distributions from equity investments of approximately $195 million, $147 million and $893 million, respectively. Of these amounts, approximately $195 million, $147 million and $741 million are included in Other, assets within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006, respectively, and approximately $152 million are included in Distributions from Equity Investments within Cash Flows from Investing Activities on the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2006.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Summarized Combined Financial Information of Equity Method Unconsolidated Affiliates

	As of December 31,
	2008	2007
	(in millions)
Balance Sheet
Current assets	$1,399	$1,348
Non-current assets	4,072	3,900
Current liabilities	(1,489)	(1,297)
Non-current liabilities	(2,038)	(2,015)

Net assets	$1,944	$1,936

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Income Statement(a)
Operating revenues	$2,683	$2,284	$14,259
Operating expenses	2,407	1,634	12,365
Net income	58	462	1,657

(a)	Amounts for the year ended December 31, 2006 include equity investments related to the natural gas businesses that were included in the spin-off to shareholders on January 2, 2007 for which equity earnings are included in Income (Loss) From Discontinued Operations, net of tax, for periods prior to the spin-off. Additionally, amounts for Crescent are included from the date of deconsolidation (September 7, 2006) and thereafter.

Related Party Transactions. Notes receivable from unconsolidated affiliates, which are included in Receivables on the Consolidated Balance Sheets, were $292 million and $299 million as of December 31, 2008 and 2007, respectively, which represents Duke Energy Ohio’s and Duke Energy Indiana’s notes receivable from Cinergy Receivables Company LLC (Cinergy Receivables). See Note 23 for additional information.

Duke Energy Ohio and Duke Energy Indiana sell their receivables to Cinergy Receivables. During 2008, Duke Energy Ohio and Duke Energy Indiana collectively sold approximately $5.7 billion of receivables to Cinergy Receivables and received approximately $5.7 billion in proceeds from the sales, including the notes receivable. During 2007, Duke Energy Ohio and Duke Energy Indiana collectively sold approximately $5.3 billion of receivables to Cinergy Receivables and received approximately $5.1 billion in proceeds from the sales, including the notes receivable. See Note 23 for further information.

Advance SC LLC, which provides funding for economic development projects, educational initiatives, and other programs, was formed during 2004. U.S. Franchised Electric and Gas made donations of approximately $11 million, $8 million and $24 million to the unconsolidated subsidiary during the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, at both December 31, 2008 and 2007, U.S. Franchised Electric and Gas had a trade payable to Advance SC LLC of approximately $11 million.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Prior to August 2007, International Energy loaned money to Campeche to assist in the costs to build. International Energy received principal and interest payments of approximately $28 million and $11 million from Campeche during 2007 and 2006, respectively.

The following related party transactions relate to activity with and among businesses included in the spin-off of the natural gas businesses in January 2007 and are included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations, except where noted:

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

For the year ended December 31, 2006, Duke Energy had gas sales to, purchases from, and other operating revenues from affiliates of DCP Midstream of approximately $137 million, $41 million and $12 million, respectively. Additionally, Duke Energy received approximately $725 million for its share of distributions paid by DCP Midstream in 2006. Of these distributions $573 million was included in Other, assets within Cash Flows from Operating Activities for the year ended 2006, and approximately $152 million was included in Distributions from Equity Investments within Cash Flows from Investing Activities for the year ended 2006 within the accompanying Consolidated Statements of Cash Flows.

Summary Condensed Financial Information

Item 4-08(g) of Regulation S-X requires the presentation of summarized financial information for individual equity method investments that meet certain quantitative thresholds.

Accordingly, summarized financial information for Crescent, which has been accounted for under the equity method since September 7, 2006 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	September 7 through December 31, 2006
	(in millions)
Operating revenues	$407	$536	$179
Operating expenses	$754	$415	$152
Operating income	$(347)	$121	$27
Net income(a)	$(420)	$76	$30

(a)	Includes the gain recorded by Crescent on the sale of land to Duke Energy that was eliminated by Duke Energy as discussed further above.

	December 31, 2008	December 31, 2007
	(in millions)
Current assets	$77	$99
Non-current assets	$1,685	$2,059
Current liabilities	$471	$306
Non-current liabilities	$1,341	$1,486
Minority interest	$(1)	$13

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Summarized financial information for DCP Midstream, which had equity earnings of approximately $574 million included in Income (Loss) from Discontinued Operations, net of tax, on the Consolidated Statements of Operations during the year ended December 31, 2006 and was included in the spin-off of the natural gas businesses on January 2, 2007, is as follows:

Year Ended December 31, 2006
Operating revenues	$12,335
Operating expenses	$11,063
Operating income	$1,272
Net income	$1,139

Also see Notes 3, 19 and 23 for additional related party information.

13. Impairments, Severance, and Other Charges

Auction Rate Security Investments. At December 31, 2007, Duke Energy held approximately $430 million of investments in auction rate debt securities and all but approximately $15 million of these investments were sold at auction in January 2008 at full principal amounts. During the first quarter of 2008, Duke Energy made additional investments of approximately $285 million in auction rate debt securities, which primarily consisted of investments in AAA rated student loan securities that are viewed as having minimal credit risk as substantially all values are ultimately backed by the U.S. government. These securities are treated as available-for-sale securities under SFAS No. 115. At the end of the first quarter of 2008, Duke Energy reclassified its approximate $300 million par value of investments in auction rate debt securities from short-term to long-term as an active market for these investments did not exist. During the year ended December 31, 2008, approximately $30 million of auction rate debt security investments were refunded by the issuer and the proceeds received by Duke Energy represented full principal and interest amounts. As of the end of each quarter throughout 2008, management of Duke Energy performed valuations of its investment in auction rate debt securities (consistent with provisions of SFAS No. 157—see Note 9 for further information on the methods utilized to determine fair value) to determine if the carrying value of these investments exceeded their estimated fair value and, if so, whether the decline in fair value was considered temporary or other-than-temporary. As of December 31, 2008, the fair value of the investments in auction rate debt securities was determined to be lower than the par value of the securities by approximately $46 million. Based on an analysis of specific facts and circumstances, management believes that the majority of these investments are viewed as having minimal credit risk (as discussed above) and Duke Energy has the intent and ability to hold these securities until the credit markets regain liquidity, the instruments are refunded by the issuer at their stated par values or maturity. Accordingly, approximately $43 million of the decline in value was considered temporary and recorded as a component of Other Comprehensive Income. The remaining $3 million reduction in carrying value was charged to expense as management had concluded this impairment to be other-than-temporary. This conclusion was based in part on a loss in value in the underlying collateral supporting the par value of these securities, which is not supported by insurance or backed by the U.S. government. At December 31, 2008, the par value and carrying value of Duke Energy’s investments in auction rate debt securities was approximately $270 million and $224 million, respectively.

At December 31, 2008, approximately $51 million of the fair value of investments in auction rate debt securities are classified as Short-Term Investments within current assets on the Consolidated Balance Sheets, with the remaining approximately $173 million classified as long-term investments in Other within Investments and Other Assets on the Consolidated Balance Sheets. The investments classified as short-term either have a stated maturity within the next 12 months or Duke Energy believes the investments are reasonably expected to be refunded within the next 12 months based on a notification of a refunding plan by the issuer.

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any additional other-than-temporary impairment losses should be recorded. See Note 1 for Duke Energy’s policy on reviewing the carrying value of investments to determine if an other-than-temporary impairment exists.

Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the CAIR. In December 2008, a federal appeals court reinstated the CAIR while the EPA develops a new clean air program (see Note 18 for additional information). However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of SO2 and NOx allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, pursuant to SFAS No. 144, Duke Energy evaluated the carrying value of emission allowances held by its regulated and non-regulated businesses for impairment during the third quarter of 2008.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

At the time of its repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under the CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the decision to vacate the CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances in the third quarter of 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in market prices of SO2 allowances, as discussed above, during the third quarter of 2008, Commercial Power recorded pre-tax impairment charges of approximately $77 million related to forecasted excess SO2 allowances held. Additionally, Commercial Power recorded pre-tax impairment charges of approximately $5 million in the third quarter of 2008 related to annual NOx allowances as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Impairments Charges within Operating Expenses on the Consolidated Statements of Operations.

Additionally, U.S. Franchised Electric and Gas had emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate in the third quarter of 2008 due to the vacation of the CAIR, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the vacating of the CAIR, these forward contracts, which primarily settle in the fourth quarter of 2008 and 2009, qualified for the NPNS exception under SFAS No. 133, as amended. However, since certain of these forward contracts were no longer considered probable of use in the normal course of operations at the time the impairment analysis was performed due to the excess over forecasted needs, in the third quarter of 2008, U.S. Franchised Electric and Gas determined that these contracts no longer qualified for the NPNS exception under SFAS No. 133. At the time this determination was made, the fair value of the contracts was a liability of approximately $34 million. Since U.S. Franchised Electric and Gas anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets. The fair value of these contracts at December 31, 2008 was approximately $32 million. These forward contracts will continue to be marked-to-market, with an offset to a regulatory asset or liability balance, until ultimate settlement.

As a result of the reinstatement of the CAIR, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by Commercial Power and U.S. Franchised Electric and Gas as of December 31, 2008 are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

See Note 11 for further information regarding the carrying value of emission allowances.

International Energy. During the year ended December 31, 2006, International Energy recorded other than temporary impairment charges of approximately $50 million related to an investment in Campeche. Campeche project revenues were generated from a GCSA with PEMEX. The charges consist of a $17 million impairment of the carrying value of the equity method investment, which has been classified within Losses on Sales and Impairments of Equity Investments in the accompanying Consolidated Statements of Operations and a $33 million reserve against notes receivable from Campeche, which has been classified within Operations, Maintenance and Other in the accompanying Consolidated Statements of Operations.

The GCSA expired in August 2007 and ownership of the facility transferred to PEMEX.

Discontinued Operations. See Note 14 for impairments related to discontinued operations.

Severance and Other Charges. During the years ended December 31, 2008, 2007 and 2006, Duke Energy recorded severance charges of approximately $1 million, $20 million and $134 million, respectively, primarily under its ongoing severance plan. Of the amount for the year ended December 31, 2007, approximately $12 million related to a voluntary termination program whereby eligible employees were provided a window during which to accept termination benefits. A total of 117 employees accepted the termination benefits during the voluntary window period, which closed in June 2007. Future severance costs under Duke Energy’s ongoing severance plan, if any, are not currently estimable. The liabilities recorded during the year ended December 31, 2006 related to voluntary and involuntary severance as a result of the merger with Cinergy (see Note 3), of which approximately $89 million was charged to expense

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

within income from continuing operations and approximately $45 million was recorded as a component of goodwill. Additionally, in connection with Duke Energy’s spin-off of Spectra Energy, Duke Energy recognized approximately $12 million of severance costs under its ongoing severance plan, which is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Severance Reserve	Balance at January 1, 2008	Provision(b)	Non-cash Adjustments	Cash Reductions	Balance at December 31, 2008
	(in millions)
Other	$24	$1	$—	$(16)	$9

	Balance at January 1, 2007	Provision(b)	Non-cash Adjustments	Cash Reductions	Balance at December 31, 2007
Spectra Energy(a)	$2	$—	$(2)	$—	$—
Other	60	20	(4)	(52)	24

Total	$62	$20	$(6)	$(52)	$24

	Balance at January 1, 2006	Provision(b)	Non-cash Adjustments	Cash Reductions	Balance at December 31, 2006
Spectra Energy(c)	$3	$—	$—	$(1)	$2
Other(c)	28	146	(11)	(103)	60

Total	$31	$146	$(11)	$(104)	$62

(a)	Liability was transferred as part of the spin-off of the natural gas businesses on January 2, 2007.
(b)	Severance provisions are expected to be paid within one year from the date that the provision was recorded.
(c)	Severance expense included in Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations was approximately $3 million for 2006.

Post-Retirement Benefits. In July 2007, Duke Energy offered a voluntary early retirement incentive plan to approximately 1,100 eligible employees. The special termination benefit that was offered was a healthcare reimbursement account that could be used by participants for reimbursement of qualifying medical expenses. There were no severance benefits offered in connection with this plan. The window for acceptance of these voluntary termination benefits closed on August 15, 2007. During the three months ended September 30, 2007, approximately 170 employees accepted the offer and, pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Duke Energy recorded a charge of approximately $8 million pre-tax related to this voluntary plan.

14. Discontinued Operations and Assets Held for Sale

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

Income (Loss) From Discontinued Operations, net of tax, for the year ended December 31, 2006 includes pre-tax interest expense of approximately $600 million associated with the debt distributed in the spin-off of Spectra Energy, as well as losses of approximately $19 million, which were previously classified in Other, resulting from mark-to-market movements in discontinued hedges at DCP Midstream.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Additionally, Income (Loss) From Discontinued Operations, net of tax, for the years ended December 31, 2007 and 2006 includes pre-tax amounts of approximately $18 million and $60 million, respectively, related to costs to achieve the Spectra Energy spin-off, primarily fees to outside service providers. In the table below, these amounts are included in Other for the year ended December 31, 2007 and in Spectra Energy for the year ended December 31, 2006.

Effective with the spin-off, Duke Energy and Spectra Energy entered into a Transition Services Agreement (TSA), which expired on December 31, 2007, whereby Duke Energy provided certain support services to Spectra Energy. The amount received by Duke Energy during the year ended December 31, 2007 under this TSA was approximately $15 million. Additionally, as anticipated, Duke Energy has had very limited commercial business activities with Spectra Energy subsequent to the spin-off.

Additionally, effective with the spin-off, Duke Energy and Spectra Energy entered into various reinsurance and other related agreements that allocated certain assets to Spectra Energy and DCP Midstream created under insurance coverage provided prior to the spin-off by Duke Energy’s captive insurance subsidiary and third party reinsurance companies. Under these agreements, Spectra Energy’s captive insurance subsidiary reinsured 100% of Duke Energy’s retained risk under the insurance coverage provided prior to the spin-off. Consistent with the terms of the reinsurance agreement entered into while all parties were under the common control of Duke Energy, Duke Energy paid approximately $95 million in cash to Spectra Energy’s captive insurance company, which was placed in a grantor trust to secure Spectra Energy’s obligation to Duke Energy under the Spectra Energy reinsurance agreements. This transfer is reflected in Cash distributed to Spectra Energy within financing activities on the Consolidated Statements of Cash Flows. As of December 31, 2008, Duke Energy had a total liability to Spectra Energy and DCP Midstream related to these agreements of approximately $85 million, which is reflected in both Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. This liability is offset by a corresponding receivable, of which approximately $20 million was due from Spectra Energy’s captive insurance subsidiary under the Spectra Energy reinsurance agreement and approximately $65 million was due from third party reinsurance companies. These amounts are reflected in both Other Current Assets and Other Investments and Other Assets in the Consolidated Balance Sheets. In the event any of the reinsurance companies deny coverage for any of the claims covered under these agreements, Duke Energy is not obligated to pay Spectra Energy or DCP Midstream. Further, Duke Energy is providing no insurance coverage to Spectra Energy or DCP Midstream for events which occur subsequent to the spin-off date.

At December 31, 2008 and 2007, Duke Energy had an approximate $49 million and $44 million receivable, respectively, from Spectra Energy related to certain income tax items.

Also refer to Notes 2, 7, 11, 12, 13, 19, 21 and 22 for additional information related to the spin-off transaction.

The following table summarizes the results classified as Income (Loss) from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Discontinued Operations (in millions)

	Operating Income (Loss)				Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income (Loss), Net of Tax	Pre-tax Gain (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax	Income (Loss) from Discontinued Operations, Net of Tax
Year Ended December 31, 2008
Commercial Power	$4	$—	$(8)	$8	$23	$8	$15	$23
International Energy	—	(8)	(3)	(5)	—	—	—	(5)
Other	1	(2)	—	(2)	—	—	—	(2)

Total consolidated	$5	$(10)	$(11)	$1	$23	$8	$15	$16

Year Ended December 31, 2007
Commercial Power	$414	$(94)	$(118)	$24	$(1)	$8	$(9)	$15
International Energy	—	8	3	5	—	—	—	5
Other	—	(30)	16	(46)	7	3	4	(42)

Total consolidated	$414	$(116)	$(99)	$(17)	$6	$11	$(5)	$(22)

Year Ended December 31, 2006
Spectra Energy	$4,514	$1,383	$430	$953	$—	$—	$—	$953
Commercial Power	106	(33)	(36)	3	33	50	(17)	(14)
International Energy	18	(29)	(3)	(26)	(10)	(3)	(7)	(33)
Other	748	(55)	(13)	(42)	(127)	(46)	(81)	(123)

Total consolidated	$5,386	$1,266	$378	$888	$(104)	$1	$(105)	$783

Amounts for Spectra Energy and Other for the year ended December 31, 2006 in the table above are net of insignificant intercompany eliminations.

The following table presents the carrying values of the major classes of Assets Held for Sale and related Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2007, which primarily relate to Duke Energy Indiana’s Wabash River Power Station, the sale of which was completed in January 2008 (see Note 3). There were no Assets Held for Sale and related Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2008.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

December 31, 2007
(in millions)
Current assets	$2
Property, plant and equipment, net	115

Total assets held for sale	$117

Current liabilities	$114
Deferred credits and other liabilities	3

Total liabilities associated with assets held for sale	$117

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

As discussed above, the results of operations for all of the businesses transferred to Spectra Energy are presented as discontinued operations for all periods presented. Significant transactions occurring during the year ended December 31, 2006 related to the operations transferred to Spectra Energy and significant transactions occurring during the years ended December 31, 2008, 2007 and 2006 within the other operations of Duke Energy that resulted in discontinued operations presentation are discussed below. Transactions under Spectra Energy primarily include transactions at Duke Energy’s former Natural Gas Transmission and Field Services business segments.

Year Ended December 31, 2008

Commercial Power

In February 2008, Duke Energy entered into an agreement to sell its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority for approximately $55 million. This transaction, which was subject to FERC approval, closed in April 2008. This transaction resulted in Duke Energy recognizing an approximate $23 million pre-tax gain at closing.

Year Ended December 31, 2007

Commercial Power

Due to the expiration of certain tax credits (see Note 18), Duke Energy ceased all synthetic fuel (synfuel) operations as of December 31, 2007. Accordingly, the results of operations for synfuel have been reclassified to discontinued operations for all periods presented. For the year ended December 31, 2007, synfuel operations had after-tax earnings of approximately $23 million, which includes tax benefits of approximately $84 million.

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

Year Ended December 31, 2006

Spectra Energy

As a result of the transfer of 19.7% interest in DCP Midstream to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DCP Midstream, Duke Energy discontinued hedge accounting for certain contracts held by Duke Energy related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. After discontinuance of hedge accounting, these contracts were marked-to-market in the Consolidated Statements of Operations. As a result, approximately $19 million of realized and unrealized pre-tax losses related to these contracts were recognized in earnings by Duke Energy for the year ended December 31, 2006. Cash settlements on these contracts of approximately $163 million are classified as a component of Net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2006.

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

As discussed above, due to the expiration of certain tax credits, Duke Energy ceased all synfuel operations as of December 31, 2007. Accordingly, the results of operations for synfuel have been reclassified to discontinued operations for all periods presented. For the year ended December 31, 2006, synfuel operations had after-tax earnings of approximately $3 million, which includes tax benefits of approximately $20 million.

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

As discussed above, in December 2006, International Energy engaged in discussions with a potential buyer of its assets in Bolivia. Such discussions to sell the assets were subject to a binding agreement between the parties, which was finalized in February 2007, as discussed above, and resulted in the sale of International Energy’s 50 percent ownership interest in two hydroelectric power plants near Cochabamba, Bolivia to Econergy International for approximately $20 million. Based upon the agreed selling price of the assets, in December 2006, International Energy recorded a pre-tax impairment charge of approximately $28 million. The impairment charge reduced the carrying value of the assets to the estimated selling price pursuant to the aforementioned agreement. International Energy recorded an approximate $25 million income tax benefit associated with the impairment charge, which was recorded within continuing operations as prescribed by SFAS No. 109, “Accounting for Income Taxes.”

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

15. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2008	2007
	(Years)	(in millions)
Land	—	$687	$673
Plant—Regulated
Electric generation, distribution and transmission(a)	8 –125	34,005	31,605
Natural gas transmission and distribution	12 –60	1,566	1,436
Other buildings and improvements(a)	25 –100	564	569
Plant—Unregulated
Electric generation, distribution and transmission(a)	8 –100	3,989	3,923
Natural gas transmission and distribution	—	—	4
Gathering and processing facilities	—	—	3
Other buildings and improvements(a)	30 –90	1,698	1,777
Nuclear fuel	—	966	864
Equipment(a)	3 – 33	658	633
Vehicles	5 – 26	81	64
Construction in process	—	4,379	2,712
Other(a)	5 – 33	1,711	1,793

Total property, plant and equipment		50,304	46,056
Total accumulated depreciation—regulated(b), (c)		(14,681)	(13,590)
Total accumulated depreciation—unregulated(c)		(1,587)	(1,356)

Total net property, plant and equipment		$34,036	$31,110

(a)	Includes capitalized leases of approximately $208 million for 2008 and $183 million for 2007.
(b)	Includes accumulated amortization of nuclear fuel: $484 million for 2008 and $485 million for 2007.
(c)	Includes accumulated amortization of capitalized leases: $37 million for 2008 and $38 million for 2007.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $93 million for 2008, $71 million for 2007, and $56 million for 2006.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

16. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2008	2007
			(in millions)
Unsecured debt	6.8%	2009 – 2037	$6,360	$6,801
Secured debt	4.7%	2009 – 2017	737	589
First and refunding mortgage bonds	6.0%	2009 – 2038	4,165	1,507
Capital leases	6.0%	2009 – 2025	137	108
Other debt(a)	2.0%	2009 – 2041	2,084	1,744
Notes payable and commercial paper(b)(c)	4.0%		993	1,042
Fair value hedge carrying value adjustment			25	28
Unamortized debt discount and premium, net			(62)	(53)

Total debt(d)			14,439	11,766
Current maturities of long-term debt			(646)	(1,526)
Short-term notes payable and commercial paper(e)			(543)	(742)

Total long-term debt			$13,250	$9,498

(a)	Includes $1,569 million of Duke Energy pollution control bonds as of both December 31, 2008 and 2007. As of December 31, 2008 and 2007, $404 million and $361 million, respectively, was secured by first and refunding mortgage bonds and $494 million and $344 million, respectively was secured by a letter of credit.
(b)	Includes $450 million and $300 million as of December 31, 2008 and 2007, respectively, that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity, for the commercial paper balance of approximately $714 million, was 10 days as of December 31, 2008 and 17 days as of December 31, 2007.
(c)	Includes approximately $279 million at December 31, 2008 related to Duke Energy Ohio’s drawdown under the master credit facility.
(d)	As of December 31, 2008 and 2007, $414 million and $571 million, respectively, of debt was denominated in Brazilian Reals.
(e)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 3.4% and 5.3% as of December 31, 2008 and December 31, 2007, respectively.

Unsecured and Other Debt. In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which is reset on a weekly basis.

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

In October 2008, International Energy issued approximately $153 million of debt in Brazil, of which approximately $112 million matures in September 2013 and carries a variable interest rate equal to the Brazil interbank rate plus 2.15%, and approximately $41 million matures in September 2015 and carries a fixed interest rate of 11.6% plus an annual inflation index. International Energy used these proceeds to pre-pay existing long-term debt balances.

In December 2008, Duke Energy Kentucky refunded $50 million of tax-exempt auction rate bonds through the issuance of $50 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due August 1, 2027, had an initial interest rate of 0.65% which is reset on a weekly basis.

In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit, of which $144 million had initial rates of 0.7% reset on a weekly basis with $44 million maturing May 2035, $23 million maturing March 2031 and $77 million maturing December 2039. The remaining $127 million had initial rates of 0.50% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

In January 2009, Duke Energy issued $750 million principal amount of 6.30% senior notes due February 1, 2014. Proceeds from the issuance were used to redeem commercial paper and for general corporate purposes.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In June 2007, Duke Energy Carolinas issued $500 million principal amount of 6.10% senior unsecured notes due June 1, 2037. The net proceeds from the issuance were used to redeem commercial paper that was issued to repay outstanding $249 million 6.6% Insured Quarterly Senior Notes due 2022 on April 30, 2007, and approximately $110 million of convertible senior notes discussed below. The remainder was used for general corporate purposes.

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

Auction Rate Debt. As of December 31, 2008, Duke Energy had auction rate pollution control bonds outstanding of approximately $730 million. While these debt instruments are long-term in nature and cannot be put back to Duke Energy prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. In February 2008, Duke Energy began to experience failed auctions for these debt instruments. When failed auctions occur on a series of this debt, Duke Energy is required to begin paying a failed-auction interest rate on the instrument. The failed-auction interest rate for the majority of the auction rate debt is 2.0 times one-month LIBOR. Payment of the failed-auction interest rates will continue until Duke Energy is able to either successfully remarket these instruments through the auction process, or refund and refinance the existing debt. Duke Energy has plans to refund and refinance its remaining tax-exempt bonds, the timing of such refinancing activities is uncertain and subject to market conditions. If Duke Energy is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially effect Duke Energy’s overall financial position, results of operations or cash flows.

Convertible Senior Notes. In May 2003, Duke Energy issued approximately $770 million of 1.75% convertible senior notes that were convertible into Duke Energy common stock at a premium of 40% above the May 1, 2003 closing common stock market price of $16.85 per share. The conversion of these senior notes into shares of Duke Energy common stock was contingent upon the occurrence of certain events during specified periods. During 2006, as a result of the market price of Duke Energy common stock achieving a specified threshold, approximately 27 million shares of common stock were issued related to conversions by holders of the convertible senior notes, which resulted in the retirement of approximately $632 million of convertible senior notes. At December 31, 2006, unsecured debt included approximately $110 million of these convertible senior notes, which were potentially convertible into approximately 4.7 million shares of common stock and included as outstanding shares in the diluted EPS calculation (see Note 20). On May 15, 2007, pursuant to the terms of the debt agreement, substantially all of the holders of the Duke Energy convertible senior notes required Duke Energy to repurchase the balance then outstanding at a price equal to 100% of the principal amount plus accrued interest. In May 2007, Duke Energy repurchased approximately $110 million of the convertible senior notes, which resulted in the redemption of the remainder of the outstanding convertible senior notes.

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

Secured Debt and First and Refunding Mortgage Bonds. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

In November 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $500 million carries a fixed interest rate of 7.00% and matures November 15, 2018 and $400 million carries a fixed interest rate of 5.75% and matures November 15, 2013. The net proceeds from issuance were used to repay amounts borrowed under the master credit facility, to repay senior notes due January 1, 2009, to replenish cash used to repay senior notes at their scheduled maturity in October 2008 and for general corporate purposes.

Accounts Receivable Securitization. Duke Energy securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy. As a result of the securitization, on a daily basis Duke Energy sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy’s franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citicorp North America, Inc., which terminates in September 2010. The credit facility and related securitization documentation contain several covenants, including covenants with respect to the accounts receivable held by DERF, as well as a covenant requiring that the ratio of Duke Energy consolidated indebtedness to Duke Energy consolidated capitalization not exceed 65%. As of December 31, 2008 and 2007, the interest rate associated with the credit facility, which is based on commercial paper rates, was 4.7% and 5.3%, respectively and $300 million was outstanding under the credit facility as of both December 31, 2008 and 2007. The securitization transaction was not structured to meet the criteria for sale treatment under SFAS No. 140 and accordingly is reflected as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2008 and 2007, the $300 million outstanding balance of the credit facility was secured by approximately $518 million and $532 million, respectively, of accounts receivable held by DERF. The obligations of DERF under the credit facility are non-recourse to Duke Energy.

Other Assets Pledged as Collateral. As of December 31, 2008, substantially all of U.S. Franchised Electric and Gas’ electric plant in service is mortgaged under the mortgage bond indenture of Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana.

Floating Rate Debt. Unsecured debt, secured debt and other debt included approximately $3.2 billion and $2.4 billion of floating-rate debt as of December 31, 2008 and 2007, respectively, which excludes approximately $300 million and $571 million of Brazilian debt at December 31, 2008 and 2007, respectively, that is indexed annually to Brazilian inflation. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate for debt denominated in U.S. dollars. As of December 31, 2008 and 2007, the average interest rate associated with floating-rate debt was approximately 3.2% and 4.9%, respectively.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2008

(in millions)
2009	$646
2010	1,004
2011	294
2012	2,313
2013	1,193
Thereafter	8,446

Total long-term debt, including current maturities(a)	$13,896

(a)	Excludes short-term notes payable and commercial paper of $543 million.

Duke Energy has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy’s ability to repay these obligations prior to their scheduled maturity.

Duke Energy may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). As of December 31, 2008, Duke Energy had approximately $8 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy’s senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $19 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy’s senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s. As of February 1, 2009, Duke Energy Carolinas’ senior unsecured credit rating was A- at S&P and A3 at Moody’s.

Available Credit Facilities.

In June 2007, Duke Energy closed the syndication of an amended and restated credit facility, which replaced existing credit facilities, with a 5-year, $2.65 billion master credit facility. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky all have borrowing capacity under the terms of the master credit facility.

In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. In October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility. The total credit facility capacity under the master credit facility subsequent to this termination is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sublimits of each borrower, subject to maximum cap limitations, at any time. See table below for the borrowing sublimits at December 31, 2008 for each of the Duke Energy entities with borrowing capacity under this credit facility. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain pollution control bonds.

Master Credit Facility Summary as of December 31, 2008 (in millions)(d)

	Credit Facility Capacity	Commercial Paper	Draw Down on Credit Facility	Letters of Credit	Pollution Control Bonds	Total Amount Utilized	Available Credit Facility Capacity
Duke Energy Corporation
$3,137 multi-year syndicated(a), (b), (c)	$3,137	$715	$750	$155	$340	$1,960	$1,177

(a)	Credit facility expires June 2012. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains sublimits at December 31, 2008 as follows: $1,097 million for Duke Energy, $840 million for Duke Energy Carolinas, $650 million for Duke Energy Ohio, $450 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky.
(d)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding pollution control bonds.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In September 2008, Duke Energy and its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers) borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. In the fourth quarter of 2008, Duke Energy Carolinas used the proceeds from a debt issuance to repay in full the approximately $260 million borrowed under the master credit facility. At December 31, 2008, outstanding borrowings of approximately $750 million under Duke Energy’s master credit facility as follows:

Amounts Borrowed Under Master Credit Facility
(in millions)
Duke Energy Corporation	$274
Duke Energy Ohio	279
Duke Energy Indiana	123
Duke Energy Kentucky	74

Total	$750

The loans under the master credit facility are revolving credit loans that currently bear interest at one-month LIBOR plus an applicable spread ranging from 19 to 24 basis points. The loan for Duke Energy has a stated maturity of June 2012, while the loans for all of the other borrowers have stated maturities of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 up through the date the master credit facility matures in June 2012. Except for Duke Energy Ohio, all of the borrowers have the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, borrowings of $471 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at December 31, 2008. As Duke Energy Ohio does not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at December 31, 2008 of $279 million are reflected as current liabilities in Notes Payable and Commercial Paper on the Consolidated Balance Sheets.

At December 31, 2008 and December 31, 2007, approximately $779 million and $629 million, respectively, of pollution control bonds were classified as Long-Term Debt on the Consolidated Balance Sheets. Of this amount, the master credit facility served as a backstop for approximately $440 million of these pollution control bonds (of which approximately $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific credit facilities separate from the master credit facility. Additionally, at December 31, 2008 and December 31, 2007 approximately $450 million and $300 million, respectively, of commercial paper issuances were classified as Long-Term Debt on the Consolidated Balance Sheets. These pollution control bonds and commercial paper issuances, which are short-term obligations by nature, are classified as long-term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility and other specific purpose credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

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

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2008, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Loans. During 2008 and 2007, Duke Energy had loans outstanding against the cash surrender value of the life insurance policies that it owns on the lives of its executives. The amounts outstanding were $384 million as of December 31, 2008 and $367 million as of December 31, 2007. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other Assets on the Consolidated Balance Sheets.

17. Preferred and Preference Stock at Duke Energy

As of December 31, 2008 and 2007, there were 44 million authorized shares of preferred stock, par value $0.001 per share, with no such preferred shares outstanding.

Preferred and Preference Stock of Duke Energy’s Subsidiaries. In connection with the Westcoast Energy, Inc. (Westcoast) acquisition in 2002, Duke Energy assumed approximately $411 million of authorized and issued redeemable preferred and preference shares at Westcoast and Union Gas. The approximate $225 million remaining obligation associated with these preferred and preference shares was transferred to Spectra Energy in connection with the spin-off of the natural gas businesses on January 2, 2007.

Additionally, in May 2006, Duke Energy redeemed, at par plus accrued and unpaid dividends, approximately $11 million of authorized and issued Duke Energy Indiana preferred stock, which had been acquired by Duke Energy in connection with the Cinergy merger in April 2006.

18. Commitments and Contingencies

General Insurance

Duke Energy carries insurance and reinsurance coverage either directly or through its captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy’s operations; (2) workers’ compensation liability coverage to statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Duke Energy’s by-laws and (5) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverage is subject to certain deductibles or retentions, terms and conditions common for companies with similar types of operations.

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

The cost of Duke Energy’s general insurance coverage continued to fluctuate over the past year reflecting the changing conditions of the insurance markets.

Nuclear Insurance

Duke Energy owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and Catawba Nuclear Stations have two nuclear reactors each and Oconee has three. Nuclear insurance includes: liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy for certain expenses

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

associated with nuclear insurance premiums. The Price-Anderson Act requires Duke Energy to provide for public liability claims resulting from nuclear incidents to the maximum total financial projection liability. The Price-Anderson Act provides for an inflation adjustment at least every five years. Effective October 2008, this adjustment increased the maximum total financial projection liability from approximately $10.8 billion to approximately $12.5 billion.

Primary Liability Insurance. Duke Energy has purchased the maximum reasonably available private primary liability insurance as required by law, which is $300 million.

Excess Liability Program. As discussed above, effective October 2008, this program provides approximately $12.5 billion of coverage through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. The $12.5 billion is the sum of the current potential cumulative retrospective premium assessments of $117.5 million per licensed commercial nuclear reactor. This would be increased by $117.5 million for each additional commercial nuclear reactor licensed, or reduced by $117.5 million for nuclear reactors no longer operational and may be exempted from the risk pooling program. Under this program, licensees could be assessed retrospective premiums to compensate for public liability damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public liability damages exceed primary liability insurance, licensees may be assessed up to $117.5 million for each of their licensed reactors, payable at a rate not to exceed $17.5 million a year per licensed reactor for each incident. The assessment and rate are subject to indexing for inflation and may be subject to state premium taxes.

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

In the event of large industry losses, NEIL’s Board of Directors may assess Duke Energy for amounts up to ten times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$38 million, Excess Property Insurance—$43 million and Accidental Outage Insurance—$22 million.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. Oral argument occurred on December 2, 2008. A decision is expected in 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, however, Duke Energy is unable to estimate at this time its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

The emission controls Duke Energy is installing to comply with state specific clean air legislation will contribute significantly to achieving compliance with the CAIR requirements (see Note 4). Additionally, Duke Energy plans to spend approximately $120 million between 2009 and 2013 (approximately $85 million in Ohio and $35 million in Indiana) to comply with Phase 1 of the CAIR. Duke Energy is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule (see below) in Indiana. Duke Energy Ohio received partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP.

See Note 13 for a discussion of the impacts of the D.C. Circuit Court’s July 11, 2008 decision to vacate the CAIR on the carrying value of emission allowances.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. The U.S. EPA and the Utility Air Regulatory Group have requested that the U.S. Supreme Court review the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. On January 29, 2009, the EPA requested the U.S. Department of Justice withdraw its Petition for Writ of Certiorari filed on October 17, 2008. On Febru-

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

ary 23, 2009, the Supreme Court denied the Utility Air Regulatory Group’s petition. The EPA will not develop emission standards for utility units under section 112 of the Clean Air Act, thus abiding by the D.C. Circuit’s decision. At this point, Duke Energy is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $365 million over the period 2009-2013 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities and Other Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $55 million and $52 million as of December 31, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

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

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six Duke Energy owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. Also, the judge previously granted summary judgment against Duke Energy with respect to plaintiffs’ claim that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station.

On October 21, 2008, Plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy was not previously found liable. In a subsequent order rendered on January 12, 2009, the Court also ordered Duke Energy to pay plaintiffs’ costs incurred in preparing and filing the motion for a new trial. A new liability trial is scheduled to begin on May 11, 2009. The remedy trial for violations already established at the Wabash River Station and W.C. Beckjord Station began on February 2, 2009. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy trial in February addressed only the appropriate injunctive relief. Plaintiffs are seeking numerous types of injunctive relief including installation of monitoring equipment, ceasing operations and remediation of alleged excess emissions from the Wabash River units.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy violated the CAA when it undertook various unnamed maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. The District Court denied that motion and the case will proceed to discovery.

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

Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In June 2008, Duke Energy Carolinas announced that it would voluntarily perform a MACT assessment of air emission controls planned for Cliffside Unit 6. In July 2008, Duke Energy Carolinas submitted the results of the assessment to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment and on August 11, 2008 Duke Energy Carolinas filed a motion to dismiss. Both motions were argued on October 16, 2008. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the Clean Air Act and submitting a MACT determination application. DAQ held public hearings on January 15, 2009 in Forest City, North Carolina and January 22, 2009 in Statesville, North Carolina to allow public comment on DAQ’s proposal to find Cliffside Unit 6 is a minor source of hazardous air pollutants. The meeting notices were accompanied with a draft permit that includes the minor source limits and monitoring requirements that make the limits enforceable. A final permit with minor source limits is expected in the first quarter of 2009. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 Order to reverse the court’s determination that Duke Energy Carolinas violated the CAA. It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter. To the extent that a court of proper jurisdiction halts construction of the plant, Duke Energy Carolinas will seek to meet customers’ need for power through other resources. In addition, Duke Energy Carolinas will seek appropriate regulatory treatment for the investment in the plant.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska brought the action on their own behalf and on behalf of the village’s approximately 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. Oral argument on the motion is scheduled for May 2009. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral argument was heard on August 6, 2008. Due to the late recusal of one of the judges on the Fifth Circuit panel, the court held a new oral argument on November 3, 2008. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

Other Price Reporting Cases. A total of 12 lawsuits have been filed against Duke Energy affiliates and other energy companies. Ten of these cases have been consolidated into a single proceeding. In February 2008, the judge in this proceeding granted a motion to dismiss one of the cases and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied and on January 9, 2009, the court ruled that Plaintiffs lacked standing to pursue their remaining claims and granted certain Defendants’ motion for summary judgment. In February 2009, the same judge dismissed Duke Energy Carolinas from four of the cases. One case was filed in Tennessee state court, which dismissed the case on filed rate and preemption grounds. That case was appealed to the Tennessee Court of Appeals, where oral argument was heard in November 2007. The Tennessee Court of Appeals reversed this lower court ruling in October 2008 and on December 23, 2008, Defendants filed an application for permission to appeal together with a brief to the Tennessee Supreme Court. On January 13, 2009, another case pending in Missouri state court, was dismissed on the grounds that the Plaintiff lacked standing to bring the case. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. In October 2008, a settlement in principle was reached with the class plaintiffs in five of the cases. The settlement is subject to execution of definitive settlement documents and approval by the court. The settlement, as currently structured, will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

ExxonMobil Disputes. In March 2007, Duke Energy and Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (together with MNGI and ExxonMobil) executed a settlement agreement for global settlement of both parties’ claims raised in arbitration proceedings relating to DETM and Duke Energy Marketing Limited Partnership (DEMLP). In the arbitration brought in Canada by DEMLP, the arbitrators held that ExxonMobil was not required to take assignment of certain gas supply and transportation agreements with other parties, under which DEMLP continues to remain obligated. These contracts are currently estimated to result in losses of up to approximately $10 million through 2009; based on the currently estimated in-service dates for certain gas infrastructure facilities. As Duke Energy has an ownership interest of approximately 60% in DEMLP, only 60% of any losses would impact pre-tax earnings for Duke Energy. However, these losses are subject to change in the future in the event of changes in market conditions and underlying assumptions.

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

Duke Energy International Paranapanema Lawsuit. In June 2007, the Brazilian electricity regulatory agency (ANEEL) issued resolution 497/2007 (the Resolution) which purports to impose additional assessments (retroactive to July 1, 2004) on generation

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

companies located in the State of São Paulo for utilization of the electric transmission system. The new assessments are based upon a flat-fee charge that fails to take into account the proportional usage by each generator. Pursuant to the Resolution, Duke Energy International Geracao Paranapanema S.A. (Paranapanema) was assessed approximately $32 million, inclusive of interest. Following various failed administrative challenges, on July 16, 2008, Paranapanema filed a lawsuit in the Brazilian federal court challenging the merits of the assessment. On July 29, 2008 the court granted Paranapanema’s request to enjoin its payment obligation while the legal challenge on the merits remains pending before the Brazilian court. That injunction was appealed and reversed on January 28, 2009. On February 3, 2009, Paranapanema filed a motion for reconsideration of the appellate court’s ruling against the injunction. Paranapanema also filed a brief on the merits. A final decision on both the injunction ruling and the merits is pending before the appellate court.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,031 million and $1,082 million as of December 31, 2008 and 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,099 million in excess of the self insured retention. Insurance recoveries of approximately $1,032 million and $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2008 and 2007, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy has exposure to certain legal matters that are described herein. As of December 31, 2008 and 2007, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5. As of December 31, 2008 and 2007, Duke Energy recognized approximately $1,032 million and $1,040 million, respectively, of probable insurance recoveries related to these losses.

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

These credits reduced Duke Energy’s income tax liability and, therefore, Duke Energy’s tax expense recorded in Income (Loss) from Discontinued Operations, net of tax. Commercial Power’s sale of synfuel had generated $339 million in tax credits through December 31, 2005. After reducing for the possibility of phase-out, the amount of additional credits generated during the years ended December 31, 2007 and 2006 were approximately $84 million and $20 million, respectively. Duke Energy ceased production of synfuel upon the expiration of the tax credits at the end of 2007.

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

General. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 19.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Operating and Capital Lease Commitments

Duke Energy leases assets in several areas of its operations. Consolidated rental expense for operating leases included in income from continuing operations was $164 million in 2008, $138 million in 2007 and $110 million in 2006 which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Income (Loss) From Discontinued Operations, net of tax, in 2006 included rental expense for operating leases of approximately $36 million. Amortization of assets recorded under capital leases is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year, and capital leases as of December 31, 2008:

	Operating Leases	Capital Leases
	(in millions)
2009	$101	$20
2010	96	21
2011	68	19
2012	57	18
2013	48	17
Thereafter	252	42

Total future minimum lease payments	$622	$137

19. Guarantees and Indemnifications

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

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were originally issued by Duke Energy, Cinergy or International Energy or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees originally issued by Spectra Energy Capital or its affiliates prior to the spin-off remained with Spectra Energy Capital subsequent to the spin-off, except for certain guarantees discussed below that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Energy Capital against any losses incurred under these guarantee obligations.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payment on the obligation of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2008 was approximately $510 million. Of this amount, approximately $200 million relates to guarantees issued on behalf of less than wholly-owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Approximately $314 million of the guarantees expire between 2009 and 2039, with the remaining performance guarantees having no contractual expiration. In addition, as discussed above, Spectra Energy Capital is in the process of assigning to Duke Energy performance guarantees with maximum potential amounts of future payments of approximately $320 million. During the assignment period, Duke Energy has indemnified Spectra Energy Capital for any losses incurred as a result of these guarantees.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Included in the amounts discussed above is approximately $63 million of maximum potential amounts of future payments associated with guarantees issued to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2009 to 2019, with others having no specific term. The maximum potential amount of future payments under these guarantees as of December 31, 2008 was approximately $63 million.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party, as well as used bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. As of December 31, 2008, Duke Energy has guaranteed approximately $100 million of outstanding surety bonds and letters of credit related to obligations of non-wholly-owned entities, substantially all of which relates to projects at Crescent. This amount represents the face value of the guarantees; however, Crescent has already completed a substantial portion of its obligations under these guarantees. As of December 31, 2008, it is reasonably possible that Duke Energy could have exposure of approximately $40 million under these guarantees should Crescent fail to perform under its obligations associated with these projects which would become more likely should Crescent declare bankruptcy in the near future. See Note 12 for further information.

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

At December 31, 2008, the amounts of the fair value recorded for the guarantees and indemnifications mentioned above are approximately $19 million, which is recorded in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. Due to the continued downturn in the overall economic environment, Duke Energy performed an assessment of its guarantee obligations as of December 31, 2008 to determine whether any FAS 5 liabilities have been triggered as a result of potential increased non-performance risk by parties for which Duke Energy has issued guarantees. Based on the results of this analysis, as of December 31, 2008 management determined, with the exception of some insignificant amounts, that it is not probable that Duke Energy will have to perform under any guarantee obligations. However, management will continue to monitor the financial condition of the third parties or non-wholly owned entities for whom Duke Energy has issued guarantees on behalf of, including its obligations related to Crescent discussed above, to determine whether performance under these guarantees becomes probable in the future.

20. Earnings Per Share

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following tables illustrate Duke Energy’s basic and diluted EPS calculations and reconcile the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2008, 2007, and 2006.

(in millions, except per share data)	Income	Average Shares	EPS
2008
Income from continuing operations—basic	$1,279	1,265	$1.01

Effect of dilutive securities:
Stock options, phantom, performance and restricted stock		3

Income from continuing operations—diluted	$1,279	1,268	$1.01

2007
Income from continuing operations—basic	$1,522	1,260	$1.21

Effect of dilutive securities:
Stock options, phantom, performance and restricted stock		5
Contingently convertible bond	—	1

Income from continuing operations—diluted	$1,522	1,266	$1.20

2006
Income from continuing operations—basic	$1,080	1,170	$0.92

Effect of dilutive securities:
Stock options, phantom, performance and restricted stock		4
Contingently convertible bond	4	14

Income from continuing operations—diluted	$1,084	1,188	$0.91

The increase in weighted-average shares outstanding for the year ended December 31, 2007 compared to the same period in 2006 was due primarily to the April 2006 issuance of approximately 313 million shares in conjunction with the merger with Cinergy (see Note 1), the conversion of debt into approximately 27 million shares of Duke Energy common stock during the year ended December 31, 2006 (see Note 16), and the repurchase and retirement of approximately 17.5 million shares of Duke Energy common stock during the year ended December 31, 2006.

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan and other internal plans, including 401(k) plans. Duke Energy currently anticipates issuing up to an aggregate of approximately $600 million of common stock associated with these programs. Approximately $100 million of common stock was issued during the fourth quarter of 2008 associated with these plans.

As of December 31, 2008, 2007 and 2006, approximately 15 million, 13 million and 14 million, respectively, of options, unvested stock, performance awards and phantom stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods or performance measures related to the awards had not yet been met.

As discussed further in Note 1, effective January 1, 2009, Duke Energy adopted the provisions of FSP EITF 03-6-1, which requires Duke Energy to compute basic EPS using the two-class method described in SFAS No.128 as Duke Energy has certain share-based payment awards that meet the definition of participating securities.

21. Stock-Based Compensation

Duke Energy accounts for stock-based compensation under the provisions of SFAS No. 123(R). SFAS No. 123(R) established accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s 2006 Long-term Incentive Plan (the 2006 Plan), approved by shareholders in October 2006, reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan superseded Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), and no additional grants will be made from the 1998 Plan. Under the 2006 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. In 2009, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or vested. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights.

Payments for cash settled awards during the year ended December 31, 2008 were immaterial.

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

Stock-Based Compensation Expense

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the years ended December 31, 2008, 2007 and 2006 as follows, the components of which are further described below:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Stock Options	$2	$5	$7
Stock Appreciation Rights	—	—	1
Phantom Stock	17	20	30
Performance Awards	23	12	24
Other Stock Awards	1	2	2

Total	$43	$39	$64

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The tax benefit associated with the recorded expense in Income from Continuing Operations for the years ended December 31, 2008, 2007 and 2006 was approximately $17 million, $15 million and $24 million, respectively. As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to its shareholders, and the results of these businesses are presented as discontinued operations. Accordingly, pre-tax stock-based compensation expense of approximately $18 million and a corresponding tax benefit of approximately $7 million for the year ended December 31, 2006 is included in Income (Loss) From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	22,317	$17
Exercised	(2,221)	13
Forfeited or expired	(306)	20

Outstanding at December 31, 2008	19,790	$17	3.4	$26

Exercisable at December 31, 2008	18,619	$17	3.2	$26

Options Expected to Vest	1,140	$16	7.0	$—

On December 31, 2007 and 2006, Duke Energy had approximately 20 million and 22 million exercisable options, respectively, with a weighted-average exercise price of approximately $17 at each date. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $11 million, $26 million and $46 million, respectively. Cash received from options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $30 million, $50 million and $127 million, respectively, with a related tax benefit of approximately $4 million, $10 million and $17 million, respectively. At December 31, 2008, Duke Energy had less than $1 million of future compensation cost associated with unvested stock options which is expected to be recognized over a weighted-average period of less than one year.

There were no options granted by Duke Energy during the years ended December 31, 2008 or 2007. Duke Energy granted 1,877,646 options (fair value of approximately $10 million based on a Black-Scholes model valuation) during the year ended December 31, 2006. Remaining compensation expense to be recognized for unvested converted Cinergy options was determined using a Black-Scholes model.

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

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 973,515 shares (fair value of approximately $17 million based on the market price of Duke Energy’s common stock on the grant date) during the year ended December 31, 2008, 1,163,180 shares (fair value of approximately $23 million based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2007, and 1,181,370 shares (fair value of approximately $34 million based on the market price of Duke Energy common stock on the grant date) in the year ended December 31, 2006.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes information about phantom stock awards outstanding at December 31, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2007	2,390	$24
Granted	974	18
Vested	(842)	24
Forfeited	(76)	25

Outstanding at December 31, 2008	2,446	$22

Phantom Stock Awards Expected to Vest	2,341	$22

The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $20 million, $31 million and $23 million, respectively. As of December 31, 2008, Duke Energy had approximately $12 million of future compensation cost associated with unvested phantom stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Awards

Stock-based awards outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2008, 2007 and 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other performance awards not containing market conditions were awarded in 2008 and 2007. The performance goal for these awards is Duke Energy’s compounded annual growth rate (CAGR) of annual diluted EPS over a three year period. These awards are measured at grant date price. Duke Energy awarded 2,407,755 shares (fair value of approximately $37 million based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2008, 1,534,510 shares (fair value of approximately $23 million based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2007, and 1,610,350 shares (fair value of approximately $32 million based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2006.

The following table summarizes information about stock-based performance awards outstanding at December 31, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2007	3,911	$20
Granted	2,408	15
Vested	(739)	28
Forfeited	(600)	25

Outstanding at December 31, 2008	4,980	$16

Stock-based Performance Awards Expected to Vest	4,767	$16

The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $20 million, $34 million and $3 million, respectively. As of December 31, 2008, Duke Energy had approximately $27 million of future compensation cost associated with unvested performance awards which is expected to be recognized over a weighted-average period of 1.2 years.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Stock Awards

Other stock awards outstanding under the 1998 Plan generally vest over periods from three to five years. There were no other stock awards issued during the years ended December 31, 2008 or 2007. Duke Energy awarded 279,000 shares (fair value of approximately $8 million based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2006.

The following table summarizes information about other stock awards outstanding at December 31, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2007	324	$28
Vested	(60)	25
Forfeited	(45)	29

Outstanding at December 31, 2008	219	$29

Other Stock Awards Expected to Vest	207	$29

The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $2 million in each year. As of December 31, 2008, Duke Energy had approximately $2 million of future compensation cost which is expected to be recognized over a weighted-average period of 1.7 years.

22. Employee Benefit Plans

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

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy did not make any contributions to its defined benefit retirement plans in 2008. Duke Energy made contributions of approximately $350 million and $124 million to the legacy Cinergy qualified pension plans during the years ended December 31, 2007 and 2006, respectively. In February 2009, Duke Energy made an approximate $500 million contribution to its qualified pension plans.

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

Net periodic pension costs disclosed in the tables below for the qualified, non-qualified and other-postretirement benefit plans represent the cost of the respective pension plan for the periods presented. However, portions of the net periodic pension costs disclosed in the tables have been capitalized as a component of property, plant and equipment.

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

	December 31, 2006	Adoption of SFAS No. 158 measurement date provisions and other	Spin-off of the natural gas businesses(a)	January 2, 2007
	(in millions)
Accrued pension and other post-retirement benefit costs	$(1,947)	$(67)	$187	$(1,827)
Pre-funded pension costs	175	118	(60)	233
Regulatory Assets	595	(129)	(58)	408
Deferred income tax assets (liabilities)	115	28	(25)	118
Accumulated other comprehensive loss (income), net of tax(b)	197	22	(39)	180
Retained earnings, net of tax	—	28	(5)	—
(a)	These amounts are in addition to the assets and liabilities of the Westcoast plans that were also distributed to Spectra Energy, as discussed above.
(b)	Amounts in the “Spin-off of the natural gas businesses” column exclude approximately $109 million, net of tax, related to accumulated other comprehensive losses of Westcoast that were transferred in connection with the spin-off.

Qualified Pension Plans

Components of Net Periodic Pension Costs: Qualified Pension Plans

	For the Years Ended December 31,
	2008(a)	2007(a)	2006(a)(b)
	(in millions)
Service cost	$92	$96	$76
Interest cost on projected benefit obligation	254	246	190
Expected return on plan assets	(340)	(319)	(243)
Amortization of prior service cost (credit)	7	5	(1)
Amortization of actuarial losses	13	32	49
Other	20	20	10

Net periodic pension costs	$46	$80	$81

(a)	These amounts exclude approximately $13 million, $17 million and $14 million for the years ended December 31, 2008, 2007 and 2006, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude pre-tax qualified pension cost of approximately $21 million for the year ended December 31, 2006 primarily related to the Westcoast plans transferred to Spectra Energy, which is included in Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Qualified Pension Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Regulatory Liabilities(a)

For the year ended December 31, 2008
(in millions)
Regulatory assets, net increase	$770
Regulatory liabilities, net decrease	27
Accumulated other comprehensive (income)/loss
Deferred income tax asset	(181)
Actuarial losses arising during 2008	492
Amortization of prior year actuarial losses	(3)
Amortization of prior year prior service cost	(4)

Net amount recognized in Accumulated other comprehensive (income)/loss	$304

(a)	Excludes actuarial gains recognized in other accumulated comprehensive income of approximately $6 million, net of tax, associated with a Brazilian retirement plan.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2008	2007
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4,301	$4,823
Adoption of SFAS No. 158 measurement date provisions	—	93
Spin-off of the natural gas businesses	—	(476)
Service cost	92	96
Interest cost	254	246
Actuarial gains	(182)	(165)
Benefits paid	(304)	(316)

Obligation at measurement date	$4,161	$4,301

	As of and for the Years Ended December 31,
	2008	2007
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$4,321	$4,324
Adoption of SFAS No. 158 measurement date provisions	—	173
Spin-off of the natural gas businesses	—	(525)
Actual return on plan assets	(1,164)	315
Benefits paid	(304)	(316)
Employer contributions	—	350

Plan assets at measurement date	$2,853	$4,321

The accumulated benefit obligation was $3,823 million at December 31, 2008 and $4,004 million at December 31, 2007.

Qualified Pension Plans—Amounts Recognized in the Consolidated Balance Sheets Consist of:

	As of and for the Years Ended December 31,
	2008	2007
	(in millions)
Accrued pension liability	$(1,308)	$(240)
Pre-funded pension costs	—	260

Net amount recognized	$(1,308)	$20

The following table provides the amounts related to Duke Energy’s qualified pension plans that are reflected in Other Regulatory Assets and Deferred Debits, Deferred Credits and Other Liabilties and AOCI on the Consolidated Balance Sheets at December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(in millions)
Regulatory assets	$931	$161
Regulatory liabilities	—	(27)
Accumulated other comprehensive income
Deferred income tax asset	(215)	(34)
Prior service cost	38	42
Net actuarial loss	537	48

Net amount recognized—Accumulated other comprehensive income	$360	$56

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Of the amounts above, approximately $3 million of unrecognized losses and approximately $7 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2009.

Additional Information:

Qualified Pension Plans—Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2008	2007
	(in millions)
Projected benefit obligation	$4,161	$1,619
Accumulated benefit obligation	3,823	1,444
Fair value of plan assets	2,853	1,392

Qualified Pension Plans—Assumptions Used for Pension Benefits Accounting

Benefit Obligations	2008	2007	2006
	(percentages)
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00

Determined Expense	2008	2007	2006
Discount rate	6.00	5.75	5.50–6.00
Salary increase	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

The discount rate used to determine the pension obligation is based on AA bond yields. The yield is selected based on bonds with cash flows that match the timing and amount of the expected benefit payments under the plan. For legacy Cinergy plans, the discount rate used in 2006 to determine expense reflects remeasurement as of April 1, 2006 due to the merger between Duke Energy and Cinergy.

Qualified Pension Plan Assets

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation	2008	2007
U.S. equity securities	34%	31%	46%
Non-U.S. equity securities	30	27	18
Debt securities	32	36	32
Real estate and cash	4	6	4

Total	100%	100%	100%

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The long-term rate of return of 8.5% as of December 31, 2008 for the Duke Energy U.S. assets was developed using a weighted-average calculation of expected returns based primarily on future expected returns across classes considering the use of active asset managers. The weighted-average returns expected by asset classes were 3.0% for U.S. equities, 2.7% for Non-U.S. equities, 2.5% for fixed income securities, and 0.3% for real estate.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs: Non-Qualified Pension Plans

	For the Years Ended December 31,
	2008	2007	2006(a)
	(in millions)
Service cost	$2	$2	$2
Interest cost on projected benefit obligation	10	10	7
Amortization of prior service cost	3	2	1
Amortization of actuarial losses	1	—	—

Net periodic pension costs	$16	$14	$10

(a)	These amounts exclude pre-tax non-qualified pension cost of approximately $7 million for the year ended December 31, 2006 primarily related to the Westcoast plans transferred to Spectra Energy, which is included in Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Nonqualified Pension Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income

For the year ended December 31, 2008
(in millions)
Accumulated other comprehensive (income)/loss
Deferred income tax asset	$3
Prior service cost arising during 2008	1
Actuarial gains arising during 2008	(4)
Amortization of prior year actuarial losses	(1)
Amortization of prior year prior service cost	(3)

Net amount recognized in accumulated other comprehensive income	$(4)

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2008	2007
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$172	$199
Adoption of SFAS No. 158 measurement date provisions	—	(1)
Spin-off of the natural gas businesses	—	(18)
Service cost	2	2
Interest cost	10	10
Actuarial gains	(4)	(2)
Plan amendments	—	1
Benefits paid	(14)	(19)

Obligation at measurement date	$166	$172

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

	As of and for the Years Ended December 31,
	2008	2007
	(in millions)
Change in Fair Value of Plan Assets
Benefits paid	$(14)	$(19)
Employer contributions	14	19

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was $154 million at December 31, 2008 and $160 million at December 30, 2007.

Non-Qualified Pension Plans—Amounts Recognized in the Consolidated Balance Sheets

Consist of:

	As of December 31,
	2008	2007
	(in millions)
Accrued pension liability(a)	$(166)	$(172)

Net amount recognized	$(166)	$(172)

(a)	Includes approximately $20 million and $15 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively.

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in AOCI on the Consolidated Balance Sheets at December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(in millions)
Accumulated other comprehensive income (loss)
Deferred income tax asset	$(3)	$(6)
Prior service cost	15	16
Net actuarial gain	(6)	—

Net amount recognized- Accumulated other comprehensive income	$6	$10

Of the amounts above, approximately $2 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2009.

Additional Information:

Non-Qualified Pension Plans—Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2008	2007
Projected benefit obligation	$166	$172
Accumulated benefit obligation	154	160
Fair value of plan assets	—	—

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Non-Qualified Pension Plans—Assumptions Used for Pension Benefits Accounting

Benefit Obligations	2008	2007	2006
	(percentages)
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00

Determined Expense	2008	2007	2006
Discount rate	6.00	5.75	5.50-6.00
Salary increase	5.00	5.00	5.00

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

Other Post-Retirement Benefit Plans

Duke Energy and most of its subsidiaries provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

During the year ended December 31, 2007, Duke Energy contributed approximately $62 million to its other post-retirement benefit plans. Duke Energy did not make any contributions to its other post-retirement benefit plans in 2008 or 2006.

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

Components of Net Periodic Other Post-Retirement Benefit Costs

	For the Years Ended December 31,
	2008(a)	2007(a)	2006(a)(b)
	(in millions)
Service cost	$7	$11	$9
Interest cost on accumulated post-retirement benefit obligation	44	57	50
Expected return on plan assets	(16)	(9)	(13)
Amortization of prior service (credit) cost	(8)	2	2
Amortization of net transition liability	11	10	12
Amortization of actuarial (gain) loss	(2)	6	7
Special termination benefit cost	—	8	—
Prior period accounting true-up adjustment(c)	(55)	—	—

Net periodic other post-retirement benefit costs	$(19)	$85	$67

(a)	These amounts exclude approximately $9 million, $10 million and $5 million for the years ended December 31, 2008, 2007 and 2006, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude pre-tax qualified pension cost of approximately $21 million for the year ended December 31, 2006 primarily related to the Westcoast plans transferred to Spectra Energy, which is included in Income (Loss) From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.
(c)	Represents the correction of errors, primarily in periods prior to 2008, related to the accounting for Duke Energy’s other post-retirement benefit plans that would have reduced amounts recorded as other post-retirement benefit expense during those historical periods. Of this amount, approximately $15 million was capitalized as a component of property, plant and equipment.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Post-Retirement Benefit Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

For the year ended December 31, 2008
(in millions)
Regulatory assets, net decrease	$(25)
Accumulated other comprehensive (income)/loss
Deferred income tax liability	14
Actuarial gains arising during 2008	(57)
Prior service cost arising during 2008	(5)
Prior period retiree medical accounting true-up adjustment	23
Amortization of prior year prior service credit	2
Amortization of prior year actuarial gains	1
Amortization of prior year net transition liability	(1)

Net amount recognized in accumulated other comprehensive (income)/loss	$(23)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2008	2007
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$905	$1,264
Adoption of SFAS No. 158 measurement date provisions	—	43
Spin-off of the natural gas businesses	—	(279)
Service cost	7	11
Interest cost	44	57
Plan participants’ contributions	22	32
Actuarial gain	(170)	(92)
Plan amendments	(10)	(59)
Benefits paid	(65)	(88)
Accrued retiree drug subsidy	5	8
Special termination benefit cost	—	8

Accumulated post-retirement benefit obligation at measurement date	$738	$905

	As of and for the Years Ended December 31,
	2008	2007
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$224	$237
Adoption of SFAS No. 158 measurement date provisions	—	8
Spin-off of the natural gas businesses	—	(89)
Actual return on plan assets	(49)	10
Benefits paid	(65)	(88)
Employer contributions	37	114
Plan participants’ contributions	22	32

Plan assets at measurement date	$169	$224

For measurement purposes, plan assets were valued as of December 31 for Duke Energy’s U.S. plan.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Post-Retirement Benefit Plans- Amounts Recognized in the Consolidated Balance Sheets Consist of:

	As of December 31,
	2008	2007
	(in millions)
Accrued other post-retirement liability(a)	$(569)	$(681)

Net amount recognized	$(569)	$(681)

(a)	Includes approximately $2 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of both December 31, 2008 and 2007, respectively.

The following table provides the amounts related to Duke Energy’s other post-retirement benefit plans that are reflected in Other Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets at December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(in millions)
Regulatory assets	$7	$32
Accumulated other comprehensive (income)/loss:
Deferred income tax liability (asset)	4	(10)
Net transition obligation	6	7
Prior service credit	(16)	(13)
Net actuarial (gain) loss	(1)	32

Net amount recognized—Accumulated other comprehensive (income)/loss	$(7)	$16

Of the amounts above, approximately $10 million of unrecognized net transition obligation, approximately $4 million of unrecognized gains and approximately $8 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2009.

In May 2004, the FASB staff issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2). The Modernization Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. FSP FAS 106-2 provides guidance on the accounting for the subsidy. Duke Energy adopted FSP FAS 106-2 and retroactively applied this FSP as of the date of issuance. The after-tax effect on net periodic post-retirement benefit cost was a decrease of $3 million in 2008, $3 million in 2007 and $8 million in 2006. Duke Energy has recognized an approximate $8 million subsidy receivable as of December 31, 2008, which is included in Receivables on the Consolidated Balance Sheets.

Assumptions Used for Other Post-Retirement Benefits Accounting

Determined Benefit Obligations	2008	2007	2006
	(percentages)
Discount rate	6.50	6.00	5.75

Determined Expense	2008	2007	2006
Discount rate	6.00	5.75	5.50-6.00
Expected long-term rate of return on plan assets	5.53-8.50	5.53-8.50	5.53-8.50
Assumed tax rate(a)	35.0	35.0	35.0

(a)	Applicable to the health care portion of funded post-retirement benefits.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Post-Retirement Plan Assets

Asset Category (held in the Master Trust)	Target Allocation	Percentage of Plan Assets at December 31
		2008	2007
U.S. equity securities	34%	31%	46%
Non-U.S. equity securities	30	27	18
Debt securities	32	36	32
Real estate and cash	4	6	4

Total	100%	100%	100%

Assets for both the pension and other post-retirement benefits are maintained in a Master Trust. The investment objective of the trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation targets were set after considering the investment objective and the risk profile with respect to the trust. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The long-term rate of return of 8.5% as of December 31, 2008 for the Duke Energy U.S. assets was developed using a weighted-average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted-average returns expected by asset classes were 3.0% for U.S. equities, 2.7% for Non-U.S. equities, 2.5% for fixed income securities, and 0.3% for real estate.

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

Assumed Health Care Cost Trend Rates(a)

	Medicare Trend Rate		Prescription Drug Trend Rate
	2008	2007	2008	2007
Health care cost trend rate assumed for next year	8.50%	8.00%	11.00%	12.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013	2022	2022
(a)	Health care cost trend rates include prescription drug trend rate due to the effect of the Modernization Act.

Sensitivity to Changes in Assumed Health Care Cost Trend Rates (in millions)

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest costs	$3	$(2)
Effect on post-retirement benefit obligation	41	(37)

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

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total
	(in millions)
Years Ended December 31,
2009	$349	$20	$61	$430
2010	364	15	64	443
2011	379	15	66	460
2012	388	15	67	470
2013	381	14	69	464
2014 – 2018	1,931	62	359	2,352
(a)	Duke Energy expects to receive future subsidies under Medicare Part D of approximately $4 million in each of the years 2009 – 2010, approximately $5 million in each of the years 2011-2013 and a total of approximately $27 million during the years 2014-2018.

Employee Savings Plans

Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per pay period. Duke Energy expensed employer matching contributions of $78 million in 2008, $68 million in 2007 and $67 million in 2006. These amounts exclude pre-tax expenses of $8 million for the year ended 2006 related to Spectra Energy, which is included in Income (Loss) from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.

23. Variable Interest Entities

Power Sale Special Purpose Entities (SPEs). In accordance with FIN 46R, Duke Energy is the primary beneficiary of and consolidates two thinly-capitalized SPEs that have been created to finance and execute individual power sale agreements with Central Maine Power Company (CMP) for approximately 45 MW of capacity, ending in 2009, and 35 MW of capacity, ending in 2016. In addition, these SPEs have individual power purchase agreements with Cinergy Capital & Trading, Inc. (Capital & Trading), a wholly owned subsidiary of Duke Energy, to supply the power. Capital & Trading also provides various services, including certain credit support facilities. The following summarizes the structure of each entity:

CinCap IV. CinCap IV was created in July 1998 to facilitate the buyout of a power sales agreement that Stratton Energy Associates (Stratton) held with CMP. Approximately $159 million was paid to Stratton to buyout that contract. This capital was raised through two debt tranches (approximately 96.7% of CinCap IV capitalization) and equity (approximately 3.3% of CinCap IV capitalization). The equity was provided by 1998 CinPower Trust, which is in turned owned 90% by Barclays Bank (3% holder) and 10% by Cinergy Capital and Trading (CCT). The capitalization (along with certain miscellaneous fees) of CinCap IV is to be repaid through a monthly reservation payment from CMP. Contemporaneous with the buyout of the Stratton PPA, CinCap IV executed a power sales agreement with CMP (Replacement PPA) to deliver 45 MW of capacity and energy to CMP through August 2009. CinCap IV also executed a power purchase agreement with CCT (Supply PPA) that contains virtually identical terms, except for the aforementioned reservation payment and a $3 less per MWh energy charge. Cinergy guarantees the performance of CCT under this PPA (with market-based liquidated damages), but does not guarantee the payment by CinCap IV on its debt obligations.

CinCap V. CinCap V was created in February 1999 to facilitate the buyout of a power sales agreement that Alternative Energy (AEI) held with CMP. Approximately $96 million was paid to AEI to buyout that contract. This capital was raised through two debt tranches (approximately 96.7% of CinCap V capitalization) and equity (approximately 3.3% of CinCap IV capitalization). The equity was provided by two parties: (a) 90% by Franklin Life Insurance Company and (b) 10% by Cinergy Capital and Trading (CCT). The capitalization (along with certain miscellaneous fees) of CinCap V is to be repaid through a monthly reservation payment from CMP. Contemporaneous with the buyout of the AEI PPA, CinCap V executed a power sales agreement with CMP (Replacement PPA) to deliver 35 MW (only 25 in certain

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

months) of capacity and energy to CMP through December 2016. CinCap V also executed a power purchase agreement with CCT (Supply PPA) that contains virtually identical terms, except for the aforementioned reservation payment and a $0.50 less per MWh energy charge. Cinergy guarantees the performance of CCT under this PPA (with market-based liquidated damages), but does not guarantee the payment by CinCap IV on its debt obligations.

These two SPEs meet the definition of a variable interest entity (VIE) under FIN 46R and are subject to that guidance because the equity investment at risk in these SPEs is insufficient to permit the financing of their activities without additional subordinated financial support (i.e., debt financing). As a result of a quantitative analysis of the contractual, ownership, and other financial interests in the SPEs (i.e., variable interests), Duke Energy has been deemed the primary beneficiary of these entities as it absorbs a majority of the expected losses of these SPEs. In accordance with FIN 46R, Duke Energy consolidates these SPEs and, as such, the transactions between Capital & Trading and the two SPEs are eliminated in consolidation.

As a result of the consolidation of these two SPEs, approximately $117 million and $146 million of notes receivable is included on the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Of these amounts, $24 million and $29 million are included in Receivables on the Consolidated Balance Sheets and $93 million and $117 million are included in Notes Receivable on the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Approximately $108 million and $136 million of non-recourse debt is included on the Consolidated Balance Sheets, of which $19 million and $28 million is included in Current Maturities of Long-Term Debt on the Consolidated Balance Sheets and $89 million and $108 million is included in Long-Term Debt on the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. In addition, miscellaneous other assets and liabilities are included on Duke Energy’s Consolidated Balance Sheets at December 31, 2008 and 2007. The debt was incurred by the SPEs to finance the buyout of the existing power contracts that CMP held with the former suppliers. The notes receivable is comprised of two separate notes with one counterparty, whose credit rating is BBB+. The cash flows from the notes receivable are designed to repay the debt. The first note receivable, with a balance of $17 million and $40 million at December 31, 2008 and 2007, respectively, bears an effective interest rate of 7.81% and matures in August 2009. The second note receivable, with a balance of $100 million and $106 million at December 31, 2008 and 2007, respectively, bears an effective interest rate of 9.23% and matures in December 2016.

The following table reflects the maturities of the Notes Receivable as of December 31, 2008:

Notes Receivable Maturities

(in millions)
2009	$24
2010	8
2011	10
2012	11
2013	13
Thereafter	51

Total	$117

Subsidiary Trust Preferred Securities. In 2001, Cinergy issued approximately $316 million notional amount of 6.9% trust preferred securities, due February 2007. The trust preferred securities were issued through a trust whose common stock was 100% owned by Cinergy. The trust loaned the proceeds from the issuance of the securities to Cinergy in exchange for a note payable to the trust. Each trust preferred security unit received quarterly cash payments of 6.9% per annum of the notional amount, which represented a trust preferred security dividend. The trust’s ability to pay dividends on the trust preferred securities was solely dependent on its receipt of interest payments from Cinergy on the note payable. However, Cinergy had fully and unconditionally guaranteed the trust preferred securities. The trust preferred securities were not included in Duke Energy’s Balance Sheets. In February 2007, these trust preferred securities were redeemed on their scheduled maturity date and the note payable was settled.

Accounts Receivable Securitization.

Cinergy Receivables Company. During 2002, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky entered into an agreement to sell certain of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy remote, special purpose entity. Cinergy Receivables is a wholly-owned limited liability company of Cinergy and was formed in 2002 through a $5 million

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

equity contribution by Cinergy to purchase certain accounts receivable of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. The purpose of the formation of Cinergy Receivables was to improve liquidity at the lowest possible financing cost. As a result of the securitization, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140 and, accordingly, Duke Energy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $292 million and $299 million at December 31, 2008 and 2007, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007. In addition, Duke Energy’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the retained interests held by Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

In 2008, Cinergy Receivables and Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana amended the governing purchase and sale agreement to allow Cinergy Receivables to convey its bankrupt receivables to the applicable originator for consideration equal to the fair market value of such receivables as of the disposition date. The amount of bankrupt receivables sold is limited to 1% of aggregate sales of the originator during the most recently completed 12 month period. Cinergy Receivables and Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana completed a sale under this amendment in 2008.

As of December 2008, Cinergy has not provided Cinergy Receivables with any additional financial support. However, per the governing purchase and sale agreement, Cinergy Receivables is required to maintain a minimum net worth of $3 million. As described below, in December 2008, Cinergy Receivables recorded a $15 million increase in its provision for uncollectible accounts which reduced its net worth below the $3 million threshold. In 2009, Cinergy plans to infuse equity into Cinergy Receivables to remedy the net worth deficiency.

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

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2008 were an anticipated credit loss ratio of 0.6%, a discount rate of 5.3% and a receivable turnover rate of 11.4%. The key assumptions used in estimating the fair value for 2007 were an anticipated credit loss ratio of 0.6%, a discount rate of 7.7% and a receivable turnover rate of 11.7%. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. Duke Energy records income from Cinergy Receivables in a similar manner. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In December 2008, Cinergy Receivables recorded a $15 million increase in its provision for uncollectible accounts due primarily to the increasing amount of receivables greater than 90 days in arrears for Duke Energy Ohio and Duke Energy Kentucky. The greater amount of receivables in arrears is partially attributable to the economic downturn in 2008 having a negative impact on customers’ ability to pay their utility bills. Cinergy Receivables, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana will continue to monitor arrearages to determine whether an other-than-temporary impairment has occurred.

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the years ended December 31, 2008 and 2007:

	2008	2007
	(in millions)
Receivables sold as of December 31,	$748	$637
Less: Retained interests	292	299

Net receivables sold as of December 31,	$456	$338

Purchased beneficial interest	$—	$17
Sales
Receivables sold	$5,717	$5,309
Loss recognized on sale	60	72
Cash flows
Cash proceeds from receivables sold	$5,664	$5,148
Collection fees received	3	3
Return received on retained interests	37	42

Cash flows from the sale of receivables for the years ended December 31, 2008 and 2007 are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable for the years ended December 31, 2008 and 2007, respectively, are included in Operation, maintenance and other on the Consolidated Statements of Operations.

The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR rate plus a fixed rate of 2.39%.

24. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	For the years ended December 31,
	2008	2007	2006
	(in millions)
Income/(Expense)
Interest income	$130	$192	$158
Foreign exchange (losses) gains(a)	(20)	14	9
AFUDC equity and deferred returns(b)	137	54	32
Impairments of available-for-sale securities(c)	(13)	—	—
Other	(2)	11	52

Total	$232	$271	$251

(a)	Losses for the year ended December 31, 2008 primarily relate to International Energy’s remeasurement of certain cash and debt balances into the functional currency.
(b)	The increase in 2008 is primarily related to increased capital spending primarily within the U.S. Franchised Electric and Gas segment. See Note 4 for further information.
(c)	See Note 10 for additional information.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

25. Subsequent Events

For information on subsequent events related to acquisitions and dispositions of businesses and sales of other assets, regulatory matters, debt and credit facilities, commitments and contingencies and employee benefit plans, see Notes 3, 4, 16, 18 and 22, respectively.

26. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per share data)
2008
Operating revenues	$3,337	$3,229	$3,508	$3,133	$13,207
Operating income	751	683	577	500	2,511
Income before extraordinary item	465	351	215	264	1,295
Net income	465	351	215	331	1,362
Earnings per share (before extraordinary item):
Basic(a)	$0.37	$0.28	$0.17	$0.21	$1.03
Diluted(a)	$0.37	$0.28	$0.17	$0.21	$1.02
Earnings per share:
Basic(a)	$0.37	$0.28	$0.17	$0.26	$1.08
Diluted(a)	$0.37	$0.28	$0.17	$0.26	$1.07
2007
Operating revenues	$3,035	$2,966	$3,688	$3,031	$12,720
Operating income	588	491	930	484	2,493
Net income	357	293	607	243	1,500
Earnings per share:
Basic(a)	$0.28	$0.23	$0.48	$0.19	$1.19
Diluted(a)	$0.28	$0.23	$0.48	$0.19	$1.18

(a)	Quarterly EPS amounts are meant to be stand-alone calculations and are not always additive to full-year amount due to rounding.

During the first quarter of 2008, Duke Energy recorded the following unusual or infrequently occurring item: Duke Energy’s proportionate share of impairment charges recorded by Crescent, which amounted to a pre-tax charge of approximately $11 million (see Note 12).

During the second quarter of 2008, Duke Energy recorded the following unusual or infrequently occurring items: Duke Energy’s proportionate share of impairment charges recorded by Crescent, which amounted to a pre-tax charge of approximately $113 million (see Note 12); an approximate $23 million pre-tax gain related to the sale of Brownsville (see Note 14); and an approximate $4 million charge related to other-than-temporary impairment of investments in auction rate securities (see Note 13).

During the third quarter of 2008, Duke Energy recorded the following unusual or infrequently occurring items: Duke Energy’s proportionate share of impairment charges recorded by Crescent, which amounted to a pre-tax charge of approximately $114 million (see Note 12); and an approximate $82 million pre-tax impairment charge related to emission allowances (see Note 13).

During the fourth quarter of 2008, Duke Energy recorded the following unusual or infrequently occurring items: an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to the reapplication of SFAS No. 71 to certain operations of Commercial Power (see Note 1).

During the first quarter of 2007, Duke Energy recorded the following unusual or infrequently occurring items: an approximate $21 million pre-tax charge related to convertible debt (see Note 16) and a $22 million reduction in income tax expense due to a reduction in the unitary tax rate.

During the second quarter of 2007, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $12 million pre-tax charge related to a voluntary severance program (see Note 13).

During the third quarter of 2007, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $20 million pre-tax benefit associated with contract settlement negotiations (see Note 18).

During the fourth quarter of 2007, Duke Energy recorded the following unusual or infrequently occurring item: Duke Energy’s proportionate share of impairment charges recorded by Crescent, which amounted to a pre-tax charge of approximately $32 million (see Note 12), income tax expense of approximately $31 million related to an additional phase-out of the tax credits associated with the synfuel operations (see Notes 14 and 18), an approximate $25 million pre-tax gain related to reserves for contract settlement negotiations (see Note 18) and an approximate $21 million pre-tax charge related to the settlement of an outstanding litigation matter (see Note 18).

DUKE ENERGY CORPORATION

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues	$—	$15	$—
Operating Expenses	(4)	(1)	79
Operating Income	4	16	(79)
Equity in earnings of subsidiaries	1,275	1,421	1,099
Other Income and Expenses, net	(8)	52	15
Interest Expense	42	23	1
Income Before Income Taxes	1,229	1,466	1,034
Income Tax Benefit	(50)	(56)	(46)
Income From Continuing Operations	1,279	1,522	1,080
Income (Loss) From Discontinued Operations, net of tax	16	(22)	783
Income Before Extraordinary Items	1,295	1,500	1,863
Extraordinary Items, net of tax	67	—	—
Net Income	$1,362	$1,500	$1,863

Common Stock Data
Weighted-average shares outstanding
Basic	1,265	1,260	1,170
Diluted	1,268	1,266	1,188
Earnings per share (from continuing operations)
Basic	$1.01	$1.21	$0.92
Diluted	$1.01	$1.20	$0.91
Earnings (loss) per share (from discontinued operations)
Basic	$0.02	$(0.02)	$0.67
Diluted	$0.01	$(0.02)	$0.66
Earnings per share (before extraordinary items)
Basic	$1.03	$1.19	$1.59
Diluted	$1.02	$1.18	$1.57
Earnings per share (from extraordinary items)
Basic	$0.05	$—	$—
Diluted	$0.05	$—	$—
Earnings per share
Basic	$1.08	$1.19	$1.59
Diluted	$1.07	$1.18	$1.57
Dividends per share	$0.90	$0.86	$1.26

See Notes to Condensed Parent Company Financial Statements

DUKE ENERGY CORPORATION

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(In millions, except per-share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$5	$25
Short-term investments	5	437
Receivables	894	679
Other	175	64
Total current assets	1,079	1,205
Investments and Other Assets
Notes receivable	450	—
Investment in consolidated subsidiaries	21,814	20,658
Other	1,106	712
Total investments and other assets	23,370	21,370
Total Assets	$24,449	$22,575

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$102	$20
Notes payable and commercial paper	264	578
Taxes accrued	27	132
Other	92	36
Total current liabilities	485	766
Long-term debt	1,224	—
Other Long-Term Liabilities
Deferred income taxes	35	62
Other	1,717	548
Total other long-term liabilities	1,752	610
Commitments and Contingencies
Common Stockholders' Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,272 million and 1,262 million shares outstanding at December 31, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	20,106	19,933
Retained earnings	1,607	1,398
Accumulated other comprehensive loss	(726)	(133)
Total common stockholders' equity	20,988	21,199
Total Liabilities and Common Stockholders' Equity	$24,449	$22,575

See Notes to Condensed Parent Company Financial Statements

DUKE ENERGY CORPORATION

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,362	$1,500	$1,863
Adjustments to reconcile net income to net cash provided by operating activities	(748)	(1,164)	(869)
Net cash provided by operating activities	614	336	994
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,117)	(14,881)	(6,948)
Proceeds from sales and maturities of available-for-sale securities	1,367	15,740	5,651
Distributions from wholly-owned subsidiaries	—	—	2,361
Investment in wholly-owned subsidiary	—	(204)	(200)
Notes receivable from affiliates, net	(765)	(548)	—
Other	(19)	(7)	25
Net cash (used in) provided by investing activities	(534)	100	889
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	771	—	—
Issuance of common stock related to employee benefit plans	133	50	127
Notes payable and commercial paper	112	561	—
Dividends paid	(1,143)	(1,089)	(1,488)
Repurchase of common shares	—	—	(500)
Other	27	21	24
Net cash used in financing activities	(100)	(457)	(1,837)
Net (decrease) increase in cash and cash equivalents	(20)	(21)	46
Cash and cash equivalents at beginning of period	25	46	—
Cash and cash equivalents at end of period	$5	$25	$46

Supplemental Disclosures
Significant non-cash transactions:
Forgiveness of advances payable to wholly-owned subsidiary	$—	$—	$602
Forgiveness of advances receivable from wholly-owned subsidiary	$—	$—	$496

See Notes to Condensed Parent Company Financial Statements

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

1. Basis of Presentation

Duke Energy Corporation (Duke Energy) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in the merger conditions issued by various state commissions in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006, there are restrictions on Duke Energy’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.” Accordingly, these condensed financial statements have been prepared on a parent-only basis. Under this parent-only presentation, Duke Energy’s investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Duke Energy’s audited Consolidated Financial Statements contained within Part II, Item 8 of this Form 10-K for the year ended December 31, 2008.

Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. The taxable income of Duke Energy’s wholly-owned operating subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. Duke Energy has a tax sharing agreement with its wholly-owned operating subsidiaries, where the separate return method is used to allocate tax expenses and benefits to the wholly-owned operating subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy’s wholly-owned operating subsidiaries would incur if each were a separate company filing its own tax return as a C-Corporation.

2. Debt

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2008	2007
			(in millions)
Unsecured debt	4.6%	2012 – 2018	$774	$—
Commercial paper(a)	4.7%		714	578

Total debt			1,488	578
Short-term notes payable and commercial paper			(264)	(578)

Total long-term debt			$1,224	$—

(a)	Includes $450 million as of December 31, 2008 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 10 days as of December 31, 2008.

In June 2008, Duke Energy issued $500 million principal amount of senior notes, of which $250 million carries a fixed interest rate of 5.65% and matures June 15, 2013 and $250 million carries a fixed interest rate of 6.25% and matures June 15, 2018. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s non-regulated businesses in the U.S. and for general corporate purposes.

In September 2008, Duke Energy borrowed approximately $274 million under its master credit facility and that amount remained outstanding as of December 31, 2008. For additional information on Duke Energy’s master credit facility, see Note 16 to the Consolidated Financial Statements, “Debt and Credit Facilities.” The loans under the master credit facility are revolving credit loans that currently bear interest at one-month LIBOR plus an applicable spread. The loan for Duke Energy has a stated maturity of June 2012.

In January 2009, Duke Energy issued $750 million principal amount of senior notes which carries a fixed interest rate of 6.30% and matures February 2014. Proceeds from the issuance were used to redeem commercial paper and for general corporate purposes.

At December 31, 2008, Duke Energy has guaranteed approximately $2.6 billion of debt issued by Duke Energy Carolinas, LLC, one of Duke Energy’s wholly-owned operating subsidiaries.

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Annual Maturities as of December 31, 2008

(in millions)
2009	$—
2010	—
2011	—
2012	274
2013	250
Thereafter	700

Total long-term debt, including current maturities(a)	$1,224

(a)	Excludes short-term notes payable and commercial paper of $264 million.

3. Commitments and Contingencies

Duke Energy and its subsidiaries are a party to litigation, environmental and other matters. For further information, see Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Duke Energy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy enters into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2008 was approximately $4.2 billion. Of this amount, approximately $4 billion relates to guarantees of wholly-owned consolidated entities, including debt issued by Duke Energy Carolinas discussed above, and less than wholly-owned consolidated entities. The majority of these guarantees expire at various times between 2008 and 2033, with the remaining performance guarantees having no contractual expiration. See Note 19 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further discussion of guarantees issued on behalf of unconsolidated affiliates and third parties.

4. Related Party Transactions

Balances due to or due from related parties included in the Balance Sheets as of December 31, 2008 and 2007 are as follows:

	December 31,
Assets (Liabilities)	2008	2007
	(in millions)
Current assets due from affiliated companies(a)(b)	$8	$123
Current liabilities due to affiliated companies(c)	$(100)	$(2)
Non-current liabilities due to affiliated companies(d)	$(766)	$—

(a)	Balance excludes assets or liabilities associated with money pool arrangements, which are discussed below.
(b)	The balances at December 31, 2008 and 2007 are classified as Receivables on the Balance Sheets.
(c)	The balances at December 31, 2008 and 2007 are classified as Accounts Payable on the Balance Sheets.
(d)	The balance at December 31, 2008 is classified as Other Long-Term Liabilities on the Balance Sheets.

During 2007, Duke Energy began providing support to certain subsidiaries for their short-term borrowing needs through participation in a money pool arrangement. Under this arrangement, certain subsidiaries with short-term funds may provide short-term loans to affiliates participating under this arrangement. Additionally, Duke Energy provides loans to subsidiaries through the money pool, but is not permitted to borrow funds through the money pool arrangement. Duke Energy had receivables of approximately $863 million and $548 million as of December 31, 2008 and 2007, respectively, classified within Receivables in the accompanying Balance Sheets. Additionally, Duke Energy had money pool-related receivables of $450 million classified as Notes Receivable within Investments and Other Assets on the Balance Sheets as of December 31, 2008. The $765 million increase in money pool receivables during 2008 and the $548 million increase during 2007 are reflected as Notes Receivable from Affiliates, net within Net Cash Used in Investing Activities on the Condensed Statements of Cash Flows. In conjunction with the money pool arrangement, Duke Energy recorded interest income of $23 million in 2008 and $16 million in 2007, which is included in Other Income and Expenses, net on the Statements of Operations. Duke Energy did not record any money pool interest income during 2006.

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Duke Energy also provides funding to and sweeps cash from subsidiaries that do not participate in the money pool. For these subsidiaries, the cash is used in or generated from their operations, capital expenditures, debt payments and other activities. Amounts funded or received are carried as open accounts as either Investments and Advances to Consolidated Subsidiaries or as Other Non-Current Liabilities and do not bear interest. These amounts are included within Net Cash Provided by Operating Activities on the Condensed Statements of Cash Flows.

Additionally, Duke Energy recorded $1 million of interest expense in 2007 associated with credit support provided to a subsidiary, which is included in Interest Expense on the Statement of Operations.

During 2007, Duke Energy contributed $204 million of capital to its wholly owned subsidiary, Cinergy Corp and in 2006 contributed $200 million to its wholly-owned subsidiary, Duke Energy Carolinas, LLC. Additionally, Duke Energy received $200 million in 2008 and $135 million of dividends from Cinergy Corp in 2007, which is reflected within Net Cash Provided by Operating Activities on the Condensed Statements of Cash Flows. During 2006, Spectra Energy Capital, LLC distributed $2,361 million to Duke Energy, which was primarily obtained from the proceeds received on Spectra Energy Capital, LLC’s sale of 50% of Crescent Resources.

PART IV

DUKE ENERGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions(c):		Deductions(a)(c)	Balance at End of Period(c)
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2008:
Injuries and damages	$1,086	$—	$—	$51	$1,035
Allowance for doubtful accounts	67	34	—	59	42
Other(b)	623	137	36	241	555

	$1,776	$171	$36	$351	$1,632

December 31, 2007:
Injuries and damages	$1,184	$5	$16	$119	$1,086
Allowance for doubtful accounts	94	37	7	71	67
Other(b)	1,105	98	109	689	623

	$2,383	$140	$132	$879	$1,776

December 31, 2006:
Injuries and damages	$1,216	$7	$10	$49	$1,184
Allowance for doubtful accounts	127	38	21	92	94
Other(b)	896	468	268	527	1,105

	$2,239	$513	$299	$668	$2,383

(a)	Principally cash payments and reserve reversals. For 2007, this also includes the effects of amounts included in the spin-off of Spectra Energy on January 2, 2007 and the impacts of adoption of FIN 48.
(b)	Principally nuclear property insurance reserves at Duke Energy Carolinas, insurance reserves at Bison and other reserves, included in Other Current Liabilities or Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Amounts for the year ended December 31, 2006 and thereafter include balances and activity related to Duke Energy’s merger with Cinergy in April 2006.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Duke Energy’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of Duke Energy’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference to “Executive Officers of Duke Energy” is included in “Item 1. Business” of this report. Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2009 annual meeting of shareholders.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2009 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2009 annual meeting of shareholders.

This table shows information about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy’s equity compensation plans, along with the weighted-average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,770,122	(2)	$18.49	53,899,040	(3)
Equity compensation plans not approved by security holders	1,877,646	(4)	16.60	None

Total	15,647,768		$18.26	53,899,040

(1)	Duke Energy has not granted any warrants or rights under any equity compensation plans. Amounts do not include 4,141,968 outstanding options with a weighted average exercise price of $13.82 assumed in connection with various mergers and acquisitions.
(2)	Does not include 7,298,070 shares of Duke Energy Common Stock to be issued upon vesting of phantom stock and performance share awards outstanding as of December 31, 2008.
(3)	Includes 8,899,040 shares remaining available for issuance for awards of restricted stock, performance shares or phantom stock under the Duke Energy Corporation 2006 Long-Term Incentive Plan.
(4)	Does not include 127,645 shares of Duke Energy Common Stock to be issued upon vesting of phantom stock and performance share awards outstanding as of December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2009 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2009 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Corporation:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income for the Years ended December 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements

Quarterly Financial Data, as revised (unaudited, included in Note 26 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule I—Condensed Parent Company Financial Information for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

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

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule II of DCP Midstream, LLC—Consolidated Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2006 and 2005

(b) Exhibits—See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009

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

Dudley S. Taft*

Director

Date: February 27, 2009

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

March 7, 2008

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

ConocoPhillips

Long-term NGLs Purchases Contract and Transactions — We sell a portion of our residue gas and NGLs to ConocoPhillips and CP Chem, a 50% equity investment of ConocoPhillips (see Note 1). In addition, we purchase raw natural gas from ConocoPhillips. Under the NGL Output Purchase and Sale Agreement, or the CP Chem NGL Agreement, between us and CP Chem, CP Chem has the right to purchase at index-based prices substantially all NGLs produced by our various processing plants located in the Mid-Continent and Permian Basin regions, and the Austin Chalk area, which include approximately 40% of our total NGL production. The CP Chem NGL Agreement also grants CP Chem the right to purchase at index-based prices certain quantities of NGLs produced at processing plants that are acquired and/or constructed by us in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. The primary term of the agreement is effective until January 1, 2015. We anticipate continuing to purchase and sell these commodities and provide these services to ConocoPhillips and CP Chem in the ordinary course of business.

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

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

5. Inventories

Inventories by category were as follows as of December 31:

	2006	2005
	(millions)
Natural gas held for resale	$34	$43
NGLs	53	67

Total inventories	$87	$110

6. Property, Plant and Equipment

Property, plant and equipment by classification was as follows as of December 31:

	Depreciable Life	2006	2005
		(millions)
Gathering	15 - 30 years	$2,641	$2,503
Processing	25 - 30 years	1,904	1,840
Transportation	25 - 30 years	1,217	1,223
Underground storage	20 - 50 years	119	103
General plant	3 - 5 years	146	138
Construction work in progress		203	108

		6,230	5,915
Accumulated depreciation		(2,361)	(2,079)

Property, plant and equipment, net		$3,869	$3,836

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

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Duke Energy Corporation, Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 2-1).

2.2	Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10-7).

2.3	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 2.1).

3.1	Amended and restated Certificate of Incorporation (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 3-1).

3.2	Amended and Restated By-Laws of registrant (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, March 3, 2008, as Exhibit 3.1).

10.1	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2).

PART IV

Exhibit Number
10.1.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC ((filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2.1).

10.2***	Master Transaction Agreement by and among Duke Energy Marketing America, LLC, Duke Energy North America, LLC, Duke Energy Trading and Marketing, L.L.C., Duke Energy Marketing Limited Partnership, Engage Energy Canada, L.P. and Barclay Bank PLC, dated as of November 17, 2005 (filed with the Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2005, File No. 1-4928, as Exhibit 10.8).

10.3**	Directors’ Charitable Giving Program (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).

10.3.1**	Amendment to Directors’ Charitable Giving Program dated June 18, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.1).

10.3.2**	Amendment to Directors’ Charitable Giving Program dated July 28, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.2).

10.3.3**	Amendment to Directors’ Charitable Giving Program dated February 18, 1998 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.3).

PART IV

Exhibit Number
10.4**	Duke Energy Corporation 1998 Long-Term Incentive Plan, as amended (filed as Exhibit 1 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).

10.5**	Duke Energy Corporation Executive Short-Term Incentive Plan (filed as Exhibit 2 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).

10.6**	Duke Energy Corporation Executive Savings Plan, as amended and restated (filed with Form 10-K of Duke Energy Corporation, dated October 31, 2007, File No. 1-4928, as Exhibit 10.1).

10.7**	Duke Energy Corporation Executive Cash Balance Plan (filed with Form 10-K of TEPPCO Partners, LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10-8).

10.7.1**	Amendment No. 1 to the Duke Energy Corporation Executive Cash Balance Plan, dated August 26, 1999 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-7.1).

10.7.2**

Amendment No. 2 to the Duke Energy Corporation Executive Cash Balance Plan, dated March 6, 2000 (filed with

Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-7.2).

10.7.3**	Amendment No. 3 to the Duke Energy Corporation Executive Cash Balance Plan, dated December 21, 2000 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-7.3).

10.7.4**	Amendment No. 4 to the Duke Energy Corporation Executive Cash Balance Plan, dated October 27, 2004, effective December 31, 2004 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-7.4).

10.7.5**	Amendment to the Duke Energy Corporation Executive Cash Balance Plan, effective December 1, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.18.5).

10.7.6**	Amendment to the Duke Energy Corporation Executive Cash Balance Plan I & II, effective December 31, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.18.6).

10.8**	Form of Key Employee Severance Agreement and Release between Duke Energy Corporation and certain key executives (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 1999, File No. 1-4928, as Exhibit 10-BB).

10.8.1**	First Amendment to Key Employee Severance Agreement and General Release between Duke Energy Corporation and Richard J. Osborne, dated August 21, 2004 (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended October 31, 2004, File No. 1-4928, as Exhibit 10-2).

10.9**	Form of Change in Control Agreement between Duke Energy Corporation and certain key executives dated as of July 1, 2005 (filed with Form 8-K of Duke Energy Carolinas, LLC dated August 24, 2005, File No. 1-4928, as Exhibit 10-1).

10.10**	Employment Agreement dated November 2003 between Paul M. Anderson and Duke Energy Corporation (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-18).

10.10.1**	First Amendment to Employment Agreement dated March 9, 2004 between Paul M. Anderson and Duke Energy Corporation (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-18.1).

10.10.2**	Second Amendment to Employment Agreement, dated as of April 4, 2006, by and among Paul M. Anderson, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation) and Duke Energy Corporation (subsequently renamed Duke Energy Carolinas, LLC) (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.5).

10.11**	Non-Qualified Option Agreement dated as of November 17, 2003 pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan, by and between Duke Energy Corporation and Paul M. Anderson (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-18.4).

PART IV

Exhibit Number
10.12**	Supplemental Compensation Agreement dated June 17, 1997 between Duke Power Company and Dr. Ruth G. Shaw (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-19).

10.12.1**	Severance and Retention Agreement between Duke Energy Corporation and Ruth Shaw, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.7).

10.12.2**	Severance and Consulting Agreement between Duke Energy Corporation and Ruth Shaw, dated October 24, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, October 27, 2006, as Exhibit 10.2).

10.13**	Form of Phantom Stock Award Agreement dated February 28, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and each of Fred J. Fowler, David L. Hauser, Jimmy W. Mogg and Ruth G. Shaw (filed with the Form 8-K of Duke Energy Carolinas, LLC, File No. 1-4928, February 28, 2005, as Exhibit 10-2).

10.14**	Form of Phantom Stock Award Agreement dated as of May 11, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and Jimmy W. Mogg. (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-6).

10.15**	Form of Phantom Stock Award Agreement dated as of May 12, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and nonemployee directors (filed in Form 8-K of Duke Energy Carolinas, LLC, May 17, 2005, File No. 1-4928, as Exhibit 10-1).

10.16**	Agreement between Duke Energy Corporation and Jimmy W. Mogg relating to certain retirement benefits, consisting of letter agreements dated May 25, 1995, August 4, 2001 and March 29, 2004 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-23).

10.17	Form of Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.1).

10.18	Form of Performance Share Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.2).

10.19**	Employment Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.1).

10.19.1**	Performance Award Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.2).

10.19.2**	Phantom Stock Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.3).

10.19.3**	Stock Option Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.4).

10.20**	Retention Award Agreement between Duke Energy Corporation and David L. Hauser, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.6).

10.21**	Summary of Director Compensation (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.13).

10.22**	Form Phantom Stock Award Agreement and Election to Defer (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, May 16, 2006, as Exhibit 10.1).

10.23	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.15).

PART IV

Exhibit Number
10.24	Agreement with Dynegy Inc. and Rockingham Power, L.L.C. to acquire an approximately 825 megawatt power plant located in Rockingham County, N.C. for approximately $195 million (filed with Form 8-K of Duke Energy Corporation,
File No. 1-32853, May 25, 2006, as Exhibit 10.1).

10.25	Purchase and Sale Agreement by and among Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, June 30, 2006, as Exhibit 10.1).

10.26**	Form of Amendment to Performance Award Agreement and Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.1).

10.27**	Form of Amendment to Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.2).

10.28	Formation and Sale Agreement by and among Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2006, File No. 1-32853, as Exhibit 10.3).

10.29	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Energy Carolinas, LLC (formerly Duke Energy Corporation) and the Trustee (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.1).

10.30**	Duke Energy Corporation 2006 Long-Term Incentive Plan (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, October 27, 2006, as Exhibit 10.1).

10.31	Tax Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.1).

10.32	Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.2).

10.32.1	Amendment No. 1 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.4).

PART IV

Exhibit Number
10.32.2	Amendment No. 2 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.5).

10.32.3	Amendment No. 3 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2007, File No. 1-32853, as Exhibit 10.3).

10.32.4	Amendment No. 4 to the Transition Services Agreement, dated as of June 30, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.1).

10.33	Employee Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.3).

10.33.1	First Amendment to Employee Matters Agreement, dated as of September 28, 2007 (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.3).

10.34**	Agreement between Duke Energy Corporation and Fred J. Fowler, dated December 19, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 22, 2006, as Exhibit 10.1).

10.35**	Duke Energy Corporation Directors’ Savings Plan I & II, as amended and restated (filed with Form 8-K of Duke Energy Corporation, dated October 31, 2007, File No. 1-4298, as Exhibit 10.2).

10.36**	Amendment to the Cinergy Corp. Excess Pension Plan, effective January 1, 2007 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.64).

10.37**	Amendment to the Cinergy Corp. 401(k) Excess Plan, effective December 18, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.65).

10.38**	Amendment to the Cinergy Corp. Excess Profit Sharing Plan, effective December 19, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.66).

10.39**	Amendment to the Cinergy Corp. 401(k) Excess Plan, effective December 19, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.67).

10.40**	Amendment to the Cinergy Corp. Directors’ Deferred Compensation Plan, effective December 19, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2006, File No. 1-32853, as Exhibit 10.68).

10.41**	Form of Phantom Stock Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.01).

10.42**	Form of Performance Share Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.02).

10.43	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as item 2.1).

10.43.1	Amendment No. 1 to the Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.3).

10.44**	Amendment to the Duke Energy Corporation 1998 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.6).

10.45**	Amendment to the Duke Energy Corporation 2006 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.7).

PART IV

Exhibit Number
10.46	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Corporation, July 5, 2007, File No. 1-32853, as Exhibit 10.1; the agreement was executed June 28).

10.47**	Summary of Director Compensation Program (filed in Form 8-K of Duke Energy Corporation, May 15, 2007, File No. 1-32853, as Exhibit 10.1).

10.48	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.2).

10.49**	Employment Agreement, dated September 24, 2002, by and between Cinergy Corp. and James L. Turner (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64).

10.49.1**	Change in Control Agreement by and between Duke Energy Corporation and James L. Turner, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64.1).

10.49.2**	Amendment No. 1 to Employment Agreement, dated December 17, 2003, by and between Cinergy Corp. and James L. Turner (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64.2).

10.49.3**	Amendment No. 2 to Employment Agreement, dated July 19, 2004, by and between Cinergy Corp. and James L. Turner (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64.3).

10.49.4**	Amendment No. 3 to Employment Agreement, dated May 9, 2005, by and between Cinergy Corp. and James L. Turner (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64.4).

10.49.5**	Amendment No. 4 to Employment Agreement, dated December 14, 2005, by and between Cinergy Corp. and James L. Turner (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64.5).

10.50**	Retention Award Agreement by and between Duke Energy Corporation and James Turner, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.65).

10.51**	Employment Agreement, dated November 15, 2002, by and between Cinergy Corp. and Marc E. Manly (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.66).

10.51.1**	Change in Control Agreement by and between Duke Energy Corporation and Marc E. Manly, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.66.1).

10.51.2**	Amendment No. 1 to Employment Agreement, dated December 17, 2003, by and between Cinergy Corp. and Marc E. Manly (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.66.2).

10.51.3**	Amendment No. 2 to Employment Agreement, dated May 9, 2005, by and between Cinergy Corp. and Marc E. Manly (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.66.3).

PART IV

Exhibit Number

10.51.4**	Amendment No. 3 to Employment Agreement, dated December 14, 2005, by and between Cinergy Corp. and Marc E. Manly (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.66.4).

10.52**	Retention Award Agreement by and between Duke Energy Corporation and Marc Manly, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.67).

10.53**	Split Dollar Collateral Assignment Insurance Plan Agreement by and between Duke Energy Carolinas, LLC (formerly known as Duke Energy Corporation) and Henry B. Barron Jr., dated October 1, 2997 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.68).

10.54**	Restricted Stock Award Agreement by and between Duke Energy Carolinas, LLC (formerly known as Duke Energy Corporation) and Henry B. Barron Jr., dated February 1, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.69).

10.55**	Amendment to the Cinergy Corp. Nonqualified Deferred Incentive Compensation Plan, effective December 19, 2007 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.70).

10.56**	Amendment to the Cinergy Corp. 401(k) Excess Plan, effective December 19, 2007 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.71).

10.57**	Amendment to the Cinergy Corp. Excess Profit Sharing Plan, effective December 19, 2007 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.72).

10.58	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 208, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2008, File No. 1-32853, as Exhibit 10.1).

10.59**	Agreement, effective March 31, 2008, by and between Henry B. Barron, Jr. and Duke Energy Corporation (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2008, File No. 1-32853, as Exhibit 10.2).

10.60**	Form of Phantom Stock Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.1).

10.61**	Form of Performance Share Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.2).

10.62	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Corporation, March 12, 2008, File No. 1- 32853, as Exhibit 10.1).

10.63**	Summary of Director Compensation Program (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.1).

10.64	Agreement and Plan of Merger by and among DEGS Wind I, LLC, DEGS Wind Vermont, Inc., Catamount Energy Corporation (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.2).

10.65	Engineering and Construction Agreement, dated as of May 5, 2008, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.3).

10.66	Operating Agreement of Pioneer Transmission, LLC (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2008, File No. 1-32583, as Exhibit 10.1).

10.67**	Amendment to Duke Energy Corporation Executive Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.1).

PART IV

Exhibit Number

10.68**	Duke Energy Corporation Executive Cash Balance Plan, as Amended and Restated Effective August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.2).

10.69**	Amendment to Employment Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583 as Exhibit 10.3).

10.70**	Form of Amended and Restated Change in Control Agreement, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583 as Exhibit 10.4).

10.71**	Amendment to Phantom Stock and Performance Awards with James E. Rogers, effective as of august 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, File No. 1-32853, as Exhibit 10.5).

10.72**	Amendment to Deferred Compensation Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.6).

10.73**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Employees), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.7).

10.74**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Directors), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.1).

10.75**	Amendment to Duke Energy Corporation Directors’ Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.2).

*10.76**	Deferred Compensation Agreement dated December 16, 1992, between PSI Energy, Inc. and James E. Rogers, Jr.

*10.77	Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation. (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

*12	Computation of Ratio of Earnings to Fixed Charges.

*21	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of attorney authorizing David L. Hauser and others to sign the annual report on behalf of the registrant and certain of its directors and officers.

*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.