Form 10-Q
period 2009-03-31
Duke Energy CORP
filed 2009-05-08
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.001, outstanding as of May 4, 2009    1,287,117,850

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State, federal and foreign legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth or decline in Duke Energy Corporation’s (Duke Energy) service territories, customer base or customer usage patterns;
•	Additional competition in electric markets and continued industry consolidation;
•	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;
•	The influence of weather and other natural phenomena on Duke Energy’s operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;
•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation and of projects undertaken by Duke Energy’s non-regulated businesses;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1.	Financial Statements.

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Regulated electric	$2,545	$2,233
Non-regulated electric, natural gas, and other	467	747
Regulated natural gas	300	357
Total operating revenues	3,312	3,337
Operating Expenses
Fuel used in electric generation and purchased power - regulated	849	686
Fuel used in electric generation and purchased power - non-regulated	148	266
Cost of natural gas and coal sold	222	279
Operation, maintenance and other	811	785
Depreciation and amortization	414	413
Property and other taxes	193	175
Total operating expenses	2,637	2,604
Gains on Sales of Other Assets and Other, net	6	18
Operating Income	681	751
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	6	43
Other income and expenses, net	22	74
Total other income and expenses	28	117
Interest Expense	184	182
Income From Continuing Operations Before Income Taxes	525	686
Income Tax Expense from Continuing Operations	179	222
Income From Continuing Operations	346	464
Income From Discontinued Operations, net of tax	3	2
Net Income	349	466
Less: Net Income Attributable to Noncontrolling Interests	5	1
Net Income Attributable to Duke Energy Corporation	$344	$465

Earnings Per Share—Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.27	$0.37
Diluted	$0.27	$0.37
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—
Diluted	$—	$—
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.27	$0.37
Diluted	$0.27	$0.37
Dividends per share	$0.23	$0.22
Weighted-average shares outstanding
Basic	1,282	1,266
Diluted	1,283	1,268

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$1,201	$986
Short-term investments	51	51
Receivables (net of allowance for doubtful accounts of $42 at March 31, 2009 and $42 at December 31, 2008)	1,465	1,653
Inventory	1,243	1,135
Other	1,360	1,448
Total current assets	5,320	5,273
Investments and Other Assets
Investments in equity method unconsolidated affiliates	460	473
Nuclear decommissioning trust funds	1,346	1,436
Goodwill	4,721	4,720
Intangibles, net	639	680
Notes receivable	141	134
Other	2,501	2,577
Total investments and other assets	9,808	10,020
Property, Plant and Equipment
Cost	51,095	50,304
Less accumulated depreciation and amortization	16,590	16,268
Net property, plant and equipment	34,505	34,036
Regulatory Assets and Deferred Debits
Deferred debt expense	261	257
Regulatory assets related to income taxes	643	625
Other	3,047	2,866
Total regulatory assets and deferred debits	3,951	3,748
Total Assets	$53,584	$53,077

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	March 31, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,152	$1,477
Notes payable and commercial paper	279	543
Taxes accrued	360	362
Interest accrued	211	187
Current maturities of long-term debt	647	646
Other	875	1,130
Total current liabilities	3,524	4,345
Long-term Debt	14,569	13,250
Deferred Credits and Other Liabilities
Deferred income taxes	5,286	5,117
Investment tax credit	145	148
Asset retirement obligations	2,611	2,567
Other	6,067	6,499
Total deferred credits and other liabilities	14,109	14,331
Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,285 million and 1,272 million shares outstanding at March 31, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	20,288	20,106
Retained earnings	1,655	1,607
Accumulated other comprehensive loss	(730)	(726)
Total Duke Energy Corporation shareholders’ equity	21,214	20,988
Noncontrolling Interests	168	163
Total equity	21,382	21,151
Total Liabilities and Equity	$53,584	$53,077

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$349	$466
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	463	452
Gains on sales of other assets	(11)	(17)
Deferred income taxes	165	14
Equity in earnings of unconsolidated affiliates	(6)	(43)
Contributions to qualified pension plans	(500)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(23)	(30)
Receivables	222	161
Inventory	(110)	66
Other current assets	24	135
Increase (decrease) in
Accounts payable	(244)	(94)
Taxes accrued	(26)	10
Other current liabilities	(176)	(159)
Other, assets	45	78
Other, liabilities	18	(27)
Net cash provided by operating activities	190	1,012
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(845)	(1,067)
Investment expenditures	(61)	(22)
Purchases of available-for-sale securities	(930)	(10,336)
Proceeds from sales and maturities of available-for-sale securities	917	10,350
Net proceeds from the sales of other assets and sales of and collections on notes receivable	38	15
Purchases of emission allowances	(25)	(9)
Sales of emission allowances	15	18
Change in restricted cash	3	(14)
Other	(6)	(10)
Net cash used in investing activities	(894)	(1,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,916	898
Issuance of common stock	171	8
Payments for the redemption of long-term debt	(603)	(539)
Notes payable and commercial paper	(263)	(61)
Contributions from noncontrolling interests	—	3
Dividends paid	(296)	(278)
Other	(6)	(4)
Net cash provided by financing activities	919	27
Net increase (decrease) in cash and cash equivalents	215	(36)
Cash and cash equivalents at beginning of period	986	678
Cash and cash equivalents at end of period	$1,201	$642

Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$320	$279

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	SFAS No. 158 Adjustment	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$2	$(74)	$21,199	$180	$21,379
Net Income	—	—	—	465	—	—	—	—	465	1	466
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	38	—	—	—	38	1	39
Net unrealized losses on cash flow hedges(a)	—	—	—	—	—	(10)	—	—	(10)	—	(10)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	1	—	—	1	—	1
SFAS No. 158 amortization	—	—	—	—	—	—	—	1	1	—	1
Unrealized loss on investments in auction rate securities(c)	—	—	—	—	—	—	(12)	—	(12)	—	(12)

Total comprehensive income									483	2	$485
Dividend reinvestment and employee benefits	2	—	16	—	—	—	—	—	16	—	16
Common stock dividends	—	—	—	(278)	—	—	—	—	(278)	—	(278)
Additional amounts related to the spin-off of Spectra Energy	—	—	—	(11)	—	—	—	—	(11)	3	(8)

Balance March 31, 2008	1,264	$1	$19,949	$1,574	$31	$(63)	$(10)	$(73)	$21,409	$185	$21,594

Balance December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151

Net Income	—	—	—	344	—	—	—	—	344	5	349
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	(6)	—	—	—	(6)	—	(6)
SFAS No. 158 amortization	—	—	—	—	—	—	—	1	1	—	1
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	10	—	—	10	—	10
Unrealized loss on investments in auction rate securities(c)	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Unrealized loss on investments in available-for-sale securities(d)	—	—	—	—	—	—	(3)	—	(3)	—	(3)

Total comprehensive income									340	5	345
Common stock issuances	12	—	166	—	—	—	—	—	166	—	166
Employee benefits	1	—	16	—	—	—	—	—	16	—	16
Common stock dividends	—	—	—	(296)	—	—	—	—	(296)	—	(296)

Balance March 31, 2009	1,285	$1	$20,288	$1,655	$(312)	$(31)	$(37)	$(350)	$21,214	$168	$21,382

(a)	Net unrealized gains (losses) on cash flow hedges, net of $5 tax benefit in 2008.
(b)	Reclassification into earnings from cash flow hedges, net of $4 tax expense in 2009 and $1 tax expense in 2008.
(c)	Net of $3 tax benefit in 2009 and $8 tax benefit in 2008.
(d)	Net of $1 tax benefit in 2009.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company primarily located in the Americas. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy and all majority-owned subsidiaries where Duke Energy has control and those variable interest entities where Duke Energy is the primary beneficiary. These Unaudited Consolidated Financial Statements also reflect Duke Energy’s proportionate share of certain generation and transmission facilities in South Carolina, Ohio, Indiana and Kentucky.

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy’s Form 10-K for the year ended December 31, 2008.

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

Use of Estimates. To conform to GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Reclassifications. Certain prior period amounts on the Unaudited Consolidated Financial Statements have been reclassified in connection with the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS No. 160) on January 1, 2009, as discussed in Note 16, the effects of which require retrospective application to the Unaudited Consolidated Financial Statements.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered, but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables in Duke Energy’s Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, were approximately $368 million and $445 million, respectively.

Other Liabilities. At both March 31, 2009 and December 31, 2008, approximately $195 million of liabilities associated with vacation accrued were included in Other within Current Liabilities in the Consolidated Balance Sheets. As of March 31, 2009, this balance exceeded 5% of Total Current Liabilities.

At March 31, 2009 and December 31, 2008, approximately $2,141 million and $2,162 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At March 31, 2009, this balance exceeded 5% of total liabilities.

Reapplication of SFAS No. 71 to Portions of Generation in Ohio. Commercial Power’s generation operations in the Midwest include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Prior to December 17, 2008, Commercial Power did not apply the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS No. 71) due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the Public Utilities Commission of Ohio (PUCO) approved the Duke Energy Ohio, Inc. (Duke Energy Ohio) Electric Security Plan (ESP), which resulted in the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations as of that date.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

From January 1, 2005 through December 31, 2008, Commercial Power had been operating under a rate stabilization plan (RSP), which was a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that, upon the expiration of the RSP, there would be a move to full competitive markets. Accordingly, Commercial Power did not apply the provisions of SFAS No. 71 to any of its generation operations prior to December 17, 2008. As discussed further in Note 12, in April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a Market Rate Option (MRO). The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP, and with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The ESP became effective on January 1, 2009.

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

Under the ESP, Commercial Power bills for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of the automatic recovery of certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Commercial Power began applying SFAS No. 71 to the corresponding RSP riders granting automatic recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow automatic cost recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. Duke Energy will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations.

Despite certain portions of the Ohio native load operations not being subject to the accounting provisions of SFAS No. 71, all of Commercial Power’s Ohio native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to here-in as Commercial Power’s regulated operations. Accordingly, beginning January 1, 2009, these revenues and corresponding fuel and purchased power expenses are recorded in Regulated Electric within Operating Revenues and Fuel Used in Electric Generation and Purchased Power – Regulated within Operating Expense, respectively, on the Consolidated Statements of Operations.

Consolidated Statements of Operations. The amounts included in the Consolidated Statements of Operations representing earnings attributable to Duke Energy common shareholders are as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Income From Continuing Operations	$341	$463
Income From Discontinued Operations, Net of Tax	3	2

Net Income Attributable to Duke Energy Corporation	$344	$465

2. Business Segments

Duke Energy operates the following business segments, which are all considered reportable business segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: U.S. Franchised Electric and Gas (which consists of the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Indiana, Inc. (Duke Energy Indiana), Duke Energy Kentucky, Inc.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(Duke Energy Kentucky), and certain regulated operations of Duke Energy Ohio), Commercial Power and International Energy. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy’s reportable business segments.

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy’s effective 50% interest in the Crescent JV (Crescent) and DukeNet Communications, LLC and related telecommunications businesses. Additionally, Other includes the remaining portion of the former Duke Energy North America (DENA) businesses that were not disposed or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy and management is currently in the process of winding down.

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting expenses attributable to noncontrolling interests related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the expenses attributable to noncontrolling interests related to those profits.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

Segment EBIT includes transactions between reportable segments.

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2009
U.S. Franchised Electric and Gas	$2,500	$8	$2,508	$557	$322
Commercial Power	535	2	537	114	55
International Energy	255	—	255	93	19

Total reportable segments	3,290	10	3,300	764	396
Other	22	14	36	(90)	18
Eliminations	—	(24)	(24)	—	—
Interest expense	—	—	—	(184)	—
Interest income and other(b)	—	—	—	27	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	8	—

Total consolidated	$3,312	$—	$3,312	$525	$414

Three Months Ended March 31, 2008
U.S. Franchised Electric and Gas	$2,595	$6	$2,601	$637	$332
Commercial Power	447	3	450	146	43
International Energy	289	—	289	114	21

Total reportable segments	3,331	9	3,340	897	396
Other	6	15	21	(76)	17
Eliminations	—	(24)	(24)	—	—
Interest expense	—	—	—	(182)	—
Interest income and other(b)	—	—	—	43	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	4	—

Total consolidated	$3,337	$—	$3,337	$686	$413

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	March 31, 2009	December 31, 2008
	(in millions)
U.S. Franchised Electric and Gas	$39,509	$39,556
Commercial Power	7,493	7,467
International Energy	3,308	3,309

Total reportable segments	50,310	50,332
Other	2,948	2,605
Reclassifications(a)	326	140

Total consolidated assets	$53,584	$53,077

(a)	Primarily represents reclassification of federal tax balances in consolidation.

3. Acquisitions and Dispositions and Sales of Other Assets

Acquisitions. Duke Energy consolidates assets and liabilities from acquisitions as of the purchase date and includes results of operations from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R), is recorded as goodwill. The allocation of the fair value of all consideration transferred may be adjusted when additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date. Effective January 1, 2009, Duke Energy adopted SFAS No. 141R, which applies to all acquisitions after December 31, 2008.

On September 30, 2008, Duke Energy completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy owns approximately 19% of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. See Note 12 for discussion of the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC) approval of Duke Energy’s petition requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

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

Dispositions. On February 4, 2009, Duke Energy completed the sale of Mark Hill Wind Power Ltd., which was a United Kingdom wind project acquired in the Catamount acquisition. Additionally, on March 4, 2009, Cinergy completed the sale of another United Kingdom wind project acquired in the Catamount acquisition. No gain or loss was recognized on these transactions. As these projects did not meet the definition of a disposal group as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), these projects were not reflected as held for sale on the Consolidated Balance Sheets prior to the completion of the sale.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Sales of Other Assets. For the three months ended March 31, 2009 and 2008, the sale of other assets resulted in proceeds of approximately $6 million and $21 million, respectively, and net pre-tax gains of approximately $6 million and $18 million, respectively, recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s gains on sales of emission allowances.

4. Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income attributable to Duke Energy by the weighted-average number of common shares and participating securities outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy, as adjusted, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options and stock-based performance unit awards were exercised or settled.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP No. EITF 03-6-1) to address whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic EPS pursuant to the two-class method described in SFAS No. 128. The FASB concluded that rights to dividends or dividend equivalents (whether paid or unpaid) on unvested share-based payment awards that provide a noncontingent transfer of value (such as a nonforfeitable right to receive cash when dividends are paid to common stockholders, irrespective of whether the award ultimately vests) to the holder of the share-based payment award constitute participation rights and, therefore, should be included in the computation of basic EPS using the two-class method. Duke Energy issues certain share-based payment awards under which rights to dividends during the vesting period are nonforfeitable. For Duke Energy, FSP No. EITF 03-6-1 was effective as of January 1, 2009 and all prior-period EPS data was adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The adoption of FSP No. EITF 03-6-1 did not have a material impact on Duke Energy’s current or historical EPS amounts.

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2009 and 2008.

	Income	Average Shares	EPS
	(in millions, except per-share amounts)
Three Months Ended March 31, 2009
Income from continuing operations attributable to Duke Energy common shareholders—basic	$341	1,282	$0.27

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders—diluted	$341	1,283	$0.27

Three Months Ended March 31, 2008
Income from continuing operations attributable to Duke Energy common shareholders—basic	$463	1,266	$0.37

Effect of dilutive securities:
Stock options, performance and unvested stock		2

Income from continuing operations attributable to Duke Energy common shareholders—diluted	$463	1,268	$0.37

As of March 31, 2009 and 2008, approximately 20 million and 15 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan and other internal plans, including 401(k) plans. Duke Energy currently anticipates issuing up to an aggregate of approximately $600 million of common stock associated with these programs. Approximately $170 million of proceeds from the sale of common stock was received during the first quarter of 2009 associated with these plans.

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

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for each of the three months ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Stock Options	$2	$1
Phantom Awards	7	7
Performance Awards	4	6

Total	$13	$14

The tax benefit associated with the recorded expense for each of the three months ended March 31, 2009 and 2008 was approximately $5 million.

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

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2008	19,790	$17
Granted	603	15
Exercised	(120)	9
Forfeited or expired	(855)	17

Outstanding at March 31, 2009	19,418	17

Exercisable at March 31, 2009	18,188	$17

There were 603,015 stock options granted during the three months ended March 31, 2009, and no stock options granted during the three months ended March 31, 2008. The options granted during the three months ended March 31, 2009 vested immediately, therefore, there is no future compensation cost associated with these options.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Weighted-Average Assumptions for Option Pricing

March 31, 2009
Risk-free interest rate(1)	2.0%
Expected dividend yield(2)	5.4%
Expected life(3)	6.0 yrs.
Expected volatility(4)	26.7%

(1)	The risk free rate is based upon the U.S. Treasury Constant Maturity rates as of the grant date.
(2)	The expected dividend yield is based upon annualized dividends and the 1-year average closing stock price.
(3)	The expected term of options is derived from historical data.
(4)	Volatility is based upon 50% historical and 50% implied volatility. Historic volatility is based on the Duke Energy’s historical volatility over the expected life using daily stock prices. Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

On December 31, 2008, Duke Energy had approximately 19 million exercisable options with a $17 weighted-average exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was approximately $1 million and $2 million, respectively. Cash received from options exercised during the three months ended March 31, 2009 and 2008 was approximately $1 million and $8 million, respectively, with a related tax benefit of an insignificant amount and $1 million, respectively.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 1,007,478 shares (fair value of approximately $15 million, based on the market price of Duke Energy’s common stock at the grant date) during the three months ended March 31, 2009. Duke Energy awarded 877,360 shares (fair value of approximately $16 million, based on the market price of Duke Energy’s common stock at the grant date) during the three months ended March 31, 2008.

The following table summarizes information about phantom stock awards outstanding at March 31, 2009:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2008	2,446
Granted	1,007
Vested	(762)
Forfeited	(12)

Outstanding at March 31, 2009	2,679

As of March 31, 2009, Duke Energy had approximately $19 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 3,404,884 shares (fair value of approximately $44 million) during the three months ended March 31, 2009. Duke Energy awarded 2,375,445 shares (fair value of approximately $37 million) during the three months ended March 31, 2008.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes information about stock-based performance awards outstanding at March 31, 2009:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2008	4,980
Granted	3,405
Vested	(1,069)
Forfeited	(231)

Outstanding at March 31, 2009	7,085

As of March 31, 2009, Duke Energy had approximately $55 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.0 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the three months ended March 31, 2009 or 2008.

The following table summarizes information about other stock awards outstanding at March 31, 2009:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2008	219
Vested	—
Forfeited	—

Outstanding at March 31, 2009	219

As of March 31, 2009, Duke Energy had approximately $2 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.5 years.

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

	March 31, 2009	December 31, 2008
	(in millions)
Materials and supplies	$657	$661
Coal held for electric generation	583	471
Natural gas	3	3

Total inventory	$1,243	$1,135

7. Debt and Credit Facilities

Unsecured Debt. In January 2009, Duke Energy issued $750 million principal amount of 6.30% senior notes due February 1, 2014. Proceeds from the issuance were used to redeem commercial paper and for general corporate purposes.

First and Refunding Mortgage Bonds. In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance will be used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance will be used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carry a fixed interest rate of 5.25% and mature January 15, 2018 and $500 million carry a fixed interest rate of 6.00% and mature January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million, This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

Other Debt. In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit, of which $144 million had initial rates of 0.7% reset on a weekly basis with $44 million maturing May 2035, $23 million maturing March 2031’ and $77 million maturing December 2039. The remaining $127 million had initial rates of 0.5% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

Available Credit Facilities. The total credit facility capacity under Duke Energy’s master credit facility is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitations, at any time. See table below for the borrowing sub limits at March 31, 2009 for each of the Duke Energy entities with borrowing capacity under this credit facility. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain pollution control bonds.

Master Credit Facility Summary as of March 31, 2009 (in millions)(a)

	Credit Facility Capacity	Commercial Paper	Draw Down on Credit Facility	Letters of Credit	Pollution Control Bonds	Total Amount Utilized	Available Credit Facility Capacity
Duke Energy Corporation
$3,137 multi-year syndicated(b), (c), (d)	$3,137	$450	$750	$140	$340	$1,680	$1,457

(a)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding pollution control bonds.
(b)	Credit facility expires June 2012. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(c)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(d)	Contains sub limits at March 31, 2009 as follows: $1,097 million for Duke Energy, $840 million for Duke Energy Carolinas, $650 million for Duke Energy Ohio, $450 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky.

At March 31, 2009, Duke Energy and its wholly owned subsidiaries, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers), had outstanding borrowings of approximately $750 million under Duke Energy’s master credit facility as follows:

Amounts Borrowed Under Master Credit Facility
(in millions)
Duke Energy Corporation	$274
Duke Energy Ohio	279
Duke Energy Indiana	123
Duke Energy Kentucky	74

Total	$750

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The loans under the master credit facility are revolving credit loans that currently bear interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread ranging from 19 to 24 basis points. The loan for Duke Energy has a stated maturity of June 2012, while the loans for all of the other borrowers have stated maturities of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 up through the date the master credit facility matures in June 2012. Except for Duke Energy Ohio, all of the borrowers have the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, borrowings of approximately $471 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at March 31, 2009. As Duke Energy Ohio does not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at March 31, 2009 of approximately $279 million are reflected in Notes Payable and Commercial Paper within Current Liabilities on the Consolidated Balance Sheets.

At March 31, 2009 and December 31, 2008, approximately $1,050 million and $779 million, respectively, of pollution control bonds were classified as Long-Term Debt on the Consolidated Balance Sheets. Of this amount, the master credit facility served as a backstop for approximately $440 million of these pollution control bonds (of which approximately $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific credit facilities separate from the master credit facility. Additionally, at both March 31, 2009 and December 31, 2008, approximately $450 million of commercial paper issuances were classified as Long-Term Debt on the Consolidated Balance Sheets. These pollution control bonds and commercial paper issuances, which are short-term obligations by nature, are classified as long-term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility and other specific purpose credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2009, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

8. Employee Benefit Obligations

Net periodic pension costs disclosed in the tables below for the qualified, non-qualified and other-postretirement benefit plans represent the cost of the respective pension plan for the periods presented. However, portions of the net periodic pension costs disclosed in the tables have been capitalized as a component of property, plant and equipment.

Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. qualified pension plans.

Components of Net Periodic Pension Costs: Qualified Pension Costs

	Three Months Ended March 31,
	2009(a)	2008(a)
	(in millions)
Service cost	$20	$24
Interest cost on projected benefit obligation	65	62
Expected return on plan assets	(91)	(86)
Amortization of prior service cost	2	2
Amortization of loss	1	4
Other	4	5

Net periodic pension costs	$1	$11

(a)	Net periodic qualified pension costs for the three months ended March 31, 2009 and 2008 exclude approximately $3 million and $2 million, respectively, of regulatory asset amortization resulting from purchase accounting adjustments in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy made an approximate $500 million contribution to its U.S. qualified pension plans. There were no contributions to the U.S. qualified pension plans during the three months ended March 31, 2008. Duke Energy does not anticipate making additional contributions to its qualified or non-qualified pension plans during the remainder of 2009.

Non-Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. non-qualified pension plans.

Components of Net Periodic Pension Costs: Non-Qualified Pension Costs

	Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$—	$1
Interest cost on projected benefit obligation	3	2
Amortization of prior service cost	1	1

Net periodic pension costs	$4	$4

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs

	Three Months Ended March 31,
	2009(a)	2008(a)
	(in millions)
Service cost	$2	$2
Interest cost on accumulated post-retirement benefit obligation	11	13
Expected return on plan assets	(4)	(3)
Amortization of net transition liability	3	3
Amortization of prior service credit	(2)	(2)
Amortization of (gain)/loss	(1)	1

Net periodic post-retirement benefit costs	$9	$14

(a)	Net periodic other post-retirement benefit costs for both the three months ended March 31, 2009 and 2008 exclude approximately $2 million of regulatory asset amortization resulting from purchase accounting adjustments in connection with Duke Energy’s merger with Cinergy in April 2006.

Employee Savings Plans

Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy expensed pre-tax employer matching contributions of approximately $27 million during each of the three months ended March 31, 2009 and 2008, respectively.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

9. Goodwill and Intangible Assets

The following table shows goodwill by business segment at March 31, 2009 and December 31, 2008:

	Balance December 31, 2008	Changes	Balance March 31, 2009
	(in millions)
U.S. Franchised Electric and Gas	$3,500	$—	$3,500
Commercial Power	960	—	960
International Energy	260	1	261

Total consolidated	$4,720	$1	$4,721

The carrying amount and accumulated amortization of intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Emission allowances	$302	$300
Gas, coal and power contracts	296	296
Wind development rights(a)	127	161
Other	65	68

Total gross carrying amount	790	825

Accumulated amortization—gas, coal and power contracts	(123)	(117)
Accumulated amortization—other	(28)	(28)

Total accumulated amortization	(151)	(145)

Total intangible assets, net	$639	$680

(a)	As discussed further below and in Note 3, the decrease in wind development rights primarily relates to the sale of certain projects that were acquired as part of Catamount in September 2008.

Emission allowances in the table above include emission allowances acquired by Duke Energy as part of its merger with Cinergy, which were recorded at the then fair value on the date of the merger in April 2006, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the three months ended March 31, 2009 is as follows:

	(in millions	)
Gross carrying value at beginning of period	$300
Purchases of emission allowances	26
Sales and consumption of emission allowances(a)(b)	(25)
Other changes	1

Gross carrying value at end of period	$302

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the three months ended March 31, 2008 was approximately $29 million.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power during the three months ended March 31, 2009 and 2008.

Amortization expense for gas, coal and power contracts and other intangible assets was approximately $6 million and $7 million for the three months ended March 31, 2009 and 2008, respectively.

As discussed in Note 3, Duke Energy completed the acquisition of Catamount in September 2008, resulting in the recognition of approximately $117 million of intangible assets related to wind farm development rights. Of this amount, a portion of the intangible asset value was assigned to projects that Duke Energy disposed of through sale in the first quarter of 2009. The intangible assets recorded in connection with the Catamount acquisition primarily represent land use rights and interconnection agreements acquired by Duke Energy as part of the purchase price. Since these intangible assets relate to development projects for which commercial operations have not

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

commenced, amortization of the intangible asset value assigned to each of these projects will not begin until commercial operation is achieved. Duke Energy will evaluate the useful lives of these intangible assets as the projects begin commercial operations, which is anticipated to be in the years 2010 through 2012. Duke Energy currently estimates the useful lives of these projects, once in commercial operation, will be the shorter of the lease term of the land or the estimated lives of the projects, which is approximately 25 years.

Intangible Liabilities. In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008. This liability became fully amortized in the fourth quarter of 2008. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with its merger with Cinergy. The carrying amount of these intangible liabilities associated with other power sale contracts was approximately $15 million and $16 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, Duke Energy amortized approximately $1 million and $18 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

10. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Discontinued Operations

		Operating Income (Loss)
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income (Loss), Net of Tax	Income From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended March 31, 2009
Other	$—	$4	$1	$3	$3

Total consolidated	$—	$4	$1	$3	$3

Three Months Ended March 31, 2008
Commercial Power	$3	$—	$(8)	$8	$8
International Energy	—	(6)	(2)	(4)	(4)
Other	—	(3)	(1)	(2)	(2)

Total consolidated	$3	$(9)	$(11)	$2	$2

There were no Assets Held for Sale and Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of March 31, 2009 or December 31, 2008.

11. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy (hereinafter referred to as undesignated contracts). Duke Energy’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with Duke Energy’s variable-rate and fixed-rate borrowings.

SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with SFAS No. 133, Duke Energy may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings, to the extent effective, in the current period. Duke Energy includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the derivative in the Consolidated Statements of Operations. Additionally, Duke Energy enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or possibly in current earnings.

As Duke Energy’s regulated operations within its U.S. Franchised Electric and Gas and Commercial Power business segments apply the provisions of SFAS No. 71, certain gains and losses associated with qualifying and designated fair value hedges, as well as undesignated contracts, are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values associated with these derivative contracts.

Commodity Price Risk

Duke Energy is exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (sulfur dioxide (SO2), seasonal nitrogen oxide (NOX) and annual NOX) as a result of its energy operations such as electric generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electric generation, Duke Energy is exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at Duke Energy’s coal fired power plants. Duke Energy closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy’s energy operations are accounted for as either cash flow hedges or fair value hedges if the derivative instrument qualifies as a hedge under SFAS No. 133, or as an undesignated contract if either the derivative instrument does not qualify as a hedge or Duke Energy has elected to not designate the contract as a hedge. Additionally, Duke Energy enters into various contracts that qualify for the normal purchase and normal sales (NPNS) exception described in paragraph 10 of SFAS No. 133, as amended and interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Duke Energy primarily applies the NPNS exception to contracts within the U.S. Franchised Electric and Gas and Commercial Power business segments that relate to the physical delivery of electricity over the next 12 years.

Commodity Fair Value Hedges. At March 31, 2009, Duke Energy did not have any open commodity derivative instruments that were designated as fair value hedges under SFAS No. 133.

Commodity Cash Flow Hedges. Duke Energy uses commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. Duke Energy generally uses commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities for a maximum period of 1 year.

Undesignated Contracts. Duke Energy uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of March 31, 2009 are primarily associated with forward power sales and coal purchases, as well as forward SO2 emission allowances, for the Commercial Power and U.S. Franchised Electric and Gas business segments. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. However, since certain of these derivatives expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of the contracts.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. The vast majority of Duke Energy’s derivative instruments related to interest rate risk are categorized as undesignated contracts.

Additionally, in anticipation of certain fixed-rate debt issuances, Duke Energy may execute a series of forward starting interest rate swaps to lock in components of the market interest rates at the time and terminate these derivatives prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that applies SFAS No. 71, any pre-tax gain or loss recognized from inception to termination of the hedges may be recorded as a regulatory asset or liability and amortized as a component of interest expense over the life of the debt. Alternatively, Duke Energy may designate these derivatives as hedges. If so, any pre-tax gain or loss recognized from inception to termination of the hedges is recorded in AOCI and amortized as a component of interest expense over the life of the debt.

At March 31, 2009, the total notional amount of Duke Energy’s receive fixed/pay-variable interest rate swaps was $25 million and the total notional amount of Duke Energy’s receive variable/pay-fixed interest rate swaps was $100 million.

Volumes

The following table shows information relating to the volume of Duke Energy’s derivative activity as of March 31, 2009. Amounts disclosed represent the notional volumes of commodities and the notional dollar amounts of debt subject to derivative contracts accounted for at fair value in accordance with SFAS No. 133. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

March 31, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	5,668
Electricity-capacity (Gigawatt months)	2
Emission Allowances: SO2 (thousands of tons)	99
Emission Allowances: NOX (thousands of tons)	4
Natural Gas (millions of dekatherms)	117
Coal (millions of tons)	3

Financial Contracts
Interest rates (dollars in millions)	$125

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows fair value amounts of derivative contracts as of March 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives reflected in the Consolidated Balance Sheets

	March 31, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as hedging instruments under SFAS No. 133

Commodity contracts
Investments and Other Assets: Other	$1	$—
Current Liabilities: Other	—	4
Interest rate contracts
Current Assets: Other	1	—
Investments and Other Assets: Other	1	—
Current Liabilities: Other	—	1
Deferred Credits and Other Liabilities: Other	—	1

Total derivatives designated as hedging instruments under SFAS No. 133	$3	$6

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts
Current Assets: Other	$92	$13
Investments and Other Assets: Other	114	6
Current Liabilities: Other	227	388
Deferred Credits and Other Liabilities: Other	55	225
Interest rate contracts
Current Liabilities: Other	—	3
Deferred Credits and Other Liabilities: Other	—	8

Total derivatives not designated as hedging instruments under SFAS No. 133	$488	$643

Total Derivatives	$491	$649

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three months ended March 31, 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges – Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

Three Months Ended March 31, 2009
(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$(7)
Fuel used in electric generation and purchased power-non-regulated	(6)
Interest rate contracts
Interest expense	(1)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(14)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The effective portion of gains on cash flow hedges that were recognized in AOCI during the three months ended March 31, 2009 were insignificant. In addition, there was no hedge ineffectiveness during the three months ended March 31, 2009. No gains or losses have been excluded from the assessment of hedge effectiveness. As of March 31, 2009, approximately $13 million of pre-tax deferred net losses on derivative instruments related to commodity and interest rate cash flow hedges were accumulated on the Consolidated Balance Sheets in AOCI and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three months ended March 31, 2009 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets.

Undesignated Hedges – Location and Amount of Pre-Tax Gains and (Losses) Recognized in Income or as Regulatory Assets

Three Months Ended March 31, 2009
(in millions)
Location of Pre-Tax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$28
Fuel used in electric generation and purchased power-non-regulated	(8)
Interest rate contracts
Interest expense	(1)

Total Pre-tax Gains Recognized in Earnings	$19

Location of Pre-Tax Losses Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$(79)
Interest rate contracts
Regulatory Asset	(2)

Total Pre-tax Losses Recognized as Regulatory Assets	$(81)

Certain of Duke Energy’s derivative contracts contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a downgrade of Duke Energy’s credit rating below investment grade.

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at March 31, 2009.

Information regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

March 31, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$473
Collateral Already Posted	$225
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$40

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1), Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At March 31, 2009 and December 31, 2008, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $169 million and $86 million, respectively, and had payables related to obligations to return cash collateral of an insignificant amount, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy had collateral receivables of approximately $63 million and $64 million under master netting arrangements that have not been offset against net derivative positions at March 31, 2009 and December 31, 2008, respectively. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at March 31, 2009 and December 31, 2008.

See Note 15 for additional information on fair value disclosures related to derivates required by SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).

12. Regulatory Matters

U.S. Franchised Electric and Gas.

Rate Related Information. The NCUC, PSCSC, Indiana Utility Regulatory Commission (IURC) and Kentucky Public Service Commission (KPSC) approve rates for retail electric and gas services within their states. The PUCO approves rates for retail gas and electric service within Ohio, except that non-regulated sellers of gas and electric generation also are allowed to operate in Ohio (see “Commercial Power” below). The Federal Energy Regulatory Commission (FERC) approves rates for electric sales to wholesale customers served under cost-based and market-based rates.

Duke Energy Carolinas’ 2007 Rate Case. The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The Order required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of rate making. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider and the $80 million increment rider. Duke Energy Carolinas implemented the rate rider effective January 1, 2008 and terminated the rider effective January 1, 2009.

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an ESP, which would allow for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a MRO at the same time. The MRO is a price determined through a competitive bidding process. If a MRO price is approved, the utility would blend in the RSP or ESP price with the MRO price over a six- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of a utility’s load by 2025. The utility’s earnings under the ESP can be subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator (EWG) absent PUCO approval.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On July 31, 2008, Duke Energy Ohio filed a new generation pricing formula to be effective January 1, 2009, when the current RSP expired. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, renewable energy supply and energy efficiency portfolio standards established by SB 221.

On October 27, 2008, Duke Energy Ohio filed a Stipulation and Recommendation (Stipulation) for consideration by the PUCO regarding Duke Energy Ohio’s July 31, 2008 ESP filing. The Stipulation reflects agreement on all but two issues in this proceeding and was filed with the support of most of the parties to this proceeding. In addition to the Stipulation, the ability for residential governmental aggregation customers to avoid certain charges and to receive a shopping credit was presented to the PUCO for a ruling. Parties to this proceeding who did not support the Stipulation were free to litigate any, or all, issues.

The Stipulation agrees to a net increase in base generation revenues of approximately $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including termination of the residential and non-residential Regulatory Transition Charge (RTC). Such amounts result in a residential net rate increase of 2% in 2009 and in 2010, and a non-residential net rate increase of 2% in 2009, 2010 and 2011. The Stipulation also allows the recovery of expenditures incurred to deploy SmartGrid infrastructure modernization technology on the distribution system. The recovery of such expenditures, net of savings, is subject to an annual residential revenue cap. Further, the Stipulation allows for the implementation of a new energy efficiency compensation model, referred to as save-a-watt, to achieve the energy efficiency mandate pursuant to the recent electric energy legislation. The criteria customers must meet to be exempt from Duke Energy Ohio’s program was also presented to the PUCO for a ruling in this case. Also under the Stipulation, Duke Energy Ohio may defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station and amortize such costs over a three-year period.

The ESP hearing occurred on November 10, 2008. On December 17, 2008, the PUCO issued its finding and order resolving the two litigated issues and adopting a modified Stipulation. Specifically, the PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision have been filed by environmental groups and a residential customer advocate group. On February 11, 2009, the PUCO issued an Entry denying the rehearing requests. On April 13, 2009, the Office of the Ohio Consumers’ Counsel (OCC) filed a notice of appeal to the Ohio Supreme Court, challenging the PUCO’s interpretation of the system-reliability-adjustment capacity dedication rider (SRA-CD). The OCC claims that the PUCO incorrectly determined that SRA-CD is unavoidable for residential governmental aggregation customers. Duke Energy Ohio has moved to intervene as an appellee in the proceeding.

As discussed further below within “Commercial Power” and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied SFAS No. 71 to certain portions of its operations.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and Ohio Partners for Affordable Energy (OPAE) filed Applications for Rehearing opposing the rate design. On July 23, 2008 the Ohio Commission issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008, respectively, the OCC and OPAE filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue. Merit briefs were filed with the Ohio Supreme Court on February 2, 2009. On April 10, 2009, the OCC provided statutory notice of its intent to seek a stay of the implementation of Stage 3 of the approved rate design. OCC’s motion to the Ohio Supreme Court was filed on April 17, 2009. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision of May 28, 2008.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it will seek a rate increase for electric delivery service of approximately $86 million, or 4.8% of total electric revenues, to be effective in the second quarter of 2009. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm. On January 14, 2009, the PUCO granted Duke Energy Ohio’s deferral request. Accordingly, a regulatory asset was recorded as of December 31, 2008 for $31 million. On March 31, 2009, Duke Energy Ohio and Parties to the case filed a Stipulation and Recommendation which settles all issues in the case. The Stipulation provides for a revenue increase of $55.3 million or approximately a 2.9% overall increase. The Parties also agreed that Duke Energy Ohio will recover any approved costs associated with the September 14, 2008 wind storm restoration through a separate rider recovery mechanism. Duke Energy Ohio agreed to file a separate application to set the rider and the PUCO will review the request and determine the appropriate amount of storm costs that should be recovered. The Stipulation includes, among other things, a weatherization and energy efficiency program, and recovery of uncollectible expenses through a rider mechanism. The Stipulation is subject to approval by the PUCO.

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

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, which were approved prior to enactment of KRS 278.509. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Per the KPSC order, Duke Energy Kentucky collected these revenues subject to refund pending the final outcome of this litigation. Duke Energy Kentucky and the KPSC have requested that the Kentucky Court of Appeals grant a rehearing of its decision. On February 5, 2009, the Kentucky Court of Appeals denied the rehearing requests of both Duke Energy Kentucky and the KPSC. Duke Energy Kentucky filed a motion for discretionary review to the Kentucky Supreme Court on March 9, 2009. At this time, Duke Energy Kentucky cannot predict whether the Kentucky Supreme Court will accept the case for review.

Energy Efficiency. On May 7, 2007, Duke Energy Carolinas filed its save-a-watt application with the NCUC. On February 26, 2009, the NCUC issued an order (i) approving Duke Energy Carolinas’ energy efficiency programs; (ii) requesting additional information on Duke Energy Carolinas’ returns under eight different compensation scenarios; and (iii) authorizing Duke Energy Carolinas’ to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas filed the additional information requested by the NCUC on March 31, 2009. Intervenor comments on this filing were due May 1, 2009; however the North Carolina Attorney General filed a Motion for Additional Time to extend the time to file comments to May 22, 2009. This motion is pending. Duke Energy Carolinas’ reply comments are due May 18, 2009.

On February 25, 2009, the PSCSC denied Duke Energy Carolinas’ save-a-watt application in Docket 2007-358-E. On April 15, 2009, Duke Energy Carolinas filed a Petition for Approval of Energy Efficiency Programs and An Accounting Order to Defer Costs Incurred in Connection with Development and Implementation of Energy Efficiency Programs with the PSCSC. Duke Energy Carolinas’ South Carolina petition requests (i) approval of conservation and demand response programs; (ii) cancellation of certain existing demand response programs; (iii) deferral of the costs incurred to develop and implement the energy efficiency programs from June 1, 2009 until the date these costs are reflected in electric rates; and (iv) assurance that Duke Energy Carolinas may true-up incentives for costs deferred pursuant to

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

the petition in accordance with the PSCSC order on the appropriate compensation mechanism in Duke Energy Carolinas’ 2009 general rate proceeding. On May 6, 2009, the PSCSC approved the petition as requested.

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

In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have intervened in the proceeding. On May 29, 2008, Duke Energy Indiana and Vectren Energy Delivery of Indiana, Inc. (Vectren) filed a stipulation and settlement agreement in the proceeding. On August 1, 2008, Duke Energy Indiana reached a settlement agreement with the OUCC resolving all issues in the proceeding. The settlement agreement was filed with the IURC on August 15, 2008. On October 31, 2008, Duke Energy Indiana reached a settlement agreement with Nucor Corporation, Steel Dynamics, Inc. and the Kroger Company resolving all issues in the proceeding. The settlement agreement was filed with the IURC on November 3, 2008. On January 15, 2009, Duke Energy Indiana entered into a settlement that amended the October 31, 2008 settlement, adding two additional intervenors to the settlement – the Indiana Industrial Group and Wal-Mart Stores, Inc. Duke Energy Indiana has not reached a settlement with one intervenor in the proceeding, the Citizens Action Coalition of Indiana, Inc. An evidentiary hearing with the IURC was held on February 27, 2009, and March 2, 2009, and an order is expected in the summer of 2009.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008, Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. An evidentiary hearing with the KPSC is expected to occur in the third quarter of 2009.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC seeking approval to implement a solar photovoltaic distributed generation program (Program). Duke Energy Carolinas proposed to invest $100 million over two years to install electricity generating solar panels at up to 850 North Carolina sites including homes, schools, stores and factories under the Program. The Program will help Duke Energy Carolinas meet the requirement of North Carolina’s Renewable and Energy Efficiency Portfolio Standard (REPS). It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electrical generating facilities, the NCUC must issue Duke Energy Carolinas a Certificate of Public Convenience and Necessity (CPCN) before it may proceed. The REPS statute provides for the recovery of costs Duke Energy Carolinas incurs to comply with its requirements, principally through an annual rate rider.

Prior to the evidentiary hearing on October 23, 2008, and in response to concerns raised by the Public Staff and various solar energy groups, Duke Energy Carolinas agreed to reduce the size of the Program to invest $50 million to install up to 10 MWs of solar

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

photovoltaic capacity. Based upon the revised size and availability of state and federal tax credits, Duke Energy Carolinas estimates that the Program would result in a monthly charge of approximately $0.08 for residential customers. On December 31, 2008, the NCUC issued its Order Granting CPCN Subject to Conditions. The conditions are (i) reduction of the program size from 20 MWs to 10 MWs (as previously agreed upon by Duke Energy Carolinas); and (ii) limiting program costs recoverable through the REPS rider to program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order leaves open the opportunity to recover the excess costs through other recovery mechanisms.

Because the Order creates a risk that Duke Energy Carolinas would violate tax normalization rules associated with renewable tax credits, Duke Energy Carolinas filed a motion for reconsideration on January 29, 2009. The NCUC set a briefing schedule and scheduled oral argument on the motion for reconsideration on March 23, 2009. Prior to the oral argument, Duke Energy Carolinas filed both initial and rebuttal briefs in support of its motion for reconsideration. In its briefs, Duke Energy Carolinas requested that the NCUC withdraw the Order in its entirety and issue a new order consistent with one of the three alternatives forms of relief designed to permit all Program costs to be recovered through the REPS rider or to clarify the Order and provide adequate assurance of recovery so as to avoid a normalization violation and correct the Order’s unintended implication that compliance with the tax law might not be reasonable and prudent.

On May 6, 2009, the NCUC issued an Order allowing Duke Energy Carolinas to proceed with the Program and allowed Duke Energy Carolinas to recover all costs incurred in executing the Program through a combination of the REPS rider and base rates, subject to the NCUC’s review of the reasonableness and prudence of Duke Energy Carolinas execution of the Program. However, the NCUC declined to remove the limitation on costs recoverable through the REPS rider.

Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer certain environmental compliance costs and the incremental costs incurred from the September 2008 purchase of a portion of Saluda River’s ownership interest in the Catawba Nuclear Station and certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance scheduled to go into service in the spring of 2009. The costs Duke Energy Carolinas is seeking to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an ongoing basis. On February 25, 2009, the PSCSC approved the deferral of these costs. The NCUC granted Duke Energy Carolinas’ request to defer costs for both Allen Steam Station and the Catawba Nuclear Station on March 31, 2009 and Duke Energy Carolinas began deferring costs in the first quarter 2009.

Broad River Energy Center. On August 25, 2007, Duke Energy Carolinas experienced a disturbance on its bulk electric system which initiated at the Broad River Energy Center, a generating station owned and operated by a third party. The disturbance resulted in the tripping of six Duke Energy Carolinas generating units and the temporary opening of five 230 kilovolt (KV) transmission lines. The event resulted in no loss of load. In September 2008 the FERC initiated a preliminary, non-public investigation to determine if there were any potential violations by Duke Energy Carolinas of the North American Electric Reliability Council (NERC) Reliability Standards. This investigation was coordinated with on an ongoing Compliance Violation Investigation (CVI) conducted by SERC Reliability Corporation (SERC). On March 5, 2009, FERC presented its preliminary findings about the event to Duke Energy Carolinas, and solicited Duke Energy Carolinas’ responsive views about the event and the findings. On March 27, 2009, Duke Energy Carolinas conveyed its responsive views to FERC Staff. This investigation could result in penalties being assessed.

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

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. On June 27, 2008, the Blue Ridge Environmental Defense League (BREDL) filed a petition to intervene in the

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

COL proceeding before the NRC. On September 22, 2008, the Atomic Safety and Licensing Board issued a decision denying BREDL’s Petition to Intervene and Request for Hearing. BREDL did not appeal the decision. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear Station project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC denied the environmental intervenor motion. The NRC review of the COL application is ongoing and the current schedule concludes the COL may be granted in early 2012. Duke Energy Carolinas filed with the DOE for a federal loan guarantee. Duke Energy Carolinas filed Part 1 applications in September 2008 and a Part II application in December 2008. If obtained, a federal loan guarantee has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. The NCUC’s Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including allowance for funds used during construction (AFUDC)), and included certain conditions including providing for updates on construction cost estimates. A group of environmental intervenors filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 27, 2009, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding up to approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits, as discussed further below. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy intervened in all four cases which have been consolidated. A hearing is not expected before the end of 2009. See Note 13 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply because Cliffside Unit 6 has been demonstrated to be a minor source of HAPs. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. The DAQ held public hearings on January 15, 2009, in Forest City, North Carolina and January 22, 2009 in Statesville, North Carolina to allow public comment on the DAQ’s proposal to find Cliffside Unit 6 as a minor source of HAPs. The meeting notices were accompanied with a draft permit that includes the minor source limits and monitoring requirements that make the limits enforceable. The DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing additional conditions to assure that emissions stay below the major source threshold.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, which has resulted in a modification of the construction schedule. Under the revised schedule, the Buck Project is expected to be delayed for a period of up to one year and is currently anticipated to begin operation in simple cycle mode in the summer of 2011 and convert to combined cycle mode in the summer of 2012. The Dan River Project is expected to begin operation in combined cycle mode in 2012 as originally planned, but without a phased-in simple cycle commercial operation.

On October 15, 2008, the DAQ issued a final construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units.

Edwardsport Integrated Gasification Combined Cycle Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost approximately $2 billion (including approximately $120 million of AFUDC). In June 2007, Vectren decided not to proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC Project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The Joint Brief of the Appellants in the appeal of the CPCN case was filed on May 30, 2008 and the Duke Energy Indiana Brief of Appellee was filed on July 23, 2008 in the appeal of the IURC CPCN Order. On October 16, 2008, the Indiana Court of Appeals affirmed the IURC’s grant of Duke Energy Indiana’s CPCN petition. On November 17, 2008, the same parties filed for a rehearing before the Indiana Court of Appeals, which was denied on December 17, 2008. The time for additional appeals has passed and this proceeding is now concluded.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. The OUCC filed a motion of clarification of this order concerning a ratemaking issue related to deferred taxes. The order was not otherwise appealed. The IURC denied the OUCC’s motion on April 1, 2009. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC Rider and ongoing review proceeding with the IURC and an evidentiary hearing with the IURC was held on March 9, 2009. An order is expected in the second quarter of 2009. Duke Energy Indiana filed a petition requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery at the Edwardsport facility on March 6, 2009. Under the CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant and entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation in December 2008 in connection with the construction of the plant.

Federal Advanced Clean Coal Tax Credits. Duke Energy has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for Duke Energy’s Cliffside project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August, 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Energy and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. The plaintiff’s motion for reconsideration of the ruling remains pending.

Other U.S. Franchised Electric and Gas Matters.

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. As of January 1, 2009, Duke Energy Ohio had approximately 80,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all intervenors and is expected to be completed at the end of 2012.

City of Orangeburg, South Carolina Wholesale Sales. On June 28, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity to the City of Orangeburg, South Carolina (City of Orangeburg), a wholesale customer, at native load priority. Duke Energy Carolinas and the City of Orangeburg also filed a joint petition asking the NCUC to declare that the City of Orangeburg contract and all future Duke Energy Carolinas native load priority wholesale contracts will be treated for ratemaking and reporting purposes in the same manner as such existing wholesale contracts (i.e., revenues from those contracts will be allocated to wholesale jurisdiction and costs will be allocated to wholesale jurisdiction at system average costs). The Public Staff, the Attorney General’s Office, Progress Energy Carolinas and other large customer and environmental groups have opposed Duke Energy Carolinas’ notice and declaratory judgment petition. The City of Fayetteville, North Carolina and the City of Greenwood, South Carolina are supporting Duke Energy Carolinas’ petition. The NCUC held an oral argument and evidentiary hearing November 5-6, 2008. Briefs and proposed orders were filed on December 30, 2008. On March 30, 2009, the NCUC issued its Order in which it concluded that Duke Energy Carolinas can proceed with the City of Orangeburg contract at its own risk; however, Duke Energy Carolinas cannot treat the City of Orangeburg’s load as Duke Energy Carolinas native load. Further, the NCUC concluded that based on the evidence presented, a future Commission should allocate costs based upon incremental costs in any future ratemaking case. The NCUC distinguished the City of Orangeburg from wholesale customers that have been historically served by Duke Energy Carolinas because the City of Orangeburg has not shared in the costs of Duke Energy Carolinas’ existing system. A concurrence and dissent was issued by the NCUC Chairman, in which he identified possible preemption and other constitutional arguments against the majority’s decision. In April 2009, the City of Orangeburg terminated its contract with Duke Energy Carolinas and informed Duke Energy Carolinas that it will continue to take service from South Carolina Electric and Gas Company through the end of 2010. Duke Energy Carolinas is evaluating next steps with counsel for the City of Orangeburg.

Duke Energy Carolinas has also filed advance notices of its intent to serve additional wholesale customers; namely, the City of Greenwood, South Carolina and Haywood Electric Membership Corp., at native load priority. Given that these wholesale customers were historically served by Duke Energy Carolinas for a portion of their load, Duke Energy Carolinas will seek to distinguish these contracts from the Orangeburg decision.

SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. The intervenors filed testimony generally supporting SmartGrid, but claiming that Duke Energy Indiana’s plan was too fast and too large, with not enough customer benefits in terms of time differentiated rate options and behind the meter energy management systems. The intervenors also opposed the distribution formula rate and the rider request claiming that costs should be recovered in a rate case, or possibly deferred. Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment somewhat, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. The parties are in negotiations, and the evidentiary hearing is scheduled for June 2009.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Gibson Unit 4 Outage. In a 2008 fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding was held in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4. An order is expected from the IURC in the second quarter of 2009.

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

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. On October 10, 2008, Duke Energy Ohio and affiliates filed a notice with the FERC reporting that Duke Energy Ohio was in settlement discussions with all parties in the Ohio proceeding regarding Duke Energy Ohio’s application to establish an ESP, as discussed above. Duke Energy Ohio advised the FERC that it believes that in light of those discussions good cause exists for the FERC to extend the time to consider Duke Energy Ohio’s Section 203 application. On October 17, 2008, the FERC issued an order extending the time for the FERC to act on the application by 180 additional days, and ordered Duke Energy Ohio to inform the FERC of the status of settlement discussions by November 16, 2008. As part of the settlement that was approved by the PUCO on December 17, 2008 (see discussion above). Duke Energy Ohio agreed to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers and the PUCO approved of the transfer for the remaining generating facilities. Duke Energy Ohio filed a new application requesting FERC approval to transfer to affiliate companies only the remaining generating facilities not designated to serve Ohio customers, which was conditionally approved by the FERC on February 19, 2009. As a condition of approval, the FERC requires that all acquisition premiums related to generating assets being transferred to an affiliate of Duke Energy be removed from Duke Energy Ohio’s financial statements when Duke Energy Ohio submits its final accounting entries and that any debt associated with the generation assets being transferred be transferred to the generating facility before Duke Energy Ohio submits its final accounting entries. In addition, the FERC will hold Duke Energy Ohio to its commitments to not pay taxes associated with the proposed transaction, to maintain a minimum equity to total capital ratio of 30%, and to retain an amount of debt that will accommodate the preservation of Duke Energy Ohio’s current credit ratings.

PJM Interconnection Reliability Pricing Model (RPM) Buyers’ Complaint. On May 30, 2008, a group of public utility commissions, state consumer counsels, industrial power customers and load serving entities, known collectively as the RPM Buyers, filed a complaint at the FERC. The complaint asks the FERC to find that the results of the three transitional base residual auctions conducted by PJM to procure capacity for its RPM capacity market during the years 2008-2011 are unjust and unreasonable because, allegedly, they have produced excessive capacity prices, have failed to prevent suppliers from exercising market power, and have not produced benefits commensurate with costs. In their complaint, the RPM Buyers propose revised, administratively determined auction clearing prices. Certain Duke Energy Ohio revenues during the years 2008—2011 are at risk, as Duke Energy Ohio planned to supply capacity to this market. On July 11, 2008, Duke Energy Ohio filed a response to the complaint with the FERC. On September 19, 2008, the FERC issued an Order denying and dismissing the RPM Buyer’s complaint, finding that, for the transition auctions, no party violated PJM’s tariff and the prices determined during the auctions were in accordance with the tariff provisions governing the auctions. On October 20, 2008, the RPM buyers filed a Request for Rehearing with the FERC that raised the same issues as in the initial complaint that was denied by the FERC.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Matters.

Pioneer Transmission LLC Joint Venture. On August 8, 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765KV transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC and the IURC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at approximately $1 billion, of which approximately $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility. The earliest possible in-service date for the project is in 2014 or 2015. On March 27, 2009, the FERC issued an order granting favorable rate treatment for the project, including requested rate incentives. As is customary in formula rate cases, the FERC set the formula rate that transmission customers would pay for hearing and settlement procedures to address various challenges by interveners to the inputs and calculations underlying the formula rate.

13. Commitments and Contingencies

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

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the plaintiff that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the 14 affected facilities. Because of the wide range of potential outcomes, Duke Energy is unable to estimate its costs to comply at this time.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The emission controls Duke Energy is installing to comply with state specific clean air legislation will contribute significantly to achieving compliance with the CAIR requirements. Additionally, Duke Energy plans to spend approximately $120 million between 2009 and 2013 (approximately $85 million in Ohio and $35 million in Indiana) to comply with Phase 1 of the CAIR. Duke Energy is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule in Indiana. Duke Energy Ohio received partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP and continues to be able to recover a portion of these costs through the ESP.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $365 million over the period 2009-2013 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $54 million and $55 million as of March 31, 2009 and December 31, 2008, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy’s plants have been subject to these allegations. Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio and Duke Energy Indiana alleging various violations of the CAA for various projects at six Duke Energy owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. Additionally, the plaintiffs had claimed that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station.

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy was not previously found liable. In a subsequent order rendered on January 12, 2009, the Court also ordered Duke Energy to pay plaintiffs’ costs incurred in preparing and filing the motion for a new trial. A new liability trial is scheduled to begin on May 11, 2009. The remedy trial for violations

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

already established at the Wabash River Station and W.C. Beckjord Station was held during the week beginning February 2, 2009. The parties are awaiting a decision from the trial court. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy trial in February addressed only the appropriate injunctive relief. Plaintiffs are seeking numerous types of injunctive relief including installation of monitoring equipment, ceasing operations and remediation of alleged excess emissions from the Wabash River units.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy violated the CAA when it undertook various unnamed maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. The District Court denied that motion and the case is now in the discovery phase. Trial has been set to commence in January 2011.

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

Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In June 2008, Duke Energy Carolinas announced that it would voluntarily perform a MACT assessment of air emission controls planned for Cliffside Unit 6. In July 2008, Duke Energy Carolinas submitted the results of the assessment to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment and on August 11, 2008, Duke Energy Carolinas filed a motion to dismiss. Both motions were argued on October 16, 2008. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking the DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the Clean Air Act and submitting a MACT determination application. The DAQ held public hearings on January 15, 2009 in Forest City, North Carolina and on January 22, 2009 in Statesville, North Carolina to allow public comment on the DAQ’s proposal to find Cliffside Unit 6 a minor source of HAPs. The meeting notices were accompanied with a draft permit that includes the minor source limits and monitoring requirements that make the limits enforceable. The DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing additional conditions to assure that emissions stay below the major source threshold. A trial is scheduled for August 2009. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 Order to reverse the court’s determination that Duke Energy Carolinas violated the CAA. The trial court has set a trial commencing in June 2009 to hear outstanding remedy issues.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Price Reporting Cases. A total of 13 lawsuits have been filed against Duke Energy affiliates and other energy companies. Ten of these cases have been consolidated into a single proceeding. In February 2008, the judge in this proceeding granted a motion to dismiss one of the cases and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied and on January 9, 2009, the court ruled that plaintiffs lacked standing to pursue their remaining claims and granted certain defendants’ motion for summary judgment. In February 2009, the same judge dismissed Duke Energy Carolinas from that case as well as four other cases of the consolidated cases. One case was filed in Tennessee state court, which dismissed the case on filed rate and preemption grounds. That case was appealed to the Tennessee Court of Appeals, where oral argument was heard in November 2007. The Tennessee Court of Appeals reversed this lower court ruling in October 2008 and on December 23, 2008, defendants’ application for permission to appeal to the Tennessee Supreme Court was granted in April 2009. On January 13, 2009, another case pending in Missouri state court, was dismissed on the grounds that the plaintiff lacked standing to bring the case and the plaintiffs have filed an appeal. On March 25, 2009, a new case was filed in Wisconsin state court. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. In October 2008, a settlement in principle was reached with the class plaintiffs in five of the ten consolidated cases. A settlement agreement has been executed by the parties and awaits approval by the court. The settlement, as currently structured, will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Ohio Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio denies the allegations made in the lawsuit. Following Duke Energy Ohio’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and Racketeer Influenced and Corrupt Organizations (RICO) statutes. Defendants have again moved to dismiss the claims. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs have filed a motion to alter or set aside the judgment.

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (Paranapanema) filed a lawsuit in the Brazilian federal court challenging the merits of a June 2007 transmission fee assessment by the Brazilian electricity regulatory agency (ANEEL). The referenced assessment, resolution 497/2007 (the Resolution), purports to impose additional transmission fees (retroactive to July 1, 2004) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new assessments are based upon a flat-fee charge that fails to take into account the proportional usage by each generator. Pursuant to the Resolution, Paranapanema was assessed approximately $35 million, inclusive of interest. On July 29, 2008, the federal court granted a request by Paranapanema to enjoin payment obligations associated with the Resolution while the lawsuit remains pending before the Brazilian court. That injunction was appealed and reversed on January 28, 2009 by a single appellate court judge. On February 3, 2009, Paranapanema filed a motion for reconsideration. That motion was denied; however, the injunction issue is now being considered by a three-member appellate tribunal. On February 6, 2009, Paranapanema filed its brief on the merits. A final decision on both the injunction ruling and the merits is pending before the appellate court. On March 23, 2009 ANEEL reissued its transmission fee assessment. Paranapanema continues to refuse payment and will request an order from the Brazilian court providing for deposit of all disputed sums in the court’s registry pending resolution on the merits of the parties’ dispute. Based upon Paranapanema’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL assessed an additional fine against Paranapanema in the amount of approximately $6 million. Payment of the additional fine will be suspended while the propriety of such fine is being evaluated in the Brazilian courts.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,019 million and $1,031 million as of March 31, 2009 and December 31, 2008, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,074 million in excess of the self insured retention. Insurance recoveries of approximately $1,007 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of March 31, 2009 and December 31, 2008, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy has exposure to certain legal matters that are described herein. As of March 31, 2009 and December 31, 2008, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1 billion and $1.1 billion, respectively, for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of March 31, 2008 and December 31, 2008, Duke Energy recognized approximately $1,007 million and $1,032 million, respectively, of probable insurance recoveries related to these losses.

Duke Energy expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

DEGS of Narrows, L.L.C. Investigation. In October 2006, Duke Energy began an internal investigation into improper data reporting to the EPA regarding air emissions under the NOx Budget Program at Duke Energy’s DEGS of Narrows, L.L.C. power plant facility in Narrows, Virginia. The investigation has revealed evidence of falsification of data by an employee relating to the quality assurance testing of its continuous emissions monitoring system to monitor heat input and NOx emissions. In December 2006, Duke Energy voluntarily disclosed the potential violations to the EPA and Virginia Department of Environmental Quality (VDEQ), and in January 2007, Duke Energy made a full written disclosure of the investigation’s findings to the EPA and the VDEQ. In December 2007, the EPA issued a notice of violation. On March 19, 2009, the EPA advised that it will not pursue criminal charges against Duke Energy, and negotiations can resume resolving the civil violation of the Clean Air Act identified in the December 2007 notice of violation. Duke Energy has taken appropriate disciplinary action, including termination, with respect to the employees involved with the false reporting. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with civil proceedings in this matter.

General. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 14.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In addition, Duke Energy enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as derivatives or qualifying hedge positions.

14. Guarantees and Indemnifications

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

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy, or International Energy, or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for certain guarantees discussed below that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee obligations.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of March 31, 2009 was approximately $477 million. Of this amount, approximately $212 million relates to guarantees issued on behalf of less than wholly-owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Approximately $284 million of the guarantees expire between 2009 and 2028, with the remaining performance guarantees having no contractual expiration. In addition, as discussed above, Spectra Capital is in the process of assigning to Duke Energy performance guarantees with maximum potential amounts of future payments of approximately $320 million. During the assignment period, Duke Energy has indemnified Spectra Capital for any losses incurred as a result of these guarantees.

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

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party, as well as used bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. As of March 31, 2009, Duke Energy has guaranteed approximately $70 million of outstanding surety bonds and letters of credit related to obligations of non-wholly-owned entities, substantially all of which relates to projects at Crescent. This amount represents the face value of the guarantees; however, Crescent has already completed a portion of its obligations under these guarantees. Management has estimated that potential exposure under these obligations was approximately $40 million should Crescent fail to perform under its obligations related to certain projects. During the three months ended March 31, 2009, Duke

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Energy determined that it was probable under SFAS No. 5 that it will be required to perform under certain of these guarantee obligations and recorded a charge of approximately $33 million associated with these obligations.

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

At March 31, 2009, the amounts recorded on the Consolidated Balance Sheets for the guarantees and indemnifications mentioned above, including performance guarantees associated with projects at Crescent for which it is probable that Duke Energy will be required to perform, is approximately $44 million. This amount is recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

15. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy adopted SFAS No. 157. Through December 31, 2008, Duke Energy’s adoption of SFAS No. 157 was limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy as a result of the adoption of SFAS No. 157.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at March 31, 2009 and December 31, 2008:

	Total Fair Value Amounts at March 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$215	$—	$—	$215
Nuclear decommissioning trust fund(d)	1,346	789	557	—
Other long-term available-for-sale securities(d)	282	60	222	—
Derivative assets(b)	190	9	31	150

Total Assets	$2,033	$858	$810	$365
Derivative liabilities(c)	(348)	(169)	(75)	(104)

Net Assets	$1,685	$689	$735	$261

(a)	Approximately $164 million of auction rate securities are included in Other within Investments and Other Assets and approximately $51 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(d)	See Note 16 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(e)	$224	$—	$—	$224
Nuclear decommissioning trust fund(e)	1,436	853	583	—
Other long-term available-for-sale securities(b)(e)	314	74	240	—
Derivative assets(c)	251	9	70	172

Total Assets	$2,225	$936	$893	$396
Derivative liabilities(d)	(341)	(88)	(115)	(138)

Net Assets	$1,884	$848	$778	$258

(a)	Approximately $173 million of auction rates securities are included in Other within Investments and Other Assets and approximately $51 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(e)	See Note 16 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
	(in millions)
Balance at January 1, 2009	$224	$34	$258
Transfers in to Level 3	—	—	—
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	19	19
Fuel used in electric generation and purchased power-non-regulated	—	1	1
Total pre-tax gains (losses) included in other comprehensive income	(9)	1	(8)
Net purchases, sales, issuances and settlements	—	(6)	(6)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	—	(3)	(3)

Balance at March 31, 2009	$215	$46	$261

Pre-tax gains included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2009:
Revenue, non-regulated electric, natural gas, and other	$—	$12	$12
Fuel used in electric generation and purchased power-non-regulated	—	18	18

Total	$—	$30	$30

Balance at January 1, 2008	$15	$8	$23
Transfers in to Level 3	285	—	285
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	16	16
Total pre-tax losses included in other comprehensive income	(20)	(3)	(23)
Net purchases, sales, issuances and settlements	—	(15)	(15)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	15	15

Balance at March 31, 2008	$280	$21	$301

Pre-tax gains included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2008:
Revenue, non-regulated electric, natural gas, and other	$—	$9	$9

Total	$—	$9	$9

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

Investments in available-for-sale auction rate securities: As of March 31, 2009, Duke Energy has approximately $270 million par value (approximately $215 million fair value) of auction rate securities for which an active market does not currently exist. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

by the U.S. government. All of these securities were valued as of March 31, 2009 using measurements appropriate for Level 3 investments. The methods and significant assumptions used to determine the fair values of Duke Energy’s investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke energy’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. Valuations were determined based on a combination of broker quotes, where available, internal modeling of comparable instruments or discounted cash flow analyses. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

During the first quarter of 2009, Duke Energy adopted the provisions of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and applied the principles of these FSP’s to the valuation of its investments in auction rate debt securities. Since management does not have the intent to sell its investments in auction rate debt securities and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of its cost basis, management concluded that there were no other-than-temporary impairments necessary as of March 31, 2009. Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any other-than-temporary impairment losses should be recorded.

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

Fair Value Disclosures Required Under FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of March 31, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy could have realized in current markets.

	As of March 31, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$15,216	$15,296	$13,896	$13,981

The fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

16. Investments in Debt and Equity Securities

Duke Energy applies SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” (SFAS No. 115) to its investments in debt and equity securities and classifies its investments primarily into two categories – trading and available-for-sale. Certain investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans are classified as trading securities, which are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. Substantially all other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Consolidated Balance Sheets. Except for certain investments in debt and equity securities, primarily those held in the nuclear decommissioning trust fund (NDTF), which are discussed separately below, and investments in a

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

grantor trust at Duke Energy Indiana related to other post-retirement benefit plans, unrealized gains and losses on investments classified as available-for-sale are included in AOCI, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value is included in earnings. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

Duke Energy analyzes all debt and equity securities classified as available-for-sale to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings. There were no other-than-temporary impairment charges associated with investments in equity securities recorded during the three months ended March 31, 2009 or 2008.

Other-than-temporary impairment analysis for debt securities is based on the provisions of FSP No. FAS 115-2 and FAS 124-2, which is discussed further in Note 15. There were no other-than-temporary impairment charges associated with investments in debt securities during the three months ended March 31, 2009 and 2008.

Short-term investments. At both March 31, 2009 and December 31, 2008, Duke Energy had approximately $51 million carrying value (approximately $55 million par value) of short-term investments, which consisted of investments in auction rate debt securities that are considered available-for-sale securities under SFAS No. 115. These investments in auction rate debt securities are classified as short-term investments as these investments either have a stated maturity within the next 12 months or Duke Energy believes the investments are reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. The remaining balance of investments in auction rate debt securities are included in long-term investments and are discussed further below.

Other Long-term investments. Duke Energy invests in debt and equity securities that are held in the NDTF, in grantor trusts for investments primarily related to certain deferred compensation and other post-retirement benefit plans and in the captive insurance investment portfolio. Additionally, approximately $215 million par value (approximately $164 million carrying value) and approximately $215 million par value (approximately $173 million carrying value) of investments in auction rate debt securities have been classified as long-term at March 31, 2009 and December 31, 2008, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale under SFAS No. 115 and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term. As of March 31, 2009 and December 31, 2008, Duke Energy’s other long-term available-for-sale investments had a fair market value of $1,757 million and $1,855 million, respectively.

As of March 31, 2009 and December 31, 2008, Duke Energy’s NDTF held investments with a fair market value of approximately $1,346 million and $1,436 million, respectively. The NDTF is managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreement. Therefore, Duke Energy has limited oversight of the day-to-day management of the NDTF investments. Since day-to-day investment decisions are not made by management of Duke Energy, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy since buy and sell decisions are made by the investment manager of the NDTF. Accordingly, other-than-temporary impairment losses are recorded immediately when the fair value of individual investments held in the NDTF is less than the cost basis of the investment. However, pursuant to an order from the NCUC, all losses associated with investments in the NDTF are deferred as a regulatory asset, thus there is no impact on the earnings of Duke Energy as a result of these other-than-temporary impairment write-downs.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	March 31, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$(4)	$51	$—	$(4)	$51

Total short-term investments	$—	$(4)	$51	$—	$(4)	$51

Equity Securities	$98	$(24)	$785	$161	$(20)	$880
Corporate Debt Securities	2	—	141	5	—	124
Municipal Bonds	2	—	136	2	—	150
U.S. Government Bonds	15	—	273	18	—	292
Auction Rate Debt Securities	—	(51)	164	—	(42)	173
Other	3	(1)	258	3	(1)	236

Total long-term investments	$120	$(76)	$1,757	$189	$(63)	$1,855

(a)	Losses of approximately $166 million and $190 million as of March 31, 2009 and December 31, 2008, respectively, associated with investments held in the NDTF have been excluded from the table since, as discussed above, day-to-day investment decisions are not made by management of Duke Energy, thus the ability to hold investments in unrealized loss positions is outside the control of Duke Energy since buy and sell decisions are made by the investment manager of the NDTF. Accordingly, other-than-temporary impairment losses are recorded immediately when the fair value of individual investments held in the NDTF is less than the cost basis of the investment.

Debt securities held, which includes auction rate securities based on the stated maturity date, at March 31, 2009 mature as follows: $16 million in less than one year, $121 million in one to five years, $147 million in six to ten years and $592 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$46	$(2)	$(22)
Auction Rate Debt Securities (a)	215	(55)	—
Other	25	—	(1)

Total	$286	$(57)	$(23)

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$47	$(2)	$(18)
Auction Rate Debt Securities (a)	224	—	(46)
Other	32	—	(1)

Total	$303	$(2)	$(65)

(a)	See Note 15 for other-than-temporary impairment considerations related to investments in auction rate debt securities.

17. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to March 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 141R. In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and require-

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

ments for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R. SFAS No. 141R changes the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Subsequent to the effective date of SFAS No. 141R, the resolution of any tax contingencies relating to Cinergy that existed as of the date of the merger will be required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS No. 160). In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarified that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changed the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, SFAS No. 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For Duke Energy, SFAS No. 160 was effective as of January 1, 2009, and has been applied prospectively, except for certain presentation and disclosure requirements that were applied retrospectively. The adoption of SFAS No. 160 impacted the presentation of noncontrolling interests in Duke Energy’s Consolidated Financial Statements, as well as the calculation of Duke Energy’s effective tax rate.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position. See Note 11 for the disclosures required under SFAS No. 161.

FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). In May 2008, the FASB issued FSP APB 14-1, which addressed the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature and FSP APB 14-1 does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. For Duke Energy, FSP APB 14-1 was applicable as of January 1, 2009 and must be applied retrospectively to all prior periods presented, even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of FSP APB 14-1. Since FSP APB 14-1 did not change the accounting for Duke Energy’s 2003 issuance of $770 million of convertible debt that was fully converted to common stock during the years ended December 31, 2005, 2006 and 2007, the adoption of FSP APB 14-1 did not have any impact on Duke Energy’s historical financial statements. Future impacts of FSP APB 14-1 will be determined by whether Duke Energy issues convertible debt with cash settlement options.

FSP No. EITF 03-6-1. See Note 4 for a discussion of Duke Energy’s adoption of FSP No. EITF 03-6-1.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of March 31, 2009:

FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with SFAS No. 157 (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, FSP FAS 132(R)-1 is effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have any impact on Duke Energy’s results of operations, cash flows or financial position.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

18. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions.

The following table details the changes in Duke Energy’s unrecognized tax benefits from January 1, 2009 to March 31, 2009.

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2009	$572
Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	5
Gross decreases—tax positions in prior periods	(1)
Gross increases—current period tax positions	2
Settlements	(9)

Total Changes	(3)

Unrecognized Tax Benefits—March 31, 2009	$569

At March 31, 2009 and December 31, 2008, Duke Energy had approximately $299 million and $294 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate or a regulatory liability. At this time, Duke Energy is unable to estimate the specific effect to either. At March 31, 2009, Duke Energy has approximately $16 million that, if recognized, would affect Income From Discontinued Operations, net of tax.

It is reasonably possible that Duke Energy will reflect an approximate $50 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

Duke Energy has the following tax years open.

Jurisdiction	Tax Years
Federal	1999 and after (except for Cinergy and its subsidiaries, which are open for years 2005 and after)
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years
International	2000 and after

As of March 31, 2009 and December 31, 2008, approximately $507 million and $490 million, respectively, of federal income taxes receivable were included in Other within Current Assets on the Consolidated Balance Sheets. At March 31, 2009, this balance exceeded 5% of total current assets.

The effective tax rate for the three months ended March 31, 2009 was approximately 34% compared to approximately 32% for the three months ended March 31, 2008. The increase in the effective tax rate is due primarily to the recognition of a state tax benefit in the first quarter of 2008.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $81 million and $78 million for the three months ended March 31,2009 and 2008, respectively.

19. Variable Interest Entities

Accounts Receivable Securitization

Cinergy Receivables Company. During 2002, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky entered into an agreement to sell certain of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy remote, special purpose entity. Cinergy Receivables is a wholly-owned limited liability company of Cinergy and was formed in 2002 through a $5 million equity contribution by Cinergy to purchase certain accounts receivable of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Ken-

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

tucky. The purpose of the formation of Cinergy Receivables was to improve liquidity at the lowest possible financing cost. As a result of the securitization, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140) and, accordingly, Duke Energy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $262 million and $292 million at March 31, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at March 31, 2009 and December 31, 2008. In addition, Duke Energy’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in this case residual cash flows), which is subordinate to the retained interests held by Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

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

Per the governing purchase and sale agreement, Cinergy Receivables is required to maintain a minimum net worth of $3 million. In December 2008, Cinergy Receivables recorded a $15 million increase in its provision for uncollectible accounts which reduced its net worth below the $3 million threshold. During the first quarter of 2009, Cinergy infused approximately $3.5 million of equity into Cinergy Receivables to remedy the net worth deficiency.

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

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2009 were an anticipated credit loss ratio of 0.6%, a discount rate of 2.8% and a receivable turnover rate of 11.7%. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. Duke Energy records income from Cinergy Receivables in a similar manner. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

In December 2008, Cinergy Receivables recorded a $15 million increase in its provision for uncollectible accounts due primarily to the increasing amount of receivables greater than 90 days in arrears for Duke Energy Ohio and Duke Energy Kentucky. The greater amount of receivables in arrears is partially attributable to the economic downturn in 2008 having a negative impact on customers’ ability

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

to pay their utility bills. Cinergy Receivables, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana will continue to monitor arrearages to determine whether an other-than-temporary impairment has occurred.

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the three months ended March 31, 2009:

Three Months Ended March 31,
2009
(in millions)
Receivables sold as of March 31,	$691
Less: Retained interests	262

Net receivables sold as of March 31,	$429

Purchased beneficial interest	$3
Sales
Receivables sold	$1,598
Loss recognized on sale	13
Cash flows
Cash proceeds from receivables sold	$1,615
Collection fees received	1
Return received on retained interests	8

Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, maintenance and other on the Consolidated Statements of Operations.

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

20. Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 12 and 13, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Executive Overview

Net income attributable to Duke Energy Corporation was $344 million for the first quarter of 2009 as compared to $465 million for the first quarter of 2008. Diluted earnings per share decreased from $0.37 per share in the first quarter of 2008 to $0.27 per share in the first quarter of 2009 primarily due to the decrease in net income in the first quarter of 2009 as compared to the same period in 2008, as described further below. Income from continuing operations was $346 million for the first quarter of 2009 as compared to $464 million for the same period in 2008. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $764 million for the three months ended March 31, 2009 as compared to $897 million for the same period in 2008.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances (in millions)

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
Operating revenues	$3,312	$3,337	$(25)
Operating expenses	2,637	2,604	33
Gains on sales of other assets and other, net	6	18	(12)

Operating income	681	751	(70)
Other income and expenses, net	28	117	(89)
Interest expense	184	182	2

Income from continuing operations before income taxes	525	686	(161)
Income tax expense from continuing operations	179	222	(43)

Income from continuing operations	346	464	(118)
Income from discontinued operations, net of tax	3	2	1

Net income	349	466	(117)
Less: Net income attributable to noncontrolling interests	5	1	4

Net income attributable to Duke Energy Corporation	$344	$465	$(121)

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended March 31, 2009 as Compared to March 31, 2008. Consolidated operating revenues for the three months ended March 31, 2009 decreased approximately $25 million compared to the same period in 2008. This change was primarily driven by the following:

•

An approximate $93 million decrease at U.S. Franchised Electric and Gas. See Operating Revenues discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $34 million decrease at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information.

PART I

Partially offsetting these decreases were:

•	An approximate $87 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information; and
•	An approximate $15 million increase at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Consolidated Operating Expenses

Three Months Ended March 31, 2009 as Compared to March 31, 2008. Consolidated operating expenses for the three months ended March 31, 2009 increased approximately $33 million compared to the same period in 2008. This change was primarily driven by the following:

•	An approximate $113 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information.

Partially offsetting this increase were:

•	An approximate $51 million decrease at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information; and
•	An approximate $25 million decrease at U.S. Franchised Electric and Gas. See Operating Expenses discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information.

Consolidated Gains on Sales of Other Assets and Other, Net

Consolidated gains on sales of other assets and other, net, was approximately $6 million and $18 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in 2009 compared to 2008 is attributable primarily to lower gains on Commercial Power’s sales of emission allowances in 2009 compared to 2008.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2009 decreased approximately $70 million compared to the same period in 2008. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Consolidated other income and expenses, net for the three months ended March 31, 2009 decreased approximately $89 million compared to the same period in 2008. The decrease was driven primarily by lower equity earnings of approximately $37 million due substantially to decreased equity earnings at International Energy of approximately $33 million primarily related to its investment in National Methanol Company (NMC), an approximate $33 million charge in 2009 associated with performance guarantees issued on behalf of the Crescent JV (Crescent) and approximately $15 million of lower interest income in 2009 compared to the same period in 2008 primarily due to lower interest rates on cash and short-term investment balances.

Consolidated Interest Expense

Consolidated interest expense for the three months ended March 31, 2009 was flat compared to the same period in 2008. The increase in interest expense due to higher debt balances was offset primarily by lower interest rates on floating rate debt and commercial paper balances.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended March 31, 2009 decreased approximately $43 million compared to the same period in 2008. The decrease is primarily the result of lower pre-tax income, partially offset by a higher effective tax rate for the three months ended March 31, 2009 (34%) compared to the same period in 2008 (32%). The increase in the effective tax rate is due primarily to the recognition of a state tax benefit in the first quarter of 2008.

Consolidated Income from Discontinued Operations, Net of tax

Consolidated income from discontinued operations, net of tax, was approximately $3 million for the three months ended March 31, 2009 compared to approximately $2 million in the same period in 2008.

PART I

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting expenses attributable to non-controlling interests related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the expenses attributable to noncontrolling interests related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the gains and losses on foreign currency remeasurement and interest and dividend income on those balances are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations as it represents the results of Duke Energy’s ownership interest in operations without regard to financing methods or capital structures.

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment (in millions)

	Three Months Ended March 31,
	2009	2008
U.S. Franchised Electric and Gas	$557	$637
Commercial Power	114	146
International Energy	93	114

Total reportable segment EBIT	764	897
Other	(90)	(76)

Total reportable segment and other EBIT	674	821
Interest expense	(184)	(182)
Interest income and other(a)	27	43
Add back of noncontrolling interest component of reportable segment and Other EBIT	8	4

Consolidated income from continuing operations before income taxes	$525	$686

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

U.S. Franchised Electric and Gas

U.S. Franchised Electric and Gas includes the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), certain regulated operations of Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky).

	Three Months Ended March 31,
(in millions)	2009	2008	Increase (Decrease)
Operating revenues	$2,508	$2,601	$(93)
Operating expenses	1,974	1,999	(25)
Gains on sales of other assets and other, net	—	3	(3)

Operating income	534	605	(71)
Other income and expenses, net	23	32	(9)

EBIT	$557	$637	$(80)

Duke Energy Carolinas GWh sales(a)	20,430	22,055	(1,625)
Duke Energy Midwest GWh sales(a)(b)	14,552	16,276	(1,724)
Net proportional MW capacity in operation(c)	27,438	27,333	105

(a)	Gigawatt-hours (GWh)
(b)	Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest
(c)	Megawatt (MW)

PART I

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three months ended March 31, 2009 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended March 31, 2009
Residential sales(a)	4.8%
General service sales(a)	0.9%
Industrial sales(a)	(18.7)%
Wholesale sales	(29.0)%
Total Duke Energy Carolinas sales(b)	(7.4)%
Average number of customers	0.8%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the three months ended March 31, 2009 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended March 31, 2009
Residential sales(a)	(0.4)%
General service sales(a)	(2.7)%
Industrial sales(a)	(20.2)%
Wholesale sales	(20.5)%
Total Duke Energy Midwest sales(b)	(10.6)%
Average number of customers	(0.3)%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended March 31, 2009 as Compared to March 31, 2008

Operating Revenues. The decrease was driven primarily by:

•

A $59 million decrease in fuel revenues (including emission allowances) driven primarily by lower natural gas fuel rates primarily in Ohio and Kentucky, decreased demand from retail and near-term wholesale customers and declining emission allowance revenues in Indiana, partially offset by higher fuel rates for electric retail customers in all jurisdictions. Fuel revenues represent sales to retail and wholesale customers;

•	A $37 million decrease in weather adjusted sales volumes to retail customers reflecting the overall declining economic conditions, which are primarily impacting the industrial sector; and
•

A $10 million net decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes on near-term sales as a result of weak market conditions driven by declining natural gas prices, partially offset by increased sales volumes to customers served under long-term contracts.

Partially offsetting these decreases was:

•

A $13 million net increase in rate riders and retail rates primarily due to an increase in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers, partially offset by the expiration of the one-time increment rider related to merger savings that was included in North Carolina rates in 2008.

Operating Expenses. The decrease was driven primarily by:

•

A $64 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to lower prices for natural gas purchased for resale and used in electric generation, reduced purchased power and lower volume of coal used in electric generation, partially offset by higher coal prices.

Partially offsetting these decreases were:

•

A $31 million increase in operating and maintenance expense primarily due to higher storm costs largely as a result of an ice storm in the Midwest in January 2009 and a snow storm in the Carolinas in March 2009; and

•	A $17 million increase in property and other taxes due primarily to a property tax refund in the Carolinas received in the first quarter of 2008 and overall higher property and payroll taxes.

PART I

Other Income and Expenses, net. The decrease resulted primarily from a lower equity component of allowance for funds used during construction (AFUDC) due substantially to a favorable 2008 Indiana Utility Regulatory Commission (IURC) ruling.

EBIT. The decrease resulted primarily from lower weather adjusted sales volumes, higher operation and maintenance costs reflecting increased storm costs, higher property and other taxes and lower wholesale power revenues. These negative impacts were partially offset by overall net higher retail rates and rate riders.

Matters Impacting Future U.S. Franchised Electric and Gas Results

U.S. Franchised Electric and Gas evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” For further information on key assumptions that impact U.S. Franchised Electric and Gas’ goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of the August 2008 annual impairment test, the fair value of U.S. Franchised Electric and Gas’ reporting units exceeded their respective carrying values, thus no goodwill impairment charges were recorded. However, management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying values of the U.S. Franchised Electric and Gas reporting units have been impaired. Should any such triggering events or circumstances occur in 2009 prior to the annual August 2009 testing date that would more likely than not reduce the fair value of a reporting unit below its carrying value, management would perform an interim detailed impairment test of U.S. Franchised Electric and Gas’ goodwill and it is possible that goodwill impairment charges could be recorded as a result of these tests. At March 31, 2009, the U.S. Franchised Electric and Gas segment had goodwill of approximately $3.5 billion.

Commercial Power

	Three Months Ended March 31,
(in millions)	2009	2008	Increase (Decrease)
Operating revenues	$537	$450	$87
Operating expenses	436	323	113
Gains on sales of other assets and other, net	5	14	(9)

Operating income	106	141	(35)
Other income and expenses, net	8	5	3

EBIT	$114	$146	$(32)

Actual plant production, GWh	6,296	5,919	377
Proportional megawatt capacity in operation	7,920	7,550	370

Three Months Ended March 31, 2009 as compared to March 31, 2008

Operating Revenues. The increase was primarily driven by:

•

A $42 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the Electric Security Plan (ESP) in 2009, net of milder weather and lower volumes due to the overall declining economic conditions in 2009 compared to 2008;

•

A $30 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $19 million in 2009 compared to losses of $11 million in 2008; and

•	A $27 million increase in revenues due to higher generation volumes and PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008.

Partially offsetting these increases was:

•	A $12 million decrease in wholesale electric revenues due to lower generation margin and hedge realization in 2009 compared to 2008.

Operating Expenses. The increase was primarily driven by:

•	A $66 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $8 million in 2009 compared to gains of $58 million in 2008; and

PART I

•	A $22 million increase in plant maintenance expenses resulting from increased plant outages and maintenance in 2009 compared to 2008; and
•	A $21 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to higher generation volumes in 2009 compared to 2008.

Gains on Sales of Other Assets and Other, net. The decrease in 2009 compared to 2008 is attributable to lower gains on sales of emission allowances in 2009 compared to 2008.

Other Income and Expenses, net. The increase is driven by higher equity earnings in unconsolidated affiliates, primarily as a result of the acquisition of Catamount in September 2008.

EBIT. The decrease is primarily attributable to lower mark-to-market earnings on economic hedges due to decreasing commodity prices, increased plant maintenance expenses and fewer gains on sales of emission allowances, partially offset by higher retail revenue pricing as a result of the implementation of the ESP and higher margins from the Midwest gas-fired assets due to increased generation volumes and PJM capacity revenues.

Matters Impacting Future Commercial Power Results

Commercial Power evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” For further information on key assumptions that impact Commercial Power’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of the August 2008 annual impairment test, the fair value of Commercial Power’s reporting units exceeded their respective carrying values, thus no goodwill impairment charges were recorded. However, management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying values of Commercial Power’s reporting units have been impaired. Should any such triggering events or circumstances occur in 2009 prior to the annual August 2009 testing date that would more likely than not reduce the fair value of a reporting unit below its carrying value, management would perform an interim detailed impairment test of Commercial Power’s goodwill and it is possible that goodwill impairment charges could be recorded as a result of these tests. At March 31, 2009, the Commercial Power segment had goodwill of approximately $960 million.

International Energy

	Three Months Ended March 31,
(in millions)	2009	2008	Increase (Decrease)
Operating revenues	$255	$289	$(34)
Operating expenses	161	212	(51)

Operating income	94	77	17
Other income and expenses, net	6	42	(36)
Expense attributable to noncontrolling interests	7	5	2

EBIT	$93	$114	$(21)

Sales, GWh	4,658	4,244	414
Proportional megawatt capacity in operation	4,014	4,005	9

Three Months Ended March 31, 2009 as Compared to March 31, 2008

Operating Revenues. The decrease was driven primarily by:

•	A $25 million decrease in Central America due to lower average sales prices and volumes due to decreased demand and unfavorable hydrology;
•	A $12 million decrease in Brazil due to unfavorable exchange rates, partially offset by higher dispatch; and
•	A $9 million decrease in Peru due to lower hydrocarbon sales prices.

Partially offsetting these decreases were:

•	A $6 million increase in Argentina due to higher dispatch; and
•	A $6 million increase in Ecuador due to increased sales volumes as a result of favorable hydrology.

PART I

Operating Expenses. The decrease was driven primarily by:

•	A $31 million decrease in Central America primarily due to lower fuel costs;
•	A $17 million decrease in Brazil due to favorable exchange rates, lower purchased power costs and reversal of bad debt provision; and
•	A $14 million decrease in Peru due to lower hydrocarbon royalty fees.

Partially offsetting these decreases was:

•	A $4 million increase in Ecuador due to higher fuel consumption.

Other Income and Expenses, net. The decrease was primarily driven by a $26 million decrease in equity earnings from NMC due to lower methanol and methyl tertiary butyl ether (MTBE) prices and a $7 million decrease in equity earnings from Attiki Gas Supply S.A. (Attiki) due to lower sales volumes and prices and higher average gas costs.

EBIT. The decrease was primarily due to unfavorable equity earnings from NMC and Attiki, and unfavorable exchange rates, primarily in Brazil, partially offset by favorable dispatch in Brazil.

Matters Impacting Future International Energy Results

International Energy evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” For further information on key assumptions that impact International Energy’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of the August 2008 annual impairment test, the fair value of International Energy’s reporting unit exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, management is continuing to monitor the impact of recent regulatory, market and economic events, including the impacts of foreign exchange rates in all jurisdictions, as well as the impacts of commodity prices, such as crude oil, on the results of NMC, to determine if it is more likely than not that the carrying value of International Energy’s reporting unit has been impaired. Should any such triggering events or circumstances occur in 2009 prior to the annual August 2009 testing date that would more likely than not reduce the fair value of a reporting unit below its carrying value, management would perform an interim detailed impairment test of International Energy’s goodwill and it is possible that goodwill impairment charges could be recorded as a result of these tests. At March 31, 2009, the International Energy segment had goodwill of approximately $260 million.

Other

	Three Months Ended March 31,
(in millions)	2009	2008	Increase (Decrease)
Operating revenues	$36	$21	$15
Operating expenses	88	94	(6)
Gains on sales of other assets and other, net	1	1	—

Operating income	(51)	(72)	21
Other income and expenses, net	(38)	(5)	(33)
Expense (benefit) attributable to noncontrolling interest	1	(1)	2

EBIT	$(90)	$(76)	$(14)

Three Months Ended March 31, 2009 as Compared to March 31, 2008

Operating Income. The increase was primarily due to lower corporate costs and favorable results at Bison.

Other Income and Expenses, net. The increase in net expense was due primarily to a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

EBIT. The decrease was due primarily to a 2009 charge related to performance guarantees issued on behalf of Crescent, partially offset by lower corporate costs and favorable results at Bison.

PART I

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities was approximately $190 million for the three months ended March 31, 2009 compared to approximately $1,012 million for the same period in 2008, a decrease in cash provided of approximately $822 million. This change was driven primarily by:

•	Net income of $349 million in the three months ended March 31, 2009 compared to $466 million for the same period in 2008, and
•	An approximate $500 million increase in contributions to company sponsored pension plans.

Investing Cash Flows

Net cash used in investing activities was approximately $894 million for the three months ended March 31, 2009 compared to approximately $1,075 million for the same period in 2008, a decrease in cash used of approximately $181 million. This change was driven primarily by an approximate $180 million decrease in capital and investment expenditures.

Financing Cash Flows and Liquidity

Net cash provided by financing activities was approximately $919 million for the three months ended March 31, 2009 compared to approximately $27 million for the same period in 2008, an increase in cash provided of approximately $892 million. This change was driven primarily by:

•

An approximate $955 million increase in proceeds from issuances of long-term debt, net of repayments, as a result of net issuances of approximately $1,315 million during 2009 as compared to net issuances of approximately $360 million during 2008,

•	An approximate $160 million increase in proceeds from the issuance of common stock related to employee benefit plans, partially offset by,
•	An approximate $200 million increase in payments for redemption of notes payable and commercial paper.

Significant Financing Activities. In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance will be used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance will be used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

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

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan and other internal plans, including 401(k) plans. Duke Energy currently anticipates issuing up to an aggregate of approximately $600 million of common stock associated with these programs. Approximately $170 million proceeds from the sale of common stock was received during the first quarter of 2009 associated with these plans.

In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carry a fixed interest rate of 5.25% and mature January 15, 2018 and $500 million carry a fixed interest rate of 6.00% and mature January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in late 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated at the time of issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million, which was recorded as a component of Accumulated Other Comprehensive Income (AOCI) and will be amortized as a component of interest expense over the life of the debt.

PART I

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2009, Duke Energy was in compliance with all covenants related to its significant credit agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Through May 1, 2009, the credit ratings of Duke Energy and its subsidiaries were unchanged from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Other Matters

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,074 million in excess of the self insured retention. Insurance recoveries of approximately $1,007 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of March 31, 2009. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current rating.

Off-Balance Sheet Arrangements

During the first quarter of 2009, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2008.

During the three months ended March 31, 2009, Duke Energy determined that is was probable that it will be required to perform under certain Crescent guarantee obligations and recorded a charge of approximately $33 million associated with these obligations.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the first quarter of 2009, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2008.

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of March 31, 2009:

FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with SFAS No. 157 (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, FSP FAS 132(R)-1 is effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have any impact on Duke Energy’s results of operations, cash flows or financial position.

PART I

Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Note 12, “Regulatory Matters,” and Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements.

PART I

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2009, see Note 12 to the Consolidated Financial Statements, “Regulatory Matters” and Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect Duke Energy’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy or that Duke Energy currently deems to be immaterial also may materially adversely affect Duke Energy’s financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for First Quarter of 2009

There were no issuer purchases of equity securities during the first quarter of 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the first quarter of 2009.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
4.1	Second Supplemental Indenture, dated as of January 26, 2009, to the Indenture, dated as of June 3, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on Form 8-K of Duke Energy
Corporation, January 26, 2009, File No. 1-32853, as Exhibit 4.1).

10.1**	Employment Agreement, dated February 19, 2009, by and between Duke Energy Corporation and James E. Rogers (filed on Form 8-K of Duke Energy Corporation, February 25, 2009, File No. 1-32853, as Exhibit 10.1).

10.2**	Form of Phantom Stock Award Agreement, by and between Duke Energy Corporation and James E. Rogers (filed on Form 8-K of Duke Energy Corporation, February 25, 2009, File No. 1-32853, as Exhibit 10.2).

10.3**	Form of Nonqualified Stock Option Agreement, by and between Duke Energy Corporation and James E. Rogers (filed on Form 8-K of Duke Energy Corporation, February 25, 2009, File No. 1-32853, as Exhibit 10.3).

10.4**	Form of Performance Award Agreement, by and between Duke Energy Corporation and James E. Rogers (filed on Form 8-K of Duke Energy Corporation, February 25, 2009, File No. 1-32853, as Exhibit 10.4).

10.5**	Form of Performance Award Agreement (filed on Form 8-K of Duke Energy Corporation, February 25, 2009, File No. 1-32853, as Exhibit 10.5).

10.6**	Form of Phantom Stock Award Agreement (filed on Form 8-K of Duke Energy Corporation, February 25, 2009, File No. 1-32853, as Exhibit 10.6).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CORPORATION

Date: May 8, 2009	/s/ DAVID L. HAUSER
David L. Hauser
Group Executive and
Chief Financial Officer

Date: May 8, 2009	/s/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller