Form 10-Q
period 2009-06-30
Duke Energy CORP
filed 2009-08-07
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 Or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.001, outstanding as of August 3, 2009    1,296,723,582

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2009

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
•

Construction and development risks associated with the completion of Duke Energy’s capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner;

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Regulated electric	$2,388	$2,279	$4,933	$4,512
Non-regulated electric, natural gas and other	431	837	898	1,584
Regulated natural gas	94	113	394	470
Total operating revenues	2,913	3,229	6,225	6,566
Operating Expenses
Fuel used in electric generation and purchased power—regulated	772	755	1,621	1,441
Fuel used in electric generation and purchased power—non-regulated	157	288	305	554
Cost of natural gas and coal sold	54	83	276	362
Operation, maintenance and other	848	877	1,659	1,662
Depreciation and amortization	407	418	821	831
Property and other taxes	160	158	353	333
Total operating expenses	2,398	2,579	5,035	5,183
Gains on Sales of Other Assets and Other, net	13	33	19	51
Operating Income	528	683	1,209	1,434
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	19	(61)	25	(18)
Other income and expenses, net	100	75	122	149
Total other income and expenses	119	14	147	131
Interest Expense	186	194	370	376
Income From Continuing Operations Before Income Taxes	461	503	986	1,189
Income Tax Expense from Continuing Operations	177	167	356	389
Income From Continuing Operations	284	336	630	800
(Loss) Income From Discontinued Operations, net of tax	(2)	13	1	15
Net Income	282	349	631	815
Less: Net Income (Loss) Attributable to Noncontrolling Interests	6	(2)	11	(1)
Net Income Attributable to Duke Energy Corporation	$276	$351	$620	$816

Earnings Per Share—Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.22	$0.27	$0.48	$0.63
Diluted	$0.22	$0.27	$0.48	$0.63
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.21	$0.28	$0.48	$0.64
Diluted	$0.21	$0.28	$0.48	$0.64
Dividends per share	$0.47	$0.45	$0.70	$0.67
Weighted-average shares outstanding
Basic	1,288	1,264	1,284	1,264
Diluted	1,289	1,266	1,285	1,266

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$706	$986
Short-term investments	4	51
Receivables (net of allowance for doubtful accounts of $46 at June 30, 2009 and $42 at December 31, 2008)	1,511	1,653
Inventory	1,368	1,135
Other	1,802	1,448
Total current assets	5,391	5,273
Investments and Other Assets
Investments in equity method unconsolidated affiliates	466	473
Nuclear decommissioning trust funds	1,513	1,436
Goodwill	4,741	4,720
Intangibles, net	621	680
Notes receivable	135	134
Other	2,598	2,577
Total investments and other assets	10,074	10,020
Property, Plant and Equipment
Cost	52,356	50,304
Less accumulated depreciation and amortization	16,927	16,268
Net property, plant and equipment	35,429	34,036
Regulatory Assets and Deferred Debits
Deferred debt expense	256	257
Regulatory assets related to income taxes	664	625
Other	2,895	2,866
Total regulatory assets and deferred debits	3,815	3,748
Total Assets	$54,709	$53,077

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	June 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,015	$1,477
Notes payable and commercial paper	399	543
Taxes accrued	360	362
Interest accrued	215	187
Current maturities of long-term debt	901	646
Other	1,251	1,130
Total current liabilities	4,141	4,345
Long-term Debt	14,433	13,250
Deferred Credits and Other Liabilities
Deferred income taxes	5,895	5,117
Investment tax credits	142	148
Asset retirement obligations	2,657	2,567
Other	6,081	6,499
Total deferred credits and other liabilities	14,775	14,331
Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,294 million and 1,272 million shares outstanding at June 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	20,425	20,106
Retained earnings	1,321	1,607
Accumulated other comprehensive loss	(521)	(726)
Total Duke Energy Corporation shareholders’ equity	21,226	20,988
Noncontrolling Interests	134	163
Total equity	21,360	21,151
Total Liabilities and Equity	$54,709	$53,077

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$631	$815
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	917	908
Gains on sales of other assets	(19)	(75)
Impairments and other charges	12	—
Deferred income taxes	716	286
Equity in (earnings) loss of unconsolidated affiliates	(25)	18
Contributions to qualified pension plans	(500)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(18)	(103)
Receivables	200	(79)
Inventory	(227)	(9)
Other current assets	(338)	24
Increase (decrease) in
Accounts payable	(300)	(54)
Taxes accrued	49	26
Other current liabilities	(130)	(118)
Other assets	(1)	72
Other liabilities	50	(16)
Net cash provided by operating activities	1,017	1,695
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,900)	(2,142)
Investment expenditures	(66)	(10)
Acquisitions, net of cash acquired	(114)	—
Purchases of available-for-sale securities	(1,845)	(32,238)
Proceeds from sales and maturities of available-for-sale securities	1,826	31,723
Net proceeds from the sales of other assets and sales of and collections on notes receivable	44	78
Purchases of emission allowances	(38)	(23)
Sales of emission allowances	27	80
Change in restricted cash	(40)	17
Other	(27)	(12)
Net cash used in investing activities	(2,133)	(2,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,064	2,393
Issuance of common stock related to employee benefit plans	286	23
Payments for the redemption of long-term debt	(729)	(803)
Notes payable and commercial paper	(148)	(187)
Distributions to noncontrolling interests	(33)	(1)
Contributions from noncontrolling interests	—	3
Dividends paid	(596)	(549)
Other	(8)	(8)
Net cash provided by financing activities	836	871
Net (decrease) increase in cash and cash equivalents	(280)	39
Cash and cash equivalents at beginning of period	986	678
Cash and cash equivalents at end of period	$706	$717

Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$241	$125
Dividends declared but not paid	$310	$291

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$2	$(74)	$21,199	$180	$21,379
Net income	—	—	—	816	—	—	—	—	816	(1)	815
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	123	—	—	—	123	7	130
Net unrealized loss on cash flow hedges(a)	—	—	—	—	—	(12)	—	—	(12)	—	(12)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	5	—	—	5	—	5
SFAS No. 158 amortization(c)	—	—	—	—	—	—	—	12	12	—	12
Unrealized loss on investments in auction rate securities(d)	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Reclassification of losses on investments in auction rate securities and other available for sale securities into earnings(e)	—	—	—	—	—	—	2	—	2	—	2
Other(f)	—	—	—	—	—	—	(8)	—	(8)	—	(8)

Total comprehensive income									922	6	928
Common stock issuances, including dividend reinvestment and employee benefits	3	—	41	—	—	—	—	—	41	—	41
Common stock dividends	—	—	—	(850)	—	—	—	—	(850)	—	(850)
Additional amounts related to the spin-off of Spectra Energy	—	—	—	(11)	—	—	—	—	(11)	3	(8)

Balance June 30, 2008	1,265	$1	$19,974	$1,353	$116	$(61)	$(20)	$(62)	$21,301	$189	$21,490

Balance December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151
Net income	—	—	—	620	—	—	—	—	620	11	631
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	177	—	—	—	177	9	186
Net unrealized gain on cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	14	—	—	14	—	14
SFAS No. 158 amortization(c)	—	—	—	—	—	—	—	18	18	—	18
Unrealized loss on investments in auction rate securities (d)	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Other(f)	—	—	—	—	—	—	1	—	1	—	1

Total comprehensive income									825	20	845
Common stock issuances, including dividend reinvestment and employee benefits	22	—	305	—	—	—	—	—	305	—	305
Purchases and other changes in noncontrolling interest in subsidiaries	—	—	14	—	—	—	—	—	14	(49)	(35)
Common stock dividends	—	—	—	(906)	—	—	—	—	(906)	—	(906)

Balance June 30, 2009	1,294	$1	$20,425	$1,321	$(129)	$(26)	$(33)	$(333)	$21,226	$134	$21,360

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME—(Continued)

(Unaudited)

(In millions)

(a)	Net unrealized gains (losses) on cash flow hedges, net of insignificant tax expense in 2009 and $5 tax benefit in 2008.
(b)	Reclassification into earnings from cash flow hedges, net of $8 tax expense in 2009 and $2 tax expense in 2008.
(c)	Net of $9 tax expense in 2009 and $7 tax expense in 2008.
(d)	Net of $3 tax benefit in 2009 and $11 tax benefit in 2008.
(e)	Net of $2 tax expense in 2008.
(f)	Net of insignificant tax expense in 2009 and $6 tax benefit in 2008.

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

Reclassifications. Certain prior period amounts on the Unaudited Consolidated Financial Statements have been reclassified in connection with the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS No. 160) on January 1, 2009, as discussed in Note 18, the effects of which require retrospective application to the Unaudited Consolidated Financial Statements.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables in the Consolidated Balance Sheets, were approximately $406 million and $390 million at June 30, 2009 and December 31, 2008, respectively. Additionally, Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Kentucky, Inc. (Duke Energy Kentucky) and Duke Energy Indiana, Inc. (Duke Energy Indiana) sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable and related collections to Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy Corp. (Cinergy), a wholly-owned subsidiary of Duke Energy. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (SFAS No. 140), and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled revenues of approximately $192 million and $266 million at June 30, 2009 and December 31, 2008, respectively, related to retail and wholesale accounts receivable at Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana were included in the sales of accounts receivable to Cinergy Receivables. See Note 20 for additional information regarding Cinergy Receivables.

Other Liabilities. At June 30, 2009 and December 31, 2008, approximately $2,218 million and $2,162 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, this balance exceeded 5% of total liabilities.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Dividends payable, which are recorded in Other within Current Liabilities in the Consolidated Balance Sheets, were approximately $323 million and $10 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, this balance exceeded 5% of total current liabilities.

Reapplication of SFAS No. 71 to Portions of Generation in Ohio. Commercial Power’s generation operations in the Midwest include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Prior to December 17, 2008, Commercial Power did not apply the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the Public Utilities Commission of Ohio (PUCO) approved the Duke Energy Ohio Electric Security Plan (ESP), which resulted in the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations as of that date.

From January 1, 2005 through December 31, 2008, Commercial Power had been operating under a Rate Stabilization Plan (RSP), which was a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that, upon the expiration of the RSP, there would be a move to full competitive markets. Accordingly, Commercial Power did not apply the provisions of SFAS No. 71 to any of its generation operations prior to December 17, 2008. As discussed further in Note 13, in April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a Market Rate Option (MRO). The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP, and with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The ESP became effective on January 1, 2009.

In connection with the approval of the ESP, Duke Energy reassessed the applicability of SFAS No. 71 to Commercial Power’s generation operations as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load meet the criteria established by SFAS No. 71 for regulatory accounting treatment as SB 221 and Duke Energy Ohio’s approved ESP enhanced the recovery mechanism for certain costs of its generation serving native load and increased the likelihood that these operations will remain under a cost recovery model for certain costs for the remainder of the ESP period.

Under the ESP, Commercial Power bills for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Commercial Power began applying SFAS No. 71 to the corresponding RSP riders that enhanced the recovery mechanism for recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. Duke Energy will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the probability of recovery of its regulatory assets established for its native load generation operations.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Net Income Attributable to Duke Energy Corporation. The amounts included in the Consolidated Statements of Operations representing earnings attributable to Duke Energy common shareholders are as follows:

	Three Months Ended June 30,
	2009	2008
	(in millions)
Income From Continuing Operations	$278	$338
(Loss) Income From Discontinued Operations, Net of Tax	(2)	13

Net Income Attributable to Duke Energy Corporation	$276	$351

	Six Months Ended June 30,
	2009	2008
	(in millions)
Income From Continuing Operations	$619	$801
Income From Discontinued Operations, Net of Tax	1	15

Net Income Attributable to Duke Energy Corporation	$620	$816

2. Business Segments

Duke Energy operates the following business segments, which are all considered reportable business segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: U.S. Franchised Electric and Gas (which consists of the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Indiana, Duke Energy Kentucky, and certain regulated operations of Duke Energy Ohio), Commercial Power and International Energy. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy’s reportable business segments.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2009
U.S. Franchised Electric and Gas	$2,141	$8	$2,149	$500	$319
Commercial Power	473	1	474	79	49
International Energy	271	—	271	68	19

Total reportable segments	2,885	9	2,894	647	387
Other	28	14	42	(38)	20
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(186)	—
Interest income and other(a)	—	—	—	31	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	7	—

Total consolidated	$2,913	$—	$2,913	$461	$407

Three Months Ended June 30, 2008
U.S. Franchised Electric and Gas	$2,396	$6	$2,402	$503	$333
Commercial Power	479	2	481	235	42
International Energy	334	—	334	116	21

Total reportable segments	3,209	8	3,217	854	396
Other	20	15	35	(189)	22
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(194)	—
Interest income and other(a)	—	—	—	29	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	3	—

Total consolidated	$3,229	$—	$3,229	$503	$418

Six Months Ended June 30, 2009
U.S. Franchised Electric and Gas	$4,641	$16	$4,657	$1,057	$641
Commercial Power	1,008	3	1,011	193	104
International Energy	526	—	526	161	38

Total reportable segments	6,175	19	6,194	1,411	783
Other	50	28	78	(128)	38
Eliminations	—	(47)	(47)	—	—
Interest expense	—	—	—	(370)	—
Interest income and other(a)	—	—	—	58	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	15	—

Total consolidated	$6,225	$—	$6,225	$986	$821

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Six Months Ended June 30, 2008
U.S. Franchised Electric and Gas	$4,991	$12	$5,003	$1,140	$665
Commercial Power	926	5	931	381	85
International Energy	623	—	623	230	42

Total reportable segments	6,540	17	6,557	1,751	792
Other	26	30	56	(265)	39
Eliminations	—	(47)	(47)	—	—
Interest expense	—	—	—	(376)	—
Interest income and other(a)	—	—	—	72	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	7	—

Total consolidated	$6,566	$—	$6,566	$1,189	$831

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	June 30, 2009	December 31, 2008
	(in millions)
U.S. Franchised Electric and Gas	$40,542	$39,556
Commercial Power	7,582	7,467
International Energy	3,708	3,309

Total reportable segments	51,832	50,332
Other	2,584	2,605
Reclassifications(a)	293	140

Total consolidated assets	$54,709	$53,077

(a)	Primarily represents reclassification of federal tax balances in consolidation.

3. Acquisitions and Dispositions and Sales of Other Assets

Acquisitions. In June 2009, Duke Energy completed the purchase of the remaining 25% noncontrolling interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $28 million. Subsequent to this transaction, Duke Energy owns 100% of Aguaytia. As the carrying value of the noncontrolling interest was approximately $42 million at the date of acquisition, Duke Energy’s consolidated equity increased approximately $14 million as a result of this transaction. Cash paid for acquiring this additional ownership interest is included in Distributions to minority interests within Net cash provided by financing activities on the Consolidated Statements of Cash Flows.

In June 2009, Duke Energy acquired North Allegheny Wind, LLC (North Allegheny) in Western Pennsylvania for approximately $124 million, of which approximately $114 million was paid on the transaction date, with the remaining $10 million paid in July 2009. The fair value of the net assets acquired were determined primarily using a discounted cash flow model as the output of North Allegheny is contracted for 23  1/2 years under a fixed price purchased power agreement. Substantially all of the fair value of the acquired net assets has been attributed to property, plant and equipment. There was no goodwill associated with this transaction. North Allegheny owns 70 MW of power generating assets that are expected to begin commercially generating electricity in the third quarter of 2009.

On September 30, 2008, Duke Energy completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy owns approximately 19% of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. See Note 13 for discussion of the North Carolina Utilities Commission

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(NCUC) and the Public Service Commission of South Carolina (PSCSC) approval of Duke Energy’s petition requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

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

Dispositions. In the first quarter of 2009, Duke Energy completed the sale of two United Kingdom wind projects acquired in the Catamount acquisition. No gain or loss was recognized on these transactions. As these projects did not meet the definition of a disposal group as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), these projects were not reflected as held for sale on the Consolidated Balance Sheets prior to the completion of the sale.

Sales of Emission Allowances and Other Assets. For the three and six months ended June 30, 2009, the sale of other assets resulted in proceeds of approximately $17 million and $23 million, respectively, and net pre-tax gains of approximately $13 million and $19 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to sales of zero cost basis emission allowances by U.S. Franchised Electric and Gas and Commercial Power. For the three and six months ended June 30, 2008, the sale of other assets resulted in proceeds of approximately $33 million and $54 million, respectively, and net pre-tax gains of approximately $33 million and $51 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of zero cost basis emission allowances.

4. Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income attributable to Duke Energy by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy, as adjusted, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2009 and 2008.

	Income	Average Shares	EPS
	(in millions, except per-share amounts)
Three Months Ended June 30, 2009
Income from continuing operations attributable to Duke Energy common shareholders—basic	$278	1,288	$0.22

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders—diluted	$278	1,289	$0.22

Three Months Ended June 30, 2008
Income from continuing operations attributable to Duke Energy common shareholders—basic	$338	1,264	$0.27

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		2

Income from continuing operations attributable to Duke Energy common shareholders—diluted	$338	1,266	$0.27

Six Months Ended June 30, 2009
Income from continuing operations attributable to Duke Energy common shareholders—basic	$618	1,284	$0.48

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders—diluted	$618	1,285	$0.48

Six Months Ended June 30, 2008
Income from continuing operations attributable to Duke Energy common shareholders—basic	$800	1,264	$0.63

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		2

Income from continuing operations attributable to Duke Energy common shareholders—diluted	$800	1,266	$0.63

As of June 30, 2009 and December 31, 2008, approximately 21 million and 14 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan and other internal plans, including 401(k) plans. Duke Energy currently anticipates issuing up to an aggregate of approximately $600 million of common stock associated with these programs. Approximately $110 million and $280 million of proceeds from the sale of common stock were received during the three and six months ended June 30, 2009, respectively, associated with these plans.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for each of the three and six months ended June 30, 2009 and 2008 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(a)	2008	2009(a)	2008
	(in millions)
Stock Options	$—	$—	$2	$1
Phantom Awards	4	4	11	11
Performance Awards	8	7	12	13

Total	$12	$11	$25	$25

(a)	Excludes stock-based compensation cost capitalized of approximately $1 million and $2 million for the three and six months ended June 30, 2009, respectively. No amounts were capitalized during the three or six months ended June 30, 2008.

The tax benefit associated with the expense recorded in Income From Continuing Operations for both the three months ended June 30, 2009 and 2008 was approximately $5 million. The tax benefit associated with the expense recorded in Income From Continuing Operations for both the six months ended June 30, 2009 and 2008 was approximately $10 million.

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

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2008	19,790	$17
Granted	603	15
Exercised	(203)	9
Forfeited or expired	(1,093)	17

Outstanding at June 30, 2009	19,097	17

Exercisable at June 30, 2009	18,494	$17

There were 603,015 stock options granted during the six months ended June 30, 2009, and no stock options granted during the six months ended June 30, 2008. The options granted during the six months ended June 30, 2009 were expensed immediately. Therefore, there is no future compensation cost associated with these options.

Weighted-Average Assumptions for Option Pricing

June 30, 2009
Risk-free interest rate(1)	2.0%
Expected dividend yield(2)	5.4%
Expected life(3)	6.0 yrs.
Expected volatility(4)	26.7%
(1)	The risk free rate is based upon the U.S. Treasury Constant Maturity rates as of the grant date.
(2)	The expected dividend yield is based upon annualized dividends and the 1-year average closing stock price.
(3)	The expected term of options is derived from historical data.
(4)	Volatility is based upon 50% historical and 50% implied volatility. Historic volatility is based on Duke Energy’s historical volatility over the expected life using daily stock prices. Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On December 31, 2008, Duke Energy had approximately 19 million exercisable options with a $17 weighted-average exercise price. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was approximately $1 million and $10 million, respectively. Cash received from options exercised during the six months ended June 30, 2009 and 2008 was approximately $2 million and $23 million, respectively, with a related tax benefit of approximately $1 million and $4 million, respectively.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to four years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 1,087,001 shares (fair value of approximately $16 million, based on the market price of Duke Energy’s common stock at the grant date) during the six months ended June 30, 2009. Duke Energy awarded 931,260 shares (fair value of approximately $17 million, based on the market price of Duke Energy’s common stock at the grant date) during the six months ended June 30, 2008.

The following table summarizes information about phantom stock awards outstanding at June 30, 2009:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2008	2,446
Granted	1,087
Vested	(1,003)
Forfeited	(26)

Outstanding at June 30, 2009	2,504

As of June 30, 2009, Duke Energy had approximately $15 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.0 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 3,426,244 shares (fair value of approximately $44 million) during the six months ended June 30, 2009. Duke Energy awarded 2,375,445 shares (fair value of approximately $37 million) during the six months ended June 30, 2008.

The following table summarizes information about stock-based performance awards outstanding at June 30, 2009:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2008	4,980
Granted	3,426
Vested	(1,069)
Forfeited	(321)

Outstanding at June 30, 2009	7,016

As of June 30, 2009, Duke Energy had approximately $46 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.7 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the six months ended June 30, 2009 or 2008.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes information about other stock awards outstanding at June 30, 2009:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2008	219
Vested	(36)

Outstanding at June 30, 2009	183

As of June 30, 2009, Duke Energy had approximately $2 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.5 years.

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

	June 30, 2009	December 31, 2008
	(in millions)
Materials and supplies	$670	$661
Coal held for electric generation	695	471
Natural gas	3	3

Total inventory	$1,368	$1,135

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

First and Refunding Mortgage Bonds. In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance were used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance were used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

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

Other Debt. In June 2009, Duke Energy Indiana issued $55 million of tax-exempt fixed rate term bonds, which are due August 1, 2039 and carry a fixed interest rate of 6.00%. The proceeds from this issuance were used to refund $55 million of tax-exempt variable rate demand bonds on July 1, 2009.

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

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% and is subject to reset on a weekly basis.

Available Credit Facilities. The total credit facility capacity under Duke Energy’s master credit facility is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitations, at any time. See table below for the borrowing sub limits at June 30, 2009 for each of the Duke Energy entities with borrowing capacity under this credit facility. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain pollution control bonds.

Master Credit Facility Summary as of June 30, 2009 (in millions)(a)

	Credit Facility Capacity	Commercial Paper	Draw Down on Credit Facility	Letters of Credit	Pollution Control Bonds	Total Amount Utilized	Available Credit Facility Capacity
Duke Energy Corporation
$3,137 multi-year syndicated(b), (c), (d)	$3,137	$597	$750	$126	$340	$1,813	$1,324

(a)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding pollution control bonds.
(b)	Credit facility expires June 2012. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(c)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(d)	Contains sub limits at June 30, 2009 as follows: $1,097 million for Duke Energy, $840 million for Duke Energy Carolinas, $650 million for Duke Energy Ohio, $450 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky.

At June 30, 2009, Duke Energy and its wholly owned subsidiaries, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers), had outstanding borrowings of approximately $750 million under Duke Energy’s master credit facility as follows:

Amounts Borrowed Under Master Credit Facility
(in millions)
Duke Energy Corporation	$274
Duke Energy Ohio	279
Duke Energy Indiana	123
Duke Energy Kentucky	74

Total	$750

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The loans under the master credit facility are revolving credit loans that currently bear interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread ranging from 19 to 24 basis points. The loan for Duke Energy has a stated maturity of June 2012, while the loans for all of the other borrowers have stated maturities of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 up through the date the master credit facility matures in June 2012. Except for Duke Energy Ohio, all of the borrowers have the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, borrowings of approximately $471 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at both June 30, 2009 and December 31, 2008. As Duke Energy Ohio does not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at both June 30, 2009 and December 31, 2008 of approximately $279 million are reflected in Notes Payable and Commercial Paper within Current Liabilities on the Consolidated Balance Sheets.

At June 30, 2009 and December 31, 2008, approximately $1,023 million and $779 million, respectively, of pollution control bonds were classified as Long-Term Debt on the Consolidated Balance Sheets. Of this amount, the master credit facility served as a backstop for approximately $440 million of these pollution control bonds (of which approximately $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific credit facilities separate from the master credit facility. Additionally, at June 30, 2009 and December 31, 2008, approximately $477 million and $450 million, respectively, of commercial paper issuances were classified as Long-Term Debt on the Consolidated Balance Sheets. These pollution control bonds and commercial paper issuances, which are short-term obligations by nature, are classified as long-term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility and other specific purpose credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2009, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

8. Employee Benefit Obligations

Net periodic benefit costs disclosed in the tables below for the qualified, non-qualified and other-postretirement benefit plans represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. qualified pension plans.

Components of Net Periodic Pension Costs: Qualified Pension Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(a)	2008(a)	2009(b)	2008(b)
	(in millions)
Service cost	$22	$22	$42	$46
Interest cost on projected benefit obligation	63	66	128	128
Expected return on plan assets	(89)	(84)	(180)	(170)
Amortization of prior service cost	1	1	3	3
Amortization of loss	—	2	1	6
Other	5	5	9	10

Net periodic pension costs	$2	$12	$3	$23

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(a)	Net periodic qualified pension costs for the three months ended June 30, 2009 and 2008 excludes regulatory asset amortization of approximately $3 million and $4 million, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Net periodic qualified pension costs for each of the six months ended June 30, 2009 and 2008 excludes regulatory asset amortization of approximately $6 million, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy made an approximate $500 million contribution to its U.S. qualified pension plans. Duke Energy does not anticipate making additional contributions to its qualified or non-qualified pension plans during the remainder of 2009. There were no contributions to the U.S. qualified pension plans during the six months ended June 30, 2008.

Non-Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. non-qualified pension plans.

Components of Net Periodic Pension Costs: Non-Qualified Pension Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$1	$—	$1	$1
Interest cost on projected benefit obligation	2	3	5	5
Amortization of prior service cost	—	—	1	1
Amortization of loss	—	1	—	1

Net periodic pension costs	$3	$4	$7	$8

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(a)	2008(a)	2009(b)	2008(b)
	(in millions)
Service cost benefit	$1	$3	$3	$5
Interest cost on accumulated post—retirement benefit obligation	12	12	23	25
Expected return on plan assets	(4)	(5)	(8)	(8)
Amortization of net transition liability	2	2	5	5
Amortization of prior service credit	(2)	(1)	(4)	(3)
Amortization of (gain) loss	(1)	1	(2)	2

Net periodic post-retirement benefit costs	$8	$12	$17	$26

(a)	Net periodic other post-retirement benefit costs for the three months ended June 30, 2009 and 2008 excludes regulatory asset amortization of approximately $3 million and $1 million, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Net periodic other post-retirement benefit costs for the six months ended June 30, 2009 and 2008 excludes regulatory asset amortization of approximately $5 million and $3 million, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Employee Savings Plans

Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of approximately $17 million and $44 million during the three and six months ended June 30, 2009, respectively. Duke Energy made pre-tax employer matching contributions of approximately $18 million and $45 million during the three and six months ended June 30, 2008, respectively.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

9. Goodwill and Intangible Assets

The following table shows goodwill by business segment at June 30, 2009 and December 31, 2008:

	Balance December 31, 2008	Changes	Balance June 30, 2009
	(in millions)
U.S. Franchised Electric and Gas	$3,500	$—	$3,500
Commercial Power	960	—	960
International Energy	260	21	281

Total consolidated	$4,720	$21	$4,741

The carrying amount and accumulated amortization of intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Emission allowances	$286	$300
Gas, coal and power contracts	296	296
Wind development rights(a)	127	161
Other	69	68

Total gross carrying amount	778	825

Accumulated amortization—gas, coal and power contracts	(129)	(117)
Accumulated amortization—other	(28)	(28)

Total accumulated amortization	(157)	(145)

Total intangible assets, net	$621	$680

(a)	As discussed further below and in Note 3, the decrease in wind development rights primarily relates to the sale of certain projects that were acquired as part of Catamount in September 2008.

Emission allowances in the table above include emission allowances acquired by Duke Energy as part of its merger with Cinergy, which were recorded at the then fair value on the date of the merger in April 2006, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the six months ended June 30, 2009 is as follows:

(in millions)
Gross carrying value at beginning of period	$300
Purchases of emission allowances	38
Sales and consumption of emission allowances(a)(b)	(54)
Other changes	2

Gross carrying value at end of period	$286

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the six months ended June 30, 2008 was approximately $66 million.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power and U.S. Franchised Electric and Gas during the three and six months ended June 30, 2009 and 2008.

Amortization expense for gas, coal and power contracts and other intangible assets was approximately $6 million and $5 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $12 million for each of the six months ended June 30, 2009 and 2008.

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

Intangible Liabilities. In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008. This liability became fully amortized in the fourth quarter of 2008. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with its merger with Cinergy. The carrying amount of these intangible liabilities associated with other power sale contracts was approximately $13 million and $16 million at June 30, 2009 and December 31, 2008, respectively. During the three and six months ended June 30, 2009, Duke Energy amortized approximately $2 million and $3 million, respectively, to income related to these intangible liabilities. During the three and six months ended June 30, 2008, Duke Energy amortized approximately $18 million and $36 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

10. Investments in Equity Method Unconsolidated Affiliates

In connection with the renegotiation of its debt agreements in June 2008, Crescent management modified its existing business strategy to focus some of its efforts on producing near term cash flows from its non-strategic real estate projects in order to improve liquidity. As a result of its revised business strategy to accelerate certain cash flows resulting from the June 2008 amendments to its debt agreements, Crescent updated its recoverability assessments for its real estate projects as required under SFAS No. 144. Under SFAS No. 144, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For certain of Crescent’s non-strategic assets, it was determined as of June 30, 2008 that certain projects’ projected undiscounted cash flows did not exceed the carrying value of the projects based on the revised business strategy assumptions, and an impairment loss was recorded equal to the amount by which the carrying amount of each impaired project exceeded its estimated fair value. The methods for determining fair value included discounted cash flow models, as well as valuing certain properties based on recent offer prices for bulk-sale transactions and other price data for similar assets. During the three months ended June 30, 2008, Crescent recorded impairment charges on certain of its property holdings, primarily in its residential division, of which Duke Energy’s proportionate pre-tax share was approximately $113 million. Duke Energy’s proportionate pre-tax share of impairment charges associated with Crescent was approximately $124 million for the six months ended June 30, 2008. These amounts are recorded in Equity in Earnings (Losses) of Unconsolidated Affiliates in Duke Energy’s Consolidated Statements of Operations.

During the third quarter of 2008, Duke Energy recorded its proportionate share of additional impairment charges recorded by Crescent which reduced the carrying value of Duke Energy’s investment in Crescent to zero. Accordingly, Duke Energy discontinued applying the equity method of accounting to its investment in Crescent in the third quarter of 2008 and did not record its proportionate share of any Crescent earnings or losses in subsequent periods. See Note 15 for a discussion of a charge recorded in the first quarter of 2009 related to performance guarantees issued by Duke Energy on behalf of Crescent. Crescent filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009.

11. Discontinued Operations and Assets Held for Sale

(Loss) Income From Discontinued Operations, net of tax, was a loss of approximately $2 million and income of approximately $1 million for the three and six months ended June 30, 2009, respectively, and income of approximately $13 million and $15 million for the three and six months ended June 30, 2008, respectively. There were no Assets Held for Sale and Liabilities Associated with Assets Held for Sale in the Consolidated Balance Sheets as of June 30, 2009 or December 31, 2008.

The income recorded during the three and six months ended June 30, 2008 primarily relates to Commercial Power’s gain on the sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority for approximately $55 million in April 2008. This transaction resulted in Duke Energy recognizing an approximate $23 million pre-tax gain at closing.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

12. Risk Management, Derivative Instruments and Hedging Activities

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Duke Energy includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, Duke Energy enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or possibly in current earnings.

As Duke Energy’s regulated operations within its U.S. Franchised Electric and Gas and Commercial Power business segments apply the provisions of SFAS No. 71, certain gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values of these derivative contracts.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Commodity Fair Value Hedges. At June 30, 2009, Duke Energy did not have any open commodity derivative instruments that were designated as fair value hedges under SFAS No. 133.

Commodity Cash Flow Hedges. Duke Energy uses commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. Duke Energy generally uses commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities for a maximum period of 1 year.

Undesignated Contracts. Duke Energy uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of June 30, 2009 are primarily associated with forward power sales and coal purchases, as well as forward SO2 emission allowances, for the Commercial Power and U.S. Franchised Electric and Gas business segments. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations.

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. The majority of Duke Energy’s derivative instruments related to interest rate risk are categorized as undesignated contracts.

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

At June 30, 2009, the total notional amount of Duke Energy’s receive fixed/pay-variable interest rate swaps (fair value hedge) was $25 million and the total notional amount of Duke Energy’s receive variable/pay-fixed interest rate swaps (cash flow hedge) was $96 million.

Volumes

The following table shows information relating to the volume of Duke Energy’s derivative activity outstanding as of June 30, 2009. Amounts disclosed represent the notional volumes of commodities and the notional dollar amounts of debt subject to derivative contracts accounted for at fair value in accordance with SFAS No. 133. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

June 30, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	2,705
Emission allowances: SO2 (thousands of tons)	91
Emission allowances: NOX (thousands of tons)	3
Natural gas (millions of decatherms)	116
Coal (millions of tons)	4

Financial contracts
Interest rates (dollars in millions)	$121

The following table shows fair value amounts of derivative contracts as of June 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	June 30, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives Designated as Hedging Instruments Under SFAS No. 133

Commodity contracts
Investments and Other Assets: Other	$1	$—
Interest rate contracts
Current Assets: Other	1	—
Current Liabilities: Other	—	1
Deferred Credits and Other Liabilities: Other	—	1

Total Derivatives Designated as Hedging Instruments Under SFAS No. 133	$2	$2

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133

Commodity contracts
Current Assets: Other	$100	$15
Investments and Other Assets: Other	119	13
Current Liabilities: Other	176	346
Deferred Credits and Other Liabilities: Other	49	182
Interest rate contracts
Current Liabilities: Other	—	3
Deferred Credits and Other Liabilities: Other	—	5

Total Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	$444	$564

Total Derivatives	$446	$566

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three and six months ended June 30, 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges – Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$(5)	$(12)
Fuel used in electric generation and purchased power-non-regulated	(1)	(7)
Interest rate contracts
Interest expense	(2)	(3)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(8)	$(22)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

The effective portion of gains or losses on cash flow hedges that were recognized in AOCI during the three and six months ended June 30, 2009 were insignificant. In addition, there was no hedge ineffectiveness during the three and six months ended June 30, 2009. No gains or losses have been excluded from the assessment of hedge effectiveness. As of June 30, 2009, approximately $6 million of pre-tax deferred net losses on derivative instruments related to commodity and interest rate cash flow hedges were accumulated on the Consolidated Balance Sheets in AOCI and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three and six months ended June 30, 2009 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets.

Undesignated Hedges – Location and Amount of Pre-Tax Gains and (Losses) Recognized in Income or as Regulatory Assets

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Location of Pre-Tax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$(12)	$16
Fuel used in electric generation and purchased power-non-regulated	(16)	(24)
Interest rate contracts
Interest expense	1	—

Total Pre-tax Losses Recognized in Earnings	$(27)	$(8)

Location of Pre-Tax Gains (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$42	$(37)
Interest rate contracts
Regulatory Asset	2	—

Total Pre-tax Gains (Losses) Recognized as Regulatory Assets	$44	$(37)

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at June 30, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

June 30, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$386
Collateral Already Posted	$193
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$20

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1), Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At June 30, 2009 and December 31, 2008, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $148 million and $86 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy had collateral receivables of approximately $46 million and $64 million under master netting arrangements that have not been offset against net derivative positions at June 30, 2009 and December 31, 2008, respectively. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at June 30, 2009 and December 31, 2008.

See Note 16 for additional information on fair value disclosures related to derivatives required by SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).

13. Regulatory Matters

U.S. Franchised Electric and Gas.

Rate Related Information. The NCUC, PSCSC, Indiana Utility Regulatory Commission (IURC) and Kentucky Public Service Commission (KPSC) approve rates for retail electric and gas services within their states. The PUCO approves rates for retail gas and electric service within Ohio, except that non-regulated sellers of gas and electric generation also are allowed to operate in Ohio (see “Commercial Power” below). The FERC approves rates for electric sales to wholesale customers served under cost-based and market-based rates.

Duke Energy Carolinas’ 2007 North Carolina Rate Case. On December 20, 2007, the NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order), which required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, on February 18, 2008, the NCUC issued an order authorizing a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Duke Energy Carolinas implemented the rate rider effective January 1, 2008 and terminated the rider effective January 1, 2009. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas’ 2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates by approximately 12.6%, constituting an increase in annual revenues from North Carolina retail operations of approximately $496 million. The Application is based upon a historical test year consisting of the 12 months ended December 31, 2008.

The NCUC issued a procedural order setting five public hearings during September 2009 in various cities within Duke Energy Carolinas’ North Carolina service territory and an evidentiary hearing beginning October 19, 2009. Duke Energy Carolinas anticipates that new rates resulting from the proceeding, if approved, would be effective January 1, 2010. However, Duke Energy Carolinas cannot predict the outcome of this proceeding.

Duke Energy Carolinas’ 2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges for an increase in rates and charges in South Carolina. Duke Energy Carolinas has requested approval to raise general rates by an average of 9.3%, constituting an increase in annual revenues of approximately $104 million; however, customers would only experience a 7.2% increase if the PSCSC approves Duke Energy Carolinas’ plan to return money previously collected from customers for energy efficiency and demand side management (DSM) programs. Additionally, Duke Energy Carolinas also requested that the PSCSC approve a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. This is Duke Energy Carolinas’ first base rate increase filing in South Carolina since 1991.

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) codifies the PUCO’s authority to approve an electric utility’s standard service offer through an ESP, which would allow for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a MRO at the same time. The MRO is a price determined through a competitive bidding process. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that a utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce a utility’s load by 22% before 2025. A utility’s earnings under the ESP is subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator (EWG) absent PUCO approval.

On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009.

On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the termination of the residential and non-residential Regulatory Transition Charge, the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. The Stipulation also allowed Duke Energy Ohio to defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station and to amortize those costs over the three-year ESP period. The PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision were filed by environmental groups and a residential customer advocate group. On February 11, 2009, the PUCO issued an Entry denying the rehearing requests. On April 13, 2009, the Office of the Ohio Consumers’ Counsel (OCC) filed a notice of appeal to the Ohio Supreme Court, challenging the PUCO’s interpretation of the system-reliability-adjustment capacity dedication rider (SRA-CD). The OCC claims that the PUCO incorrectly determined that SRA-CD is unavoidable for residential governmental aggregation customers. Duke Energy Ohio has moved to intervene as an appellee in the proceeding.

As discussed further below within “Commercial Power” and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied SFAS No. 71 to certain portions of its operations.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and Ohio Partners for Affordable Energy (OPAE) filed Applications for Rehearing opposing the rate design. On July 23, 2008, the PUCO issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008, the OCC and OPAE, respectively, filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue. Merit briefs were filed with the Ohio Supreme Court on February 2, 2009. On April 10, 2009, the OCC provided statutory notice of its intent to seek a stay of the implementation of Stage 3 of the approved rate design. On June 1, 2009, the Ohio Supreme Court denied the OCC’s motion to stay. As a result, Stage 3 of the straight fixed variable rate design was implemented effective June 1, 2009. On July 7, 2009, the Ohio Supreme Court scheduled oral argument for September 16, 2009. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision of May 28, 2008.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it would seek a rate increase for electric delivery service of approximately $86 million, or 4.8% of total electric revenues, to be effective in the second quarter of 2009. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm, which was granted by the PUCO. Accordingly, a regulatory asset was recorded as of December 31, 2008 for $31 million. On March 31, 2009, Duke Energy Ohio and Parties to the case filed a Stipulation and Recommendation which settles all issues in the case. The Stipulation provided for a revenue increase of $55.3 million, or approximately a 2.9% overall increase. The Parties also agreed that Duke Energy Ohio will recover any approved costs associated with the September 14, 2008 wind storm restoration through a separate rider recovery mechanism. Duke Energy Ohio agreed to file a separate application to set the rider and the PUCO will review the request and determine the appropriate amount of storm costs that should be recovered. The Stipulation includes, among other things, a weatherization and energy efficiency program, and recovery of bad debt expenses through a rider mechanism. The Stipulation was approved in its entirety by the PUCO on July 8, 2009. An application for rehearing was filed on July 21, 2009 and Duke Energy Ohio filed a memorandum in opposition on July 31, 2009.

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

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase was attributable to recovery of the current cost of the accelerated gas main replacement program in base rates. In June 2005, the Kentucky General Assembly enacted Kentucky Revised Statute 278.509 (KRS 278.509), which specifically authorizes the KPSC to approve tracker recovery for utilities’ gas main replacement programs. In December 2005, the KPSC approved an annual rate increase of $8 million and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

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

On July 1, 2009, Duke Energy Kentucky filed its application for an increase of approximately $17.5 million in base natural gas rates. Duke Energy Kentucky also proposed to implement a new rate design for residential customers, which involves moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. The application is pending and at this time, Duke Energy Kentucky cannot predict the outcome of this proceeding. A procedural schedule excluding a hearing date was issued on July 31, 2009. Intervenor testimony is due on October 12, 2009. Discovery from intervenors must be completed by November 9, 2009. Duke Energy must file rebuttal testimony by November 23, 2009.

Duke Energy Carolinas Energy Efficiency. On May 7, 2007, Duke Energy Carolinas filed its save-a-watt application with the NCUC. The save-a-watt proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency programs. On February 26, 2009, the NCUC issued an order (i) approving Duke Energy Carolinas’ energy efficiency programs; (ii) requesting additional information on Duke Energy Carolinas’ returns under eight different compensation scenarios; and (iii) authorizing Duke Energy Carolinas’ to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas filed the additional information requested by the NCUC on March 31, 2009. On June 12, 2009, Duke Energy Carolinas filed with the NCUC a settlement agreement between Duke Energy Carolinas and the Public Staff and several environmental intervenors. Testimony of non-settling parties in response to the settlement agreement was due July 27, 2009. A hearing on the settlement has been scheduled for August 19, 2009. Duke Energy Carolinas began offering energy conservation programs to North Carolina retail customers and billing a conservation-only rider on June 1, 2009.

On May 6, 2009, the PSCSC approved Duke Energy Carolinas’ request for (i) approval of conservation and demand response programs; (ii) cancellation of certain existing demand response programs; (iii) deferral of the costs incurred to develop and implement the energy efficiency programs from June 1, 2009 until the date these costs are reflected in electric rates; and (iv) assurance that Duke Energy Carolinas may true-up incentives for costs deferred pursuant to the petition in accordance with the PSCSC order on the appropriate compensation mechanism in Duke Energy Carolinas’ 2009 general rate proceeding. Duke Energy Carolinas began offering demand response and conservation programs to South Carolina retail customers effective June 1, 2009.

Duke Energy Ohio Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs are recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the save-a-watt Energy Efficiency Plan as part of its ESP filed with the PUCO on July 31, 2008 (discussed above). On December 17, 2008, the PUCO approved the ESP, including allowing for the implementation of a new save-a-watt energy efficiency compensation model. However, the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this decision have been filed by environmental groups and a residential customer advocate group.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Indiana Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the save-a-watt compensation model of avoided cost of generation. A number of parties have intervened in the proceeding. Duke Energy Indiana has reached a settlement with all intervenors except one, the Citizens Action Coalition of Indiana, Inc. (CAC), and has filed such settlement agreement with the IURC. An evidentiary hearing with the IURC was held on February 27, 2009 and March 2, 2009, and an order is expected in the second half of 2009.

Duke Energy Kentucky Energy Efficiency. On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008, Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. An evidentiary hearing with the KPSC is scheduled to occur on August 27, 2009.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC seeking approval to implement a solar photovoltaic distributed generation program (Program). Duke Energy Carolinas proposed to invest $100 million over two years to install electricity generating solar panels at up to 850 North Carolina sites including homes, schools, stores and factories. The Program will help Duke Energy Carolinas meet the requirement of North Carolina’s Renewable and Energy Efficiency Portfolio Standard (REPS). It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electrical generating facilities, Duke Energy Carolinas required a Certificate of Public Convenience and Necessity (CPCN) from the NCUC. The REPS statute provides for the recovery of costs Duke Energy Carolinas incurs to comply with its requirements, principally through an annual rate rider.

In response to concerns raised by the Public Staff and various solar energy groups, Duke Energy Carolinas agreed to reduce the size of the Program to invest $50 million to install up to 10 MWs of solar photovoltaic capacity. Based upon the revised size and availability of state and federal tax credits, Duke Energy Carolinas estimates that the Program would result in a monthly charge of approximately $0.08 for residential customers. On December 31, 2008, the NCUC issued its Order Granting CPCN Subject to Conditions. The conditions are (i) reducing the program size from 20 MWs to 10 MWs (as previously agreed upon by Duke Energy Carolinas); and (ii) limiting program costs recoverable through the REPS rider to program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order leaves open the opportunity to recover the excess costs through other recovery mechanisms.

On May 6, 2009, in response to Duke Energy Carolinas’ request for reconsideration, the NCUC issued an Order allowing Duke Energy Carolinas to proceed with the Program and allowed Duke Energy Carolinas to recover all costs incurred in executing the Program through a combination of the REPS rider and base rates, subject to the NCUC’s review of the reasonableness and prudence of Duke Energy Carolinas’ execution of the Program. However, the NCUC declined to remove the limitation on costs recoverable through the REPS rider.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas’ Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer the incremental costs incurred from the September 2008 purchase of a portion of Saluda River’s ownership interest in the Catawba Nuclear Station and certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance scheduled to go into service in the spring of 2009. The costs Duke Energy Carolinas sought to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an ongoing basis. On February 25, 2009 and March 31, 2009, the PSCSC and NCUC, respectively, approved the deferral of these costs. Duke Energy Carolinas began deferring costs in the first quarter 2009. These costs are included in the Duke Energy Carolinas application to adjust rates filed in North Carolina on June 2, 2009 and in South Carolina on July 27, 2009, as discussed above.

Broad River Energy Center. On August 25, 2007, Duke Energy Carolinas experienced a disturbance on its bulk electric system which initiated at the Broad River Energy Center, a generating station owned and operated by a third party. The disturbance resulted in the tripping of six Duke Energy Carolinas generating units and the temporary opening of five 230 kilovolt transmission lines. The event resulted in no loss of load. In September 2008 the FERC initiated a preliminary, non-public investigation to determine if there were any potential violations by Duke Energy Carolinas of the North American Electric Reliability Council (NERC) Reliability Standards. This investigation was coordinated with an ongoing Compliance Violation Investigation conducted by SERC Reliability Corporation (SERC). On March 5, 2009, FERC presented its preliminary findings about the event to Duke Energy Carolinas and solicited Duke Energy Carolinas’ responsive views about the event and the findings. On March 27, 2009, Duke Energy Carolinas conveyed its responsive views to FERC Staff. This investigation could result in penalties being assessed.

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

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC), which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear Station project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC, respectively, denied the environmental intervenor motion. The NRC review of the COL application continues and the current schedule concludes the COL may be granted in mid-2012. Duke Energy Carolinas filed with the DOE for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. On February 27, 2009, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding up to approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits, as discussed further below. On May 6, 2009, the North Carolina Waste Awareness Network filed a motion to revoke the CPCN. Certain environmental intervenors filed comments in support of the motion whereas Duke Energy Carolinas and the NCUC Public Staff filed comments opposing the motion. The NCUC has not yet issued an order on the motion.

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

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions, which have since been consolidated, were filed appealing the final air permit. On May 12, 2009, the Administrative Law Judge issued rulings favorable to DENR and Duke Energy, dismissing several of petitioners’ claims and granting summary judgment against petitioners on other claims. A hearing on remaining claims is not expected before the end of 2009. See Note 14 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply because Cliffside Unit 6 has been demonstrated to be a minor source of HAPs. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. After issuing a draft permit and holding public hearings on that draft permit in January 2009, the DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. In May 2009, four contested case petitions were filed appealing the March 13, 2009 final air permit. The North Carolina DAQ has moved to consolidate all four cases with each other and with the four consolidated cases filed in 2008. Once consolidated, the same schedule will govern all eight cases. The four new cases have not yet been consolidated.

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

Edwardsport Integrated Gasification Combined Cycle Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost approximately $2 billion (including approximately $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC Project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The CAC, Sierra Club, Save the Valley, Inc. and Valley Watch, Inc. have appealed the air permit.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. The OUCC filed a motion of clarification of this order concerning a ratemaking issue related to deferred taxes. The order was not otherwise appealed. The IURC denied the OUCC’s motion on April 1, 2009. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC Rider and ongoing review proceeding with the IURC and an evidentiary hearing with the IURC was held on March 9, 2009. On May 13, 2009, the IURC approved Duke Energy Indiana’s request in full. On May 1, 2009, Duke Energy Indiana filed its third semi-annual IGCC Rider and ongoing review proceeding with the IURC and an evidentiary hearing is scheduled for August 26, 2009.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery (EOR) for the CO2 from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. An evidentiary hearing is scheduled to begin October 13, 2009.

Under the Edwardsport IGCC CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant and entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation in December 2008 in connection with the construction of the plant.

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

Other U.S. Franchised Electric and Gas Matters.

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. As of January 1, 2009, Duke Energy Ohio had approximately 80,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement approved by the PUCO and is expected to be completed at the end of 2012.

City of Orangeburg, South Carolina Wholesale Sales. On June 28, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity to the City of Orangeburg, South Carolina (City of Orangeburg), a wholesale customer, at native load priority. Duke Energy Carolinas and the City of Orangeburg also filed a joint petition asking the NCUC to declare that the City of Orangeburg contract and all future Duke Energy Carolinas native load priority wholesale contracts will be treated for ratemaking and reporting purposes in the same manner as such existing wholesale contracts (i.e., revenues from those contracts will be allocated to wholesale jurisdiction and costs will be allocated to wholesale jurisdiction based on system average costs). On March 30, 2009, the NCUC issued its Order in which it concluded that Duke Energy Carolinas can proceed with the City of Orangeburg contract at its own risk; however, Duke Energy Carolinas cannot treat the City of Orangeburg’s load as Duke Energy Carolinas native load. Further, the NCUC concluded that based on the evidence presented, a future Commission should allocate costs based upon incremental costs in any future ratemaking case. The NCUC distinguished the City of Orangeburg from wholesale customers that have been historically served by Duke Energy Carolinas because the City of Orangeburg has not shared in the costs of Duke Energy Carolinas’ existing system. In April 2009, the City of Orangeburg terminated its contract with Duke Energy Carolinas and informed Duke Energy Carolinas that it will continue to take service from South Carolina Electric and Gas Company through the end of 2010. On April 29, 2009, Duke Energy Carolinas and the City of Orangeburg filed a Notice of Appeal with the North Carolina Court of Appeals. Additionally, on July 2, 2009, the City of Orangeburg filed a Petition for Declaratory Order with the FERC seeking relief from the NCUC Order on various grounds, including violation of the Public Utility Regulatory Policies Act voluntary coordination provisions and federal preemption.

Duke Energy Carolinas has also filed advance notices of its intent to serve additional wholesale customers; namely, the City of Greenwood, South Carolina and Haywood Electric Membership Corp., at native load priority. Given that these wholesale customers were historically served by Duke Energy Carolinas for a portion of their load, Duke Energy Carolinas will seek to distinguish these contracts from the Orangeburg decision. On July 20, 2009, the NCUC issued an order concluding that Duke Energy Carolinas can proceed with the Greenwood purchased power agreement and that Greenwood’s load may be treated the same as retail native load.

Duke Energy Indiana SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. The intervenors filed testimony generally supporting SmartGrid, but claiming that Duke Energy Indiana’s plan was too fast and too large, with not enough customer benefits in terms of time differentiated rate options and behind the meter energy management systems. The intervenors also opposed the distribution formula rate and the rider request claiming that costs should be recovered in a rate case, or possibly deferred. Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. The settlement also included increased reporting and monitoring requirements, approval of Duke Energy Indiana’s renewable distributed generation pilot and the creation of a collaborative design to initiate several time differentiated pricing pilots, an electric vehicle pilot and a home area network pilot. Additionally, the settlement agreement provided for tracker recovery of the costs associated with the SmartGrid initiative, subject to cost recovery caps and a termination date for the tracker. The tracker will also include a reduction in costs associated with the adoption of a new depreciation study. An evidentiary hearing was held on June 29, 2009 and an order from the IURC is expected in the third or fourth quarter of 2009.

Duke Energy Ohio SmartGrid. Duke Energy Ohio filed an application on June 30, 2009 to establish rates for recovering its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP, as discussed above. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has begun its audit of the filing but no procedural schedule has been established. Approval of the rider is expected in the fourth quarter of 2009.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Gibson Unit 4 Outage. In a 2008 fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding was held in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4. An order is expected from the IURC in the third quarter of 2009.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Matters.

Pioneer Transmission LLC Joint Venture. On August 8, 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765KV transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC and the IURC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at approximately $1 billion, of which approximately $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility. The earliest possible in-service date for the project is in 2014 or 2015. On March 27, 2009, the FERC issued an order granting favorable rate treatment for the project, including requested rate incentives. As is customary in formula rate cases, the FERC set the formula rate that transmission customers would pay for hearing and settlement procedures to address various challenges by intervenors to the inputs and calculations underlying the formula rate.

14. Commitments and Contingencies

Environmental

Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy.

Remediation Activities. Duke Energy and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy operations, sites formerly owned or used by Duke Energy entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. During 2009, Duke Energy has recorded additional reserves associated with remediation activities at certain sites and it is anticipated that additional costs associated with remediation activities at certain of its sites will be incurred.

Included in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $65 million and $55 million as of June 30, 2009 and December 31, 2008, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the appellants that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the 14 affected facilities. Because of the wide range of potential outcomes, Duke Energy is unable to estimate its costs to comply at this time.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

The emission controls Duke Energy has installed to comply with state specific clean air legislation will contribute significantly to achieving compliance with the CAIR requirements. Additionally, Duke Energy plans to spend approximately $120 million between 2009 and 2013 (approximately $85 million in Ohio and $35 million in Indiana) to comply with Phase 1 of the CAIR. Duke Energy is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule in Indiana. Duke Energy Ohio will recover most of the depreciation and financing costs related to environmental compliance projects for 2009-2011 through its ESP.

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

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on 4 of the remaining 6 projects at issue. The 2 projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations has been scheduled to commence on January 25, 2010.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The remedy trial for violations previously established at the Wabash River and W.C. Beckjord Stations was held during the week of February 2, 2009. On May 29, 2009, the Court issued its remedy ruling and ordered the following relief: (1) Wabash River units 2, 3 & 5 to be permanently retired by September 30, 2009; (2) surrender of SO2 allowances equal the emissions from Wabash 2, 3 & 5 from May 22, 2008 through September 20, 2009; (3) civil penalty in the amount of $687,500 for Beckjord violations; and (4) installation of a particulate continuous emissions monitoring system (PM CEMS) at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid and Duke Energy is currently evaluating its options for appeal. On June 12, 2009, Duke Energy filed a motion with the District Court for a Judgment as a Matter of Law and Request for a New Trial. On July 24, 2009, that motion was denied, thereby starting the 60-day appeal timeline.

On April 3, 2008, the Sierra Club filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies. Sierra Club alleges NSR and Title V violations of the CAA at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy Indiana violated the CAA when it undertook various maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. The District Court denied that motion and the case is now in the discovery phase. Trial has been set to commence in January 2011.

On July 31, 2009, the EPA served a request for information under section 114 of the CAA on Duke Energy, Duke Energy Ohio and Duke Energy Business Services, Inc., requesting information pertaining to various maintenance projects and emissions and operations data relevant to the Miami Fort and W.C. Beckjord stations in Ohio. Duke Energy is required to respond to the EPA’s section 114 request within 45 days of receipt.

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

Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking the DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the Clean Air Act and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, see above discussion. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice. Duke Energy Carolinas is considering whether it will further pursue the pending appeal.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska brought the action on their own behalf and on behalf of the village’s approximately 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. Oral argument on the motion that was scheduled for May 2009 was taken off of the calendar and it is expected that the judge will not hold a hearing before issuing her decision. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

Price Reporting Cases. A total of 13 lawsuits have been filed against Duke Energy affiliates and other energy companies. Ten of these cases have been consolidated into a single proceeding, including the case originally filed in Wisconsin state court in March 2009. In February 2008, the judge in this proceeding granted a motion to dismiss one of the cases and entered judgment in favor of Duke Energy Trading and Marketing, LLC (DETM). Plaintiffs’ motion to reconsider was, in large part, denied and on January 9, 2009, the court ruled that plaintiffs lacked standing to pursue their remaining claims and granted certain defendants’ motion for summary judgment. In February 2009, the same judge dismissed Duke Energy Carolinas from that case as well as four other of the consolidated cases. One case was filed in Tennessee state court, which dismissed the case on filed rate and preemption grounds. That case was appealed to the Tennessee Court of Appeals, where oral argument was heard in November 2007. The Tennessee Court of Appeals reversed this lower court ruling in October 2008 and defendants’ application for permission to appeal to the Tennessee Supreme Court was granted in April 2009. On January 13, 2009, another case pending in Missouri state court, was dismissed on the grounds that the plaintiff lacked standing to bring the case and the plaintiffs have filed an appeal. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. In October 2008, a settlement in principle was reached with the class plaintiffs in five of the eleven consolidated cases. A settlement agreement has been executed by the parties and awaits approval by the court. The settlement, as currently structured, will not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging the merits of two resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the “Resolutions”). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new assessments are based upon a flat-fee charge that fails to take into account the locational usage by each generator. DEIGP has been assessed approximately $45 million, inclusive of interest. DEIGP challenged the assessment in Brazilian federal court. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL assessed an additional fine against DEIGP in the amount of approximately $7 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, a result that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

On June 30, 2009, the court issued a ruling in which it granted DEIGP’s request for injunction regarding the second fine and denied DEIGP’s request for an expedited decision or payment into the court registry. As a result of the Court’s order, DEIGP will be forced to make payment directly to the distribution companies on the approximate $45 million assessment pending resolution on the merits. The court’s ruling allows DEIGP to make monthly installment payments (36 installments retroactive to January 1, 2009) on the outstanding obligation, without waiver of any rights to press forward on the merits. DEIGP has filed an appeal of those rulings.

In the second quarter of 2009, as a result of the Court’s ruling, Duke Energy recorded a pre-tax charge of approximately $33 million associated with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,005 million and $1,031 million as of June 30, 2009 and December 31, 2008, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,074 million in excess of the self insured retention. Insurance recoveries of approximately $1,007 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of June 30, 2009 and December 31, 2008, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy has exposure to certain legal matters that are described herein. As of June 30, 2009 and December 31, 2008, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1 billion and $1.1 billion, respectively, for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of June 30, 2009 and December 31, 2008, Duke Energy recognized approximately $1,007 million and $1,032 million, respectively, of probable insurance recoveries related to these losses.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy, or International Energy, or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for certain guarantees that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee obligations. The maximum potential amount of future payments associated with the guarantees issued by Spectra Capital is approximately $320 million.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of June 30, 2009 was approximately $459 million. Of this amount, approximately $212 million relates to guarantees issued on behalf of less than wholly-owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Approximately $156 million of the guarantees expire between 2010 and 2019, with the remaining performance guarantees having no contractual expiration.

Included in the maximum potential amount of future payments discussed above is approximately $63 million of maximum potential amounts of future payments associated with guarantees issued to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2009 to 2019, with others having no specific term.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party, as well as used bank-issued stand-by letters of credit to secure the performance of

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. Substantially all of guarantees issued by Duke Energy relate to projects at Crescent, which filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009. During the first quarter of 2009, Duke Energy determined that it was probable under SFAS No. 5 that it will be required to perform under certain of these guarantee obligations and recorded a charge of approximately $33 million associated with these obligations. At the time the charge was recorded, the face value of the guarantees was approximately $70 million, which has since been reduced to approximately $50 million as of June 30, 2009 as Crescent continues to complete some of its obligations under these guarantees.

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

At June 30, 2009, the amounts recorded on the Consolidated Balance Sheets for the guarantees and indemnifications mentioned above, including performance guarantees associated with projects at Crescent for which it is probable that Duke Energy will be required to perform, is approximately $33 million. This amount is primarily recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

16. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy adopted SFAS No. 157 for financial instruments and non-financial derivatives. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, effective January 1, 2009, Duke Energy adopted SFAS No. 157 for non-financial assets and liabilities. Duke Energy did not record any cumulative effect adjustment to retained earnings as a result of the adoption of SFAS No. 157.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at June 30, 2009 and December 31, 2008. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 12.

	Total Fair Value Amounts at June 30, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$207	$—	$—	$207
Nuclear decommissioning trust fund equity securities(d)	898	898	—	—
Nuclear decommissioning trust fund debt securities(d)	615	93	522	—
Other long-term available-for-sale equity securities(d)	57	52	5	—
Other long-term available-for-sale debt securities(d)	238	27	211	—
Derivative assets(b)	193	—	28	165

Total Assets	2,208	1,070	766	372
Derivative liabilities(c)	(313)	(148)	(72)	(93)

Net Assets	$1,895	$922	$694	$279

(a)	Approximately $203 million of auction rate securities are included in Other within Investments and Other Assets and approximately $4 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets. See Note 12 for additional information regarding derivatives.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. See Note 12 for additional information regarding derivatives.
(d)	See Note 17 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(e)	$224	$—	$—	$224
Nuclear decommissioning trust fund(e)	1,436	853	583	—
Other long-term available-for-sale securities(b)(e)	314	74	240	—
Derivative assets(c)	251	9	70	172

Total Assets	2,225	936	893	396
Derivative liabilities(d)	(341)	(88)	(115)	(138)

Net Assets	$1,884	$848	$778	$258

(a)	Approximately $173 million of auction rates securities are included in Other within Investments and Other Assets and approximately $51 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(e)	See Note 17 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
	(in millions)
Three Months Ended June 30, 2009
Balance at April 1, 2009	$215	$46	$261
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	2	2
Fuel used in electric generation and purchased power-non-regulated	—	2	2
Net purchases, sales, issuances and settlements	(8)	10	2
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	12	12

Balance at June 30, 2009	$207	$72	$279

Three Months Ended June 30, 2008
Balance at April 1, 2008	$280	$21	$301
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	63	63
Other income and expense, net	(4)	—	(4)
Total pre-tax losses included in other comprehensive income	(3)	(6)	(9)
Net purchases, sales, issuances and settlements	—	(20)	(20)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	33	33

Balance at June 30, 2008	$273	$91	$364

Six Months Ended June 30, 2009
Balance at January 1, 2009	$224	$34	$258
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	21	21
Fuel used in electric generation and purchased power-non-regulated	—	3	3
Total pre-tax (losses) gains included in other comprehensive income	(9)	1	(8)
Net purchases, sales, issuances and settlements	(8)	4	(4)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	9	9

Balance at June 30, 2009	$207	$72	$279

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2009:
Revenue, non-regulated electric, natural gas, and other	$—	$16	$16
Fuel used in electric generation and purchased power-non-regulated	—	5	5
Other income and expense, net	—	—	—

Total	$—	$21	$21

Six Months Ended June 30, 2008
Balance at January 1, 2008	$15	$8	$23
Transfers in to Level 3	285	—	285
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	79	79
Other income and expense, net	(4)	—	(4)
Total pre-tax losses included in other comprehensive income	(23)	(9)	(32)
Net purchases, sales, issuances and settlements	—	(35)	(35)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	48	48

Balance at June 30, 2008	$273	$91	$364

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2008:
Revenue, non-regulated electric, natural gas, and other	$—	$66	$66
Other income and expense, net	(4)	—	(4)

Total	$(4)	$66	$62

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy does not adjust prices to reflect for after-hours market activity. The majority of Duke Energy’s investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities: As of June 30, 2009, Duke Energy has approximately $261 million par value (approximately $207 million fair value) of auction rate securities for which an active market does not currently exist. The majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of June 30, 2009 using measurements appropriate for Level 3 investments. The methods and significant assumptions used to determine the fair values of Duke Energy’s investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

As discussed further in Note 17, during the first quarter of 2009, Duke Energy adopted the provisions of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP No. FAS 157-4) and FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other- Than-Temporary Impairments,” (FSP No. FAS 115-2 and FAS 124-2) and applied the principles of these FSP’s to the valuation of its investments in auction rate debt securities. There were no other-than-temporary impairments associated with investments in auction rate debt securities necessary during the three or six months ended June 30, 2009.

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

Fair Value Disclosures Required Under FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of June 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy could have realized in current markets.

	As of June 30, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$15,334	$15,890	$13,896	$13,981

The fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

17. Investments in Debt and Equity Securities

Duke Energy applies SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities” (SFAS No. 115), to its investments in debt and equity securities and classifies its investments into two categories – trading and available-for-sale. Certain investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans are classified as trading securities and are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in the nuclear decommissioning trust fund (NDTF), investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, the captive insurance investment portfolio and investments in auction rate debt securities. The investments within the NDTF and Duke Energy Indiana’s grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy. Accordingly, all unrealized losses associated with equity securities within the NDTF and Duke Energy Indiana’s grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. With respect to investments in debt securities within the NDTF and Duke Energy Indiana’s grantor trust, Duke Energy applies the provisions of FSP No. FAS 115-2 and FAS 124-2, which is discussed further below. However, pursuant to regulatory accounting, all unrealized losses associated with investments in debt and equity securities within the NDTF and Duke Energy Indiana’s grantor trust are deferred as a regulatory asset, thus there is no impact on the earnings of Duke Energy as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings under SFAS No. 115 or FSP No. FAS 115-2 and FAS 124-2, as discussed further below. For all other investments in debt and equity securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value may be included in earnings based on the criteria discussed below.

For available-for-sale equity securities outside of the NDTF and Duke Energy Indiana grantor trust, which are discussed separately above, Duke Energy analyzes all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

With respect to investments in debt securities, during the first quarter of 2009, Duke Energy adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, which modified the other-than-temporary impairment guidance related to investments in debt securities. Under FSP No. FAS 115-2 and FAS 124-2, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. The adoption of FSP No. FAS 115-2 and FAS 124-2 primarily impacts Duke Energy’s investments in auction rate debt securities and the investments held in the captive insurance portfolio since, as discussed above, the debt securities held in the NDTF and Duke Energy Indiana’s grantor trust receive regulatory deferral treatment of all unrealized losses. Since management believes, based on consideration of the criteria above, that no credit loss exists as of June 30, 2009 and management does not have the intent to sell its investments in auction rate debt securities and the investments in debt securities within its captive insurance portfolio, and it is not more likely than not that management will be required to sell these securities

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments necessary as of June 30, 2009. However, during the second quarter of 2008, Duke Energy did record a pre-tax impairment charge to earnings of approximately $4 million related to certain investments in auction rate debt securities. See Note 16 for additional information related to fair value measurements for investments in auction rate debt securities that were not part of its NDTF or captive insurance portfolio.

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any other-than-temporary impairment losses should be recognized.

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

Short-term investments. At June 30, 2009 and December 31, 2008, Duke Energy had approximately $4 million carrying value (approximately $6 million par value) and $51 million carrying value (approximately $55 million par value), respectively, of short-term investments. The balance at June 30, 2009 and December 31, 2008 consisted primarily of investments in auction rate debt securities that are considered available-for-sale securities under SFAS No. 115. These investments in auction rate debt securities have been classified as short-term investments as these investments either had a stated maturity within the next 12 months or Duke Energy believed the investments were reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. At December 31, 2008, management believed that approximately $49 million par value of investments in auction rate debt securities were reasonably expected to be refunded within the next twelve months based on notification of refunding by the issuer. However, due to an ongoing delay in that refunding plan, Duke Energy reclassified these securities to long-term investments in the second quarter of 2009. The remaining balance of investments in auction rate debt securities at December 31, 2008 were included in long-term investments and are discussed below.

Other Long-term investments. Duke Energy classifies its investments in debt and equity securities held in the NDTF, in the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Additionally, approximately $255 million par value (approximately $203 million carrying value) and approximately $215 million par value (approximately $173 million carrying value) of investments in auction rate debt securities have been classified as long-term at June 30, 2009 and December 31, 2008, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale under SFAS No. 115 and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term. As of June 30, 2009 and December 31, 2008, Duke Energy’s long-term available-for-sale investments had a fair market value of $1,982 million and $1,855 million, respectively.

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	June 30, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$(2)	$4	$—	$(4)	$51

Total short-term investments	$—	$(2)	$4	$—	$(4)	$51

Equity Securities	$166	$(17)	$950	$161	$(20)	$880
Corporate Debt Securities	7	—	180	5	—	124
Municipal Bonds	1	—	107	2	—	150
U.S. Government Bonds	11	—	295	18	—	292
Auction Rate Debt Securities	—	(52)	203	—	(42)	173
Other	5	(1)	247	3	(1)	236

Total long-term investments	$190	$(70)	$1,982	$189	$(63)	$1,855

(a)	Losses of approximately $100 million and $190 million as of June 30, 2009 and December 31, 2008, respectively, associated with investments held in the NDTF have been excluded from the table since, as discussed above, unrealized losses are deferred as a regulatory asset pursuant to regulatory accounting.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Debt securities held at June 30, 2009, which includes auction rate securities based on the stated maturity date, mature as follows: $20 million in less than one year, $140 million in one to five years, $162 million in six to ten years and $574 million thereafter.

Excluding amounts associated with investments in the NDTF, the fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$52	$(1)	$(16)
Auction Rate Debt Securities (a)	207	(54)	—
Other	48	(1)	—

Total	$307	$(56)	$(16)

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$47	$(2)	$(18)
Auction Rate Debt Securities (a)	224	—	(46)
Other	32	—	(1)

Total	$303	$(2)	$(65)

(a)	See Note 16 for information about fair value measurements related to investments in auction rate debt securities.

18. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to June 30, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

January 1, 2009, and has been applied prospectively, except for certain presentation and disclosure requirements that were applied retrospectively. The adoption of SFAS No. 160 impacted the presentation of noncontrolling interests in Duke Energy’s Consolidated Financial Statements, as well as the calculation of Duke Energy’s effective tax rate.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position. See Note 12 for the disclosures required under SFAS No. 161.

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

FSP No. EITF 03-6-1. See Note 4 for a discussion of Duke Energy’s adoption of FSP No. EITF 03-6-1.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of June 30, 2009:

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

SFAS No. 166, “Accounting for Transfers of Financial Assets–an amendment of FASB Statement No. 140” (SFAS No. 166). In June 2009, the FASB issued SFAS No. 166, which revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140), to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities, which were not subject to consolidation under SFAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), to now be assessed for consolidation. In addition, this statement clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, SFAS No. 166 is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. As described further in Note 20, since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables Company (Cinergy Receivables), a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment under SFAS No. 140, and accordingly, Duke Energy has not consolidated Cinergy Receivables, and the transfers have been accounted for as sales. Upon adoption of SFAS No. 166, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs could potentially be impacted, as Cinergy Receivables must be assessed for consolidation and any transfers of accounts receivables on or after the effective

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

date of SFAS No. 166 would be subject to that statement’s amended derecognition criteria for financial assets. Duke Energy is currently evaluating the potential impact of the adoption of SFAS No. 166, and is unable to estimate at this time the impact of SFAS No. 166 on its consolidated results of operations, cash flows or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends FIN No. 46R to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies FIN No. 46R to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, SFAS No. 167 requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy, SFAS No. 167 is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to the provisions of FIN No. 46R, as well as any QSPEs that exist as of the effective date. Early adoption of SFAS No. 167 is prohibited. Duke Energy is currently evaluating the potential impact of the adoption of SFAS No. 167, and is unable to estimate at this time the impact of SFAS No. 167 on its consolidated results of operations, cash flows or financial position.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). In June 2009, the FASB issued SFAS No. 168, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of SFAS No. 168, which is for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Once the Codification is in effect, all of its content will carry the same level of authority, thus superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and the GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. While the adoption of SFAS No. 168 will not have an impact on the accounting followed in Duke Energy’s consolidated financial statements, SFAS No. 168 will impact the references to authoritative and non-authoritative accounting literature contained within the Notes.

19. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions.

The following table details the changes in Duke Energy’s unrecognized tax benefits from January 1, 2009 to June 30, 2009.

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2009	$572
Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	5
Gross decreases—tax positions in prior periods	(1)
Gross increases—current period tax positions	2
Settlements	(11)

Total Changes	(5)

Unrecognized Tax Benefits—June 30, 2009	$567

At June 30, 2009 and December 31, 2008, Duke Energy had approximately $298 million and $294 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate or a regulatory liability. At this time, Duke Energy is unable to estimate the specific effect to either. At June 30, 2009, Duke Energy has approximately $15 million that, if recognized, would affect Income From Discontinued Operations, net of tax.

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

As of June 30, 2009 and December 31, 2008, approximately $831 million and $490 million, respectively, of federal income taxes receivable were included in Other within Current Assets on the Consolidated Balance Sheets. At June 30, 2009, this balance exceeded 5% of total current assets.

The effective tax rate increased for the three months ended June 30, 2009 (38.4%) compared to the same period in 2008 (33.0%) primarily due to an increase in state deferred taxes and a true up of prior year taxes related to adjustments to the manufacturing deduction. The effective tax rate increased for the six months ended June 30, 2009 (36.1%) compared to the same period in 2008 (32.7%) primarily due to an increase in state deferred taxes and a true up of prior year taxes related to adjustments to the manufacturing deduction.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations were approximately $64 million and $144 million for the three and six months ended June 30, 2009, respectively, and approximately $66 million and $144 million for the three and six months ended June 30, 2008, respectively.

20. Variable Interest Entities

Accounts Receivable Securitization

Cinergy Receivables Company. During 2002, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky entered into an agreement to sell certain of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote, QSPE. Cinergy Receivables is a wholly-owned limited liability company of Cinergy and was formed in 2002 through a $5 million equity contribution by Cinergy to purchase certain accounts receivable of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. The purpose of the formation of Cinergy Receivables was to improve liquidity at the lowest possible financing cost. As a result of the securitization, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140 and, accordingly, Duke Energy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales. Duke Energy accounts for Cinergy Receivables under the equity method of accounting and all of the earnings or losses of Cinergy Receivables are therefore reflected in Duke Energy’s consolidated earnings. However, as discussed further in Note 18, the accounting treatment and/or the financial statement presentation of Cinergy Receivables could potentially be impacted by the adoption of SFAS No. 166 and SFAS No. 167 on January 1, 2010.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $286 million and $292 million at June 30, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at June 30, 2009 and December 31, 2008. In addition, Duke Energy’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in this case residual cash flows), which is subordinate to the retained interests held by Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

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

Per the governing purchase and sale agreement, Cinergy Receivables is required to maintain a minimum net worth of $3 million. In December 2008, Cinergy Receivables recorded a $15 million increase in its provision for uncollectible accounts which reduced its net worth below the $3 million threshold. During the first quarter of 2009, Cinergy infused approximately $3.5 million of equity into Cinergy Receivables to remedy the net worth deficiency. In June 2009, Cinergy Receivables recorded a $5 million increase in its provision for uncollectible accounts which reduced its net worth below the $3 million threshold. During July 2009, Cinergy infused $7 million of equity into Cinergy Receivables to remedy the net worth deficiency. The greater amount of receivables in arrears is partially attributable to the economic downturn starting in 2008 having a negative impact on customers’ ability to pay their utility bills. Cinergy Receivables, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana will continue to monitor arrearages to determine whether an other-than-temporary impairment has occurred.

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

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2009 were an anticipated credit loss ratio of 0.6%, a discount rate of 2.8% and a receivable turnover rate of 11.6%. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. Duke Energy records income from Cinergy Receivables in a similar manner. An impairment charge would be recorded against the carrying value of both the retained interests and purchased beneficial interest in the event it is determined that an other-than-temporary impairment has occurred.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following tables show the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the three and six months ended June 30, 2009:

Three Months Ended June 30,
2009
(in millions)
Receivables sold as of June 30,	$585
Less: Retained interests	286

Net receivables sold as of June 30,	$299

Purchased beneficial interest	$(2)
Sales
Receivables sold	$1,200
Loss recognized on sale	9
Cash flows
Cash proceeds from receivables sold	$1,166
Collection fees received	—
Return received on retained interests	6

Six Months Ended June 30,
2009
(in millions)
Sales
Receivables sold	$2,798
Loss recognized on sale	22
Cash flows
Cash proceeds from receivables sold	$2,781
Collection fees received	1
Return received on retained interests	14

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

21. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended June 30, 2009 and 2008. Components of other comprehensive income and total comprehensive income for the six months ended June 30, 2009 and 2008 are presented in the Consolidated Statements of Equity and Comprehensive Income.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Total Comprehensive Income

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended June 30, 2009
Net Income	$276	$6	$282

Other comprehensive income
Foreign currency translation adjustments	183	9	192
Net unrealized gain on cash flow hedges(a)	1	—	1
Reclassification into earnings from cash flow hedges(b)	4	—	4
SFAS No. 158 amortization(c)	17	—	17
Unrealized gain on investments in available for sale securities(d)	3	—	3
Other(e)	1	—	1

Other comprehensive income, net of tax	209	9	218

Total Comprehensive Income	$485	$15	$500

(a)	Net of insignificant tax expense for the three months ended June 30, 2009.
(b)	Net of $4 million tax expense for the three months ended June 30, 2009.
(c)	Net of $9 million tax expense for the three months ended June 30, 2009.
(d)	Net of $1 million tax expense for the three months ended June 30, 2009.
(e)	Net of insignificant tax expense for the three months ended June 30, 2009.

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended June 30, 2008
Net Income	$351	$(2)	$349

Other comprehensive income
Foreign currency translation adjustments	85	6	91
Net unrealized loss on cash flow hedges(a)	(2)	—	(2)
Reclassification into earnings from cash flow hedges(b)	4	—	4
SFAS No. 158 amortization(c)	11	—	11
Unrealized loss on investments in auction rate securities(d)	(4)	—	(4)
Reclassification of losses on investments in auction rate securities and other available for sale securities into earnings(e)	2	—	2
Other(f)	(8)	—	(8)

Other comprehensive income, net of tax	88	6	94

Total Comprehensive Income	$439	$4	$443

(a)	Net of insignificant tax benefit for the three months ended June 30, 2008.
(b)	Net of $1 million tax expense for the three months ended June 30, 2008.
(c)	Net of $7 million tax expense for the three months ended June 30, 2008.
(d)	Net of $3 million tax benefit for the three months ended June 30, 2008.
(e)	Net of $2 million tax expense for the three months ended June 30, 2008.
(f)	Net of $6 million tax benefit for the three months ended June 30, 2008.

22. Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies and variable interest entities, see Notes 13, 14 and 20, respectively. Management has evaluated these Unaudited Consolidated Financial Statements and Notes for subsequent events up through August 7, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the SEC.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements.

Executive Overview

Net income attributable to Duke Energy Corporation was $276 million for the second quarter of 2009 as compared to $351 million for the second quarter of 2008. Diluted earnings per share decreased to $0.21 per share in the second quarter of 2009 from $0.28 per share in the second quarter of 2008 primarily due to the decrease in net income in the second quarter of 2009 as compared to the same period in 2008, as described further below. Income from continuing operations was $284 million for the second quarter of 2009 as compared to $336 million for the same period in 2008. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $647 million for the three months ended June 30, 2009 as compared to $854 million for the same period in 2008.

Net income attributable to Duke Energy Corporation was $620 million for the six months ended June 30, 2009 as compared to $816 million for the same period in 2008. Diluted earnings per share decreased to $0.48 per share for the six months ended June 30, 2009 from $0.64 per share in the same period in 2008 primarily due to the decrease in net income in the six months ended June 30, 2009 as compared to the same period in 2008, as described further below. Income from continuing operations was $630 million for the six months ended June 30, 2009 as compared to $800 million for the same period in 2008. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $1,411 million for the six months ended June 30, 2009 as compared to $1,751 million for the same period in 2008.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$2,913	$3,229	$(316)	$6,225	$6,566	$(341)
Operating expenses	2,398	2,579	(181)	5,035	5,183	(148)
Gains on sales of other assets and other, net	13	33	(20)	19	51	(32)

Operating income	528	683	(155)	1,209	1,434	(225)
Other income and expenses, net	119	14	105	147	131	16
Interest expense	186	194	(8)	370	376	(6)

Income from continuing operations before income taxes	461	503	(42)	986	1,189	(203)
Income tax expense from continuing operations	177	167	10	356	389	(33)

Income from continuing operations	284	336	(52)	630	800	(170)
(Loss) income from discontinued operations, net of tax	(2)	13	(15)	1	15	(14)

Net income	282	349	(67)	631	815	(184)
Less: Net income (loss) attributable to noncontrolling interests	6	(2)	8	11	(1)	12

Net income attributable to Duke Energy Corporation	$276	$351	$(75)	$620	$816	$(196)

PART I

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated operating revenues for the three months ended June 30, 2009 decreased approximately $316 million, compared to the same period in 2008. This change was primarily driven by the following:

•

An approximate $253 million decrease at U.S. Franchised Electric and Gas. See Operating Revenues discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $63 million decrease at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information.

Six Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated operating revenues for the six months ended June 30, 2009 decreased approximately $341 million, compared to the same period in 2008. This change was primarily driven by the following:

•

An approximate $346 million decrease at U.S. Franchised Electric and Gas. See Operating Revenues discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $97 million decrease at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these decreases was:

•	An approximate $80 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information.

Consolidated Operating Expenses

Three Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated operating expenses for the three months ended June 30, 2009 decreased $181 million, compared to the same period in 2008. This change was primarily driven by the following:

•	An approximate $247 million decrease at U.S. Franchised Electric and Gas. See Operating Expenses discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information.
•	An approximate $29 million decrease at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information; and
•	An approximate $33 million decrease at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

Partially offsetting this decrease was:

•	An approximate $131 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information.

Six Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated operating expenses for the six months ended June 30, 2009 decreased $148 million, compared to the same period in 2008. This change was primarily driven by the following:

•	An approximate $272 million decrease at U.S. Franchised Electric and Gas. See Operating Expenses discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information.
•	An approximate $80 million decrease at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information; and
•	An approximate $39 million decrease at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

Partially offsetting these decreases was:

•	An approximate $244 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information.

PART I

Consolidated Gains on Sales of Other Assets and Other, Net

Three Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated gains on sales of other assets and other, net was a gain of approximately $13 million and $33 million for the three months ended June 30, 2009 and 2008, respectively. The gain for the three months ended June 30, 2009 was due primarily to the sale of emission allowances by U.S. Franchised Electric and Gas. The net gain for the three months ended June 30, 2008 was due primarily to Commercial Power’s sale of emission allowances.

Six Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated gains on sales of other assets and other, net was a gain of approximately $19 million and $51 million for the six months ended June 30, 2009 and 2008, respectively. The gain for the six months ended June 30, 2009 was due primarily to the sale of emission allowances by Commercial Power and U.S. Franchised Electric and Gas. The net gain for the six months ended June 30, 2008 was due primarily to Commercial Power’s sale of emission allowances.

Consolidated Operating Income

Three Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated operating income for the three months ended June 30, 2009 decreased approximately $155 million, compared to the same period in 2008. Drivers to the decrease in operating income are discussed above.

Six Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated operating income for the six months ended June 30, 2009 decreased approximately $225 million, compared to the same period in 2008. Drivers to the decrease in operating income are discussed above.

Consolidated Other Income and Expenses, Net

Three Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated other income and expenses, net for the three months ended June 30, 2009 increased approximately $105 million compared to the same period in 2008. The increase was driven primarily by an approximate $80 million increase in equity in earnings of unconsolidated affiliates due primarily to impairment charges recorded by the Crescent JV (Crescent) during 2008, of which Duke Energy’s proportionate share was approximately $113 million, partially offset by decreased equity earnings at International Energy of approximately $20 million primarily related to its investment in National Methanol Company (NMC).

Six Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated other income and expenses, net for the six months ended June 30, 2009 increased approximately $16 million compared to the same period in 2008. The increase was driven primarily by an approximate $43 million increase in equity in earnings of unconsolidated affiliates due primarily to impairment charges recorded by Crescent during 2008, of which Duke Energy’s proportionate share was approximately $124 million, partially offset by decreased equity earnings at International Energy of approximately $53 million primarily related to its investments in NMC and Attiki Gas Supply S.A. (Attiki). Partially offsetting this increase was an approximate $33 million charge in the first quarter of 2009 associated with guarantees issued on behalf of the Crescent.

Consolidated Interest Expense

Three Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated interest expense for the three months ended June 30, 2009 decreased approximately $8 million, compared to the same period in 2008. This decrease was due primarily to lower interest on floating rate debt and commercial paper, partially offset by higher debt balances.

Six Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated interest expense for the six months ended June 30, 2009 decreased approximately $6 million, compared to the same period in 2008. This decrease was due primarily to lower interest on floating rate debt and commercial paper, partially offset by higher debt balances.

Consolidated Income Tax Expense from Continuing Operations

Three Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated income tax expense from continuing operations for the three months ended June 30, 2009 increased approximately $10 million compared to the same period in 2008. The increase is primarily the result of a higher effective tax rate for the three months ended June 30, 2009 (38%) compared to the same period in 2008 (33%), partially offset by lower pre-tax income. The increase in the effective tax rate is primarily due to an increase in state deferred taxes and a true up of prior year taxes related to adjustments to the manufacturing deduction.

Six Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated income tax expense from continuing operations for the six months ended June 30, 2009 decreased approximately $33 million compared to the same period in 2008. The decrease is pri-

PART I

marily the result of lower pre-tax income, partially offset by a higher effective tax rate for the six months ended June 30, 2009 (36%) compared to the same period in 2008 (33%). The increase in the effective tax rate is primarily due to an increase in state deferred taxes and a true up of prior year taxes related to adjustments to the manufacturing deduction.

Consolidated (Loss) Income From Discontinued Operations, Net of tax

Three Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated (loss) income from discontinued operations, net of tax, for the three months ended June 30, 2009 decreased approximately $15 million compared to the same period in 2008. The decrease primarily relates to Commercial Power’s sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority (an approximate $15 million after-tax gain) during the three months ended June 30, 2008.

Six Months Ended June 30, 2009 as Compared to June 30, 2008. Consolidated (loss) income from discontinued operations, net of tax, for the six months ended June 30, 2009 decreased approximately $14 million compared to the same period in 2008. The decrease primarily relates to Commercial Power’s sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority (approximately $15 million after-tax gain) during the six months ended June 30, 2008.

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

EBIT by Business Segment (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
U.S. Franchised Electric and Gas	$500	$503	$1,057	$1,140
Commercial Power	79	235	193	381
International Energy	68	116	161	230

Total reportable segment EBIT	647	854	1,411	1,751
Other	(38)	(189)	(128)	(265)

Total reportable segment and other EBIT	609	665	1,283	1,486
Interest expense	(186)	(194)	(370)	(376)
Interest income and other(a)	31	29	58	72
Add back of noncontrolling interest component of reportable segment and Other EBIT	7	3	15	7

Consolidated income from continuing operations before income taxes	$461	$503	$986	$1,189

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

PART I

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

U.S. Franchised Electric and Gas

U.S. Franchised Electric and Gas includes the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky) and certain regulated operations of Duke Energy Ohio, Inc. (Duke Energy Ohio).

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Operating revenues	$2,149	$2,402	$(253)	$4,657	$5,003	$(346)
Operating expenses	1,692	1,939	(247)	3,666	3,938	(272)
Gains on sales of other assets and other, net	13	—	13	13	3	10

Operating income	470	463	7	1,004	1,068	(64)
Other income and expenses, net	30	40	(10)	53	72	(19)

EBIT	$500	$503	$(3)	$1,057	$1,140	$(83)

Duke Energy Carolinas GWh sales(a)	18,862	21,036	(2,174)	39,292	43,091	(3,799)
Duke Energy Midwest GWh sales(a)(b)	13,369	15,018	(1,649)	27,921	31,294	(3,373)
Net proportional MW capacity in operation(c)				27,242	27,333	(91)

(a)	Gigawatt-hours (GWh)
(b)	Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest
(c)	Megawatt (MW)

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three and six months ended June 30, 2009 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Residential sales(a)	(1.2)%	2.2%
General service sales(a)	(1.4)%	(0.3)%
Industrial sales(a)	(18.5)%	(18.6)%
Wholesale sales	(26.9)%	(28.2)%
Total Duke Energy Carolinas sales(b)	(10.3)%	(8.8)%
Average number of customers	0.5%	0.7%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the three and six months ended June 30, 2009 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Residential sales(a)	(2.3)%	(1.2)%
General service sales(a)	(1.0)%	(1.8)%
Industrial sales(a)	(20.9)%	(20.6)%
Wholesale sales	(28.9)%	(24.9)%
Total Duke Energy Midwest sales(b)	(11.0)%	(10.8)%
Average number of customers	(0.4)%	(0.3)%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended June 30, 2009 as Compared to June 30, 2008:

Operating Revenues. The decrease was driven primarily by:

•

A $182 million decrease in fuel revenues (including emission allowances) driven primarily by decreased demand from retail and near-term wholesale customers and lower natural gas fuel rates primarily in Ohio and Kentucky, partially offset by higher fuel rates for electric retail customers in all jurisdictions;

•	A $45 million decrease due to lower weather adjusted sales volumes to retail customers reflecting the overall declining economic conditions, which are primarily impacting the industrial sector;
•

A $13 million net decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by increased sales volumes to customers served under long-term contracts; and

•

A $10 million decrease in GWh sales to retail customers due to milder weather conditions in the Carolinas in 2009 compared to the same period in 2008, partially offset by favorable weather conditions in the Midwest in 2009 compared to the same period in 2008. For the Carolinas, cooling degree days for the second quarter of 2009 were approximately 13% above normal compared to 21% above normal during the same period in 2008. The number of cooling degree days recorded in June 2008 was a record for that month in the Carolinas. For the Midwest, cooling degree days for the second quarter of 2009 were 15% above normal as compared to near normal during the same period in 2008.

Partially offsetting these decreases was:

•

A $3 million net increase in rate riders and retail rates primarily due to an increase in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers, partially offset by the expiration of the one-time increment rider related to merger savings that was included in North Carolina rates in 2008.

Operating Expenses. The decrease was driven primarily by:

•

A $186 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to a lower volume of coal used in electric generation, lower volumes and prices for natural gas purchased for resale and used in electric generation and reduced purchased power, partially offset by higher coal prices;

•	A $47 million decrease in operating and maintenance expense primarily due to lower outage and maintenance costs at nuclear and fossil generating stations; and
•	A $14 million decrease in depreciation and amortization due primarily to lower depreciation rates in the Carolinas.

Gains on Sales of Other Assets and Other, net. The increase is due primarily to gains on the sale of NOx allowances in 2009.

Other Income and Expenses, net. The decrease resulted primarily from a lower equity component of allowance for funds used during construction (AFUDC) due substantially to a favorable 2008 Indiana Utility Regulatory Commission (IURC) ruling, partially offset by additional capital spending for ongoing construction projects.

EBIT. The decrease resulted primarily from lower weather adjusted sales volumes, lower wholesale power revenues and milder weather. These negative impacts were partially offset by decreased operation and maintenance costs as a result of lower outage and maintenance costs, lower depreciation rates in the Carolinas and overall net higher retail rates and rate riders.

Six Months Ended June 30, 2009 as Compared to June 30, 2008:

Operating Revenues. The decrease was driven primarily by:

•

A $245 million decrease in fuel revenues (including emission allowances) driven primarily by decreased demand from retail and near-term wholesale customers and lower natural gas fuel rates primarily in Ohio and Kentucky, partially offset by higher fuel rates for electric retail customers in all jurisdictions;

•	An $82 million decrease in weather adjusted sales volumes to retail customers reflecting the overall declining economic conditions, which are primarily impacting the industrial sector;
•

A $23 million net decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by higher prices and increased sales volumes under certain long-term customer contracts; and

•

An $11 million decrease in GWh/Mcf sales to retail customers due to overall milder weather conditions in 2009 compared to the same period in 2008. Weather statistics for heating degree days in 2009 were unfavorable in the Midwest but favorable in the Carolinas compared to the same period in 2008. Weather statistics for cooling degree days in 2009 were favorable in the Midwest but slightly unfavorable in the Carolinas compared to the same period in 2008.

PART I

Partially offsetting these decreases was:

•

A $16 million net increase in rate riders and retail rates primarily due to an increase in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers, partially offset by the expiration of the one-time increment rider related to merger savings that was included in North Carolina rates in 2008.

Operating Expenses. The decrease was driven primarily by:

•

A $250 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to a lower volume of coal used in electric generation, lower prices and volumes for natural gas purchased for resale and used in electric generation, reduced purchased power and the expiration of certain drought mitigation capacity contracts in 2008, partially offset by higher coal prices;

•	A $24 million decrease in depreciation and amortization due primarily to lower depreciation rates in the Carolinas; and
•

A $15 million decrease in operating and maintenance expense primarily due to lower outage and maintenance costs at nuclear and fossil generating stations, partially offset by higher storm costs largely driven by the impact of an ice storm in the Midwest in January 2009 and a snow storm in the Carolinas in March 2009.

Partially offsetting these decreases was:

•	A $17 million increase in property and other taxes due primarily to normal increases.

Gains on Sales of Other Assets and Other, net. The increase is due primarily to gains on the sale of NOx allowances in 2009.

Other Income and Expenses, net. The decrease resulted primarily from a lower equity component of AFUDC due substantially to a favorable 2008 IURC ruling, partially offset by additional capital spending for ongoing construction projects.

EBIT. The decrease resulted primarily from lower weather adjusted sales volumes, lower wholesale power revenues, higher property and other taxes and milder weather. These negative impacts were partially offset by lower depreciation rates in the Carolinas, decreased operation and maintenance costs as a result of lower outage and maintenance costs partially offset by increased storm costs in 2009 and overall net higher retail rates and rate riders.

Matters Impacting Future U.S. Franchised Electric and Gas Results

U.S. Franchised Electric and Gas evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” For further information on key assumptions that impact U.S. Franchised Electric and Gas’ goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008. As required under generally accepted accounting principles in the U.S., Duke Energy performs an annual goodwill impairment test and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Duke Energy performs its annual impairment assessment as of August 31, each year. As of the date of the August 2008 annual impairment test, the fair value of U.S. Franchised Electric and Gas’ reporting units exceeded their respective carrying values, thus no goodwill impairment charges were recorded. Subsequent to the August 2008 annual impairment test, management has continued to monitor the impact of market and economic events to determine if it is more likely than not that the carrying values of U.S. Franchised Electric and Gas’ reporting units have been impaired. As of June 30, 2009, management evaluated all significant triggering events or circumstances that existed as of that date, if any, and concluded that it was not more likely than not that the fair value of a reporting unit was below its carrying value and, therefore, management did not perform an interim detailed impairment test of U.S. Franchised Electric and Gas’ goodwill. However, management is continuing to monitor the impact of recent market and economic conditions and it is possible that goodwill impairment charges could be recorded in the future. At June 30, 2009, the U.S. Franchised Electric and Gas segment had goodwill of approximately $3.5 billion.

PART I

Commercial Power

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Operating revenues	$474	$481	$(7)	$1,011	$931	$80
Operating expenses	413	282	131	849	605	244
Gains on sales of other assets and other, net	—	32	(32)	5	46	(41)

Operating income	61	231	(170)	167	372	(205)
Other income and expenses, net	18	4	14	26	9	17

EBIT	$79	$235	$(156)	$193	$381	$(188)

Actual Plant Production, GWh	6,132	4,947	1,185	12,427	10,866	1,561
Proportional MW capacity in operation				8,071	7,550	521

Three Months Ended June 30, 2009 as Compared to June 30, 2008:

Operating Revenues. The decrease was primarily driven by:

•

A $40 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $20 million in 2009 compared to gains of $20 million in 2008; and

•	An $18 million decrease in wholesale electric revenues due to lower generation margins and hedge realization in 2009 compared to 2008.

Partially offsetting these decreases were:

•

A $22 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the Electric Security Plan (ESP) in 2009 and the timing of fuel and purchased power rider collections in 2008, net of lower volumes due to overall economic conditions;

•	A $14 million increase due to higher generation volumes and PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008;
•	An $8 million increase in coal sales to industrial customers due to additional contracts in 2009 compared to 2008; and

•	A $6 million increase in wind generation revenues due to commencement of certain operations in the third quarter of 2008.

Operating Expenses. The increase was primarily driven by:

•	A $105 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $16 million in 2009 compared to gains of $87 million in 2008;
•

A $14 million increase in depreciation and administrative expenses associated with wind projects placed in service after the second quarter of 2008 and the continued development of the renewable business in 2009;

•	An $8 million increase in expenses associated with coal sales to industrial customers due to additional contracts in 2009 compared to 2008;
•	A $7 million increase in plant maintenance expenses resulting from increased plant outages in 2009 compared to 2008; and
•	A $6 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to higher generation volumes in 2009 compared to 2008.

Partially offsetting these increases was:

•	A $15 million decrease in retail and wholesale fuel expenses due to realized gains on fuel hedges net of higher contract prices in 2009 compared to 2008.

Gains on Sales of Other Assets and Other, net. The decrease in 2009 compared to 2008 is attributable to lower gains on sales of emission allowances in 2009 compared to 2008.

Other Income and Expenses, net. The increase is partially driven by higher equity earnings of unconsolidated affiliates.

PART I

EBIT. The decrease is primarily attributable to lower mark-to-market results on economic hedges due to decreasing commodity prices, increased plant maintenance expenses and fewer gains on sales of emission allowances, partially offset by higher retail revenue pricing as a result of the implementation of the ESP and higher margins from the Midwest gas-fired assets due to increased generation volumes and PJM capacity revenues.

Six Months Ended June 30, 2009 as Compared to June 30, 2008:

Operating Revenues. The increase was primarily driven by:

•

A $64 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the ESP in 2009 and the timing of fuel and purchased power rider collections in 2008, net of lower volumes due to overall economic conditions;

•	A $41 million increase due to higher generation volumes and PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008; and
•	A $9 million increase in wind generation revenues due to commencement of certain operations in the third quarter of 2008.

Partially offsetting these increases were:

•	A $33 million decrease in wholesale electric revenues due to lower generation margins and hedge realization in 2009 compared to 2008; and
•

A $10 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $1 million in 2009 compared to gains of $9 million in 2008; and

Operating Expenses. The increase was primarily driven by:

•	A $169 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $24 million in 2009 compared to gains of $145 million in 2008;
•	A $29 million increase in plant maintenance expenses resulting from increased plant outages in 2009 compared to 2008;
•	A $27 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to higher generation volumes in 2009 compared to 2008; and
•

A $21 million increase in depreciation and administrative expenses associated with wind projects place in service after the second quarter of 2008 and the continued development of the renewable business in 2009.

Partially offsetting these increases was:

•	A $16 million decrease in retail and wholesale fuel expenses due to realized gains on fuel hedges net of higher contract prices in 2009 compared to 2008.

Gains on Sales of Other Assets and Other, net. The decrease in 2009 compared to 2008 is attributable to lower gains on sales of emission allowances in 2009 compared to 2008.

Other Income and Expenses, net. The increase is partially driven by higher equity earnings of unconsolidated affiliates.

EBIT. The decrease is primarily attributable to lower mark-to-market results on economic hedges due to decreasing commodity prices, increased plant maintenance expenses and fewer gains on sales of emission allowances, partially offset by higher retail revenue pricing as a result of the implementation of the ESP and higher margins from the Midwest gas-fired assets due to increased generation volumes and PJM capacity revenues.

Matters Impacting Future Commercial Power Results

Recently, surplus generating capacity caused by lower demand due to the economic recession has put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have announced intentions of supplying power to current Commercial Power customers in Ohio and Commercial Power has experienced an increase in customer switching in the second quarter of 2009.

Commercial Power evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” For further information on key assumptions that impact Commercial Power’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008. As required under generally accepted accounting principles in the U.S., Duke Energy performs an annual goodwill impairment test and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Duke Energy performs its annual impairment assessment as of August 31, each year. As of the date of the August 2008 annual impairment test, the fair value of Commercial Power’s reporting units exceeded their

PART I

respective carrying values, thus no goodwill impairment charges were recorded. Subsequent to the August 2008 annual impairment test, management has continued to monitor the impact of market and economic events to determine if it is more likely than not that the carrying values of Commercial Power’s reporting units have been impaired. As of June 30, 2009, management evaluated all significant triggering events or circumstances that existed as of that date and concluded that it was not more likely than not that the fair value of a reporting unit was below its carrying value and, therefore, management did not perform an interim detailed impairment test of Commercial Power’s goodwill. Subsequent to June 30, 2009, as discussed above, market conditions in the Commercial Power business segment continue to rapidly evolve and it is possible that goodwill impairment charges could be recorded in the future as a result of the changing business environment. At June 30, 2009, the Commercial Power segment had goodwill of approximately $960 million.

Furthermore, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply SFAS No. 71 to certain portions of its Commercial Power business segment. As of June 30, 2009, Commercial Power had regulatory assets of approximately $200 million related to under-collections under its ESP and mark-to-market losses on certain economic hedges.

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Operating revenues	$271	$334	$(63)	$526	$623	$(97)
Operating expenses	225	254	(29)	386	466	(80)
Gains on sales of other assets and other, net	—	1	(1)	—	1	(1)

Operating income	46	81	(35)	140	158	(18)
Other income and expenses, net	26	41	(15)	32	83	(51)
Expense attributable to noncontrolling interest	4	6	(2)	11	11	—

EBIT	$68	$116	$(48)	$161	$230	$(69)

Sales, GWh	4,277	4,918	(641)	8,935	9,162	(227)
Proportional MW capacity in operation				4,051	4,010	41

Three Months Ended June 30, 2009 as Compared to June 30, 2008:

Operating Revenues. The decrease was driven primarily by:

•	A $43 million decrease in Central America due to lower average sales prices and decreased demand;
•	A $14 million decrease in Brazil due to lower dispatch and unfavorable exchange rates, partially offset by favorable average prices; and
•	A $6 million decrease in Peru due to lower hydrocarbon sales prices.

Operating Expenses. The decrease was driven primarily by:

•	A $36 million decrease in Central America primarily due to lower fuel costs and decreased consumption;
•	A $10 million decrease in Peru due to lower hydrocarbon royalty fees.

Partially offsetting these decreases was:

•	A $14 million increase in Brazil due to a provision associated with an adverse ruling on prior year’s transmission fees, partially offset by favorable exchange rates.

Other Income and Expenses, net. The decrease was primarily driven by an $18 million decrease in equity earnings from NMC due to unfavorable methanol and methyl tertiary butyl ether (MTBE) prices and reduced MTBE sales volumes.

EBIT. The decrease was primarily due to lower equity earnings from NMC, a provision associated with an adverse ruling on prior year’s transmission fees and unfavorable exchange rates in Brazil, partially offset by favorable average sales prices in Brazil.

Six Months Ended June 30, 2009 as Compared to June 30, 2008:

Operating Revenues. The decrease was driven primarily by:

•	A $68 million decrease in Central America due to lower average sales prices and demand;
•	A $26 million decrease in Brazil due to unfavorable exchange rates, partially offset by favorable average prices; and
•	A $15 million decrease in Peru due to lower hydrocarbon sales prices.

PART I

Partially offsetting these decreases were:

•	A $6 million increase in Ecuador due to increased sales volumes as a result of favorable hydrology; and
•	A $6 million increase in Argentina due to higher gas marketing sales partially offset by unfavorable exchange rates.

Operating Expenses. The decrease was driven primarily by:

•	A $67 million decrease in Central America primarily due to lower fuel costs and decreased consumption; and
•	A $23 million decrease in Peru due to lower hydrocarbon royalty fees.

Partially offsetting these decreases was:

•	A $6 million increase in Ecuador due to higher fuel consumption; and
•	A $5 million increase in Argentina due to higher gas marketing purchases.

Other Income and Expenses, net. The decrease was primarily driven by a $44 million decrease in equity earnings from NMC due to unfavorable methanol and MTBE prices and a $9 million decrease in equity earnings from Attiki Gas Supply S.A. (Attiki) due to lower margins.

EBIT. The decrease was primarily due to lower equity earnings from NMC and Attiki and unfavorable exchange rates, primarily in Brazil.

Matters Impacting Future International Energy Results

International Energy evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” For further information on key assumptions that impact International Energy’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008. As required under generally accepted accounting principles in the U.S., Duke Energy performs an annual goodwill impairment test and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carry amount. Duke Energy performs its annual impairment assessment as of August 31, each year.

Subsequent to the August 2008 annual impairment test, management has continued to monitor the impact of market and economic events to determine if it is more likely than not that the carrying values of International Energy’s reporting unit has been impaired. As of June 30, 2009, management evaluated all significant triggering events or circumstances that existed as of that date, if any, and concluded that it was not more likely than not that the fair value of a reporting unit was below its carrying value and, therefore, management did not perform an interim detailed impairment test of International Energy’s goodwill. However, management is continuing to monitor the impact of recent and prospective regulatory, market and economic events, including the impacts of foreign exchange rates in all jurisdictions, as well as the impacts of commodity prices, such as crude oil, on the results of NMC, and it is possible that goodwill impairment charges could be recorded in the future as a result of these tests. At June 30, 2009, the International Energy segment had goodwill of approximately $281 million.

PART I

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$42	$35	$7	$78	$56	$22
Operating expenses	94	127	(33)	182	221	(39)
Gains on sales of other assets and other, net	—	—	—	1	1	—

Operating income	(52)	(92)	40	(103)	(164)	61
Other income and expenses, net	17	(100)	117	(21)	(105)	84
Expense (benefit) attributable to noncontrolling interests	3	(3)	(6)	4	(4)	(8)

EBIT	$(38)	$(189)	$151	$(128)	$(265)	$137

Three Months Ended June 30, 2009 as Compared to June 30, 2008:

Operating Income. The increase was primarily due to lower corporate costs and favorable results at Duke Energy Trading and Marketing, LLC (DETM) and Bison.

Other Income and Expenses, net. The increase in other income was due primarily to losses at Crescent in 2008, primarily as a result of impairment charges recorded by Crescent, for which Duke Energy’s proportionate share was approximately $113 million, with no comparable losses in 2009.

EBIT. The increase was due primarily to prior year losses at Crescent, lower corporate costs and favorable results at DETM and Bison.

Six Months Ended June 30, 2009 as Compared to June 30, 2008:

Operating Income. The increase was primarily due to lower corporate costs and favorable results at DETM and Bison.

Other Income and Expenses, net. The increase in other income was due primarily to losses at Crescent in 2008, primarily as a result of impairment charges recorded by Crescent, for which Duke Energy’s proportionate share was approximately $124 million, with no comparable losses in 2009, partially offset by a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

EBIT. The increase was due primarily to prior year losses at Crescent, lower corporate costs and favorable results at DETM and Bison, partially offset by a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities was approximately $1,017 million for the six months ended June 30, 2009 compared to approximately $1,695 million for the same period in 2008, a decrease in cash provided of approximately $678 million. This change was driven primarily by:

•	Net income of $631 million in the six months ended June 30, 2009 compared to $815 million for the same period in 2008,
•	Changes in traditional working capital amounts due to timing of cash receipts and cash payments, as well as an increase in coal inventory, and
•	An approximate $500 million increase in contributions to company sponsored pension plans.

Investing Cash Flows

Net cash used in investing activities was approximately $2,133 million for the six months ended June 30, 2009 compared to approximately $2,527 million for the same period in 2008, a decrease in cash used of approximately $394 million. This change was driven primarily by:

•

An approximate $495 million decrease in purchases of available-for-sale securities, net of proceeds, due to net purchases of approximately $20 million for the six months ended June 30, 2009 compared to net purchases of approximately $515 million for the same period in 2008, and

•	An approximate $70 million decrease in capital and investment expenditures and acquisitions of businesses, partially offset by
•	An approximate $70 million decrease in proceeds from the sales of emission allowances, net of purchases, and
•	An approximate $30 million decrease in proceeds from sales of other assets.

PART I

Financing Cash Flows and Liquidity

Net cash provided by financing activities was approximately $836 million for the six months ended June 30, 2009 compared to approximately $871 million for the same period in 2008, a decrease in cash provided of approximately $35 million. This change was driven primarily by:

•

An approximate $255 million decrease in proceeds from issuances of long-term debt, net of repayments, as a result of net issuances of approximately $1,335 million during 2009 as compared to net issuances of approximately $1,590 million during 2008 and,

•	An approximate $50 million increase in dividends paid in 2009, partially offset by
•	An approximate $260 million increase in proceeds from the issuance of common stock related primarily to the DRIP and other internal plans.

Significant Financing Activities. In June 2009, Duke Energy Indiana issued $55 million of tax-exempt fixed rate term bonds, which are due August 1, 2039 and carry a fixed interest rate of 6.00%. The proceeds from this issuance were used to refund $55 million of tax-exempt variable rate demand bonds on July 1, 2009.

In June 2009, Duke Energy increased its common stock dividend from $0.23 per share to $0.24 per share, which became effective with the dividend declared in June 2009 payable in September 2009.

In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance were used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance were used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

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

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan and other internal plans, including 401(k) plans. Duke Energy currently anticipates issuing up to an aggregate of approximately $600 million of common stock associated with these programs. Approximately $280 million of proceeds from the sale of common stock was received during the six months ended June 30, 2009 associated with these plans.

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

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% and is subject to reset on a weekly basis.

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

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2009, Duke Energy was in compliance with all covenants related to its significant credit agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Through August 1, 2009, the credit ratings of Duke Energy and its subsidiaries were unchanged from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Other Matters

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,074 million in excess of the self insured retention. Insurance recoveries of approximately $1,007 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of June 30, 2009. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current rating.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2009, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2008.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the six months ended June 30, 2009, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2008.

PART I

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of June 30, 2009:

FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with SFAS No. 157 (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, FSP FAS 132(R)-1 is effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have any impact on Duke Energy’s results of operations, cash flows or financial position.

Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 166). In June 2009, the FASB issued SFAS No. 166, which revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140), to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities, which were not subject to consolidation under SFAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), to now be assessed for consolidation. In addition, this statement clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, SFAS No. 166 is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. As described further in Note 19, since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables Company (Cinergy Receivables), a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment under SFAS No. 140, and accordingly, Duke Energy has not consolidated Cinergy Receivables, and the transfers have been accounted for as sales. Upon adoption of SFAS No. 166, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs could potentially be impacted, as Cinergy Receivables must be assessed for consolidation and any transfers of accounts receivables on or after the effective date of SFAS No. 166 would be subject to that statement’s amended derecognition criteria for financial assets. Duke Energy is currently evaluating the potential impact of the adoption of SFAS No. 166, and is unable to estimate at this time the impact of SFAS No. 166 on its consolidated results of operations, cash flows or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends FIN No. 46R to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies FIN No. 46R to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, SFAS No. 167 requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy, SFAS No. 167 is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to the provisions of FIN No. 46R, as well as any QSPEs that exist as of the effective date. Early adoption of SFAS No. 167 is prohibited. Duke Energy is currently evaluating the potential impact of the adoption of SFAS No. 167, and is unable to estimate at this time the impact of SFAS No. 167 on its consolidated results of operations, cash flows or financial position.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). In June 2009, the FASB issued SFAS No. 168, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of SFAS No. 168, which is for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Once the Codification is in effect, all of its content will carry the same level of authority, thus superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and the GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. While the adoption of SFAS No. 168 will not have an impact on Duke Energy’s consolidated financial statements, SFAS No. 168 will impact the references to authoritative and non-authoritative accounting literature contained within the Notes.

PART I

Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies and variable interest entities, see Note 13, “Regulatory Matters,” Note 14, “Commitments and Contingencies,” and Note 20, “Variable Interest Entities” to the Consolidated Financial Statements. Management has evaluated subsequent events up through August 7, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the Securities and Exchange Commission.

PART I

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009 and, other than the personnel change discussed below, have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the second quarter of 2009, Duke Energy announced that David L. Hauser, Group Executive and Chief Financial Officer of Duke Energy would retire effective July 1, 2009. Lynn J. Good, previously President of Commercial Businesses, was appointed as Group Executive and Chief Financial Officer of Duke Energy upon Mr. Hauser’s retirement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2009, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Second Quarter of 2009

There were no issuer purchases of equity securities during the second quarter of 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

At the May 7, 2009 Annual Meeting of Shareholders, the shareholders of Duke Energy voted on the following: the election of ten directors to terms ending in 2010 and a proposal to ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2009.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Against/Withheld
William Barnet, III	1,014,707,933	45,225,726
G. Alex Bernhardt, Sr.	1,020,176,531	39,757,128
Michael G. Browning	1,019,688,489	40,245,170
Daniel R. DiMicco	982,330,602	77,603,057
Ann Maynard Gray	1,016,643,845	43,289,814
James H. Hance, Jr.	1,003,296,858	56,636,801
James T. Rhodes	1,025,583,928	34,349,732
James E. Rogers	1,005,266,113	54,667,546
Philip R. Sharp	1,024,767,412	35,166,248
Dudley S. Taft	1,017,993,853	41,939,806

The proposal to ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2009 received 1,035,697,124 votes for approval, 18,529,182 votes against and 5,707,751 abstentions.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
10.1	**	Retirement Agreement between Duke Energy Corporation and David L. Hauser, dated June 22, 2009 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, June 26, 2009, as Exhibit 99.1).

*31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101		The following materials from Duke Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Balance Sheets, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Equity and Comprehensive Income and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

DUKE ENERGY CORPORATION

Date: August 7, 2009	/S/ LYNN J. GOOD
Lynn J. Good
Group Executive and Chief Financial Officer

Date: August 7, 2009	/S/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller