Form 10-Q
period 2009-09-30
Duke Energy CORP
filed 2009-11-06
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 Or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.001, outstanding as of November 2, 2009    1,304,606,057

INDEX

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2009

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1. Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Regulated electric	$2,784	$2,603	$7,717	$7,115
Non-regulated electric, natural gas, and other	534	819	1,432	2,403
Regulated natural gas	78	86	472	556
Total operating revenues	3,396	3,508	9,621	10,074
Operating Expenses
Fuel used in electric generation and purchased power—regulated	900	838	2,521	2,279
Fuel used in electric generation and purchased power—non-regulated	197	495	502	1,049
Cost of natural gas and coal sold	41	78	317	440
Operation, maintenance and other	805	838	2,458	2,500
Depreciation and amortization	432	432	1,253	1,263
Property and other taxes	175	170	528	503
Goodwill and other impairment charges	414	82	420	82
Total operating expenses	2,964	2,933	7,999	8,116
Gains on Sales of Other Assets and Other, net	13	2	32	53
Operating Income	445	577	1,654	2,011
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	17	(84)	42	(102)
Losses on sales and impairments of unconsolidated affiliates	(3)	(4)	(9)	(4)
Other income and expenses, net	82	33	210	182
Total other income and expenses	96	(55)	243	76
Interest Expense	190	176	560	552
Income From Continuing Operations Before Income Taxes	351	346	1,337	1,535
Income Tax Expense from Continuing Operations	244	132	600	521
Income From Continuing Operations	107	214	737	1,014
(Loss) Income From Discontinued Operations, net of tax	(1)	(1)	—	14
Net Income	106	213	737	1,028
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(3)	(2)	8	(3)
Net Income Attributable to Duke Energy Corporation	$109	$215	$729	$1,031

Earnings Per Share—Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.08	$0.17	$0.56	$0.80
Diluted	$0.08	$0.17	$0.56	$0.80
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.08	$0.17	$0.56	$0.81
Diluted	$0.08	$0.17	$0.56	$0.81
Dividends per share	$—	$—	$0.70	$0.67
Weighted-average shares outstanding
Basic	1,299	1,265	1,289	1,264
Diluted	1,300	1,267	1,290	1,266

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$1,606	$986
Short-term investments	1	51
Receivables (net of allowance for doubtful accounts of $48 at September 30, 2009 and $42 at December 31, 2008)	1,489	1,653
Inventory	1,420	1,135
Other	1,299	1,448
Total current assets	5,815	5,273
Investments and Other Assets
Investments in equity method unconsolidated affiliates	458	473
Nuclear decommissioning trust funds	1,708	1,436
Goodwill	4,383	4,720
Intangibles, net	606	680
Notes receivable	133	134
Other	2,563	2,577
Total investments and other assets	9,851	10,020
Property, Plant and Equipment
Cost	53,660	50,304
Less accumulated depreciation and amortization	17,235	16,268
Net property, plant and equipment	36,425	34,036
Regulatory Assets and Deferred Debits
Deferred debt expense	256	257
Regulatory assets related to income taxes	686	625
Other	2,741	2,866
Total regulatory assets and deferred debits	3,683	3,748
Total Assets	$55,774	$53,077

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	September 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,095	$1,477
Notes payable and commercial paper	279	543
Taxes accrued	395	362
Interest accrued	232	187
Current maturities of long-term debt	743	646
Other	974	1,130
Total current liabilities	3,718	4,345
Long-term Debt	15,406	13,250
Deferred Credits and Other Liabilities
Deferred income taxes	5,826	5,117
Investment tax credits	138	148
Asset retirement obligations	2,702	2,567
Other	6,239	6,499
Total deferred credits and other liabilities	14,905	14,331
Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,303 million and 1,272 million shares outstanding at September 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	20,566	20,106
Retained earnings	1,428	1,607
Accumulated other comprehensive loss	(387)	(726)
Total Duke Energy Corporation shareholders’ equity	21,608	20,988
Noncontrolling Interests	137	163
Total equity	21,745	21,151
Total Liabilities and Equity	$55,774	$53,077

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$737	$1,028
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	1,395	1,387
Gains on sales of other assets	(32)	(76)
Impairment of goodwill and other impairment charges	429	87
Deferred income taxes	659	243
Equity in (earnings) loss of unconsolidated affiliates	(42)	102
Contributions to qualified pension plans	(500)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	20	(83)
Receivables	226	53
Inventory	(279)	(103)
Other current assets	28	62
Increase (decrease) in
Accounts payable	(293)	(193)
Taxes accrued	81	94
Other current liabilities	(70)	(167)
Other assets	7	65
Other liabilities	176	(22)
Net cash provided by operating activities	2,542	2,477
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,024)	(3,211)
Investment expenditures	(103)	(13)
Acquisitions, net of cash acquired	(124)	(389)
Purchases of available-for-sale securities	(2,432)	(6,536)
Proceeds from sales and maturities of available-for-sale securities	2,394	6,486
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	57	86
Purchases of emission allowances	(56)	(36)
Sales of emission allowances	43	86
Change in restricted cash	41	58
Other	(17)	(15)
Net cash used in investing activities	(3,221)	(3,484)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,357	3,613
Issuance of common stock related to employee benefit plans	420	28
Payments for the redemption of long-term debt	(1,279)	(916)
Notes payable and commercial paper	(268)	317
Distributions to noncontrolling interests	(34)	(2)
Contributions from noncontrolling interests	—	5
Dividends paid	(908)	(851)
Other	11	11
Net cash provided by financing activities	1,299	2,205
Net increase in cash and cash equivalents	620	1,198
Cash and cash equivalents at beginning of period	986	678
Cash and cash equivalents at end of period	$1,606	$1,876

Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$316	$235

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$2	$(74)	$21,199	$180	$21,379
Net income	—	—	—	1,031	—	—	—	—	1,031	(3)	1,028
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	(84)	—	—	—	(84)	(5)	(89)
Net unrealized gain on cash flow hedges(a)	—	—	—	—	—	6	—	—	6	—	6
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	2	—	—	2	—	2
Pension and OPEB Related Adjustments to AOCI(c)	—	—	—	—	—	—	—	5	5	—	5
Unrealized loss on investments in auction rate securities(d)	—	—	—	—	—	—	(13)	—	(13)	—	(13)
Reclassification of losses on investments in auction rate securities and other available-for-sale securities into earnings(e)	—	—	—	—	—	—	4	—	4	—	4
Other(f)	—	—	—	—	—	—	(17)	—	(17)	—	(17)

Total comprehensive income									934	(8)	$926
Dividend reinvestment and employee benefits	3	—	59	—	—	—	—	—	59	—	59
Common stock dividends	—	—	—	(851)	—	—	—	—	(851)	—	(851)
Additional amounts related to the spin-off of Spectra Energy	—	—	—	(11)	—	—	—	—	(11)	3	(8)

Balance September 30, 2008	1,265	$1	$19,992	$1,567	$(91)	$(46)	$(24)	$(69)	$21,330	$175	$21,505

Balance December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151
Net income	—	—	—	729	—	—	—	—	729	8	737
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	298	—	—	—	298	15	313
Net unrealized gain on cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	16	—	—	16	—	16
Pension and OPEB Related Adjustments to AOCI(c)	—	—	—	—	—	—	—	19	19	—	19
Other(f)	—	—	—	—	—	—	5	—	5	—	5

Total comprehensive income									1,068	23	1,091
Common stock issuances, including dividend reinvestment and employee benefits	31	—	451	—	—	—	—	—	451	—	451
Purchases and other changes in noncontrolling interest in subsidiaries	—	—	14	—	—	—	—	—	14	(49)	(35)
Common stock dividends	—	—	—	(908)	—	—	—	—	(908)	—	(908)
Other	—	—	(5)	—	—	—	—	—	(5)	—	(5)

Balance September 30, 2009	1,303	$1	$20,566	$1,428	$(8)	$(24)	$(23)	$(332)	$21,608	$137	$21,745
(a)	Net unrealized gain on cash flow hedges, net of insignificant tax expense in 2009 and $4 tax expense in 2008.
(b)	Reclassification into earnings from cash flow hedges, net of $9 tax expense in 2009 and $1 tax expense in 2008.
(c)	Net of $10 tax expense in 2009 and $3 tax expense in 2008.
(d)	Net of $12 tax benefit in 2008.
(e)	Net of $4 tax expense in 2008.
(f)	Net of $2 tax expense in 2009 and $9 tax benefit in 2008.

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

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy’s Form 10-K for the year ended December 31, 2008.

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

Reclassifications. As discussed further in Note 18, effective January 1, 2009, Duke Energy applied the revised financial statement presentation requirements associated with noncontrolling interests, which impacted certain prior period amounts on the Unaudited Consolidated Financial Statements since retroactive application of these provisions were required.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (KWh) or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables on the Consolidated Balance Sheets, were approximately $379 million and $390 million at September 30, 2009 and December 31, 2008, respectively. Additionally, Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Kentucky, Inc. (Duke Energy Kentucky) and Duke Energy Indiana, Inc. (Duke Energy Indiana) sell, on a revolving basis, nearly all of their retail accounts receivable and a portion of their wholesale accounts receivable and related collections to Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy Corp. (Cinergy), a wholly-owned subsidiary of Duke Energy. The securitization transaction was structured to meet the criteria for sale treatment under the accounting rules for transfers and servicing of financial assets and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled retail and wholesale revenues of approximately $199 million and $266 million at September 30, 2009 and December 31, 2008, respectively, were included in the sales of accounts receivable to Cinergy Receivables. See Note 20 for additional information regarding Cinergy Receivables.

Other Liabilities. At September 30, 2009 and December 31, 2008, approximately $2,297 million and $2,162 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At both September 30, 2009 and December 31, 2008, these balances exceeded 5% of total liabilities.

At September 30, 2009 and December 31, 2008, approximately $245 million and $195 million, respectively, of liabilities associated with vacation accrued are included in Other within Current Liabilities on the Consolidated Balance Sheets. As of September 30, 2009, this balance exceeded 5% of total current liabilities.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Reapplication of Regulatory Accounting Treatment to Portions of Generation in Ohio. Commercial Power’s generation operations in the Midwest include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Prior to December 17, 2008, Commercial Power did not apply regulatory accounting treatment to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As discussed further in Note 13, in April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the Public Utilities Commission of Ohio’s (PUCO) authority to approve an electric utility’s standard service offer either through an Electric Security Plan (ESP) or a Market Rate Option (MRO), which is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP and, with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The approval of the ESP on December 17, 2008 resulted in the reapplication of regulatory accounting treatment to certain portions of Commercial Power’s operations as of that date. The ESP became effective on January 1, 2009.

From January 1, 2005 through December 31, 2008, Commercial Power operated under a Rate Stabilization Plan (RSP), which was a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that there would be a move to full competitive markets upon the expiration of the RSP. Accordingly, Commercial Power did not apply regulatory accounting treatment to any of its generation operations prior to December 17, 2008. In connection with the approval of the ESP, Duke Energy reassessed whether Commercial Power’s generation operations met the criteria for regulatory accounting treatment as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load met the necessary accounting criteria for regulatory accounting treatment as SB 221 and Duke Energy Ohio’s approved ESP enhanced the recovery mechanism for certain costs of its generation serving native load and increased the likelihood that these operations will remain under a cost recovery model for certain costs for the remainder of the ESP period.

Under the ESP, Commercial Power bills for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Commercial Power began applying regulatory accounting treatment to the corresponding RSP riders that enhanced the recovery mechanism for recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the necessary accounting criteria. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. In assessing the probability of recovery of its regulatory assets established for its native load generation operations, Duke Energy continues to monitor the amount of native load customers that have switched to alternative suppliers. At September 30, 2009, management has concluded that the established regulatory assets are still probable of recovery even though there have been increased levels of customer switching.

Despite certain portions of the Ohio native load operations not meeting the criteria for applying regulatory accounting treatment, all of Commercial Power’s Ohio native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to here-in as Commercial Power’s regulated operations. Accordingly, beginning January 1, 2009, these revenues and corresponding fuel and purchased power expenses are recorded in Regulated Electric within Operating Revenues and Fuel Used in Electric Generation and Purchased Power—Regulated within Operating Expense, respectively, on the Consolidated Statements of Operations.

2. Business Segments

Duke Energy operates the following business segments, which are all considered reportable business segments under the accounting guidance for business segments: U.S. Franchised Electric and Gas (which consists of the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Indiana, Duke Energy Kentucky, and the regulated transmission and distribution

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

operations of Duke Energy Ohio), Commercial Power and International Energy. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy’s reportable business segments.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2009
U.S. Franchised Electric and Gas	$2,490	$10	$2,500	$716	$339
Commercial Power	608	1	609	(234)	51
International Energy	293	—	293	100	22

Total reportable segments	3,391	11	3,402	582	412
Other	5	14	19	(65)	20
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(190)	—
Interest income and other(a)	—	—	—	25	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	(1)	—

Total consolidated	$3,396	$—	$3,396	$351	$432

Three Months Ended September 30, 2008
U.S. Franchised Electric and Gas	$2,691	$7	$2,698	$726	$344
Commercial Power	495	3	498	(108)	43
International Energy	297	—	297	77	22

Total reportable segments	3,483	10	3,493	695	409
Other	25	13	38	(195)	23
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(176)	—
Interest income and other(a)	—	—	—	21	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	1	—

Total consolidated	$3,508	$—	$3,508	$346	$432

Nine Months Ended September 30, 2009
U.S. Franchised Electric and Gas	$7,131	$26	$7,157	$1,773	$980
Commercial Power	1,616	4	1,620	(41)	155
International Energy	819	—	819	261	60

Total reportable segments	9,566	30	9,596	1,993	1,195
Other	55	42	97	(193)	58
Eliminations	—	(72)	(72)	—	—
Interest expense	—	—	—	(560)	—
Interest income and other(a)	—	—	—	83	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	14	—

Total consolidated	$9,621	$—	$9,621	$1,337	$1,253

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Nine Months Ended September 30, 2008
U.S. Franchised Electric and Gas	$7,682	$19	$7,701	$1,866	$1,009
Commercial Power	1,421	8	1,429	273	128
International Energy	920	—	920	307	64

Total reportable segments	10,023	27	10,050	2,446	1,201
Other	51	43	94	(460)	62
Eliminations	—	(70)	(70)	—	—
Interest expense	—	—	—	(552)	—
Interest income and other(a)	—	—	—	93	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	8	—

Total consolidated	$10,074	$—	$10,074	$1,535	$1,263

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	September 30, 2009	December 31, 2008
	(in millions)
U.S. Franchised Electric and Gas	$41,233	$39,556
Commercial Power	7,191	7,467
International Energy	3,957	3,309

Total reportable segments	52,381	50,332
Other	3,385	2,605
Reclassifications(a)	8	140

Total consolidated assets	$55,774	$53,077

(a)	Primarily represents reclassification of income tax balances in consolidation.

3. Acquisitions and Dispositions and Sales of Other Assets

Acquisitions. In June 2009, Duke Energy completed the purchase of the remaining approximate 24% noncontrolling interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $28 million. Subsequent to this transaction, Duke Energy owns 100% of Aguaytia. As the carrying value of the noncontrolling interest was approximately $42 million at the date of acquisition, Duke Energy’s consolidated equity increased approximately $14 million as a result of this transaction. Cash paid for acquiring this additional ownership interest is included in Distributions to noncontrolling interests within Net cash provided by financing activities on the Consolidated Statements of Cash Flows.

In June 2009, Duke Energy acquired North Allegheny Wind, LLC (North Allegheny) in Western Pennsylvania for approximately $124 million. The fair value of the net assets acquired were determined primarily using a discounted cash flow model as the output of North Allegheny is contracted for 23 1/2 years under a fixed price purchased power agreement. Substantially all of the fair value of the acquired net assets has been attributed to property, plant and equipment. There was no goodwill associated with this transaction. North Allegheny owns 70 MW of power generating assets that began commercially generating electricity in the third quarter of 2009.

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

In June 2008, Duke Energy announced the execution of a definitive agreement to acquire Catamount Energy Corporation (Catamount) from Diamond Castle Partners. Catamount is a leading wind power company located in Rutland, Vermont. The acquisition closed in September 2008 and expanded Duke Energy’s renewable energy portfolio to include over 300 MW of power generating assets, including 283 net MW in the Sweetwater wind power facility in West Texas, and 20 net MW of biomass-fueled cogeneration in New England. The acquisition also included approximately 1,750 MW of wind assets with the potential for development in the U.S. and United Kingdom. This transaction resulted in a purchase price of approximately $245 million plus the assumption of approximately $80 million of debt. The purchase accounting entries consisted of approximately $190 million of equity method investments, approximately $117 million of intangible assets related to wind development rights, approximately $70 million of goodwill, none of which is deductible for tax purposes, and approximately $80 million of debt.

Dispositions. In the first quarter of 2009, Duke Energy completed the sale of two United Kingdom wind projects acquired in the Catamount acquisition. No gain or loss was recognized on these transactions. As these projects did not meet the definition of a disposal group as defined within the applicable accounting rules, these projects were not reflected as held for sale on the Consolidated Balance Sheets prior to the completion of the sale.

Sales of Emission Allowances and Other Assets. For the three and nine months ended September 30, 2009, the sale of other assets resulted in proceeds of approximately $25 million and $48 million, respectively, and net pre-tax gains of approximately $13 million and $32 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to sales of emission allowances by U.S. Franchised Electric and Gas and Commercial Power. For the three and nine months ended September 30, 2008, the sale of other assets resulted in proceeds of approximately $1 million and $70 million, respectively, and net pre-tax gains of approximately $2 million and $53 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances.

4. Earnings Per Common Share (EPS)

Duke Energy calculates EPS based on the accounting guidance for EPS. Effective January 1, 2009, Duke Energy began applying revised accounting guidance for EPS related to participating securities, whereby unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) when dividends are paid to common stockholders, irrespective of whether the award ultimately vests, constitute participation rights and should be included in the computation of basic EPS using the two-class method. All prior period EPS data was retrospectively adjusted to conform to these revised accounting provisions.

Basic EPS is computed by dividing net income attributable to Duke Energy common stockholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2009 and 2008.

	Income	Average Shares	EPS
	(in millions, except per-share amounts)
Three Months Ended September 30, 2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted—basic	$110	1,299	$0.08

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted—diluted	$110	1,300	$0.08

Three Months Ended September 30, 2008
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted—basic	$216	1,265	$0.17

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		2

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted—diluted	$216	1,267	$0.17

Nine Months Ended September 30, 2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted—basic	$727	1,289	$0.56

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted—diluted	$727	1,290	$0.56

Nine Months Ended September 30, 2008
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted—basic	$1,015	1,264	$0.80

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		2

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted—diluted	$1,015	1,266	$0.80

As of September 30, 2009 and 2008, approximately 19 million and 14 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but previously unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan and other internal plans, including 401(k) plans. Duke Energy currently anticipates issuing up to an aggregate of approximately $600 million of common stock associated with these programs. Approximately $130 million and $410 million of proceeds from the sale of common stock were received during the three and nine months ended September 30, 2009, respectively, associated with these plans.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

5. Stock-Based Compensation

Duke Energy accounts for stock-based compensation under the accounting rules for stock-based compensation. For employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense or capital over the requisite service period.

Duke Energy recorded pre-tax stock-based compensation expense for each of the three and nine months ended September 30, 2009 and 2008 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(a)	2008	2009(a)	2008
	(in millions)
Stock Options	$—	$—	$2	$1
Phantom Awards	3	3	14	14
Performance Awards	6	5	18	18
Other Stock Awards	1	1	1	1

Total	$10	$9	$35	$34

(a)	Excludes stock-based compensation cost capitalized of approximately $1 million and $3 million for the three and nine months ended September 30, 2009, respectively, and approximately $3 million for each of the three and nine months ended September 30, 2008.

The tax benefit associated with the stock-based compensation expense recorded for each of the three months ended September 30, 2009 and 2008 was approximately $3 million. The tax benefit associated with the stock-based compensation expense recorded for each of the nine months ended September 30, 2009 and 2008 was approximately $13 million.

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

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2008	19,790	$17
Granted	603	15
Exercised	(669)	12
Forfeited or expired	(1,109)	17

Outstanding at September 30, 2009	18,615	17

Exercisable at September 30, 2009	18,012	$17

There were 603,015 stock options granted during the nine months ended September 30, 2009, and no stock options granted during the nine months ended September 30, 2008. The options granted in 2009 were expensed immediately, therefore, there is no future compensation cost associated with these options.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Weighted-Average Assumptions for Option Pricing

The following assumptions were used to determine the grant date fair value of the stock options granted in 2009:

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

On December 31, 2008, Duke Energy had approximately 19 million exercisable options with a $17 weighted-average exercise price. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was approximately $2 million and $11 million, respectively, with a related tax benefit of an insignificant amount and approximately $4 million. Cash received from options exercised during the nine months ended September 30, 2009 and 2008 was approximately $8 million and $28 million, respectively.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to four years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 1,095,935 shares (fair value of approximately $16 million, based on the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2009. Duke Energy awarded 931,260 shares (fair value of approximately $17 million, based on the market price of Duke Energy’s common stock at the grant date) during the nine months ended September 30, 2008.

The following table summarizes information about phantom stock awards outstanding at September 30, 2009:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2008	2,446
Granted	1,096
Vested	(1,057)
Forfeited	(58)

Outstanding at September 30, 2009	2,427

At September 30, 2009, Duke Energy had approximately $11 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.6 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 3,426,244 shares (fair value of approximately $44 million) during the nine months ended September 30, 2009. Duke Energy awarded 2,375,445 shares (fair value of approximately $37 million) during the nine months ended September 30, 2008.

The following table summarizes information about stock-based performance awards outstanding at September 30, 2009:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2008	4,980
Granted	3,426
Vested	(1,069)
Forfeited	(432)

Outstanding at September 30, 2009	6,905

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

At September 30, 2009, Duke Energy had approximately $38 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.5 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the nine months ended September 30, 2009 or 2008.

The following table summarizes information about other stock awards outstanding at September 30, 2009:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2008	219
Vested	(36)

Outstanding at September 30, 2009	183

At September 30, 2009, Duke Energy had approximately $1 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.3 years.

6. Inventory

Inventory is comprised of amounts presented in the table below and is recorded primarily using the average cost method. Inventory related to Duke Energy’s regulated operations is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to Duke Energy’s non-regulated operations is valued at the lower of cost or market.

	September 30, 2009	December 31, 2008
	(in millions)
Materials and supplies	$674	$661
Coal held for electric generation	742	471
Natural gas	4	3

Total inventory	$1,420	$1,135

7. Debt and Credit Facilities

Unsecured Debt. In January 2009, Duke Energy issued $750 million principal amount of 6.30% senior notes due February 1, 2014. Proceeds from the issuance were used to redeem commercial paper and for general corporate purposes.

In August 2009, Duke Energy issued $1 billion principal amount of senior notes, of which $500 million carry a fixed interest rate of 3.95% and mature September 15, 2014 and $500 million carry a fixed interest rate of 5.05% and mature September 15, 2019. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In September 2009, Duke Energy Kentucky issued $100 million of senior debentures, which carry a fixed interest rate of 4.65% and mature October 1, 2019. Proceeds from the issuance were used to repay Duke Energy Kentucky’s borrowings under Duke Energy’s master credit facility, to replenish cash used to repay $20 million principal amount of debt due September 15, 2009 and for general corporate purposes.

In June 2008, Duke Energy issued $500 million principal amount of senior notes, of which $250 million carry a fixed interest rate of 5.65% and mature June 15, 2013 and $250 million carry a fixed interest rate of 6.25% and mature June 15, 2018. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

In October 2009, Duke Energy Indiana refunded $50 million of tax-exempt variable-rate demand bonds through the issuance of $50 million principal amount of tax-exempt term bonds, which carry a fixed interest rate of 4.95% and mature October 1, 2040. The tax-exempt bonds are secured by a series of Duke Energy Indiana’s first mortgage bonds.

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

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carry a fixed interest rate of 5.10% and mature April 15, 2018 and $600 million carry a fixed interest rate of 6.05% and mature April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and mature August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

Other Debt. In September 2009, Duke Energy Carolinas converted $77 million of tax-exempt variable-rate demand bonds to tax-exempt term bonds, which carry a fixed interest rate of 3.60% and mature February 1, 2017. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In June 2009, Duke Energy Indiana refunded $55 million of tax-exempt variable-rate demand bonds through the issuance of $55 million principal amount of tax-exempt term bonds due August 1, 2039, which carry a fixed interest rate of 6.00% and are secured by a series of Duke Energy Indiana’s first mortgage bonds. The refunded bonds were redeemed July 1, 2009.

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

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy and its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See footnote (c) to the table below for the borrowing sub limits for each of the borrowers as of September 30, 2009. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain pollution control bonds.

Master Credit Facility Summary as of September 30, 2009 (in millions)(a)

	Credit Facility Capacity	Commercial Paper	Draw Down on Credit Facility	Letters of Credit	Pollution Control Bonds	Total Amount Utilized	Available Credit Facility Capacity
Duke Energy Corporation
$3,137 multi-year syndicated(b), (c)	$3,137	$450	$676	$127	$285	$1,538	$1,599

(a)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding pollution control bonds.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains sub limits at September 30, 2009 as follows: $1,097 million for Duke Energy, $840 million for Duke Energy Carolinas, $650 million for Duke Energy Ohio, $450 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky.

In September 2008, Duke Energy and its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. The following borrowings under Duke Energy’s master credit facility remained outstanding at September 30, 2009:

Outstanding Borrowings Under Master Credit Facility
(in millions)
Duke Energy Corporation	$274
Duke Energy Ohio	279
Duke Energy Indiana	123

Total	$676

The loans under the master credit facility are revolving credit loans that currently bear interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread ranging from 19 to 23 basis points. The loan for Duke Energy has a stated maturity of June 2012, while the loans for all of the other borrowers had stated maturities of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 on an annual basis up through the date the master credit facility matures in June 2012. As a result of these annual renewal provisions, in September 2009, Duke Energy Ohio and Duke Energy Indiana repaid and immediately re-borrowed approximately $279 million and $123 million, respectively, under the master credit facility. Duke Energy and Duke Energy Indiana have the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, total borrowings by Duke Energy and Duke Energy Indiana of approximately $397 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at both September 30, 2009 and December 31, 2008. Additionally, Duke Energy Kentucky’s borrowings of $74 million, which was repaid in 2009 as discussed above, was included in Long-Term Debt on the Consolidated Balance Sheets at December 31, 2008. As Duke Energy Ohio does not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at both September 30, 2009 and December 31, 2008 of approximately $279 million are reflected in Notes Payable and Commercial Paper within Current Liabilities on the Consolidated Balance Sheets.

At September 30, 2009 and December 31, 2008, approximately $918 million and $779 million, respectively, of pollution control bonds were classified as Long-Term Debt on the Consolidated Balance Sheets. Of this amount, the master credit facility served as a backstop for approximately $385 million of these pollution control bonds (of which approximately $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility. Additionally, at both September 30, 2009 and December 31, 2008, approximately $450 million of commercial paper issuances were classified as Long-Term Debt on the Consolidated Balance Sheets. These pollution control bonds and commercial paper issuances, which are

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

short-term obligations by nature, are classified as long-term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility and other specific purpose credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2009, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

8. Employee Benefit Obligations

Net periodic benefit costs disclosed in the tables below for the qualified, non-qualified and other-postretirement benefit plans represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. qualified pension plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(a)	2008(a)	2009(b)	2008(b)
	(in millions)
Service cost	$22	$23	$64	$69
Interest cost on projected benefit obligation	64	63	192	191
Expected return on plan assets	(91)	(86)	(271)	(256)
Amortization of prior service cost	2	2	5	5
Amortization of loss	1	3	2	9
Other	4	6	13	16

Net periodic pension costs	$2	$11	$5	$34

(a)	Net periodic qualified pension costs for the three months ended September 30, 2009 and 2008 excludes regulatory asset amortization of approximately $3 million and $4 million, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Net periodic qualified pension costs for the nine months ended September 30, 2009 and 2008 excludes regulatory asset amortization of approximately $9 million and $10 million, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy made an approximate $500 million contribution to its U.S. qualified pension plans. Duke Energy is currently evaluating the prefunding of a 2010 qualified pension plan contribution of up to approximately $300 million in the fourth quarter of 2009; however, a final decision has not been made. There were no contributions to the U.S. qualified pension plans during the nine months ended September 30, 2008.

Non-Qualified Pension Plans

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. non-qualified pension plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	2	3	7	8
Amortization of prior service cost	1	1	2	2
Amortization of loss	—	—	—	1

Net periodic pension costs	$3	$4	$10	$12

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Post-Retirement Benefit Plans

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. other post-retirement benefit plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(a)	2008(a)	2009(b)	2008(b)
	(in millions)
Service cost benefit	$2	$1	$5	$6
Interest cost on accumulated post—retirement benefit obligation	11	7	34	32
Expected return on plan assets	(4)	(4)	(12)	(12)
Amortization of net transition liability	3	3	8	8
Amortization of prior service credit	(2)	(3)	(6)	(6)
Amortization of (gain) loss	(2)	(2)	(4)	—

Net periodic post-retirement benefit costs	$8	$2	$25	$28

(a)	Net periodic other post-retirement benefit costs for the three months ended September 30, 2009 and 2008 excludes regulatory asset amortization of approximately $2 million and $3 million, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Net periodic other post-retirement benefit costs for the nine months ended September 30, 2009 and 2008 excludes regulatory asset amortization of approximately $7 million and $6 million, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Employee Savings Plans

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of approximately $18 million and $62 million during the three and nine months ended September 30, 2009, respectively, and approximately $17 million and $62 million during the three and nine months ended September 30, 2008, respectively.

9. Goodwill and Intangible Assets

Goodwill. The following table shows goodwill by business segment at September 30, 2009 and December 31, 2008:

	Balance December 31, 2008	Impairment of Goodwill	Other Changes	Balance September 30, 2009
	(in millions)
U.S. Franchised Electric and Gas	$3,500	$—	$—	$3,500
Commercial Power	960	(371)	(2)	587
International Energy	260	—	36	296

Total consolidated	$4,720	$(371)	$34	$4,383

Duke Energy is required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31 each year. Duke Energy updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual analysis of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

For purposes of the step one analyses, determination of reporting units’ fair value was based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Based on completion of step one of the annual impairment analysis, management determined that the fair values of all reporting units except for Commercial Power’s non-regulated Midwest generation reporting unit, for which the carrying value of goodwill was approximately $890 million as of annual impairment date, were greater than their respective carrying values. Accordingly, for only Commercial Power’s non-regulated Midwest generation reporting unit, management was required to perform step two of the goodwill impairment test to determine the amount of the goodwill impairment.

Commercial Power’s non-regulated Midwest generation reporting unit includes nearly 4,000 MW of coal-fired generation capacity in Ohio dedicated to serve Ohio native load customers under the ESP through December 31, 2011. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native. Additionally, this reporting unit has approximately 3,600 MW of gas-fired generation capacity in Ohio, Pennsylvania, Illinois and Indiana. The businesses within Commercial Power’s non-regulated generation reporting unit operate in an unregulated environment in Ohio. As a result, the operations within this reporting unit are subjected to competitive pressures that do not exist in any of Duke Energy’s regulated jurisdictions.

Commercial Power’s other businesses, including the wind generation assets, are in a separate reporting unit for goodwill impairment testing purposes. No impairment exists with respect to Commercial Power’s wind generation assets.

The fair value of the non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, current and forecasted power and commodity prices, impact of the economy on discount rates, valuation of peer companies, competition, and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolves, and such views and assumptions used in determining the step one fair value of the reporting unit in 2009 changed significantly from those used in the 2008 annual impairment test. These factors had a significant impact on the risk-adjusted discount rate and other inputs used to value the non-regulated Midwest generation reporting unit. More specifically, the following factors significantly impacted management’s valuation of the reporting unit that consequently resulted in an approximate $371 million non-cash goodwill impairment charge during the three months ended September 30, 2009:

•

Decline in load (electricity demand) forecast—As a result of lower demand due to the continuing economic recession, forecasts have evolved throughout 2009 that now indicate that lower demand levels may persist longer than previously anticipated. The potential for prolonged suppressed sales growth, lower sales volume forecasts and greater uncertainty with respect to sales volume forecasts has had a significant impact to the current valuation of this reporting unit.

•

Depressed market power prices—Low natural gas and coal prices have put downward pressure on market prices for power. As the economic recession continued throughout 2009, demand for power remained low and market prices were at lower levels than previously forecasted. In Ohio, Duke Energy provides power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates are currently above market prices for generation services. The current low levels of market prices impact price forecasts and places uncertainty over the pricing of power after the expiration of the ESP at the end of 2011. Additionally, customers have recently begun to select alternative energy generation service providers, as allowed by Ohio legislation, which further erodes margins on sales.

•

Carbon legislation developments—On June 26, 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009 (ACES) to encourage the development of clean energy sources and reduce greenhouse gas emissions. The ACES would create an economy-wide cap and trade program for large sources of greenhouse gas emissions. In September 2009, the U.S. Senate made significant progress towards their own version of climate legislation. Climate legislation has the potential to significantly increase the costs of coal and other carbon-intensive electricity generation throughout the U.S., which could impact the value of the coal fired generating plants, particularly in non-regulated environments.

Management has concluded that an impairment loss is probable and can be reasonably estimated although there is the potential for further refinement of the calculation of the amount of the impairment in the fourth quarter of 2009. The recorded charge, which is included in Goodwill and Other Impairment Charges on the Consolidated Statement of Operations, represents management’s best estimate of the implied value of goodwill and associated impairment loss based on available information at the time of the filing of the Form 10-Q for the period ended September 30, 2009.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

In addition to the goodwill impairment charge, and as a result of factors similar to those described above, Commercial Power recorded approximately $42 million of pre-tax impairment charges related to certain generating assets in the Midwest to write-down the value of these assets to their estimated fair value. These impairment charges are recorded in Goodwill and Other Impairment Charges on the Consolidated Statement of Operations. As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach fair value, Duke Energy relied on the income approach to estimate the fair value of the impaired assets.

The fair values of Commercial Power’s non-regulated generation reporting unit and generating assets for which impairments were recorded were determined using significant unobservable inputs (i.e. Level 3 inputs) as defined by the accounting guidance for fair value measurements.

Intangibles. The carrying amount and accumulated amortization of intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Emission allowances	$273	$300
Gas, coal and power contracts	296	296
Wind development rights(a)	128	161
Other	73	68

Total gross carrying amount	770	825

Accumulated amortization—gas, coal and power contracts	(137)	(117)
Accumulated amortization—other	(27)	(28)

Total accumulated amortization	(164)	(145)

Total intangible assets, net	$606	$680

(a)	As discussed further below and in Note 3, the decrease in wind development rights primarily relates to the sale of certain projects that were acquired as part of Catamount in September 2008.

Emission allowances in the table above include emission allowances acquired by Duke Energy as part of its merger with Cinergy, which were recorded at the then fair value on the date of the merger in April 2006, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the nine months ended September 30, 2009 is as follows:

(in millions)
Gross carrying value at beginning of period	$300
Purchases of emission allowances	56
Sales and consumption of emission allowances(a)(b)	(85)
Other changes	2

Gross carrying value at end of period	$273

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the nine months ended September 30, 2008 was approximately $98 million.
(b)	See Note 3 for a discussion of gains on sales of emission allowances by Commercial Power and U.S. Franchised Electric and Gas during the three and nine months ended September 30, 2009 and 2008.

Amortization expense for gas, coal and power contracts and other intangible assets was approximately $7 million for each of the three months ended September 30, 2009 and 2008, and approximately $19 million for each of the nine months ended September 30, 2009 and 2008.

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

In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008. This liability became fully amortized in the fourth quarter of 2008. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with its merger with Cinergy. The carrying amount of these intangible liabilities associated with other power sale contracts was approximately $12 million and $16 million at September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009, Duke Energy amortized approximately $1 million and $4 million, respectively, to income related to these intangible liabilities. During the three and nine months ended September 30, 2008, Duke Energy amortized approximately $18 million and $54 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

Impairment of Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). Subsequently, in December 2008, a federal appeals court reinstated the CAIR while the U.S. Environmental Protection Agency (EPA) develops a new clean air program. See Note 14 for additional information on the CAIR. However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, Duke Energy evaluated the carrying value of emission allowances held by its regulated and unregulated businesses for impairment during the third quarter of 2008.

At the time of its temporary repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the temporary decision to vacate CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances at September 30, 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in market prices of SO2 allowances, as discussed above, Commercial Power recorded pre-tax impairment charges of approximately $77 million related to forecasted excess SO2 allowances held at September 30, 2008. Additionally, Commercial Power recorded pre-tax impairment charges of approximately $5 million related to annual NOx allowances during the three months ended September 30, 2008 as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Goodwill and Other Impairment Charges within Operating Expenses on the Consolidated Statements of Operations.

Additionally, U.S. Franchised Electric and Gas has emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate at September 30, 2008, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the temporary vacating of the CAIR, these forward contracts, which primarily settled in the fourth quarter of 2008 or in 2009, qualified for the normal purchase/normal sale (NPNS) exception within the accounting rules for derivatives. However, since certain of these forward contracts would no longer be considered probable of use in the normal course of operations due to the excess over forecasted needs, in September 2008, U.S. Franchised Electric and Gas determined that these contracts no longer qualified for the NPNS exception. At the time this determination was made, the fair value of the contracts was a liability of approximately $34 million. Since U.S. Franchised Electric and Gas anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets. These forward contracts have continued to be marked-to-market, with an offset to the regulatory asset balance, until ultimate settlement.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

As a result of the reinstatement of the CAIR in December 2008, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by Commercial Power and U.S. Franchised Electric and Gas are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

10. Investments in Equity Method Unconsolidated Affiliates

Impairments. During the three and nine months ended September 30, 2009, Duke Energy recorded pre-tax impairment charges to the carrying value of investments in unconsolidated affiliates of approximately $3 million and $9 million, respectively. Pre-tax impairment charges of approximately $4 million were recorded during the three and nine months ended September 30, 2008. These impairment charges, which were recorded in Losses on Sales and Impairments of Unconsolidated Affiliates on the Consolidated Statements of Operations, were recorded as a result of Duke Energy concluding that it would not be able to recover its carrying value in these investments, thus the carrying value of these investments were written down to their estimated fair value.

Crescent. In connection with the renegotiation of its debt agreements in June 2008, Crescent management modified its existing business strategy to focus some of its efforts on producing near term cash flows from its non-strategic real estate projects in order to improve liquidity. As a result of its revised business strategy to accelerate certain cash flows resulting from the June 2008 amendments to its debt agreements, Crescent updated its recoverability assessments for its real estate projects as required under the accounting rules for asset impairments. Under the accounting rules for asset impairments, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For certain of Crescent’s non-strategic assets, it was determined that some projects’ projected undiscounted cash flows did not exceed the carrying value of the projects based on the revised business strategy assumptions, and an impairment loss was recorded equal to the amount by which the carrying amount of each impaired project exceeded its estimated fair value. The methods for determining fair value included discounted cash flow models, as well as valuing certain properties based on recent offer prices for bulk-sale transactions and other price data for similar assets. During the three and nine months ended September 30, 2008, Crescent recorded impairment charges on certain of its property holdings, primarily in its residential division, of which Duke Energy’s proportionate pre-tax share was approximately $114 million and $238 million, respectively. Of the approximate $114 million of impairment charges recorded during the three months ended September 30, 2008, approximately $45 million related to impairments triggered by the consideration of capitalized interest costs. Had capitalized interest costs been properly considered during the second quarter of 2008, these charges would have been recorded in the second quarter of 2008. Duke Energy’s proportionate share of these impairment charges are recorded in Equity in Earnings (Losses) of Unconsolidated Affiliates in Duke Energy’s Consolidated Statements of Operations.

As a result of the impairment charges recorded during the third quarter of 2008, the carrying value of Duke Energy’s investment in Crescent was reduced to zero. Accordingly, Duke Energy discontinued applying the equity method of accounting to its investment in Crescent in the third quarter of 2008 and did not record its proportionate share of any Crescent earnings or losses in subsequent periods.

As a result of Duke Energy recording its proportionate share of the aforementioned impairment charges, the total amount of equity method losses recorded during the three months ended September 30, 2008 related to Crescent triggers disclosure of summarized income statement information for Crescent under the significant subsidiary rules in accordance with Rule 4-08 of Regulation S-X. Accordingly, summarized income statement information for Crescent for the three months ended September 30, 2008 is as follows:

Three Months Ended September 30, 2008
(in millions)
Operating Revenues	$38
Operating Expenses	$286

Net Loss	$(248)

See Note 15 for a discussion of a charge recorded in the first quarter of 2009 related to performance guarantees issued by Duke Energy on behalf of Crescent. Crescent filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

11. Discontinued Operations and Assets Held for Sale

The income from discontinued operations recorded during the nine months ended September 30, 2008 primarily relates to Commercial Power’s gain on the sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority for approximately $55 million in April 2008. This transaction resulted in Duke Energy recognizing an approximate $23 million pre-tax gain at closing.

12. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under the accounting guidance for derivatives while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy (hereinafter referred to as undesignated contracts). Duke Energy’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with Duke Energy’s variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with accounting guidance for derivatives, Duke Energy may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Duke Energy includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, Duke Energy enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or current earnings.

As Duke Energy’s regulated operations within its U.S. Franchised Electric and Gas and Commercial Power business segments apply regulatory accounting treatment, certain gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values of these derivative contracts.

Commodity Price Risk

Duke Energy is exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2, seasonal NOX and annual NOX) as a result of its energy operations such as electric generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electric generation, Duke Energy is exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at Duke Energy’s coal fired power plants. Duke Energy closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy’s energy operations are accounted for as either cash flow hedges or fair value hedges if the derivative instrument qualifies as a hedge under the accounting guidance for derivatives, or as an undesignated contract if either the derivative instrument does not qualify as a hedge or Duke Energy has elected to not designate the contract as a hedge. Additionally, Duke Energy enters into various contracts that qualify for the NPNS exception. Duke Energy primarily applies the NPNS exception to contracts within the U.S. Franchised Electric and Gas and Commercial Power business segments that relate to the physical delivery of electricity over the next 12 years.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Commodity Fair Value Hedges. At September 30, 2009, Duke Energy did not have any open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. Duke Energy uses commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. Duke Energy generally uses commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities for, generally, a maximum period of 1 year.

Undesignated Contracts. Duke Energy uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of September 30, 2009 are primarily associated with forward power sales and coal purchases, as well as forward SO2 emission allowances, for the Commercial Power and U.S. Franchised Electric and Gas business segments. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations.

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. The majority of Duke Energy’s currently outstanding derivative instruments related to interest rate risk are categorized as undesignated contracts.

Additionally, in anticipation of certain fixed-rate debt issuances, Duke Energy may execute a series of forward starting interest rate swaps to lock in components of the market interest rates at the time and terminate these derivatives prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that applies regulatory accounting treatment, any pre-tax gain or loss recognized from inception to termination of the hedges may be recorded as a regulatory liability or asset and amortized as a component of interest expense over the life of the debt. Alternatively, Duke Energy may designate these derivatives as hedges. If so, any pre-tax gain or loss recognized from inception to termination of the hedges is recorded in AOCI and amortized as a component of interest expense over the life of the debt.

At September 30, 2009, the total notional amount of Duke Energy’s receive fixed/pay-variable interest rate swaps (fair value hedge) was $25 million and the total notional amount of Duke Energy’s receive variable/pay-fixed interest rate swaps (cash flow hedge) was $93 million.

Volumes

The following table shows information relating to the volume of Duke Energy’s derivative activity outstanding as of September 30, 2009. Amounts disclosed represent the notional volumes of commodities and the notional dollar amounts of debt subject to derivative contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

September 30, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	2,213
Emission allowances: SO2 (thousands of tons)	77
Emission allowances: NOX (thousands of tons)	3
Natural gas (millions of decatherms)	113
Coal (millions of tons)	3

Financial contracts
Interest rates (dollars in millions)	$118

The following table shows fair value amounts of derivative contracts as of September 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	September 30, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives Designated as Hedging Instruments

Commodity contracts
Investments and Other Assets: Other	$1	$—
Interest rate contracts
Current Assets: Other	1	—
Investments and Other Assets: Other	1	—
Current Liabilities: Other	—	1
Deferred Credits and Other Liabilities: Other	—	1

Total Derivatives Designated as Hedging Instruments	$3	$2

Derivatives Not Designated as Hedging Instruments

Commodity contracts
Current Assets: Other	$74	$6
Investments and Other Assets: Other	101	20
Current Liabilities: Other	139	284
Deferred Credits and Other Liabilities: Other	47	146
Interest rate contracts
Current Liabilities: Other	—	3
Deferred Credits and Other Liabilities: Other	—	6

Total Derivatives Not Designated as Hedging Instruments	$361	$465

Total Derivatives	$364	$467

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three and nine months ended September 30, 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges – Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Location of Pre-Tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$(1)	$(13)
Fuel used in electric generation and purchased power-non-regulated	(1)	(8)
Interest rate contracts
Interest expense	(1)	(4)

Total Pre-Tax Losses Reclassified from AOCI into Earnings	$(3)	$(25)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

The effective portion of gains or losses on cash flow hedges that were recognized in AOCI during the three and nine months ended September 30, 2009 were insignificant. In addition, there were no losses due to hedge ineffectiveness during the three and nine months ended September 30, 2009. No gains or losses have been excluded from the assessment of hedge effectiveness. As of September 30, 2009, approximately $3 million of pre-tax deferred net losses on derivative instruments related to commodity and interest rate cash flow hedges accumulated on the Consolidated Balance Sheets in AOCI are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three and nine months ended September 30, 2009 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets.

Undesignated Hedges – Location and Amount of Pre-Tax Gains and (Losses) Recognized in Income or as Regulatory Assets

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Location of Pre-Tax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$(9)	$7
Fuel used in electric generation and purchased power-non-regulated	(9)	(33)

Total Pre-Tax Losses Recognized in Earnings	$(18)	$(26)

Location of Pre-Tax Gains Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$42	$5

Total Pre-Tax Gains Recognized as Regulatory Assets	$42	$5

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Certain of Duke Energy’s derivative contracts contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a downgrade of Duke Energy’s credit rating below investment grade.

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at September 30, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

September 30, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$313
Collateral Already Posted	$146
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$25

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At September 30, 2009 and December 31, 2008, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $112 million and $86 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy had collateral receivables of approximately $34 million and $64 million under master netting arrangements that have not been offset against net derivative positions at September 30, 2009 and December 31, 2008, respectively. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at September 30, 2009 and December 31, 2008.

See Note 16 for additional information on fair value disclosures related to derivatives.

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

Duke Energy Carolinas’ 2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates by approximately 12.6%, constituting an increase in annual revenues from North Carolina retail operations of approximately $496 million. The Application was based upon a historical test year consisting of the 12 months ended December 31, 2008. Supplemental filings were made on

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

September 11, 2009 and October 15, 2009 to reflect updates resulting in a revised requested increase of $488 million. On October 20, 2009, Duke Energy Carolinas entered into a settlement agreement with the North Carolina Public Staff. Two organizations representing industrial customers joined the settlement on October 21, 2009. The terms of the agreement include a base rate increase of $315 million (or approximately 8%) phased in primarily over a two year period beginning January 1, 2010. In order to mitigate the impact of the increase on customers, the agreement provides for (i) a one-year delay in the collection of financing costs related to the Cliffside modernization project until January 1, 2011; and (ii) the accelerated return of certain regulatory liabilities to customers which lower the total impact to customer bills to an increase of approximately 7% in the near term. The proposed settlement includes a 10.7% return on equity and a capital structure of 52.5% equity and 47.5% long-term debt. Additionally, Duke Energy Carolinas agrees not to file another rate case before 2011 with any changes to rates taking effect no sooner than 2012. The evidentiary hearing on the settlement agreement and other testimony was held on October 22, 2009 and October 26, 2009. The settlement agreement is subject to review and approval by the NCUC. If approved, changes to rates are expected to be implemented on January 1, 2010.

Duke Energy Carolinas’ 2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges for an increase in rates and charges in South Carolina. Duke Energy Carolinas has requested approval to raise general rates by an average of 9.3%; however, customers would only experience a 7.2% increase and Duke Energy Carolinas would receive an increase in annual revenues of approximately $104 million if the PSCSC approves Duke Energy Carolinas’ plan to return money previously collected from customers for energy efficiency and demand side management (DSM) programs. On September 25, 2009, Duke Energy Carolinas filed a supplemental request. Duke Energy Carolinas requested that the PSCSC approve a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. Parties to the proceeding include the Office of Regulatory Staff (ORS) and the South Carolina Energy Users Committee (SCEUC). The PSCSC issued a procedural order setting a public hearing before the evidentiary hearing, which is scheduled to begin November 30, 2009. The ORS filed their direct testimony on November 2, 2009 recommending, (i) a $74 million increase in base rates, (ii) a return on equity of 10.7% and capital structure of 53% equity, and (iii) various riders, including providing for the return of DSM previously collected from customers over three years rather than five years, and a storm reserve provision requiring $5 million annually with up to $50 million accumulating in reserves to be used against large storm costs in any particular period. A PSCSC order would be expected in January 2010 with new rates effective after January 27, 2010. However, Duke Energy Carolinas cannot predict the outcome of this proceeding.

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) codifies the PUCO’s authority to approve an electric utility’s standard generation service offer through an ESP, which would allow for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a MRO at the same time. The MRO is a price determined through a competitive bidding process. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that a utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce a utility’s load by 22% before 2025. A utility’s earnings under the ESP are subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator (EWG) absent PUCO approval.

On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009.

On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the termination of the residential and non-residential Regulatory Transition Charge, the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. The Stipulation also allowed Duke Energy Ohio to defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station for its continued operation and to amortize those costs over the three-year ESP period. The PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision were filed by environmental groups and a residential customer advocate group. On February 11, 2009, the PUCO issued an Entry denying the rehearing requests. On April 13, 2009, the Office of the Ohio Consumers’ Counsel (OCC) filed a notice of appeal to the Ohio Supreme Court, challenging the PUCO’s interpretation of the system-reliability-adjustment capacity dedication rider (SRA-CD). The

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

OCC claims that the PUCO incorrectly determined that SRA-CD is unavoidable for residential governmental aggregation customers. Duke Energy Ohio has intervened as an appellee in the proceeding. Merit briefs of the appellees, the PUCO and Duke Energy Ohio were filed on September 1, 2009. Oral arguments before the Ohio Supreme Court have yet to be scheduled.

As discussed further below within “Commercial Power” and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied regulatory accounting to certain portions of its operations.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program and an acceleration of the riser replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main and riser replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and Duke Energy Ohio’s proposed modified straight fixed-variable rate design. On June 28, 2008, the OCC and Ohio Partners for Affordable Energy (OPAE) filed Applications for Rehearing opposing the rate design. On July 23, 2008, the PUCO issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008, the OCC and OPAE, respectively, filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue. Merit briefs were filed with the Ohio Supreme Court on February 2, 2009. On April 10, 2009, the OCC provided statutory notice of its intent to seek a stay of the implementation of Stage 3 of the approved rate design. On June 1, 2009, the Ohio Supreme Court denied the OCC’s motion to stay. As a result, Stage 3 of the straight fixed-variable rate design was implemented effective June 1, 2009. Oral arguments were held before the Ohio Supreme Court on September 16, 2009. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision of May 28, 2008.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it would seek a rate increase for electric delivery service of approximately $86 million, or 4.8% of total electric revenues, to be effective in the second quarter of 2009. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm, which was granted by the PUCO. Accordingly, a regulatory asset was recorded as of December 31, 2008 for $31 million. On March 31, 2009, Duke Energy Ohio and Parties to the case filed a Stipulation and Recommendation which settles all issues in the case. The Stipulation provided for a revenue increase of $55.3 million, or approximately a 2.9% overall increase. The Parties also agreed that Duke Energy Ohio will recover any approved costs associated with the September 14, 2008 wind storm restoration through a separate rider recovery mechanism. Duke Energy Ohio agreed to file a separate application to set the rider and the PUCO will review the request and determine the appropriate amount of storm costs that should be recovered. The Stipulation includes, among other things, a weatherization and energy efficiency program, and recovery of bad debt expenses through a rider mechanism. The Stipulation was approved in its entirety by the PUCO on July 8, 2009. An application for rehearing was filed on July 21, 2009 and Duke Energy Ohio filed a memorandum in opposition on July 31, 2009. The PUCO denied the application for rehearing on August 12, 2009. The deadline for filing notices of appeal to the Ohio Supreme Court was October 13, 2009. No notices of appeal have been timely filed.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, which was approved prior to enactment of KRS 278.509. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Per the KPSC order, Duke Energy Kentucky collected these revenues subject to refund pending the final outcome of this litigation. Duke Energy Kentucky and the KPSC have requested that the Kentucky Court of Appeals grant a rehearing of its decision. On February 5, 2009, the Kentucky Court of Appeals denied the rehearing requests of both Duke Energy Kentucky and the KPSC. Duke Energy Kentucky filed a motion for discretionary review to the Kentucky Supreme Court on March 9, 2009. The Kentucky Supreme Court has accepted discretionary review of this case and merit briefs were filed on October 19, 2009.

On July 1, 2009, Duke Energy Kentucky filed its application for an increase of approximately $17.5 million in base natural gas rates. Duke Energy Kentucky also proposed to implement a modified straight fixed-variable rate design for residential customers, which involves moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the volumetric charges to the fixed monthly charge. The procedural schedule provides for a hearing on January 5, 2010. An order is expected in the first quarter of 2010. At this time, Duke Energy Kentucky cannot predict the outcome of this proceeding.

Duke Energy Carolinas Energy Efficiency. On May 7, 2007, Duke Energy Carolinas filed its save-a-watt application with the NCUC. The save-a-watt proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency programs. On February 26, 2009, the NCUC issued an order (i) approving Duke Energy Carolinas’ energy efficiency programs; (ii) requesting additional information on Duke Energy Carolinas’ returns under eight different compensation scenarios; and (iii) authorizing Duke Energy Carolinas to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas filed the additional information requested by the NCUC on March 31, 2009. On June 12, 2009, Duke Energy Carolinas filed with the NCUC a settlement agreement between Duke Energy Carolinas and the Public Staff and several environmental intervenors. A hearing on the settlement was held on August 19, 2009. Duke Energy Carolinas filed a joint proposed order with the Public Staff and the environmental intervenors on October 7, 2009.

Duke Energy Carolinas began offering energy conservation programs to North Carolina retail customers and billing a conservation-only rider on June 1, 2009. In mid-October 2009, Duke Energy Carolinas began offering demand response programs in North Carolina. Revenues from the rider are being deferred pending issuance of a final order from the NCUC.

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

Duke Energy Ohio Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs are recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the save-a-watt Energy Efficiency Plan as part of its ESP filed with the PUCO on July 31, 2008 (discussed above). On December 17, 2008, the PUCO approved the ESP, including allowing for the implementation of a new save-a-watt energy efficiency compensation model. However, the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this issue were denied by the PUCO and no further appeals of this issue have been taken.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Indiana Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the save-a-watt compensation model of avoided cost of generation. A number of parties have intervened in the proceeding. Duke Energy Indiana has reached a settlement with all intervenors except one, the Citizens Action Coalition of Indiana, Inc. (CAC), and has filed such settlement agreement with the IURC. An evidentiary hearing with the IURC was held on February 27, 2009 and March 2, 2009, and an order is expected by the end of 2009.

Duke Energy Kentucky Energy Efficiency. On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008, Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. An evidentiary hearing with the KPSC is expected to take place in the first quarter of 2010.

Duke Energy Carolinas’ Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC seeking approval to implement a solar photovoltaic distributed generation program (Program). Duke Energy Carolinas proposed to invest $100 million over two years to install electricity generating solar panels at up to 850 North Carolina sites including homes, schools, stores and factories. The Program will help Duke Energy Carolinas meet the requirement of North Carolina’s Renewable and Energy Efficiency Portfolio Standard (REPS). It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electrical generating facilities, Duke Energy Carolinas required a Certificate of Public Convenience and Necessity (CPCN) from the NCUC. The REPS statute provides for the recovery of costs Duke Energy Carolinas incurs to comply with its requirements, principally through an annual rate rider.

In response to concerns raised by the Public Staff and various solar energy groups, Duke Energy Carolinas agreed to reduce the size of the Program to invest $50 million to install up to 10 MW of solar photovoltaic capacity. Based upon the revised size and availability of state and federal tax credits, Duke Energy Carolinas estimates that the Program would result in a monthly charge of approximately $0.08 for residential customers. On December 31, 2008, the NCUC issued its Order Granting CPCN Subject to Conditions. The conditions (i) reduce the program size from 20 MW to 10 MW (as previously agreed upon by Duke Energy Carolinas); and (ii) limit program costs recoverable through the REPS rider to program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order left open the opportunity to recover the excess costs through other recovery mechanisms.

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

Duke Energy Carolinas’ Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer the incremental costs incurred from the September 2008 purchase of a portion of Saluda River’s ownership interest in the Catawba Nuclear Station and certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance placed in service in the spring of 2009. The costs Duke Energy Carolinas sought to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an ongoing basis. On February 25, 2009 and March 31, 2009, the PSCSC and NCUC, respectively, approved the deferral of these costs. Duke Energy Carolinas began deferring costs in the first quarter 2009. These costs are included in the Duke Energy Carolinas application to adjust rates filed in North Carolina on June 2, 2009 and in South Carolina on July 27, 2009, as discussed above.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas’ Broad River Energy Center. On August 25, 2007, Duke Energy Carolinas experienced a disturbance on its bulk electric system which initiated at the Broad River Energy Center, a generating station owned and operated by a third party. The disturbance resulted in the tripping of six Duke Energy Carolinas generating units and the temporary opening of five 230 kilovolt transmission lines. The event resulted in no loss of load. In September 2008 the FERC initiated a preliminary, non-public investigation to determine if there were any potential violations by Duke Energy Carolinas of the North American Electric Reliability Council (NERC) Reliability Standards. This investigation was coordinated with an ongoing Compliance Violation Investigation conducted by SERC Reliability Corporation (SERC). On March 5, 2009, FERC presented its preliminary findings about the event to Duke Energy Carolinas and solicited Duke Energy Carolinas’ responsive views about the event and the findings. On March 27, 2009, Duke Energy Carolinas conveyed its responsive views to FERC Staff. This investigation could result in penalties being assessed.

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

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC), which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear Station project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC, respectively, denied the environmental intervenor motion. The NRC review of the COL application continues and the estimated receipt of the COL is in late 2012 or early 2013. Duke Energy Carolinas filed with the U.S. Department of Energy (DOE) for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. On February 27, 2009, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding up to approximately $0.6 billion of allowance for funds used during construction (AFUDC)) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits, as discussed further below. On May 6, 2009, the North Carolina Waste Awareness Network filed a motion to revoke the CPCN. Certain environmental intervenors, Southern Environmental Law Center, Environmental Defense and Southern Alliance for Clean Energy, filed comments in support of the motion whereas Duke Energy Carolinas and the NCUC Public Staff filed comments opposing the motion on June 26, 2009. On September 8, 2009, the North Carolina Waste Awareness Network filed a supplement to its motion to which Duke Energy Carolinas responded on September 16, 2009. On November 4, 2009, the NCUC issued an order denying the request to revoke the CPCN.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions, which have since been consolidated, were filed appealing the final air permit. On May 12, 2009, the Administrative Law Judge issued rulings favorable to DENR and Duke Energy, dismissing several of petitioners’ claims and granting summary judgment against petitioners on other claims, resulting in the dismissal of two petitions and leaving two for hearing. A hearing on remaining claims is scheduled for June 2010. See Note 14 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply because Cliffside Unit 6 has been demonstrated to be a minor source of HAPs. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. After issuing a draft permit and holding public hearings on that draft permit in January 2009, the DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. In May 2009, four contested case petitions were filed appealing the March 13, 2009 final air permit. These four cases have been consolidated with each other and with the four consolidated cases filed in 2008, resulting in the dismissal of two of the four cases. The same schedule will govern these cases with a hearing scheduled for June 2010.

Dan River and Buck Combined Cycle Facilities. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, resulting in a modification of the construction schedule. On September 1, 2009, Duke Energy Carolinas filed with the NCUC further information clarifying the construction schedule for the two projects. Under the revised schedule, the Buck Project is expected to begin operation in combined cycle mode by the end of 2011, but without a phased-in simple cycle commercial operation. The Dan River Project is expected to begin operation in combined cycle mode by the end of 2012, also without a phased-in simple cycle commercial operation.

On October 15, 2008, the DAQ issued a final air construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units, and on August 24, 2009, the DAQ issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generation units.

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

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. The Indiana Office of Utility Consumer Counselor (OUCC) filed a motion of clarification of this order concerning a ratemaking issue related to deferred taxes. The order was not otherwise appealed. The IURC denied the OUCC’s motion on April 1, 2009. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC Rider and ongoing review proceeding with the IURC and an evidentiary hearing with the IURC was held on March 9, 2009. On May 13, 2009, the IURC approved Duke Energy Indiana’s request in full. On May 1, 2009, Duke Energy Indiana filed its third semi-annual IGCC Rider and ongoing review proceeding with the IURC. An evidentiary hearing was held August 26, 2009 and an order is expected by the end of the year.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery (EOR) for the CO2 from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only approximately $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. Intervenor CAC recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009 and an evidentiary hearing is scheduled to begin November 9, 2009.

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

Federal Advanced Clean Coal Tax Credits. Duke Energy has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for Duke Energy’s Cliffside and Edwardsport projects. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August, 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint.

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

Duke Energy Carolinas’ City of Orangeburg, South Carolina Wholesale Sales. On June 28, 2008, Duke Energy Carolinas filed notice with the NCUC that it intended to sell electricity to the City of Orangeburg, South Carolina (City of Orangeburg), a wholesale customer, at native load priority. Duke Energy Carolinas and the City of Orangeburg also filed a joint petition asking the NCUC to declare

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

that the City of Orangeburg contract and all future Duke Energy Carolinas native load priority wholesale contracts will be treated for ratemaking and reporting purposes in the same manner as such existing wholesale contracts (i.e., revenues from those contracts will be allocated to wholesale jurisdiction and costs will be allocated to wholesale jurisdiction based on system average costs). On March 30, 2009, the NCUC issued its Order in which it concluded that Duke Energy Carolinas can proceed with the City of Orangeburg contract at its own risk; however, Duke Energy Carolinas cannot treat the City of Orangeburg’s load as Duke Energy Carolinas’ native load. Further, the NCUC concluded that based on the evidence presented, a future Commission should allocate costs based upon incremental costs in any future ratemaking case. The NCUC distinguished the City of Orangeburg from wholesale customers that have been historically served by Duke Energy Carolinas because the City of Orangeburg has not shared in the costs of Duke Energy Carolinas’ existing system. In April 2009, the City of Orangeburg terminated its contract with Duke Energy Carolinas and informed Duke Energy Carolinas that it will continue to take service from South Carolina Electric and Gas Company through the end of 2010. On April 29, 2009, Duke Energy Carolinas and the City of Orangeburg filed a Notice of Appeal with the North Carolina Court of Appeals. Additionally, on July 2, 2009, the City of Orangeburg filed a Petition for Declaratory Order with the FERC seeking relief from the NCUC Order on various grounds, including violation of the Public Utility Regulatory Policies Act voluntary coordination provisions and federal preemption. The NCUC, the Public Staff and the Attorney General, Progress Energy, the National Association of Regulatory Utility Commissioners, Occidental Power Marketing and the North Carolina Waste Awareness Network have intervened in opposition to the Petition. The City of Fayetteville and ElectriCities, which are both wholesale customers in Progress’ North Carolina control area, have intervened in favor of Orangeburg’s position, as has the American Public Power Association. Duke Energy Carolinas and NC Electric Membership Cooperative have also intervened, but expressed no position on the Petition.

Duke Energy Carolinas’ Wholesale Sales. On September 3, 2009, Duke Energy Carolinas filed advance notice of its intent to serve Central Electric Power Cooperative, Inc. as an additional wholesale customer at native load priority and at system average cost. The load to be served consists of load historically served by Duke Energy Carolinas until recently. On September 11, 2009, the Public Staff filed its response to the advance notice, indicating that it did not object to the advance notice filing and further indicating that it was unlikely that the Public Staff would in a future rate proceeding recommend that costs associated with this contract be allocated on anything other than system average cost. On October 5, 2009, the North Carolina Waste Awareness Network filed a petition to intervene and objected to the transaction. Duke Energy Carolinas filed a response on October 12, 2009. The NCUC heard arguments regarding this matter at its October 19, 2009 weekly staff conference. The Public Staff filed a proposed order supporting the transaction.

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

Duke Energy Indiana SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. The intervenors filed testimony generally supporting SmartGrid, but claimed that Duke Energy Indiana’s plan was too fast and too large, with not enough customer benefits in terms of time differentiated rate options and behind-the-meter energy management systems. The intervenors also opposed the distribution formula rate and the rider request claiming that costs should be recovered in a base rate case, or possibly deferred. Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. The settlement also included increased reporting and monitoring requirements, approval of Duke Energy Indiana’s renewable distributed generation pilot and the creation of a collaborative design to initiate several time differentiated pricing pilots, an electric vehicle pilot and a home area network pilot. Additionally, the settlement agreement provided for tracker recovery of the costs associated with the SmartGrid initiative, subject to cost recovery caps and a termination date for the tracker. The tracker will

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

also include a reduction in costs associated with the adoption of a new depreciation study. An evidentiary hearing was held on June 29, 2009. On November 4, 2009, the IURC issued an order that rejected the settlement agreement as incomplete and not in the public interest. The IURC encouraged the parties to continue the collaborative process outlined in the settlement or to consider smaller scale pilots or phased-in options. The IURC required the parties to present a procedural schedule within 10 days to address the underlying relief requested in the cause, and to supplement the record to address issues regarding the American Recovery and Reinvestment Act (ARRA) funding recently awarded by the DOE. Duke Energy Indiana is considering its next steps, including a review of the implications of this Order on the ARRA Smart Grid Investment Grant award from the DOE.

Duke Energy Ohio SmartGrid. Duke Energy Ohio filed an application on June 30, 2009 to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP, as discussed above. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has completed its audit and filed its comments. The PUCO Staff and intervenors, the OCC and Kroger Company, filed comments on October 8, 2009. The OCC and Duke Energy Ohio filed reply comments on October 15, 2009. A hearing is currently scheduled to begin on November 16, 2009. Approval of the rider is expected in the fourth quarter of 2009.

Gibson Unit 4 Outage. In a 2008 fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding was held in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4. On October 21, 2009, the IURC issued an order stating Duke Energy Indiana’s maintenance practices were prudent and upheld the recovery of Duke Energy Indiana’s fuel costs.

Commercial Power.

As discussed in Note 1, effective December 17, 2008, Commercial Power reapplied regulatory accounting treatment to certain portions of its operations due to the passing of SB 221 and the PUCO’s approval of the ESP. However, since certain portions of Commercial Power’s operations do not meet the accounting requirements for application of regulatory accounting treatment, reported results for Commercial Power are subject to volatility due to the over- or under-collection of certain costs for which recovery is not automatic under the ESP. Commercial Power may be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, which was conditionally approved on February 19, 2009, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. As part of the settlement that was approved by the PUCO on December 17, 2008. Duke Energy Ohio agreed to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers and the PUCO approved of the transfer for the remaining generating facilities.

Other Matters.

Pioneer Transmission LLC Joint Venture. On August 8, 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765KV transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC and the IURC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at approximately $1 billion, of which approximately $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility. The earliest possible in-service date for the project is in 2015. On March 27, 2009, the FERC issued an order granting favorable rate treatment for the project, including requested rate incentives. As is customary in formula rate cases, the FERC set the formula rate that transmission customers would pay for hearing and settlement procedures to address various challenges by intervenors to the inputs and

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

calculations underlying the formula rate. These rate issues were resolved by a settlement which was approved by the FERC on October 26, 2009.

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

Included in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $64 million and $55 million as of September 30, 2009 and December 31, 2008, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

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

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and will begin in 2010 for SO2. Phase 2 will begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from Duke Energy’s coal-fired power plants. The EPA has indicated that it intends to propose a rule by the end of 2009. Additional laws and regulations under consideration which more stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for Duke Energy’s coal facilities. Duke Energy is unable to estimate its potential costs at this time.

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

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio and Duke Energy Indiana alleging various violations of the CAA for various projects at six Duke Energy owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. Additionally, the plaintiffs had claimed that Duke Energy violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station.

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations has been scheduled to commence on January 25, 2010.

The remedy trial for violations previously established at the Wabash River and W.C. Beckjord Stations was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009; (iii) civil penalty in the amount of $687,500 for Beckjord violations; and (4) installation of a particulate continuous emissions monitoring system at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid. On June 12, 2009, Duke Energy filed a motion with the District Court for a Judgment as a Matter of Law and Request for a

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

New Trial. On July 24, 2009, that motion was denied and on September 22, 2009, defendants filed a notice of appeal with the Seventh Circuit Court of Appeals of the judgment relating to Wabash River Units 2, 3 and 5. As of September 30, 2009, Wabash River Units 2, 3 and 5 have been retired.

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

On July 31, 2009, the EPA served a request for information under section 114 of the CAA on Duke Energy, Duke Energy Ohio and Duke Energy Business Services, Inc., requesting information pertaining to various maintenance projects and emissions and operations data relevant to the Miami Fort and W.C. Beckjord stations in Ohio. Duke Energy’s objections and responses to the EPA’s section 114 request were filed on September 28, 2009.

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

Duke Energy Carolinas’ Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking the DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the Clean Air Act and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, as discussed above. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice to any future filing.

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September 2009, the Court of Appeals issued a ruling reversing the lower court ruling. Duke Energy is currently evaluating its options for rehearing and appeal. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska brought the action on their own behalf and on behalf of the village’s approximately 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs filed their appeal to the Fifth Circuit Court of Appeals. In October 2009, the Court of Appeals issued a ruling reversing the lower court ruling. Duke Energy is currently evaluating its options for rehearing and appeal. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Price Reporting Cases. A total of 13 lawsuits have been filed against Duke Energy affiliates and other energy companies. Ten of these cases have been consolidated into a single proceeding, including the case originally filed in Wisconsin state court in March 2009. In February 2008, the judge in this proceeding granted a motion to dismiss one of the cases and entered judgment in favor of Duke Energy Trading and Marketing, LLC (DETM). Plaintiffs’ motion to reconsider was, in large part, denied and on January 9, 2009, the court ruled that plaintiffs lacked standing to pursue their remaining claims and granted certain defendants’ motion for summary judgment. In February 2009, the same judge dismissed Duke Energy Carolinas from that case as well as four other of the consolidated cases. One case was filed in Tennessee state court, which dismissed the case on filed rate and preemption grounds. That case was appealed to the Tennessee Court of Appeals, which reversed this lower court ruling in October 2008. Defendants’ application for permission to appeal to the Tennessee Supreme Court was granted and oral argument is scheduled in November 2009. On January 13, 2009, another case pending in Missouri state court, was dismissed on the grounds that the plaintiff lacked standing to bring the case and the plaintiff’s appeal will be heard by the Missouri Court of Appeals in November 2009. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. In October 2008, a settlement in principle was reached with the class plaintiffs in five of the eleven consolidated cases. A settlement agreement was executed and was approved by the court in September 2009. The settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Plaintiffs sought to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group was estimated to include approximately 36,000 persons. Plaintiffs also sought to divide the putative class into sub-classes based on age.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have withdrawn their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying a class on plaintiffs’ fiduciary duty claims. Plaintiffs did not appeal this ruling. No trial date has been set. At mediation, prior to the class certification ruling, plaintiffs quantified their claims as being in excess of $150 million. It is not possible to predict with certainty the damages, if any, that Duke Energy might incur in connection with this matter.

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

On June 30, 2009, the court issued a ruling in which it granted DEIGP’s request for injunction regarding the second fine and denied DEIGP’s request for an expedited decision or payment into the court registry. Under the court’s order, DEIGP was required to make payment directly to the distribution companies on the approximate $45 million assessment pending resolution on the merits. As a result of the court’s ruling, in the second quarter of 2009, Duke Energy recorded a pre-tax charge of approximately $33 million associated with this matter. The court’s ruling also allowed DEIGP to make 31 monthly installment payments on the outstanding obligation. DEIGP filed an appeal and on August 28, 2009, the order requiring installment payments was modified to allow DEIGP to deposit the disputed portion, which was most of the assessed amount, into an escrow account pending resolution on the merits.

Asbestos-related Injuries and Damages Claims. Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $992 million and $1,031 million as of September 30, 2009 and December 31, 2008, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2009 and December 31, 2008, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy has exposure to certain legal matters that are described herein. As of September 30, 2009 and December 31, 2008, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1 billion and $1.1 billion, respectively, for these proceedings and exposures. Duke Energy has insurance coverage for certain of these losses incurred. These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. As of September 30, 2009 and December 31, 2008, Duke Energy recognized approximately $984 million and $1,032 million, respectively, of probable insurance recoveries related to these losses.

Duke Energy expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

DEGS of Narrows, L.L.C. Investigation. In October 2006, Duke Energy began an internal investigation into improper data reporting to the EPA regarding air emissions under the NOx Budget Program at Duke Energy’s DEGS of Narrows, L.L.C. power plant facility in Narrows, Virginia. The investigation has revealed evidence of falsification of data by an employee relating to the quality assurance testing of its continuous emissions monitoring system to monitor heat input and NOx emissions. In December 2006, Duke Energy voluntarily disclosed the potential violations to the EPA and Virginia Department of Environmental Quality (VDEQ), and in January 2007, Duke Energy made a full written disclosure of the investigation’s findings to the EPA and the VDEQ. In December 2007, the EPA issued a notice of violation. On March 19, 2009, the EPA advised that it will not pursue criminal charges against Duke Energy, and negotiations can resume resolving the civil violation of the CAA identified in the December 2007 notice of violation. Duke Energy has taken appropriate disciplinary action, including termination, with respect to the employees involved with the false reporting. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with civil proceedings in this matter. DEGS has reached an agreement in principle to settle the CAA civil violation for an amount that is not material.

General. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy, or International Energy, or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for certain guarantees that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee obligations. The maximum potential amount of future payments associated with the guarantees issued by Spectra Capital is approximately $315 million.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of September 30, 2009 was approximately $473 million. Of this amount, approximately $214 million relates to guarantees issued on behalf of less than wholly-owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Approximately $301 million of the guarantees expire between 2010 and 2021, with the remaining performance guarantees having no contractual expiration.

Included in the maximum potential amount of future payments discussed above is approximately $61 million of maximum potential amounts of future payments associated with guarantees issued to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2009 to 2019, with others having no specific term.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party, as well as used bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. Substantially all of these guarantees issued by Duke Energy relate to projects at Crescent, which filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009. During the first quarter of 2009, Duke Energy determined that it was probable that it

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

will be required to perform under certain of these guarantee obligations and recorded a charge of approximately $33 million associated with these obligations. At the time the charge was recorded, the face value of the guarantees was approximately $70 million, which has since been reduced to approximately $50 million as of September 30, 2009 as Crescent continues to complete some of its obligations under these guarantees.

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

At September 30, 2009, the amounts recorded on the Consolidated Balance Sheets for the guarantees and indemnifications mentioned above, including performance guarantees associated with projects at Crescent for which it is probable that Duke Energy will be required to perform, is approximately $35 million. This amount is primarily recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

16. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy adopted the new fair value disclosure requirements for financial instruments and non-financial derivatives. On January 1, 2009, Duke Energy adopted the new fair value disclosure requirements for non-financial assets and liabilities measured at fair value on a non-recurring basis. Duke Energy did not record any cumulative effect adjustment to retained earnings as a result of the adoption of the new fair value standards.

The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy classifies recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy does not adjust quoted market prices on Level 1 for any blockage factor.

Level 2—a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A level 2 measurement cannot have more than an insignificant portion of the valuation based on unobservable inputs.

Level 3—any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. A level 3 measurement may be based primarily on level 2 inputs.

The fair value accounting guidance for financial instruments, which was effective for Duke Energy as of January 1, 2008, permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under existing GAAP. Duke Energy does not currently have any financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which it elected to use the option to record at fair value. However, in the future, Duke Energy may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at September 30, 2009 and December 31, 2008. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 12.

	Total Fair Value Amounts at September 30, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$211	$—	$—	$211
Nuclear decommissioning trust fund equity securities(d)	1,068	1,068	—	—
Nuclear decommissioning trust fund debt securities(d)	640	87	553	—
Other long-term trading and available-for-sale equity securities(d)	67	61	6	—
Other long-term trading and available-for-sale debt securities(d)	267	23	244	—
Derivative assets(b)	152	—	21	131

Total Assets	2,405	1,239	824	342
Derivative liabilities(c)	(255)	(112)	(58)	(85)

Net Assets	$2,150	$1,127	$766	$257

(a)	Approximately $210 million of auction rate securities are included in Other within Investments and Other Assets and approximately $1 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets. See Note 12 for additional information regarding derivatives.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. See Note 12 for additional information regarding derivatives.
(d)	See Note 17 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(e)	$224	$—	$—	$224
Nuclear decommissioning trust fund(e)	1,436	853	583	—
Other long-term available-for-sale securities(b)(e)	314	74	240	—
Derivative assets(c)	251	9	70	172

Total Assets	2,225	936	893	396
Derivative liabilities(d)	(341)	(88)	(115)	(138)

Net Assets	$1,884	$848	$778	$258

(a)	Approximately $173 million of auction rates securities are included in Other within Investments and Other Assets and approximately $51 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(e)	See Note 17 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
	(in millions)
Three Months Ended September 30, 2009
Balance at July 1, 2009	$207	$72	$279
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	(18)	(18)
Fuel used in electric generation and purchased power-non-regulated	—	10	10
Other income and expense, net	1	—	1
Net purchases, sales, issuances and settlements	(6)	(6)	(12)
Total pre-tax gains included in other comprehensive income	9	—	9
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	—	(12)	(12)

Balance at September 30, 2009	$211	$46	$257

Three Months Ended September 30, 2008
Balance at July 1, 2008	$273	$91	$364
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	10	10
Fuel used in electric generation and purchased power—non-regulated	—	5	5
Other income and expense, net	(1)	—	(1)
Total pre-tax gains included in other comprehensive income	1	8	9
Net purchases, sales, issuances and settlements	(15)	(17)	(32)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	—	(12)	(12)

Balance at September 30, 2008	$258	$85	$343

Nine Months Ended September 30, 2009
Balance at January 1, 2009	$224	$34	$258
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	3	3
Fuel used in electric generation and purchased power-non-regulated	—	13	13
Other income and expense, net	1	—	1
Total pre-tax gains included in other comprehensive income	—	1	1
Net purchases, sales, issuances and settlements	(14)	(2)	(16)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	—	(3)	(3)

Balance at September 30, 2009	$211	$46	$257

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2009:
Revenue, non-regulated electric, natural gas, and other	$—	$3	$3
Fuel used in electric generation and purchased power-non-regulated	—	(5)	(5)

Total	$—	$(2)	$(2)

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
	(in millions)
Nine Months Ended September 30, 2008
Balance at January 1, 2008	$15	$8	$23
Transfers in to Level 3	285	—	285
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	(11)	(11)
Fuel used in electric generation and purchased power-non-regulated	—	105	105
Other income and expense, net	(5)	—	(5)
Total pre-tax losses included in other comprehensive income	(22)	(1)	(23)
Net purchases, sales, issuances and settlements	(15)	(52)	(67)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	36	36

Balance at September 30, 2008	$258	$85	$343

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2008:
Revenue, non-regulated electric, natural gas, and other	$—	$(1)	$(1)
Fuel used in electric generation and purchased power-non-regulated	—	62	62
Other income and expense, net	(5)	—	(5)

Total	$(5)	$61	$56

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy has not adjusted prices to reflect for after-hours market activity. The majority of Duke Energy’s investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities: At September 30, 2009, Duke Energy has approximately $254 million par value (approximately $211 million fair value) of auction rate securities for which an active market does not currently exist. The majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of September 30, 2009 using measurements appropriate for Level 3 investments. The methods and significant assumptions used to determine the fair values of Duke Energy’s investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

As discussed further in Note 17, during the first quarter of 2009, pursuant to the issuance of new accounting guidance, Duke Energy adopted a new model for determining whether an other-than-temporary impairment loss has occurred with respect to investments in debt securities and applied this new impairment model to the accounting of its investments in auction rate debt securities. There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three or nine months ended September 30, 2009.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Additional fair value disclosures. The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of September 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy could have realized in current markets.

	As of September 30, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$16,149	$17,275	$13,896	$13,981

The fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

See Note 9 for a discussion of non-recurring fair value measurements related to goodwill and other long-lived assets for which impairment charges were recorded during the third quarter of 2009.

17. Investments in Debt and Equity Securities

Duke Energy classifies its investments into two categories – trading and available-for-sale. Certain investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans are classified as trading securities and are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in the nuclear decommissioning trust fund (NDTF), investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, the captive insurance investment portfolio and investments in auction rate debt securities. The investments within the NDTF and Duke Energy Indiana’s grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy. Accordingly, all unrealized losses associated with equity securities within the NDTF and Duke Energy Indiana’s grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. With respect to investments in debt securities within the NDTF and Duke Energy Indiana’s grantor trust, Duke Energy applies the modified other-than-temporary impairment accounting guidance, which is discussed further below. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the NDTF and Duke Energy Indiana’s grantor trust are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings. For investments in debt and equity securities held in the captive insurance portfolio and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value may be included in earnings based on the criteria discussed below.

For available-for-sale equity securities outside of the NDTF and Duke Energy Indiana grantor trust, which are discussed separately above, Duke Energy analyzes all investment holdings each reporting period to determine whether a decline in fair value should be

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

With respect to investments in debt securities, during the first quarter of 2009, Duke Energy adopted the modified other-than-temporary impairment accounting guidance, which changed the other-than-temporary impairment guidance related to investments in debt securities. Under this modified other-than-temporary impairment guidance, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. The adoption of the modified other-than-temporary impairment guidance primarily impacts Duke Energy’s investments in auction rate debt securities and the investments held in the captive insurance portfolio since, as discussed above, the debt securities held in the NDTF and Duke Energy Indiana’s grantor trust receive regulatory deferral treatment of all unrealized losses. Since management believes, based on consideration of the criteria above, that no credit loss exists as of September 30, 2009 and management does not have the intent to sell its investments in auction rate debt securities and the investments in debt securities within its captive insurance portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments necessary as of September 30, 2009. However, during the three and nine months ended September 30, 2008, Duke Energy recorded pre-tax impairment charge to earnings of approximately $1 million and $5 million, respectively, related to the credit risk of certain investments in auction rate debt securities. See Note 16 for additional information related to fair value measurements for investments in auction rate debt securities that were not part of its NDTF or captive insurance portfolio.

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

Short-term investments. At September 30, 2009 and December 31, 2008, Duke Energy had approximately $1 million carrying value (approximately $1 million par value) and approximately $51 million carrying value (approximately $55 million par value), respectively, of short-term investments. The balance at September 30, 2009 and December 31, 2008 consisted primarily of investments in auction rate debt securities that are classified as available-for-sale securities. These investments in auction rate debt securities have been classified as short-term investments as these investments either had a stated maturity within the next 12 months or Duke Energy believed the investments were reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. At December 31, 2008, management believed that approximately $49 million par value of investments in auction rate debt securities were reasonably expected to be refunded within the next twelve months based on notification of refunding by the issuer. However, due to an ongoing delay in that refunding plan, Duke Energy reclassified these securities to long-term investments in the second quarter of 2009. The remaining balance of investments in auction rate debt securities at December 31, 2008 were included in long-term investments and are discussed below.

Other Long-term investments. Duke Energy classifies its investments in debt and equity securities held in the NDTF, in the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Additionally, approximately $210 million carrying value (approximately $253 million par value) and approximately $173 million carrying value (approximately $215 million par value) of investments in auction rate debt securities have been classified as long-term at September 30, 2009 and December 31, 2008, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term. At September 30, 2009 and December 31, 2008, Duke Energy’s long-term available-for-sale investments had a fair market value of $2,220 million and $1,855 million, respectively.

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	September 30, 2009			December 31, 2008
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$—	$1	$—	$(4)	$51

Total short-term investments	$—	$—	$1	$—	$(4)	$51

Equity Securities	$294	$(48)	$1,129	$161	$(163)	$880
Corporate Debt Securities	15	(2)	223	5	(7)	124
Municipal Bonds	3	(5)	105	2	(10)	150
U.S. Government Bonds	13	—	274	18	—	292
Auction Rate Debt Securities	—	(43)	210	—	(42)	173
Other	7	(4)	279	3	(31)	236

Total long-term investments	$332	$(102)	$2,220	$189	$(253)	$1,855

(a)	The table above includes unrealized gains and losses of approximately $319 million and $50 million, respectively, at September 30, 2009 and unrealized gains and losses of approximately $182 million and $190 million, respectively, at December 31, 2008 associated with investments held in the NDTF. Additionally, the table above includes unrealized gains and losses of approximately $3 million and $6 million, respectively, at September 30, 2009 and unrealized gains and losses of approximately $1 million and $14 million, respectively, at December 31, 2008 associated with investments held in the Duke Energy Indiana Grantor Trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana Grantor Trust are deferred as a regulatory asset pursuant to regulatory accounting.

Debt securities held at September 30, 2009, which includes auction rate securities based on the stated maturity date, mature as follows: $108 million in less than one year, $139 million in one to five years, $163 million in six to ten years and $676 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$214	$(14)	$(34)
Corporate Debt Securities	14	—	(2)
Municipal Bonds	70	(1)	(4)
Auction Rate Debt Securities(b)	210	(43)	—
Other	51	—	(4)

Total	$559	$(58)	$(44)

	As of December 31, 2008
	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$353	$(12)	$(151)
Corporate Debt Securities	38	(3)	(4)
Municipal Bonds	66	—	(10)
Auction Rate Debt Securities(b)	224	—	(46)
Other	108	(3)	(28)

Total	$789	$(18)	$(239)

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

(a)	The table above includes fair values of approximately $245 million and $486 million at September 30, 2009 and December 31, 2008, respectively, associated with investments held in the NDTF. Additionally, the table above includes fair values of approximately $76 million and $33 million at September 30, 2009 and December 31, 2008, respectively, associated with investments held in the Duke Energy Indiana Grantor Trust.
(b)	See Note 16 for information about fair value measurements related to investments in auction rate debt securities.

18. New Accounting Standards

The following new accounting standards were adopted by Duke Energy subsequent to September 30, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 105—Generally Accepted Accounting Principles (ASC 105). In June 2009, the FASB amended ASC 105 for the ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of the changes to ASC 105, which was for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. Under the ASC, all of its content carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP: authoritative and non-authoritative. While the adoption of the ASC did not have an impact on the accounting followed in Duke Energy’s consolidated financial statements, the ASC impacted the references to authoritative and non-authoritative accounting literature contained within the Notes.

ASC 805—Business Combinations (ASC 805). In December 2007, the FASB issued revised guidance related to the accounting for business combinations. This revised guidance retained the fundamental requirement that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, this revised guidance is applied prospectively to business combinations for which the acquisition date occurred on or after January 1, 2009. The impact to Duke Energy of applying this revised guidance for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of ASC 805. The revised guidance of ASC 805 changed the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Effective January 1, 2009, the resolution of any tax contingencies relating to Cinergy that existed as of the date of the merger are required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

ASC 810—Consolidations (ASC 810). In December 2007, the FASB amended ASC 810 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary and to clarify that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This amendment also changed the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, this amendment established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For Duke Energy, this amendment was effective as of January 1, 2009, and has been applied prospectively, except for certain presentation and disclosure requirements that were applied retrospectively. The adoption of these provisions of ASC 810 impacted the presentation of noncontrolling interests in Duke Energy’s Consolidated Financial Statements, as well as the calculation of Duke Energy’s effective tax rate.

ASC 815—Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position. See Note 12 for the disclosures required under ASC 815.

ASC 470—Debt (ASC 470). In May 2008, the FASB issued guidance addressing the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. This amendment to ASC 470 does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature and this guidance does not apply if, under

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. For Duke Energy, this amendment to ASC 470 was applicable as of January 1, 2009 and must be applied retrospectively to all prior periods presented, even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of this amendment. Since this amendment to ASC 470 did not change the accounting for Duke Energy’s 2003 issuance of $770 million of convertible debt that was fully converted to common stock during the years ended December 31, 2005, 2006 and 2007, this amendment to ASC 470 did not have any impact on Duke Energy’s historical financial statements. Future impacts of this amendment to ASC 470 will be determined by whether Duke Energy issues convertible debt with cash settlement options.

ASC 260—Earnings Per Share (ASC 260). See Note 4 for a discussion of Duke Energy’s adoption of the provisions of ASC 260 related to participating securities.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of September 30, 2009:

ASC 715—Compensation—Retirement Benefits (ASC 715). In December 2008, the FASB amended ASC 715 to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with ASC 820—Fair Value Measurements and Disclosures (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, these amendments to ASC 715 are effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of these new disclosure requirements will not have any impact on Duke Energy’s results of operations, cash flows or financial position.

FASB Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 166). In June 2009, the FASB issued SFAS No. 166, which revises the accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities, which were not subject to consolidation under previous accounting rules, to now be assessed for consolidation. In addition, this statement clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, SFAS No. 166 is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. As described further in Note 20, since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables Company (Cinergy Receivables), a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy has not consolidated Cinergy Receivables, and the transfers have been accounted for as sales. Upon adoption of SFAS No. 166, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs could potentially be impacted, as Cinergy Receivables must be assessed for consolidation and any transfers of accounts receivables on or after the effective date of SFAS No. 166 would be subject to that statement’s amended derecognition criteria for financial assets. Duke Energy is currently evaluating the potential impact of the adoption of SFAS No. 166, and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, SFAS No. 167 requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy, SFAS No. 167 is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of SFAS No. 167 is prohibited. Duke Energy is currently evaluating the potential impact of the adoption of SFAS No. 167, and is unable to estimate at this time the impact of SFAS No. 167 on its consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

19. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions.

Changes to Unrecognized Tax Benefits

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2009	$572

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	109
Gross decreases—tax positions in prior periods	(2)
Gross increases—current period tax positions	10
Settlements	(10)

Total Changes	107

Unrecognized Tax Benefits—September 30, 2009	$679

At September 30, 2009 and December 31, 2008, Duke Energy had approximately $308 million and $294 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate or a regulatory liability. At this time, Duke Energy is unable to estimate the specific effect to either. At September 30, 2009, Duke Energy has approximately $15 million that, if recognized, would affect Income From Discontinued Operations, net of tax.

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

At September 30, 2009 and December 31, 2008, approximately $482 million and $490 million, respectively, of federal income taxes receivable were included in Other within Current Assets on the Consolidated Balance Sheets. At September 30, 2009, this balance exceeded 5% of total current assets.

The effective tax rate increased for the three months ended September 30, 2009 (69.7%) compared to the same period in 2008 (38.0%) primarily due to a $371 million impairment of non-deductible goodwill in the three months ended September 30, 2009. The effective tax rate increased for the nine months ended September 30, 2009 (44.9%) compared to the same period in 2008 (33.9%) primarily due to the aforementioned impairment of non-deductible goodwill in 2009.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations were approximately $72 million and $216 million for the three and nine months ended September 30, 2009, respectively, and approximately $72 million and $216 million for the three and nine months ended September 30, 2008, respectively.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

20. Variable Interest Entities

Accounts Receivable Securitization

Cinergy Receivables Company. During 2002, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky entered into an agreement to sell certain of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote, QSPE. Cinergy Receivables is a wholly-owned limited liability company of Cinergy and was formed in 2002 through a $5 million equity contribution by Cinergy to purchase certain accounts receivable of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. The purpose of the formation of Cinergy Receivables was to improve liquidity at the lowest possible financing cost. As a result of the securitization, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and a portion of their wholesale accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, Duke Energy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales. Duke Energy accounts for Cinergy Receivables under the equity method of accounting and all of the earnings or losses of Cinergy Receivables are therefore reflected in Duke Energy’s consolidated earnings. However, as discussed further in Note 18, the accounting treatment and/or the financial statement presentation of Cinergy Receivables could potentially be impacted by the adoption of SFAS No. 166 and SFAS No. 167 on January 1, 2010.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $217 million and $292 million at September 30, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under the accounting guidance for transfers and servicing of financial assets and is classified within Receivables in the accompanying Consolidated Balance Sheets at September 30, 2009 and December 31, 2008. In addition, Duke Energy’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in this case residual cash flows), which is subordinate to the retained interests held by Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

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

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the three and nine months ended September 30, 2009:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
	(in millions)
Receivables sold as of September 30,		$585
Less: Retained interests		217

Net receivables sold as of September 30,		$368

Purchased beneficial interest		$4
Sales
Receivables sold	$1,394	$4,192
Loss recognized on sale	10	32
Cash flows
Cash proceeds from receivables sold	$1,453	$4,234
Collection fees received	1	2
Return received on retained interests	7	21

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

21. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended September 30, 2009 and 2008. Components of other comprehensive income and total comprehensive income for the nine months ended September 30, 2009 and 2008 are presented in the Consolidated Statements of Equity and Comprehensive Income.

PART I

DUKE ENERGY CORPORATION

Notes To Unaudited Consolidated Financial Statements—(Continued)

Total Comprehensive Income

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended September 30, 2009
Net Income	$109	$(3)	$106

Other comprehensive income
Foreign currency translation adjustments	121	6	127
Reclassification into earnings from cash flow hedges(a)	2	—	2
Pension and OPEB related adjustments to AOCI(b)	1	—	1
Unrealized gain on investments in available for sale securities(c)	6	—	6
Other(d)	4	—	4

Other comprehensive income, net of tax	134	6	140

Total Comprehensive Income	$243	$3	$246

(a)	Net of $1 million tax expense.
(b)	Net of $1 million tax expense.
(c)	Net of $3 million tax expense.
(d)	Net of $2 million tax expense.

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended September 30, 2008
Net Income	$215	$(2)	$213

Other comprehensive income
Foreign currency translation adjustments	(207)	(12)	(219)
Net unrealized gain on cash flow hedges(a)	13	—	13
Reclassification into earnings from cash flow hedges(b)	2	—	2
Pension and OPEB related adjustments to AOCI(c)	(7)	—	(7)
Unrealized gain on investments in auction rate securities(d)	3	—	3
Reclassification of losses on investments in auction rate securities and other available-for-sale securities into earnings(e)	2	—	2
Other(f)	(9)	—	(9)

Other comprehensive (loss) income, net of tax	(203)	(12)	(215)

Total Comprehensive Income	$12	$(14)	$(2)

(a)	Net of $9 million tax expense.
(b)	Net of $1 million tax expense.
(c)	Net of $4 million tax benefit.
(d)	Net of $1 million tax benefit.
(e)	Net of $1 million tax expense.
(f)	Net of $3 million tax benefit.

22. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Notes 7, 13 and 14, respectively. Management has evaluated these Unaudited Consolidated Financial Statements and Notes for subsequent events up through November 6, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the SEC.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements.

Executive Overview

Net income attributable to Duke Energy Corporation was $109 million for the third quarter of 2009 as compared to $215 million for the third quarter of 2008. Diluted earnings per share decreased to $0.08 per share in the third quarter of 2009 from $0.17 per share in the third quarter of 2008 primarily due to the decrease in net income in the third quarter of 2009 as compared to the same period in 2008, primarily as a result of goodwill impairment charges in 2009 related to Commercial Power’s non-regulated generation operations in the Midwest partially offset by other factors described further below. For additional information on these impairment charges, see Note 9 to the Consolidated Financial Statements, “Goodwill and Intangible Assets.” Income from continuing operations was $107 million for the third quarter of 2009 as compared to $214 million for the same period in 2008. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $582 million for the third quarter of 2009 as compared to $695 million for the same period in 2008.

Net income attributable to Duke Energy Corporation was $729 million for the nine months ended September 30, 2009 as compared to $1,031 million for the same period in 2008. Diluted earnings per share decreased to $0.56 per share for the nine months ended September 30, 2009 from $0.81 per share in the same period in 2008 primarily due to the decrease in net income in the nine months ended September 30, 2009 as compared to the same period in 2008, primarily as a result of the impairment charges discussed above, partially offset by other factors described further below. Income from continuing operations was $737 million for the nine months ended September 30, 2009 as compared to $1,014 million for the same period in 2008. Total reportable segment EBIT was $1,993 million for the nine months ended September 30, 2009 as compared to $2,446 million for the same period in 2008.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$3,396	$3,508	$(112)	$9,621	$10,074	$(453)
Operating expenses	2,964	2,933	31	7,999	8,116	(117)
Gains on sales of other assets and other, net	13	2	11	32	53	(21)

Operating income	445	577	(132)	1,654	2,011	(357)
Other income and expenses, net	96	(55)	151	243	76	167
Interest expense	190	176	14	560	552	8

Income from continuing operations before income taxes	351	346	5	1,337	1,535	(198)
Income tax expense from continuing operations	244	132	112	600	521	79

Income from continuing operations	107	214	(107)	737	1,014	(277)
(Loss) income from discontinued operations, net of tax	(1)	(1)	—	—	14	(14)

Net income	106	213	(107)	737	1,028	(291)
Less: Net income (loss) attributable to noncontrolling interests	(3)	(2)	1	8	(3)	11

Net income attributable to Duke Energy Corporation	$109	$215	$(106)	$729	$1,031	$(302)

PART I

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated operating revenues for the three months ended September 30, 2009 decreased approximately $112 million, compared to the same period in 2008. This change was primarily driven by the following:

•

An approximate $198 million decrease at U.S. Franchised Electric and Gas. See Operating Revenues discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $19 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Partially offsetting these decreases was:

•	An approximate $111 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated operating revenues for the nine months ended September 30, 2009 decreased approximately $453 million, compared to the same period in 2008. This change was primarily driven by the following:

•

An approximate $544 million decrease at U.S. Franchised Electric and Gas. See Operating Revenues discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $101 million decrease at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these decreases was:

•	An approximate $191 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information.

Consolidated Operating Expenses

Three Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated operating expenses for the three months ended September 30, 2009 increased approximately $31 million, compared to the same period in 2008. This change was primarily driven by the following:

•	An approximate $232 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information.

Partially offsetting this increase was:

•

An approximate $170 million decrease at U.S. Franchised Electric and Gas. See Operating Expenses discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $42 million decrease at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated operating expenses for the nine months ended September 30, 2009 decreased approximately $117 million, compared to the same period in 2008. This change was primarily driven by the following:

•	An approximate $442 million decrease at U.S. Franchised Electric and Gas. See Operating Expenses discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information.
•	An approximate $122 million decrease at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information; and
•	An approximate $28 million decrease at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

PART I

Partially offsetting these decreases was:

•	An approximate $476 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information.

Consolidated Gains on Sales of Other Assets and Other, Net

Three Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated gains on sales of other assets and other, net was a gain of approximately $13 million and $2 million for the three months ended September 30, 2009 and 2008, respectively. The gain for the three months ended September 30, 2009 was due primarily to the sale of emission allowances by U.S. Franchised Electric and Gas and Commercial Power. The net gain for the three months ended September 30, 2008 was due primarily to Commercial Power’s sale of emission allowances.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated gains on sales of other assets and other, net was a gain of approximately $32 million and $53 million for the nine months ended September 30, 2009 and 2008, respectively. The gain for the nine months ended September 30, 2009 was due primarily to the sale of emission allowances by U.S. Franchised Electric and Gas and Commercial Power. The net gain for the nine months ended September 30, 2008 was due primarily to Commercial Power’s sale of emission allowances.

Consolidated Operating Income

Three Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated operating income for the three months ended September 30, 2009 decreased approximately $132 million compared to the same period in 2008. Drivers to the decrease in operating income are discussed within “Segment Results” below.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated operating income for the nine months ended September 30, 2009 decreased approximately $357 million compared to the same period in 2008. Drivers to the decrease in operating income are discussed with “Segment Results” below.

Consolidated Other Income and Expenses, Net

Three Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated other income and expenses, net for the three months ended September 30, 2009 increased approximately $151 million compared to the same period in 2008. The increase was driven primarily by an approximate $101 million increase in equity in earnings of unconsolidated affiliates due primarily to impairment charges recorded by the Crescent JV (Crescent) during 2008, of which Duke Energy’s proportionate share was approximately $114 million, partially offset by decreased equity earnings at International Energy of approximately $14 million primarily related to its investment in National Methanol Company (NMC).

Nine Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated other income and expenses, net for the nine months ended September 30, 2009 increased approximately $167 million compared to the same period in 2008. The increase was driven primarily by an approximate $144 million increase in equity in earnings of unconsolidated affiliates due primarily to impairment charges recorded by Crescent during 2008, of which Duke Energy’s proportionate share was approximately $238 million, partially offset by decreased equity earnings at International Energy of approximately $67 million primarily related to its investments in NMC and Attiki Gas Supply S.A. (Attiki) and an approximate $33 million charge in the first quarter of 2009 associated with guarantees issued on behalf of the Crescent.

Consolidated Interest Expense

Three Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated interest expense for the three months ended September 30, 2009 increased approximately $14 million compared to the same period in 2008. This increase was due primarily to higher debt balances, partially offset by lower interest on floating rate debt and commercial paper.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated interest expense for the nine months ended September 30, 2009 increased approximately $8 million compared to the same period in 2008. This increase was due primarily to higher debt balances, partially offset by lower interest on floating rate debt and commercial paper.

PART I

Consolidated Income Tax Expense from Continuing Operations

Three Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated income tax expense from continuing operations for the three months ended September 30, 2009 increased approximately $112 million compared to the same period in 2008. The increase is primarily the result of a higher effective tax rate for the three months ended September 30, 2009 (70%) compared to the same period in 2008 (38%). The increase in the effective tax rate is primarily due to an impairment of non-deductible goodwill in the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated income tax expense from continuing operations for the nine months ended September 30, 2009 increased approximately $79 million compared to the same period in 2008. The increase is the result of a higher effective tax rate for the nine months ended September 30, 2009 (45%) compared to the same period in 2008 (34%). The increase in the effective tax rate is primarily due to an impairment of non-deductible goodwill in the nine months ended September 30, 2009.

Consolidated (Loss) Income From Discontinued Operations, Net of tax

Three Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated (loss) income from discontinued operations, net of tax, for the three months ended September 30, 2009 was flat compared to the same period in 2008.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008. Consolidated (loss) income from discontinued operations, net of tax, for the nine months ended September 30, 2009 decreased approximately $14 million compared to the same period in 2008. The decrease primarily relates to Commercial Power’s sale of its 480 megawatt (MW) natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority (approximately $15 million after-tax gain) during the nine months ended September 30, 2008.

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

EBIT by Business Segment (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
U.S. Franchised Electric and Gas	$716	$726	$1,773	$1,866
Commercial Power	(234)	(108)	(41)	273
International Energy	100	77	261	307

Total reportable segment EBIT	582	695	1,993	2,446
Other	(65)	(195)	(193)	(460)

Total reportable segment and other EBIT	517	500	1,800	1,986
Interest expense	(190)	(176)	(560)	(552)
Interest income and other(a)	25	21	83	93
Add back of noncontrolling interest component of reportable segment and Other EBIT	(1)	1	14	8

Consolidated income from continuing operations before income taxes	$351	$346	$1,337	$1,535

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Operating revenues	$2,500	$2,698	$(198)	$7,157	$7,701	$(544)
Operating expenses	1,833	2,003	(170)	5,499	5,941	(442)
Gains on sales of other assets and other, net	8	1	7	21	4	17

Operating income	675	696	(21)	1,679	1,764	(85)
Other income and expenses, net	41	30	11	94	102	(8)

EBIT	$716	$726	$(10)	$1,773	$1,866	$(93)

Duke Energy Carolinas GWh sales(a)	21,358	22,785	(1,427)	60,650	65,875	(5,225)
Duke Energy Midwest GWh sales(a)(b)	14,555	16,566	(2,011)	42,476	47,860	(5,384)
Net proportional MW capacity in operation				26,977	27,487	(510)

(a)	Gigawatt-hours (GWh)
(b)	Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three and nine months ended September 30, 2009 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Residential sales(a)	(1.5)%	0.8%
General service sales(a)	(1.9)%	(0.9)%
Industrial sales(a)	(15.0)%	(17.3)%
Wholesale sales	(29.6)%	(37.0)%
Total Duke Energy Carolinas sales(b)	(6.3)%	(7.9)%
Average number of customers	0.3%	0.5%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest for the three and nine months ended September 30, 2009 compared to the same period in the prior year.

Increase (decrease) over prior year	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Residential sales(a)	(8.2)%	(3.6)%
General service sales(a)	(4.3)%	(2.7)%
Industrial sales(a)	(14.3)%	(18.4)%
Wholesale sales	(33.0)%	(27.5)%
Total Duke Energy Midwest sales(b)	(12.1)%	(11.2)%
Average number of customers	(0.4)%	(0.4)%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended September 30, 2009 as Compared to September 30, 2008:

Operating Revenues. The decrease was driven primarily by:

•

A $111 million decrease in fuel revenues (including emission allowances) driven primarily by decreased demand from retail and near-term wholesale customers and lower natural gas fuel rates primarily in Ohio and Kentucky, partially offset by higher fuel rates for electric retail customers in all jurisdictions. Fuel revenues represent sales to retail and wholesale customers;

•

A $46 million decrease in GWh sales to retail customers due to milder weather conditions in 2009 compared to the same period in 2008. For the Midwest, cooling degree days for the third quarter of 2009 were 32% below normal as compared to 3% above normal during the same period in 2008. For the Carolinas, cooling degree days for the third quarter of 2009 were approximately 4% below normal compared to 2% above normal during the same period in 2008;

•

A $22 million decrease due to lower weather adjusted sales volumes to retail customers primarily in the Carolinas and Indiana largely reflecting the overall declining economic conditions, which are primarily impacting the industrial sector; and

•

A $13 million net decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by increased sales volumes to customers served under long-term contracts.

Partially offsetting these decreases was:

•

A $6 million net increase in rate riders and retail rates primarily due to increases in recoveries of Duke Energy Indiana’s environmental compliance costs and the Integrated Gasification Combined Cycle (IGCC) rider, partially offset by the expiration of the one-time increment rider related to merger savings that was included in North Carolina retail rates in 2008.

Operating Expenses. The decrease was driven primarily by:

•

A $120 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to a lower volume of coal used in electric generation and lower volumes and prices for natural gas purchased for resale and used in electric generation, partially offset by higher coal prices;

•

A $44 million decrease in operating and maintenance expense primarily due to lower storm costs primarily in the Midwest related to Hurricane Ike in September 2008, and lower maintenance costs at nuclear and fossil generating stations, partially offset by higher scheduled outage costs at nuclear generating stations due to timing; and

•	A $5 million decrease in depreciation and amortization due primarily to lower depreciation rates in the Carolinas.

Gains on Sales of Other Assets and Other, net. The increase is due primarily to gains on the sale of nitrogen oxide (NOx) emission allowances in 2009.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of allowance for funds used during construction (AFUDC) due to additional capital spending for ongoing construction projects.

EBIT. The decrease resulted primarily from milder weather, lower weather adjusted sales volumes, higher scheduled outage costs at nuclear generating stations and lower wholesale power revenues. These negative impacts were partially offset by decreased operation and maintenance costs as a result of lower storm and maintenance costs, lower depreciation rates in the Carolinas and overall net higher retail rates and rate riders.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008:

Operating Revenues. The decrease was driven primarily by:

•

A $356 million decrease in fuel revenues (including emission allowances) driven primarily by decreased demand from retail and near-term wholesale customers and lower natural gas fuel rates primarily in Ohio and Kentucky, partially offset by higher fuel rates for electric retail customers in all jurisdictions. Fuel revenues represent sales to retail and wholesale customers;

•	A $103 million decrease due to lower weather adjusted sales volumes to retail customers reflecting the overall declining economic conditions, which are primarily impacting the industrial sector;
•

A $56 million decrease in GWh/Mcf sales to retail customers due to overall milder weather conditions in 2009 compared to the same period in 2008. Weather statistics for heating degree days in 2009 were unfavorable in the Midwest but favorable in the Carolinas compared to the same period in 2008. Weather statistics for cooling degree days in 2009 were unfavorable in both the Midwest and the Carolinas compared to the same period in 2008; and

PART I

•

A $36 million net decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by higher prices and increased sales volumes to customers served under certain long-term contracts.

Partially offsetting these decreases was:

•

A $22 million net increase in rate riders and retail rates primarily due to increases in recoveries of Duke Energy Indiana’s environmental compliance costs and the IGCC rider, partially offset by the expiration of the one-time increment rider related to merger savings that was included in North Carolina retail rates in 2008.

Operating Expenses. The decrease was driven primarily by:

•

A $369 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to a lower volume of coal used in electric generation, lower prices and volumes for natural gas purchased for resale and used in electric generation and reduced purchased power, partially offset by higher coal prices;

•

A $59 million decrease in operating and maintenance expense primarily due to lower storm costs primarily in the Midwest related to Hurricane Ike in September 2008, lower scheduled outage and maintenance costs at nuclear and fossil generating stations and decreased capacity costs due to the expiration of certain drought mitigation contracts in 2008, partially offset by higher benefits costs including short-term incentives; and

•	A $29 million decrease in depreciation and amortization due primarily to lower depreciation rates in the Carolinas.

Partially offsetting these decreases was:

•	A $15 million increase in property and other taxes due primarily to normal increases.

Gains on Sales of Other Assets and Other, net. The increase is due primarily to gains on the sale of NOx emission allowances in 2009.

Other Income and Expenses, net. The decrease resulted primarily from a lower equity component of AFUDC due substantially to a favorable 2008 Indiana Utility Regulatory Commission (IURC) ruling, partially offset by additional capital spending for ongoing construction projects.

EBIT. The decrease resulted primarily from lower weather adjusted sales volumes, milder weather, lower wholesale power revenues, higher benefits costs including short-term incentives and higher property and other taxes. These negative impacts were partially offset by decreased operation and maintenance costs as a result of lower storm costs, outage and maintenance costs, lower depreciation rates in the Carolinas and overall net higher retail rates and rate riders.

Commercial Power

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Operating revenues	$609	$498	$111	$1,620	$1,429	$191
Operating expenses	846	614	232	1,695	1,219	476
Gains on sales of other assets and other, net	3	—	3	8	46	(38)

Operating income	(234)	(116)	(118)	(67)	256	(323)
Other income and expenses, net	—	8	(8)	26	17	9

EBIT	$(234)	$(108)	$(126)	$(41)	$273	$(314)

Actual Plant Production, GWh	7,707	5,027	2,680	20,134	15,893	4,241
Proportional MW capacity in operation				8,141	7,550	591

Three Months Ended September 30, 2009 as Compared to September 30, 2008:

Operating Revenues. The increase was primarily driven by:

•

A $51 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $6 million in 2009 compared to losses of $45 million in 2008;

PART I

•

A $25 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the Electric Security Plan (ESP) in 2009 and the timing of fuel and purchased power rider collections in 2008, net of lower sales volumes due to overall economic conditions and increased customer switching;

•	A $22 million increase in wholesale electric revenues due to participation in wholesale auctions in 2009 and higher generation volumes and favorable hedge realization in 2009 compared to 2008; and
•	A $6 million increase in wind generation revenues due to commencement of certain operations in the third quarter of 2008 and additional wind generation facilities placed in service in 2009.

Operating Expenses. The increase was primarily driven by:

•

A $413 million impairment charge primarily related to goodwill associated with the non-regulated generation operations in the Midwest. See Note 9 to the Consolidated Financial Statements, “Goodwill and Intangible Assets,” for additional information; and

•

An $11 million increase in depreciation and administrative expenses associated with wind projects placed in service in the third quarter of 2008 and the continued development of the renewable energy business in 2009.

Partially offsetting these increases were:

•	An $82 million impairment of emission allowances due to the temporary invalidation of the CAIR in 2008;
•	A $65 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $9 million in 2009 compared to losses of $74 million in 2008;
•

A $27 million decrease in fuel and operating expenses for the Midwest gas-fired assets primarily due to lower natural gas prices in 2009 compared to 2008 and bad debt reserves associated with the Lehman Brothers bankruptcy in 2008; and

•

A $16 million decrease in retail and wholesale fuel expenses due to lower purchased power expenses resulting from decreased power prices, net of higher term contract prices and lower realized gains on fuel hedges in 2009 compared to 2008.

Gains on Sales of Other Assets and Other, net. The increase in 2009 compared to 2008 is attributable to gains on sales of emission allowances in 2009.

Other Income and Expenses, net. The decrease is primarily driven by an impairment loss on an equity method investment in 2009 and lower equity earnings of unconsolidated affiliates.

EBIT. The decrease is primarily attributable to impairment charges, primarily related to goodwill, in 2009, partially offset by higher mark-to-market results on economic hedges due to decreasing commodity prices, a 2008 impairment charge related to emission allowances and improved results from the Midwest gas-fired assets.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008:

Operating Revenues. The increase was primarily driven by:

•

A $103 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the ESP in 2009 and the timing of fuel and purchased power rider collections in 2008, net of lower sales volumes due to overall economic conditions and increased customer switching;

•	A $43 million increase due to higher generation volumes and PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008;
•

A $43 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $5 million in 2009 compared to losses of $38 million in 2008; and

•	A $15 million increase in wind generation revenues due to commencement of certain operations in the third quarter of 2008 and additional wind generation facilities placed in service in 2009.

Partially offsetting these increases was:

•	An $11 million decrease in wholesale electric revenues due to lower generation margins and hedge realization in 2009 compared to 2008, net of margin earned from participation in wholesale auctions.

Operating Expenses. The increase was primarily driven by:

•

A $413 million impairment charge primarily related to goodwill associated with the non-regulated generation operations in the Midwest. See Note 9 to the Consolidated Financial Statements, “Goodwill and Intangible Assets,” for additional information;

•	A $106 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $33 million in 2009 compared to gains of $73 million in 2008;

PART I

•

A $32 million increase due to depreciation expense on environmental projects placed in service in the second half of 2008 and higher plant maintenance expenses resulting from increased plant outages in 2009 compared to 2008; and

•

A $32 million increase in depreciation and administrative expenses associated with wind projects place in service after the second quarter of 2008 and the continued development of the renewable energy business in 2009.

Partially offsetting these increases were:

•	An $82 million impairment of emission allowances due to the temporary invalidation of the CAIR in 2008; and
•

A $23 million decrease in retail and wholesale fuel expenses due to lower purchased power expenses resulting from decreased power prices, net of higher term contract prices and lower realized gains on fuel hedges in 2009 compared to 2008.

Gains on Sales of Other Assets and Other, net. The decrease in 2009 compared to 2008 is attributable to lower gains on sales of emission allowances in 2009 compared to 2008.

Other Income and Expenses, net. The increase is partially driven by higher equity earnings of unconsolidated affiliates, net of an impairment loss on an equity method investment.

EBIT. The decrease is primarily attributable to impairment charges, primarily related to goodwill, in 2009, lower mark-to-market results on economic hedges due to decreasing commodity prices, increased plant maintenance expenses and fewer gains on sales of emission allowances. These factors were partially offset by higher retail revenue pricing as a result of the implementation of the ESP, higher margins from the Midwest gas-fired assets due to increased generation volumes and PJM capacity revenues and a 2008 impairment charge related to emission allowances.

Matters Impacting Future Commercial Power Results

Recently, low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have announced intentions of supplying power to current Commercial Power customers in Ohio and Commercial Power has experienced an increase in customer switching in the second and third quarters of 2009. These evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of September 30, 2009, Commercial Power had regulatory assets of approximately $190 million related to under-collections under its ESP and mark-to-market losses on certain economic hedges.

As discussed in Note 9 to the Consolidated Financial Statements, “Goodwill and Intangible Assets,” Commercial Power recorded an impairment charge in the third quarter of 2009 of approximately $371 million within its non-regulated generation reporting unit to write down the goodwill to its implied fair value. As a result of this impairment charge, the carrying value of goodwill associated with the non-regulated generation reporting unit of approximately $520 million is equivalent to its implied fair value. This impairment charge was based on a number of factors, including a decline in load forecast, depressed market power prices and carbon legislation developments. Should the assumptions used related to these factors change in the future as a result of then market conditions, as well as any acceleration in the timing of carbon legislation developments, it is possible that further goodwill impairment charges could be recorded.

International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Operating revenues	$293	$297	$(4)	$819	$920	$(101)
Operating expenses	208	250	(42)	594	716	(122)
Gains on sales of other assets and other, net	(1)	—	(1)	(1)	1	(2)

Operating income	84	47	37	224	205	19
Other income and expenses, net	21	36	(15)	53	119	(66)
Expense attributable to noncontrolling interest	5	6	(1)	16	17	(1)

EBIT	$100	$77	$23	$261	$307	$(46)

Sales, GWh	4,870	4,379	491	13,805	13,541	264
Proportional MW capacity in operation				4,051	4,010	41

PART I

Three Months Ended September 30, 2009 as Compared to September 30, 2008:

Operating Revenues. The decrease was driven primarily by:

•	A $15 million decrease in Brazil due to unfavorable exchange rates and lower average prices; and

•	A $14 million decrease in Peru due to unfavorable hydrocarbon sales prices and lower energy sales prices.

Partially offsetting these decreases was:

•	A $22 million increase in Central America primarily related to favorable dispatch due to drier weather.

Operating Expenses. The decrease was driven primarily by:

•	A $49 million decrease in Peru due to lower cost of sales and thermal generation.

Partially offsetting this decrease was:

•	An $8 million increase in Brazil due to a favorable transmission credit adjustment in 2008.

Other Income and Expenses, net. The decrease was primarily driven by a $13 million decrease in equity earnings from NMC due to lower methyl tertiary butyl ether (MTBE) and methanol prices, partially offset by lower butane costs.

EBIT. The increase was primarily due to favorable results in Peru and Central America, partially offset by a favorable 2008 transmission adjustment and unfavorable exchange rates in Brazil, as well as lower equity earnings from NMC.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008:

Operating Revenues. The decrease was driven primarily by:

•	A $46 million decrease in Central America due to lower average sales prices and generation;
•	A $41 million decrease in Brazil due to unfavorable exchange rates, partially offset by higher average sales prices and volumes; and
•	A $30 million decrease in Peru due to lower hydrocarbon sales prices.

Partially offsetting these decreases was:

•	A $9 million increase in Ecuador due to higher dispatch.

Operating Expenses. The decrease was driven primarily by:

•	A $72 million decrease in Peru due to lower cost of sales, thermal generation and liquids royalty costs; and
•	A $68 million decrease in Central America primarily due to lower fuel costs and a prior year write-off of obsolete property, plant and equipment and fuel inventory adjustments.

Partially offsetting these decreases were:

•	A $6 million increase in Ecuador due to higher fuel consumption;
•	A $6 million increase in general and administrative expenses due to reorganization costs and higher legal costs; and
•	A $5 million increase in Brazil due to transmission adjustments, offset by favorable cost of sales and favorable exchange rates.

Other Income and Expenses, net. The decrease was primarily driven by a decrease in equity earnings from NMC due to unfavorable methanol and MTBE prices, partially offset by lower butane costs, and a decrease in equity earnings from Attiki Gas Supply S.A. (Attiki) due to lower margins.

EBIT. The decrease was primarily due to lower equity earnings from NMC and Attiki and unfavorable exchange rates, primarily in Brazil, partially offset by favorable results in Peru and Central America.

PART I

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$19	$38	$(19)	$97	$94	$3
Operating expenses	101	90	11	283	311	(28)
Gains on sales of other assets and other, net	3	1	2	4	2	2

Operating income	(79)	(51)	(28)	(182)	(215)	33
Other income and expenses, net	8	(149)	157	(13)	(254)	241
Benefit attributable to noncontrolling interests	(6)	(5)	1	(2)	(9)	(7)

EBIT	$(65)	$(195)	$130	$(193)	$(460)	$267

Three Months Ended September 30, 2009 as Compared to September 30, 2008:

Operating Income. The decrease was primarily due to higher deferred compensation expense due to improved investment performance.

Other Income and Expenses, net. The increase in other income was due primarily to losses at Crescent in 2008, primarily as a result of impairment charges recorded by Crescent, for which Duke Energy’s proportionate share was approximately $114 million, with no comparable losses in 2009, and favorable returns on investments that support benefit obligations.

EBIT. The increase was due primarily to prior year losses at Crescent.

Nine Months Ended September 30, 2009 as Compared to September 30, 2008:

Operating Income. The increase was primarily due to favorable results at Duke Energy Trading and Marketing, LLC (DETM) and Bison and lower corporate costs, partially offset by higher deferred compensation expense due to improved investment performance.

Other Income and Expenses, net. The increase in other income was due primarily to losses at Crescent in 2008, primarily as a result of impairment charges recorded by Crescent, for which Duke Energy’s proportionate share was approximately $238 million, with no comparable losses in 2009, and favorable returns on investments that support benefit obligations. Partially offsetting these favorable variances was a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

EBIT. The increase was due primarily to prior year losses at Crescent, lower corporate costs and favorable results at DETM and Bison, partially offset by a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities was approximately $2,542 million for the nine months ended September 30, 2009 compared to approximately $2,477 million for the same period in 2008, an increase in cash provided of approximately $65 million. This change was driven primarily by:

•	Excluding the impacts of non-cash impairment charges, net income increased in the nine months ended September 30, 2009 compared to the same period in 2008, and
•

Changes in traditional working capital amounts due to timing of cash receipts and cash payments, principally a net increase in cash from taxes of approximately $415 million, partially offset by an increase in coal inventory, partially offset by

•	An approximate $500 million increase in contributions to company sponsored pension plans.

Investing Cash Flows

Net cash used in investing activities was approximately $3,221 million for the nine months ended September 30, 2009 compared to approximately $3,484 million for the same period in 2008, a decrease in cash used of approximately $263 million. This change was driven primarily by:

•	An approximate $360 million decrease in capital and investment expenditures and acquisitions of businesses, partially offset by
•	An approximate $60 million decrease in proceeds from the sales of emission allowances, net of purchases, and

PART I

•	An approximate $30 million decrease in proceeds from sales of other assets primarily due to the sale of the Brownsville generating station in 2008.

Financing Cash Flows and Liquidity

Net cash provided by financing activities was approximately $1,299 million for the nine months ended September 30, 2009 compared to approximately $2,205 million for the same period in 2008, a decrease in cash provided of approximately $906 million. This change was driven primarily by:

•

An approximate $600 million decrease in proceeds from issuances of long-term debt, net of repayments, as a result of net issuances of approximately $2.1 billion during 2009 as compared to net issuances of approximately $2.7 billion during 2008,

•

An approximate $600 million decrease in proceeds from issuances of notes payable and commercial paper, net of repayments, as a result of net repayments of approximately $300 million during 2009 as compared to net issuances of approximately $300 million during 2008, and

•	An approximate $60 million increase in dividends paid in 2009, partially offset by
•	An approximate $400 million increase in proceeds from the issuance of common stock related primarily to the Dividend Reinvestment Plan (DRIP) and other internal plans.

Significant Financing Activities. In October 2009, Duke Energy Indiana refunded $50 million of tax-exempt variable-rate demand bonds through the issuance of $50 million principal amount of tax-exempt term bonds, which carry a fixed interest rate of 4.95% and mature October 1, 2040. The tax-exempt bonds are secured by a series of Duke Energy Indiana’s first mortgage bonds.

In September 2009, Duke Energy Kentucky issued $100 million of senior debentures, which carry a fixed interest rate of 4.65% and mature October 1, 2019. Proceeds from the issuance were used to repay Duke Energy Kentucky’s borrowings under Duke Energy’s master credit facility, to replenish cash used to repay $20 million principal amount of debt due September 15, 2009 and for general corporate purposes.

In September 2009, Duke Energy Carolinas converted $77 million of tax-exempt variable-rate demand bonds to tax-exempt term bonds, which carry a fixed interest rate of 3.60% and mature February 1, 2017. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In August 2009, Duke Energy issued $1 billion principal amount of senior notes, of which $500 million carry a fixed interest rate of 3.95% and mature September 15, 2014 and $500 million carry a fixed interest rate of 5.05% and mature September 15, 2019. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In June 2009, Duke Energy Indiana refunded $55 million of tax-exempt variable-rate demand bonds through the issuance of $55 million principal amount of tax-exempt term bonds due August 1, 2039, which carry a fixed interest rate of 6.00% and are secured by a series of Duke Energy Indiana’s first mortgage bonds. The refunded bonds were redeemed July 1, 2009.

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

PART I

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but previously unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans. Duke Energy currently anticipates issuing up to an aggregate of approximately $600 million of common stock associated with these programs. Approximately $410 million of proceeds from the sale of common stock were received during the nine months ended September 30, 2009 associated with these plans.

In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and mature August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

In June 2008, Duke Energy issued $500 million principal amount of senior notes, of which $250 million carry a fixed interest rate of 5.65% and mature June 15, 2013 and $250 million carry a fixed interest rate of 6.25% and mature June 15, 2018. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% and is subject to reset on a weekly basis.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carry a fixed interest rate of 5.10% and mature April 15, 2018 and $600 million carry a fixed interest rate of 6.05% and mature April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

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

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2009, Duke Energy was in compliance with all covenants related to its significant credit agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Other Matters

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2009. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current rating.

PART I

In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACES) to encourage the development of clean energy sources and reduce greenhouse gas emissions. ACES contains provisions for establishing federal renewable energy standards for electric suppliers. The proposed legislation would also create a carbon capture and sequestration program funded through rates to accelerate the development of this technology and establish greenhouse gas emission standards for new fossil fuel-fired electric generating plants. ACES creates an economy-wide cap and trade program for large sources of greenhouse gas emissions. A portion of the allowances under the cap and trade program would be allocated to retail electric and gas utilities, certain energy-intensive industries, small refiners and state governments. Some allowances would be auctioned. Bonus allowances would be available to encourage energy efficiency, renewable energy and carbon sequestration projects. Consideration of climate legislation has now moved to the Senate. Until legislation is final, Duke Energy is unable to predict the ultimate impact on Duke Energy’s financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2009, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2008.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the nine months ended September 30, 2009, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year-ended December 31, 2008.

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy as of September 30, 2009:

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 715 – Compensation – Retirement Benefits (ASC 715). In December 2008, the FASB amended ASC 715 to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with ASC 820 – Fair Value Measurements and Disclosures (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, these amendments to ASC 715 are effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of these new disclosure requirements will not have any impact on Duke Energy’s results of operations, cash flows or financial position.

FASB Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets–an amendment of FASB Statement No. 140” (SFAS No. 166). In June 2009, the FASB issued SFAS No. 166, which revises the accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities, which were not subject to consolidation under previous accounting rules, to now be assessed for consolidation. In addition, this statement clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, this new accounting guidance is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. As described further in Note 20, since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables Company (Cinergy Receivables), a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy has not consolidated Cinergy Receivables, and the transfers have been accounted for as sales. Upon adoption of these new accounting provisions, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs could potentially be impacted, as Cinergy Receivables must be assessed for consolidation and any transfers of accounts receivables on or after the effective date of these new accounting provisions

PART I

would be subject to that statement’s amended derecognition criteria for financial assets. Duke Energy is currently evaluating the potential impact of the adoption of these new accounting provisions, and is unable to estimate at this time the impact of these new accounting provisions on its consolidated results of operations, cash flows or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, the new accounting provisions require enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy, these new accounting provisions will be effective on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of these new accounting provisions is prohibited. Duke Energy is currently evaluating the potential impact of the adoption of these new accounting provisions and is unable to estimate at this time the impact adoption will have on its consolidated results of operations, cash flows or financial position.

Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Note 7, “Debt and Credit Facilities,” Note 13, “Regulatory Matters,” and Note 14, “Commitments and Contingencies,” to the Consolidated Financial Statements. Management has evaluated subsequent events up through November 6, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the Securities and Exchange Commission.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009 and, other than the third quarter system changes described below, have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the third quarter of 2009, Duke Energy converted its income tax system and asset accounting system for the Carolinas operations to those currently used for the Midwest operations. Additionally, the Midwest operations implemented a new system for online customer billing and payment. The system changes are a result of an evaluation of the previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy reviewed the implementation effort as well as the impact on Duke Energy’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2009, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Third Quarter of 2009

There were no issuer purchases of equity securities during the third quarter of 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the third quarter of 2009.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number
10.1	Third Supplemental Indenture, dated as of August 28, 2009, among Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), supplementing the Indenture, dated as of June 3, 2008, between Duke Energy Corporation and the Trustee (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 28, 2009, as Exhibit 4.1).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from Duke Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Balance Sheets, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Equity and Comprehensive Income and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

DUKE ENERGY CORPORATION

Date: November 6, 2009	/S/ LYNN J. GOOD
Lynn J. Good
Group Executive and Chief Financial Officer

Date: November 6, 2009	/S/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller