Form 10-K
period 2009-12-31
Duke Energy CORP
filed 2010-02-26
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

            (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Name of each exchange on which registered
Title of each class

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of the registrant at June 30, 2009
$ 18,836,000,000

Number of shares of Common Stock, $0.001 par value, outstanding at February 22, 2010.
1,309,314,484

DUKE ENERGY CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•

State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, as well as rulings that affect cost and investment recovery or have an impact on rate structures;

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

•

Construction and development risks associated with the completion of Duke Energy’s capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner or at all;

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

PART I

Item 1. Business.

GENERAL

Overview. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company located primarily in the Americas that provides its services through the business segments described below.

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

Business Segments. At December 31, 2009, Duke Energy operated the following business segments, all of which are considered reportable segments under the applicable accounting rules: U.S. Franchised Electric and Gas, Commercial Power and International Energy. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. For additional information on each of these business segments, including financial and geographic information about each reportable business segment, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of each of Duke Energy’s reportable business segments, as well as Other.

U.S. Franchised Electric and Gas. U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, southwestern Ohio, central, north central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, LLC (Duke Energy Carolinas), the regulated transmission and distribution operations of Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky). These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Public Utilities Commission of Ohio (PUCO), the Indiana Utility Regulatory Commission (IURC) and the Kentucky Public Service Commission (KPSC). The substantial majority of U.S. Franchised Electric and Gas’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

Commercial Power. Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation operations in the Midwest consist of generation assets located in Ohio, acquired from Cinergy in April 2006, which are dedicated under the Electric Security Plan (ESP), and the five Midwestern gas-fired non-regulated generation assets that were a portion of the former DENA operations, which are dispatched into wholesale markets. Commercial Power’s assets, excluding wind energy generation assets, comprise approximately 7,550 net megawatts (MW) of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Effective January 1, 2009, approximately half of Commercial Power’s Ohio-based generation assets operate under an ESP, which expires on December 31, 2011. Prior to the ESP, these generation assets had been contracted through the Rate Stabilization Plan (RSP), which expired on December 31, 2008. As a result of the approval of the ESP, certain of Commercial Power’s operations qualified for regulatory accounting treatment effective December 17, 2008. For more information on the RSP and ESP, as well as the reapplication of regulatory accounting to certain of its operations, see the “Commercial Power” section below. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales (DERS), which is certified by the PUCO as a Competitive Retail Electric Service (CRES) provider in Ohio. DERS serves retail electric customers in Southwest, West Central and Northern Ohio with generation and other energy services at competitive rates. During 2009, due to increased levels of customer switching as a result of the competitive markets in Ohio, DERS has focused on acquiring customers that had previously been served by Duke Energy Ohio under the ESP, as well as those previously served by other Ohio franchised utilities. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages 6,150 MW of power generation at 21 facilities throughout the U.S. In addition, DEGS engages in the development, construction and operation of wind energy projects. Currently, DEGS has over 5,000 MW of wind energy projects in the development pipeline with approximately 735 net MW of wind generating capacity in operation as of December 31, 2009. DEGS is also developing transmission, solar and biomass projects.

International Energy. International Energy principally owns, operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC (DEI) and its affiliates and its activities target power generation in Latin America. Through its wholly-owned subsidiary Aguaytia Energy del Perú S.R.L. Ltda. (Aguaytia) and its equity method investment in National Methanol Company (NMC), which is located in Saudi Arabia, International Energy also engages in the production of natural liquid gas and methanol and methyl tertiary butyl ether (MTBE). Additionally, International Energy had an equity method investment in Attiki Gas Supply S.A. (Attiki), a natural gas distributor in Greece, which it decided to abandon, along with the related non-recourse debt, in December 2009.

PART I

Other. The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned captive insurance subsidiary, Duke Energy’s effective 50% interest in the Crescent JV (Crescent) and DukeNet Communications, LLC (DukeNet) and related telecom businesses. Additionally, Other includes the remaining portion of Duke Energy’s business formerly known as DENA that was not exited or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which is 60% owned by Duke Energy and 40% owned by Exxon Mobil Corporation and management is currently in the process of winding down.

Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures (such as the Cinergy merger and spin-off of Spectra Energy) and costs associated with certain corporate severance programs. Bison’s principal activities as a captive insurance entity include the insurance and reinsurance of various business risks and losses, such as property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. Crescent, which develops and manages high-quality commercial, residential and multi-family real estate projects primarily in the Southeastern and Southwestern U.S, filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009. As a result of recording its proportionate share of impairment charges recorded by Crescent during 2008, the carrying value of Duke Energy’s investment balance in Crescent is zero and Duke Energy discontinued applying the equity method of accounting to its investment in Crescent in the third quarter of 2008 and has not recorded its proportionate share of any Crescent earnings or losses since the third quarter of 2008. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Southeast U.S., serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations.

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

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

AAC	Annually Adjusted Component

ADEA	Age Discrimination in Employment

AEP	American Electric Power Company, Inc.

AFUDC	Allowance for Funds Used During Construction

Aguaytia	Aguaytia Energy del Perú S.R.L. Ltda.

ANEEL	Brazilian Electricity Regulatory Agency

AOCI	Accumulated Other Comprehensive Income

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Attiki	Attiki Gas Supply S.A.

Bison	Bison Insurance Company Limited

BPM	Bulk Power Marketing

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

Catamount	Catamount Energy Corporation

CC	Combined Cycle

Cinergy Receivables	Cinergy Receivables Company, LLC

PART I

Term or Acronym	Definition

CMP	Central Maine Power Company

CT	Combustion Turbine

Cinergy	Cinergy Corp.

CO2	Carbon Dioxide

COL	Combined Construction and Operating License

CPCN	Certificate of Public Convenience and Necessity

Crescent	Crescent JV

CWIP	Construction Work-in-Progress

DAQ	Division of Air Quality

DB	Defined Benefit Pension Plan

DCP Midstream	DCP Midstream, LLC (formerly Duke Energy Field Services, LLC)

DECE	Duke Energy Commercial Enterprises, Inc.

DEGS	Duke Energy Generation Services, Inc.

DEI	Duke Energy International, LLC

DEIGP	Duke Energy International Geracao Paranapenema S.A.

DENA	Duke Energy North America

DENR	Department of Environment and Natural Resources

DERF	Duke Energy Receivables Finance Company, LLC

DERS	Duke Energy Retail Sales

DETM	Duke Energy Trading and Marketing, LLC

DOE	Department of Energy

DRIP	Dividend Reinvestment Plan

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Indiana	Duke Energy Indiana, Inc.

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

EPA	Environmental Protection Agency

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act

PART I

Term or Acronym	Definition

ESP	Electric Security Plan

EWG	Exempt Wholesale Generator

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FPP	Fuel and Purchased Power

GAAP	Generally Accepted Accounting Principles in the United States

GWh	Gigawatt-hours

HAP	Hazardous Air Pollutant

IGCC	Integrated Gasification Combined Cycle

IMPA	Indiana Municipal Power Agency

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

KV	Kilovolt

kWh	Kilowatt-hour

LIBOR	London Interbank Offered Rate

MACT	Maximum achievable control technology

Mcf	Thousand cubic feet

Midwest ISO	Midwest Independent Transmission System Operator, Inc.

MMBtu	Million British Thermal Unit

Moody’s	Moody’s Investor Services

MRO	Market Rate Option

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear Decommissioning Trust Funds

NEIL	Nuclear Electric Insurance Limited

NMC	National Methanol Company

NOx	Nitrogen oxide

NPNS	Normal purchase/normal sale

PART I

Term or Acronym	Definition

NRC	Nuclear Regulatory Commission

NSR	New Source Review

OCC	Office of the Ohio Consumers’ Counsel

ORS	South Carolina Office of Regulatory Staff

OUCC	Indiana Office of Utility Consumer Counselor

Pioneer Transmission	Pioneer Transmission, LLC

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

PUHCA	Public Utility Holding Company Act of 1935, as amended

QSPE	Qualifying Special Purpose Entity

REPS	Renewable Energy and Energy Efficiency Portfolio Standard

RICO	Racketeer Influenced and Corrupt Organizations

RSP	Rate Stabilization Plan

RTO	Regional Transmission Organization

SB 221	Ohio Senate Bill 221

SCEUC	South Carolina Energy Users Committee

sEnergy	sEnergy Insurance Limited

SEC	Securities and Exchange Commission

SHGP	South Houston Green Power, L.P.

SO2	Sulfur dioxide

SPE	Special Purpose Entity

Spectra Energy	Spectra Energy Corp.

Spectra Capital	Spectra Energy Capital, LLC (formerly Duke Capital LLC)

S&P	Standard & Poor’s

Stimulus Bill	The American Recovery and Reinvestment Act of 2009

Synfuel	Synthetic Fuel

VDEQ	Virginia Department of Environmental Quality

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

WARN	North Carolina Waste Awareness Reduction Network

PART I

Term or Acronym	Definition

WVPA	Wabash Valley Power Association, Inc.

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

U.S. FRANCHISED ELECTRIC AND GAS

Service Area and Customers

U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity and transports and sells natural gas. It conducts operations primarily through Duke Energy Carolinas, the regulated transmission and distribution operations of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest). Its service area covers about 50,000 square miles with an estimated population of 11 million in central and western North Carolina, western South Carolina, southwestern Ohio, central, north central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas supplies electric service to approximately 4 million residential, commercial and industrial customers over 151,600 miles of distribution lines and a 20,900 mile transmission system. U.S. Franchised Electric and Gas provides domestic regulated transmission and distribution services for natural gas to approximately 500,000 customers in southwestern Ohio and northern Kentucky via approximately 7,200 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and approximately 6,000 miles of service lines. Electricity is also sold wholesale to incorporated municipalities and to public and private utilities. In addition, municipal and cooperative customers who purchased portions of the power generated by the Catawba Nuclear Station may also buy power from a variety of suppliers, including Duke Energy Carolinas, through contractual agreements. For more information on the Catawba Nuclear Station joint ownership, see Note 5 to the Consolidated Financial Statements, “Joint Ownership of Generating and Transmission Facilities.”

Duke Energy Carolinas’ service area has a diversified commercial and industrial presence. Manufacturing continues to be one of the largest contributors to the economy in the region. Other sectors such as finance, insurance, real estate services, and local government also constitute key components of the states’ gross domestic product. Chemicals, rubber and plastics, textile and motor vehicle manufacturing industries were among the most significant contributors to the Duke Energy Carolinas’ industrial sales.

Duke Energy Ohio’s and Duke Energy Kentucky’s service area both have a diversified commercial and industrial presence. Major components of the economy include manufacturing, real estate and rental leasing, wholesale trade, financial and insurance services, retail trade, education, healthcare and professional/business services.

The primary metals industry, transportation equipment, chemicals, and paper and plastics were the most significant contributors to the area’s manufacturing output and Duke Energy Ohio’s and Duke Energy Kentucky’s industrial sales revenue for 2009. Food and beverage manufacturing, fabricated metals, and electronics also have a strong impact on the area’s economic growth and the region’s industrial sales.

Industries of major economic significance in Duke Energy Indiana’s service territory include food products, stone, clay and glass, primary metals, and transportation. Other significant industries operating in the area include chemicals, fabricated metal, and other manufacturing. Key sectors among general service customers include education and retail trade.

The number of residential and general service customers within the U.S. Franchised Electric and Gas’ service territory, as well as sales to these customers, is expected to increase over time. However, growth in the near-term is being hampered by the current economic conditions. Industrial sales declined in 2009 when compared to 2008. While the decline in the sales volumes to industrial customers began to stabilize in the second half of 2009, the level of sales to industrial customers is expected to remain a smaller, yet still significant, portion of U.S. Franchised Electric and Gas sales in the foreseeable future.

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

PART I

PART I

Energy Capacity and Resources

Electric energy for U.S. Franchised Electric and Gas’ customers is generated by three nuclear generating stations with a combined owned capacity of 5,173 MW (including Duke Energy’s approximate 19% ownership in the Catawba Nuclear Station), fifteen coal-fired stations with an overall combined owned capacity of 13,189 MW (including Duke Energy’s 69% ownership in the East Bend Steam Station and 50.05% ownership in Unit 5 of the Gibson Steam Station), thirty-one hydroelectric stations (including two pumped-storage facilities) with a combined owned capacity of 3,263 MW, fifteen combustion turbine (CT) stations burning natural gas, oil or other fuels with an overall combined owned capacity of 5,047 MW and one combined cycle (CC) station burning natural gas with an owned capacity of 285 MW. Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause U.S. Franchised Electric and Gas to purchase power for its customers include generating plant outages, extreme weather conditions, generation reliability during the summer, growth, and price. U.S. Franchised Electric and Gas has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy, and reliability of power supply.

U.S. Franchised Electric and Gas’ generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve native-load customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements. The vast majority of customer energy needs are met by large, low-energy-production-cost nuclear and coal-fired generating units that operate almost continuously (or at baseload levels). In 2009, approximately 98.1% of the total generated energy came from U.S. Franchised Electric and Gas’ low-cost, efficient nuclear and coal units (59.6% coal and 38.5% nuclear). The remaining energy needs were supplied by hydroelectric, CT and CC generation or economic purchases from the wholesale market.

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

U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available. Significant current or potential future capital projects are discussed below.

PART I

South Carolina passed new energy legislation South Carolina Senate Bill 431 (S 431) which became effective May 3, 2007. This legislation includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction through a rider. The North Carolina General Assembly also passed comprehensive energy legislation North Carolina Senate Bill 3 (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC), which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. The NRC review of the COL application continues and the estimated receipt of the COL is in mid 2013. Duke Energy Carolinas filed with the U.S. Department of Energy (DOE) for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out of the program.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside. On February 27, 2009, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding up to approximately $0.6 billion of allowance for funds used during construction (AFUDC)) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits. Construction of Cliffside Unit 6 is underway and is approximately 55% complete as of December 31, 2009.

Dan River and Buck Combined Cycle Facilities. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, resulting in a modification of the construction schedule. On September 1, 2009, Duke Energy Carolinas filed with the NCUC further information clarifying the construction schedule for the two projects. Under the revised schedule, the Buck Project is expected to begin operation in combined cycle mode by the end of 2011, but without a phased-in simple cycle commercial operation. The Dan River Project is expected to begin operation in combined cycle mode by the end of 2012, also without a phased-in simple cycle commercial operation. On December 21, 2009, Duke Energy Carolinas entered into a First Amended and Restated engineering, construction and commissioning services agreement with Shaw North Carolina, Inc. for $322 million which reflects the revised schedule. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are approximately $660 million and $710 million, respectively.

On October 15, 2008, the Division of Air Quality (DAQ) issued a final air construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units, and on August 24, 2009, the DAQ issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generation units.

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

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s CPCN Order. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was required to file its plans for studying carbon storage related to the project within 60 days of the order. On November 3, 2008 and May 1, 2009, Duke Energy Indiana filed its second and third semi-annual IGCC riders, respectively, both of which were approved by the IURC in full.

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. Duke Energy has experienced design modifications and scope growth above what was anticipated from the preliminary engineering design, adding capital costs to the IGCC project. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add approximately $150 million, or about 6.4% to the total IGCC Project cost estimate, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested the IURC to establish a subdocket proceeding in which Duke Energy will present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. On January 27, 2010, the IURC approved Duke Energy Indiana’s request for a subdocket proceeding regarding the cost estimate issues and accepted procedural schedules for the fourth semi-annual update proceeding and the subdocket proceeding. The evidentiary hearing for the fourth semi-annual update proceeding is scheduled for April 6, 2010. In the cost estimate subdocket proceeding, Duke Energy Indiana will be filing a new cost estimate for the IGCC project on April 7, 2010, with its case-in-chief testimony, and a hearing is scheduled to begin August 10, 2010. Duke Energy Indiana continues to work with its

PART I

vendors to update and refine the forecasted increased cost to complete the Edwardsport IGCC project, and currently anticipates that the total cost increase it submits in the cost estimate subdocket proceeding will be significantly higher than the $150 million previously identified.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The Indiana Office of Utility Consumer Counselor (OUCC) filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only approximately $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. Intervenor CAC recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of approximately $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through approximately the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected in the first half of 2010.

Under the Edwardsport IGCC CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. In December 2008, Duke Energy Indiana entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation. Construction of Edwardsport is underway and is approximately 50% complete as of December 31, 2009.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion on the above in-process or potential construction projects.

Fuel Supply

U.S. Franchised Electric and Gas relies principally on coal and nuclear fuel for its generation of electric energy. The following table lists U.S. Franchised Electric and Gas’ sources of power and fuel costs for the three years ended December 31, 2009.

	Generation by Source (Percent)			Cost of Delivered Fuel per Net Kilowatt-hour Generated (Cents)
	2009	2008	2007	2009	2008	2007
Coal(a)	59.6	66.9	66.5	2.88	2.59	2.20
Nuclear(b)	38.5	32.1	31.2	0.48	0.44	0.38
Oil and gas(c)	0.4	0.7	1.1	7.71	13.47	9.32

All fuels (cost-based on weighted average)(a)(b)	98.5	99.7	98.8	1.96	1.97	1.71
Hydroelectric(d)	1.5	0.3	1.2

	100.0	100.0	100.0

(a)	Statistics related to coal generation and all fuels reflect U.S. Franchised Electric and Gas’ 69% ownership interest in the East Bend Steam Station and 50.05% ownership interest in Unit 5 of the Gibson Steam Station.
(b)	Statistics related to nuclear generation and all fuels reflect U.S. Franchised Electric and Gas’ 12.5% interest in the Catawba Nuclear Station through September 30, 2008 and an approximate 19% ownership interest in the Catawba Nuclear Station from October 1, 2008 and thereafter.
(c)	Cost statistics include amounts for light-off fuel at U.S. Franchised Electric and Gas’ coal-fired stations.
(d)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.

Coal. U.S. Franchised Electric and Gas meets its coal demand in the Carolinas and Midwest through a portfolio of purchase supply contracts and spot agreements. Large amounts of coal are purchased under supply contracts with mining operators who mine both underground and at the surface. U.S. Franchised Electric and Gas uses spot-market purchases to meet coal requirements not met by supply contracts. Expiration dates for its supply contracts, which have various price adjustment provisions and market re-openers, range from 2010 to 2014. U.S. Franchised Electric and Gas expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The coal purchased for the Carolinas is primarily produced from mines in eastern Kentucky, West Virginia and southwestern Virginia. The coal purchased for the regulated Midwest entities is primarily produced in Indiana, Illinois, and Kentucky. U.S. Franchised Electric and Gas has an adequate supply of coal under contract to fuel its projected 2010 operations and a significant portion of supply to fuel its projected 2011 operations.

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

Gas. U.S. Franchised Electric and Gas is responsible for the purchase and the subsequent delivery of natural gas to native load customers in its Ohio and Kentucky service territories. U.S. Franchised Electric and Gas’ natural gas procurement strategy is to buy firm natural gas supplies (natural gas intended to be available at all times) and firm interstate pipeline transportation capacity during the winter season (November through March) and during the non-heating season (April through October) through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity. This strategy allows U.S. Franchised Electric and Gas to assure reliable natural gas supply for its high priority (non-curtailable) firm customers during peak winter conditions and provides U.S. Franchised Electric and Gas the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under U.S. Franchised Electric and Gas’ customer choice/gas transportation programs. In 2009, firm supply purchase commitment agreements provided approximately 99% of the natural gas supply, with the remaining gas purchased on the spot market. These firm supply agreements feature two levels of gas supply, specifically (1) base load, which is a continuous supply to meet normal demand requirements, and (2) swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.

PART I

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

U.S. Franchised Electric and Gas manages natural gas procurement-price volatility mitigation programs for Duke Energy Ohio and Duke Energy Kentucky. These programs pre-arrange between 10-25% of total winter heating season gas requirements for Duke Energy Ohio, between 10-35% of total winter heating season gas requirements for Duke Energy Kentucky and between 10-50% of total summer season gas requirements for both Duke Energy Ohio and Duke Energy Kentucky for up to three years in advance of the delivery month. Duke Energy Ohio and Duke Energy Kentucky use primarily fixed-price forward contracts and contracts with a ceiling and floor on the price. As of December 31, 2009, Duke Energy Ohio and Duke Energy Kentucky, combined, had locked in pricing for approximately 22% of their winter 2009/2010 system load requirements.

U.S. Franchised Electric and Gas is also responsible for the purchase and the subsequent delivery of natural gas to the gas turbine generators to serve native electric load customers in the Duke Energy Carolinas, Duke Energy Indiana and Duke Energy Kentucky service territories. The natural gas procurement strategy is to contract with one or several suppliers who buy spot market natural gas supplies along with firm or interruptible interstate pipeline transportation capacity for deliveries to the site. This strategy allows for competitive pricing, flexibility of delivery, and reliable natural gas supplies to each of the natural gas plants. Many of the natural gas plants can be served by several supply zones and multiple pipelines.

Duke Energy Indiana hedges a percentage of its winter and summer expected native gas burn from Indiana gas turbine units using financial swaps tied to the New York Mercantile Exchange (NYMEX)-Henry Hub natural gas futures.

Nuclear. The industrial processes for producing nuclear generating fuel generally involve the mining and milling of uranium ore to produce uranium concentrates, the services to convert uranium concentrates to uranium hexafluoride, the services to enrich the uranium hexafluoride, and the services to fabricate the enriched uranium hexafluoride into usable fuel assemblies.

Duke Energy Carolinas has contracted for uranium materials and services to fuel the Oconee, McGuire and Catawba Nuclear Stations in the Carolinas. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Duke Energy Carolinas staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements at Oconee, McGuire and Catawba in the near-term and decreasing portions of its fuel requirements over time thereafter. Due to the technical complexities of changing suppliers of fuel fabrication services, Duke Energy Carolinas generally sources these services to a single domestic supplier on a plant-by-plant basis using multi-year contracts.

Duke Energy Carolinas has entered into fuel contracts that, based on its current need projections, cover 100% of the uranium concentrates, conversion services, and enrichment services requirements of the Oconee, McGuire and Catawba Nuclear Stations through at least 2011 and cover fabrication services requirements for these plants through at least 2018. For subsequent years, a portion of the fuel requirements at Oconee, McGuire and Catawba are covered by long-term contracts. For future requirements not already covered under long-term contracts, Duke Energy Carolinas believes it will be able to renew contracts as they expire, or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with uranium spot market purchases.

Energy Efficiency. Several factors have led to increased focus on energy efficiency, including environmental constraints, increasing costs of generating plans and legislative mandates regarding building codes and appliance efficiencies. As a result of these factors, Duke Energy has developed various programs designed to promote the efficient use of electricity by its customers. These programs, collectively called save-a-watt, have been filed with various state commissions over the past several years.

Save-a-watt was approved by the PUCO on December 17, 2008, in conjunction with the ESP, and Duke Energy Ohio began offering programs and billing a rate rider effective January 1, 2009. Save-a-watt is approved to continue through December 31, 2011.

On February 26, 2009, the NCUC approved Duke Energy Carolinas’ energy efficiency programs and authorized Duke Energy Carolinas to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas began offering energy conservation programs to North Carolina retail customers and billing a conservation-program only rider on June 1, 2009. In October 2009, Duke Energy Carolinas also began offering demand response programs in North Carolina. On December 14, 2009, the NCUC approved the save-a-watt compensation model and, effective January 1, 2010, Duke Energy Carolinas began billing a rate rider reflecting both conservation and demand response programs. The save-a-watt programs and compensation approach in North Carolina are approved through December 31, 2013.

Duke Energy Carolinas began offering demand response and conservation programs to South Carolina retail customers effective June 1, 2009. On January 20, 2010, the PSCSC approved a save-a-watt rider for Duke Energy Carolinas’ energy efficiency programs. Duke Energy Carolinas began billing this rider to retail customers February 1, 2010. The save-a-watt programs and compensation approach in South Carolina are approved through December 31, 2013.

In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of save-a-watt. Duke Energy Indiana reached a settlement with all intervenors except one, the CAC, and filed the settlement agreement with the IURC. An evidentiary hearing with the IURC was held on February 27, 2009 and March 2, 2009. On February 10, 2010, the IURC approved the request.

The KPSC approved Duke Energy Kentucky’s current energy efficiency programs in 2009. The KPSC is reviewing Duke Energy Kentucky’s proposed adjustment for 2010 and a decision is expected by May 2010. On December 1, 2008, Duke Energy Kentucky filed an application for the save-a-watt compensation model. On January 27, 2010, Duke Energy Kentucky withdrew the application to implement save-a-watt and plans to file a revised portfolio in the future.

SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition in May 2008, and case-in-chief testimony in September 2008, supporting its request to build an intelligent distribution grid in Indiana. The proposal requested approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also included a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. After various filings by interveners, on June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. The settlement also included increased reporting and monitoring requirements, approval of Duke Energy Indiana’s renewable distributed generation pilot and the creation of a collaborative design to initiate several time differentiated pricing pilots, an electric vehicle pilot and a home area network pilot. Additionally, the settlement agreement provided for tracker recovery of the costs associated with the SmartGrid initiative, subject to cost recovery caps and a termination date for the tracker. The tracker would also include a reduction in costs associated with the adoption of a new depreciation study. An evidentiary hearing was held on June 29, 2009. On November 4, 2009, the IURC issued an order that rejected

PART I

the settlement agreement as incomplete and not in the public interest. The IURC cited a lack of defined benefits of the programs and encouraged the parties to continue the collaborative process outlined in the settlement or to consider smaller scale pilots or phased-in options. The IURC required the parties to present a procedural schedule within 10 days to address the underlying relief requested in the cause, and to supplement the record to address issues regarding the American Recovery and Reinvestment Act (the Stimulus Bill) funding recently awarded by the DOE. Duke Energy Indiana is considering its next steps, including a review of the implications of this Order on the Stimulus Bill SmartGrid Investment Grant award from the DOE. A technical conference was held at the IURC on December 1, 2009, wherein a procedural schedule was established for the IURC’s continuing review of Duke Energy Indiana’s smart grid proposal. Duke Energy is currently scheduled to file supplemental testimony in support of a revised SmartGrid proposal by April 1, 2010, with an evidentiary hearing scheduled for May 5, 2010.

Duke Energy Ohio received approval to recover expenditures incurred to deploy the SmartGrid infrastructure in December 2008 in conjunction with the approval of Duke Energy Ohio’s ESP filing. On June, 30, 2009, Duke Energy Ohio filed an application to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. A Stipulation and Recommendation was entered into by Duke Energy Ohio, Staff of the PUCO, Kroger Company, and Ohio Partners for Affordable Energy, which provides for a revenue increase of approximately $4.2 million under the electric rider and $590,000 under the natural gas rider. Approval of the Stipulation and Recommendation is expected in the first quarter 2010.

Duke Energy Business Services, on behalf of Duke Energy Indiana and Duke Energy Ohio, was awarded a $200 million SmartGrid investment grant from the DOE in October 2009. Duke Energy is currently evaluating the terms and conditions of the grant in conjunction with regulatory activities described above that are ongoing in Indiana and Ohio.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Renewable Energy. Climate change concerns, as well as the oil price volatility, have sparked rising government support in driving increasing renewable energy legislation at both the federal and state level. For example, as discussed further below, the North Carolina legislation (SB 3) passed in 2007 established a renewable energy and energy efficiency portfolio standard (REPS) for electric utilities, and in 2008, the state of Ohio also passed legislation that included renewable energy and advanced energy targets. Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana have issued Request for Proposals (RFP) seeking bids for power generated from renewable energy sources, including sun, wind, water, organic matter and other sources.

With the passage of Senate Bill 221 (SB 221) in Ohio in 2008, Duke Energy Ohio is required to secure renewable energy and include an increasing percentage of renewables as part of its resource portfolio. The compliance percentages are based on a three-year historical average of its standard service offer load. The requirements are 0.25% of the baseline load from non-solar and 0.004% from solar beginning in 2009, increasing to 12.5% non-solar and 0.5% solar by 2024. Of these percentages, at least 50% of each resource type must come from resources located within the state of Ohio. To address this legislation, Duke Energy Ohio initiated several acquisition activities including comprehensive renewable RFPs in June 2008. Duke Energy Ohio evaluated the bids and selected both solar and non-solar bids to begin negotiations aimed toward final contract executions. Initial objectives were focused on meeting the specific near-term 2009, 2010 and 2011 requirements. Duke Energy Ohio is also working with regulators to seek clarifications on points of the SB 221 renewable guidelines. Effective December 10, 2009, the PUCO adopted a set of reporting standards known as “Green Rules” which will regulate energy efficiency, alternative energy generation requirements and emission reporting for activities mandated by SB 221. Duke Energy Ohio will continue its renewable efforts with bidders, suppliers and the community in Ohio to meet the increasing renewable obligations.

With the passage of SB 3 in North Carolina in 2007, Duke Energy Carolinas was required to include an increasing percentage of renewables as part of its generation portfolio. SB 3 requires solar compliance at 0.02% of retail sales beginning in 2010 and 3% of total portfolio to comply with solar, swine and poultry requirements beginning 2012. Total North Carolina renewable energy resource compliance increases to 12.5% by 2021. SB 3 granted the NCUC authority to approve an energy efficiency rate rider to compensate utilities for new energy efficiency programs that they implement, as well as a REPS rider to recover incremental costs incurred to comply with the renewable portfolio standard. To address this legislation, Duke Energy Carolinas initiated a comprehensive renewable RFP in April 2007 to address the 2010 through 2014 renewable portfolio standards requirements. As a result of the 2007 renewable energy RFP, Duke Energy Carolinas has executed a contract with a solar bidder and several landfill gas contracts which will be added to the hydro facilities portfolio to meet future compliance requirements. Duke Energy Carolinas is working with regulators to seek clarifications on points of the SB 3 renewable guidelines. Duke Energy Carolinas will continue to meet its growing renewable efforts with bidders, suppliers and the community in the Carolinas to meet the increasing renewable obligations.

Inventory

Generation of electricity is capital-intensive. U.S. Franchised Electric and Gas must maintain an adequate stock of fuel, materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2009, the inventory balance for U.S. Franchised Electric and Gas was approximately $1,278 million. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information.

Nuclear Insurance and Decommissioning

Duke Energy Carolinas owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and the Catawba Nuclear Stations each have two nuclear reactors and the Oconee Nuclear Station has three. Nuclear insurance includes: liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy Carolinas for certain expenses associated with nuclear insurance premiums. The Price-Anderson Act requires Duke Energy to provide for public liability claims resulting from nuclear incidents to the maximum total financial protection liability, which was approximately $12.5 billion and increased to approximately $12.6 billion effective January 1, 2010. See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Nuclear Insurance,” for more information.

        In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2009, 2008 and 2007, Duke Energy Carolinas expensed approximately $48 million and contributed cash of approximately $48 million to the Nuclear Decommissioning Trust Funds (NDTF) for decommissioning costs. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. The balance of the external NDTF was approximately $1,765 million as of December 31, 2009 and $1,436 million as of December 31, 2008.

As the NCUC and the PSCSC require that Duke Energy Carolinas update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate includes Duke Energy Carolinas’ 19.25% ownership interest in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the NCUC and the PSCSC have allowed Duke Energy Carolinas to recover estimated decommissioning costs through retail rates over

PART I

the expected remaining service periods of Duke Energy Carolinas’ nuclear stations. Duke Energy Carolinas believes that the decommissioning costs being recovered through rates, when coupled with the existing fund balance and expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

Duke Energy Carolinas filed these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC in April 2009. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of approximately $48 million is sufficient to cover the estimated decommissioning costs. Duke Energy Carolinas received an order from the NCUC on its rate case filing on December 7, 2009, and from the PSCSC on Duke Energy Carolinas’ rate case on January 27, 2010. Both the NCUC and the PSCSC approved the existing $48 million annual funding level for nuclear decommissioning costs. See Note 7 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for more information.

After used fuel is removed from a nuclear reactor, it is cooled in a spent-fuel pool at the nuclear station. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy Carolinas contracted with the DOE for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. Duke Energy Carolinas will continue to safely manage its used nuclear fuel until the DOE accepts it. In 1998, Duke Energy Carolinas filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit were based upon Duke Energy Carolinas’ costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. On March 5, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy Carolinas’ used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy Carolinas for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs.

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

See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies-Litigation-Asbestos Related Injuries and Damages Claims,” for more information.

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

Regulation

State

The NCUC, the PSCSC, the PUCO, the IURC and the KPSC (collectively, the State Utility Commissions) approve rates for retail electric service within their respective states. In addition, the PUCO and the KPSC approve rates for retail gas distribution service within their respective states. The FERC approves U.S. Franchised Electric and Gas’ cost-based rates for electric sales to certain wholesale customers. The State Utility Commissions, except for the PUCO, also have authority over the construction and operation of U.S. Franchised Electric and Gas’ generating facilities. CPCN’s issued by the State Utility Commissions, as applicable, authorize U.S. Franchised Electric and Gas to construct and operate its electric facilities, and to sell electricity to retail and wholesale customers. Prior approval from the relevant State Utility Commission is required for Duke Energy’s regulated operating companies to issue securities.

Duke Energy Carolinas 2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates. The Application was based upon

PART I

a historical test year consisting of the 12 months ended December 31, 2008. On October 20, 2009, Duke Energy Carolinas entered into a settlement agreement with the North Carolina Public Staff. Two organizations representing industrial customers joined the settlement on October 21, 2009. The terms of the agreement include a base rate increase of $315 million (or approximately 8%) phased in primarily over a two-year period beginning January 1, 2010. In order to mitigate the impact of the increase on customers, the agreement provides for (i) a one-year delay in the collection of financing costs related to the Cliffside modernization project until January 1, 2011; and (ii) the accelerated return of certain regulatory liabilities to customers which lowered the total impact to customer bills to an increase of approximately 7% in the near-term. The proposed settlement includes a 10.7% return on equity and a capital structure of 52.5% equity and 47.5% long-term debt. Additionally, Duke Energy Carolinas agreed not to file another rate case before 2011 with any changes to rates taking effect no sooner than 2012. The NCUC approved the settlement agreement in full by order dated December 7, 2009. The new rates were effective and implemented on January 1, 2010.

Duke Energy Carolinas 2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges for an increase in rates and charges in South Carolina. On September 25, 2009, Duke Energy Carolinas filed a supplemental request seeking PSCSC approval of a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. Parties to the proceeding include the South Carolina Office of Regulatory Staff (ORS), the South Carolina Energy Users Committee (SCEUC), and the South Carolina Green Party. Duke Energy Carolinas, ORS, and SCEUC filed a settlement agreement on November 24, 2009, recommending, (i) a $74 million increase in base rates, (ii) an allowed return on equity of 11% with rates set at a return on equity of 10.7% and capital structure of 53% equity, and (iii) various riders, including one that provides for the return of DSM charges previously collected from customers over three years rather than five years, and another that provides for a storm reserve provision allowing Duke Energy Carolinas to collect $5 million annually (up to a maximum funding level of $50 million accumulating in reserves) to be used against large storm costs in any particular period. On January 20, 2010, the PSCSC approved the settlement agreement in full, including the cost recovery mechanism for the energy efficiency effort. The new rates were effective February 1, 2010.

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) passed in April 2008 and signed by the Governor of Ohio on May 1, 2008 codified the PUCO’s authority to approve an electric utility’s standard generation service offer through an ESP, which allows for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a Market Rate Option (MRO) at the same time. The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009. On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues, before impacts of customer switching, of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the termination of the residential and non-residential Regulatory Transition Charge, the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. See “Commercial Power” section below for additional information related to the ESP.

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

Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana are transmission owners in a regional transmission organization operated by the Midwest Independent Transmission System Operator, Inc. (Midwest ISO), a non-profit organization which maintains functional control over the combined transmission systems of its members. In 2005, the Midwest ISO began administering an energy market within its footprint and in January 2009 it began administering an ancillary services market. Additionally, in April 2009, the Midwest ISO began administering a voluntary capacity auction, and in June 2009, instituted a tariff based capacity requirement.

On December 17, 2001, the IURC approved the transfer of functional control of the operation of the Duke Energy Indiana transmission system to the Midwest ISO, a Regional Transmission Organization (RTO) established in 1998. On June 1, 2005, the IURC authorized Duke Energy Indiana to transfer control area operations tasks and responsibilities and transfer dispatch and Day 2 energy markets tasks and responsibilities to the Midwest ISO. On August 13, 2008, the IURC authorized Duke Energy Indiana to transfer additional balancing authority functions to the Midwest ISO to permit Duke Energy Indiana to participate in the Midwest ISO’s ancillary services market.

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

PART I

proposal, which is not projected to have a material adverse effect on Duke Energy’s future consolidated results of operations, cash flows or financial position.

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy’s operations.

Other

U.S. Franchised Electric and Gas is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. In 2000, the NRC renewed the operating license for Duke Energy Carolinas’ three Oconee nuclear units through 2033 for Units 1 and 2 and through 2034 for Unit 3. In 2003, the NRC renewed the operating licenses for all units at Duke Energy Carolinas’ McGuire and Catawba stations. The two McGuire units are licensed through 2041 and 2043, respectively, while the two Catawba units are licensed through 2043. All but one of U.S. Franchised Electric and Gas’ hydroelectric generating facilities are licensed by the FERC under Part I of the Federal Power Act, with license terms expiring from 2005 to 2036. The FERC has authority to issue new hydroelectric generating licenses. Hydroelectric facilities whose licenses expired in 2005 through 2009 are operating under annual extensions of the current license until FERC issues a new license. Other hydroelectric facilities whose licenses expire between 2010 and 2016 are in various stages of relicensing. Duke Energy expects to receive new licenses for all applicable hydroelectric facilities with the exception of the Dillsboro Project, for which Duke Energy requested and the FERC approved license surrender. Duke Energy Carolinas has removed the Dillsboro Project dam and powerhouse as part of multi-project and multi-stakeholder agreements and Duke Energy Carolinas is continuing with stream restoration and post-removal monitoring as requested by FERC’s license surrender order.

U.S. Franchised Electric and Gas is subject to the jurisdiction of the U.S. Environmental Protection Agency (EPA) and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

COMMERCIAL POWER

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio, acquired from Cinergy in April 2006, which are dedicated under the ESP, and the five Midwestern gas-fired non-regulated generation assets that were a portion of former DENA, which are dispatched into wholesale markets. Commercial Power’s assets, excluding wind energy generation assets, are comprised of approximately 7,550 net MW of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Effective January 1, 2009, approximately half of Commercial Power’s Ohio-based generation assets began operating under an ESP, which expires on December 31, 2011, and is described below. Prior to January 1, 2009, these generation assets were contracted through the RSP, which expired on December 31, 2008.

Commercial Power also has a retail sales subsidiary, DERS, which is certified by the PUCO as a CRES provider in Ohio. DERS serves retail electric customers in Southwest, West Central and Northern Ohio with generation and other energy services at competitive rates. During 2009, due to increased levels of customer switching as a result of the competitive markets in Ohio, which is discussed further below, DERS has focused on acquiring customers that had previously been served by Duke Energy Ohio under the ESP, as well as those previously served by other Ohio franchised utilities.

The following map shows the Commercial Power service territory and generation facilities.

PART I

Through DEGS, Commercial Power is an on-site energy solutions and utility services provider. Primarily through joint ventures, DEGS engages in utility systems construction, operation and maintenance of utility facilities, as well as cogeneration. Cogeneration is the simultaneous production of two or more forms of usable energy from a single source. DEGS currently has approximately 735 net MW of wind energy in operation and over 5,000 MW of wind energy projects in the development pipeline. DEGS also is developing transmission, solar and biomass projects.

The following map shows the location of DEGS generation assets.

PART I

Rates and Regulation

Effective January 1, 2009, approximately half of Commercial Power’s generation assets operate under an ESP, which expires on December 31, 2011. Prior to the ESP, these generation assets had been contracted through the RSP, which expired on December 31, 2008. The ESP consists of the following discrete charges:

•

Annually Adjusted Component (AAC) Rider- This rider is intended to provide cost recovery primarily for certain environmental compliance expenditures. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

•

Fuel and Purchased Power (FPP) Rider – This rider is intended to provide cost recovery for fuel, purchased power and emission allowance expenses (including carbon or energy taxes) incurred to generate or procure electricity for retail ratepayers that are provided service by Duke Energy Ohio. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

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

Prior to December 17, 2008, Commercial Power did not apply regulatory accounting treatment to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. In April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a MRO, which is a price determined through a competitive bidding process. On July 31, 2008, Duke

PART I

Energy Ohio filed an ESP and, with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The approval of the ESP on December 17, 2008 resulted in the reapplication of regulatory accounting treatment to certain portions of Commercial Power’s operations as of that date. The ESP became effective on January 1, 2009.

Under the ESP, Commercial Power bills for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Commercial Power began applying regulatory accounting treatment to the corresponding RSP riders that enhanced the recovery mechanism for recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the necessary accounting criteria. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. In assessing the probability of recovery of its regulatory assets established for its native load generation operations, Duke Energy continues to monitor the amount of native load customers that have switched to alternative suppliers. At December 31, 2009, management has concluded that the established regulatory assets are still probable of recovery even though there have been increased levels of customer switching.

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

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy’s operations.

Market Environment and Competition

Similar to U.S. Franchised Electric and Gas’ operations, the overall economic conditions have negatively impacted Commercial Power’s retail volumes for all customer classes. Commercial Power competes for wholesale contracts for the purchase and sale of electricity, coal, natural gas and emission allowances. The market price of commodities and services, along with the quality and reliability of services provided, drive competition in the energy marketing business. Commercial Power’s main competitors include other non-regulated generators in the Midwestern U.S. wholesale power, coal and natural gas marketers, renewable energy companies and financial institutions and hedge funds engaged in energy commodity marketing and trading.

Low commodity prices in 2009 have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customer switching beginning in the second quarter of 2009 and accelerating in the later part of the year. As of December 31, 2009, customer switching levels approximated 40% of Commercial Power’s Ohio native load. However, through DERS, Commercial Power was able to acquire approximately 60% of the switched load by offering customers a discount to the ESP price. Additionally, DERS has been able to acquire new customers previously served by other Ohio franchised utilities.

Fuel Supply

Commercial Power relies on coal and natural gas for its generation of electric energy.

Coal. Commercial Power meets its coal demand through a portfolio of purchase supply contracts and spot agreements. Large amounts of coal are purchased under supply contracts with mining operators who mine both underground and at the surface. Commercial Power uses spot-market purchases to meet coal requirements not met by supply contracts. Expiration dates for its supply contracts, which have various price adjustment provisions and market re-openers, range from 2010 to 2012. Commercial Power expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The coal purchased is primarily produced in Illinois, Ohio and eastern Kentucky. Commercial Power has an adequate supply of coal to fuel its projected 2010 operations and a significant portion of supply to fuel its projected 2011 operations. The majority of Commercial Power’s coal-fired generation is equipped with flue gas desulfurization equipment. As a result, Commercial Power is able to satisfy the current emission limitations for SO2 for existing facilities.

Gas. Commercial Power is responsible for the purchase and the subsequent delivery of natural gas to its gas turbine generators. The majority of Commercial Power’s natural gas requirements are purchased in the spot market on an as-needed basis.

PART I

INTERNATIONAL ENERGY

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through DEI and its affiliates and its activities target power generation in Latin America. Additionally, International Energy has equity method investments in NMC, located in Saudi Arabia, which is a regional producer of MTBE and Attiki, located in Athens, Greece, which is a natural gas distributor and was acquired in connection with the Cinergy merger. In December 2009, International Energy decided to abandon its investment in Attiki. See Note 12 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions,” for additional information.

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

The following map shows the locations of International Energy’s facilities, including its interests in non-electric generation facilities in Saudi Arabia and Greece.

Competition and Regulation

International Energy’s sales and marketing of electric power and natural gas competes directly with other generators and marketers serving its market areas. Competitors are country and region-specific but include government-owned electric generating companies, local distribution companies with self-generation capability and other privately-owned electric generating and marketing companies. The principal elements of competition are price and availability, terms of service, flexibility and reliability of service.

A high percentage of International Energy’s portfolio consists of base load hydroelectric generation facilities which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic activity, conservation, legislation, governmental regulations, weather, additional generation capacities and other factors affect the supply and demand for electricity in the regions served by International Energy.

International Energy’s operations are subject to both country-specific and international laws and regulations. (See “Environmental Matters” in this section.)

PART I

OTHER

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison, Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy’s effective 50% interest in Crescent and DukeNet and related telecom businesses. Additionally, Other includes the remaining portion of Duke Energy’s business formerly known as DENA that was not exited or transferred to Commercial Power, primarily DETM, which is 60% owned by Duke Energy and 40% owned by Exxon Mobil Corporation and management is currently in the process of winding down. See Note 2 to the Consolidated Financial Statements, “Business Segments,” for more information on Crescent.

Bison’s principal activities as a captive insurance entity include the insurance and reinsurance of various business risks and losses, such as property, business interruption and general liability of subsidiaries and affiliates of Duke Energy.

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

ENVIRONMENTAL MATTERS

Duke Energy is subject to international, federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting Duke Energy include, but are not limited to:

•

The Clean Air Act (CAA), as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

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

•

The North Carolina clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy, to significantly reduce emissions of SO2 and nitrogen oxide (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). However, Duke Energy Carolinas ended its amortization in 2007 as part of its rate case settlement with the NCUC.

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy’s operations. Additionally, other potential future environmental laws and regulations could have a significant impact on Duke Energy’s results of operations, cash flows or financial position. However, if such laws are enacted, Duke Energy would seek appropriate regulatory recovery of costs to comply within its regulated operations.

For more information on environmental matters involving Duke Energy, including possible liability and capital costs, see Notes 4 and 16 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy.

GEOGRAPHIC REGIONS

For a discussion of Duke Energy’s foreign operations and certain of the risks associated with them, see “Risk Factors,” “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” and Notes 2 and 8 to the Consolidated Financial Statements, “Business Segments” and “Risk Management, Derivative Instruments and Hedging Activities,” respectively.

EMPLOYEES

On December 31, 2009, Duke Energy had approximately 18,680 employees. A total of approximately 4,620 operating and maintenance employees were represented by unions.

EXECUTIVE OFFICERS OF DUKE ENERGY

STEPHEN G. DE MAY, 47, Senior Vice President, Investor Relations and Treasurer. Mr. De May assumed the role of Treasurer in November 2007 and in October 2009 Mr. De May assumed additional responsibility for investor relations. Prior to that, he served as Assistant Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. De May served as Vice President, Energy and Environmental Policy of Duke Energy since February 2004.

LYNN J. GOOD, 50, Group Executive and Chief Financial Officer. Ms. Good assumed her current position in July 2009. In November 2007, Ms. Good began serving as President, Commercial Businesses. Prior to that, she served as Senior Vice President and Treasurer since December 2006; prior to that she served as Treasurer and Vice President, Financial Planning since October 2006; and prior to that she served as Vice President and Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Ms. Good served as Executive Vice President and Chief Financial Officer of Cinergy from August 2005 and Vice President, Finance and Controller of Cinergy from November 2003 to August 2005.

DHIAA M. JAMIL, 53, Group Executive, Chief Generation Officer and Chief Nuclear Officer. Mr. Jamil assumed his position as Chief Generation Officer in July 2009 and his position as Chief Nuclear Officer in February 2008. Prior to that he served as Senior Vice President, Nuclear Support, Duke Energy Carolinas, LLC since March 2007.

PART I

MARC E. MANLY, 57, Group Executive, Chief Legal Officer and Corporate Secretary. Mr. Manly assumed the role of Corporate Secretary in December 2008 and assumed position of Chief Legal Officer in April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Manly served as Executive Vice President and Chief Legal Officer of Cinergy since November 2002.

JAMES E. ROGERS, 62, Chairman, President and Chief Executive Officer. Mr. Rogers assumed the role of Chief Executive Officer and President in April 2006, upon the merger of Duke Energy and Cinergy and assumed the role of Chairman on January 2, 2007. Until the merger of Duke Energy and Cinergy, Mr. Rogers served as Chairman of the Board of Cinergy since 2000 and as Chief Executive Officer of Cinergy since 1995.

B. KEITH TRENT, 50, Group Executive, President, Commercial Businesses. Mr. Trent assumed his current position in July 2009. Prior to that he served as Group Executive and Chief Strategy, Policy and Regulatory Officer since May 2007. Prior to that he served as Group Executive and Chief Strategy and Policy Officer since October 2006 and prior to that he served as Group Executive and Chief Development Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Trent served as Executive Vice President, General Counsel and Secretary of Duke Energy since March 2005. Prior to that he served as General Counsel, Litigation of Duke Energy from May 2002 to March 2005.

JAMES L. TURNER, 50, Group Executive; President and Chief Operating Officer, U.S. Franchised Electric and Gas. Mr. Turner assumed his current position in May 2007. Prior to that he served as Group Executive and President, U.S. Franchised Electric and Gas since October 2006, and prior to that he served as Group Executive and Chief Commercial Officer, U.S. Franchised Electric and Gas since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Turner served as President of Cinergy since 2005, Executive Vice President and Chief Financial Officer of Cinergy from 2004 to 2005.

STEVEN K. YOUNG, 51, Senior Vice President and Controller. Mr. Young assumed his current position in December 2006. Prior to that he served as Vice President and Controller since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Young served as Vice President and Controller of Duke Energy since June 2005. Prior to that Mr. Young served as Senior Vice President and Chief Financial Officer of Duke Energy Carolinas from March 2003 to June 2005.

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

Duke Energy’s plans for future expansion and modernization of its generation fleet subject it to risk of failure to adequately execute and manage its significant construction plans, as well as the risk of recovering all such costs or of recovering costs in an untimely manner, which could materially impact Duke Energy’s results of operations, cash flows or financial position.

During the three year period from 2010 to 2012, Duke Energy anticipates cumulative capital expenditures of approximately $14 billion to $15 billion of which approximately $11 billion relates to its regulated U.S. Franchised Electric and Gas businesses. The completion of Duke Energy’s anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including, but not limited to, risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, Duke Energy’s ability to recover all these costs and recovering costs in a timely manner could materially impact Duke Energy’s consolidated financial position, results of operations or cash flows.

PART I

Duke Energy’s sales may decrease if Duke Energy is unable to gain adequate, reliable and affordable access to transmission assets.

Duke Energy depends on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity Duke Energy sells to the wholesale market. FERC’s power transmission regulations, as well as those of Duke Energy’s international markets, require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. If transmission is disrupted, or if transmission capacity is inadequate, Duke Energy’s ability to sell and deliver products may be hindered.

The different regional power markets have changing regulatory structures, which could affect Duke Energy’s growth and performance in these regions. In addition, the independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to address volatility in the power markets. These types of price limitations and other mechanisms may adversely impact the profitability of Duke Energy’s wholesale power marketing business.

Duke Energy may be unable to secure long-term power sales agreements or transmission agreements, which could expose Duke Energy’s sales to increased volatility.

In the future, Duke Energy may not be able to secure long-term power sales agreements to customers for Duke Energy’s unregulated power generation facilities. If Duke Energy is unable to secure these types of agreements, Duke Energy’s sales volumes would be exposed to increased volatility. Without the benefit of long-term customer power purchase agreements, Duke Energy cannot assure that it will be able to sell the power generated by Duke Energy’s facilities or that Duke Energy’s facilities will be able to operate profitably. The inability to secure these agreements could materially adversely affect Duke Energy’s financial and operational results.

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

Customers of Duke Energy Ohio have recently begun to select alternative electric generation service providers, as allowed by Ohio legislation.

Under current Ohio legislation, electric generation is sold in a competitive market in Ohio, and Duke Energy’s native load customers in Ohio have the ability to switch to alternative suppliers for their electric generation service. Competitive power suppliers have announced intentions of supplying power to Duke Energy’s current customers in Ohio, and Duke Energy has experienced an increase in customer switching in the second half of 2009. These evolving market conditions may continue to impact Duke Energy’s results of operations, and also may impact Duke Energy’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment.

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

A downgrade below investment grade could also require Duke Energy to post additional collateral in the form of letters of credit or cash under various credit agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy’s liquidity and profitability and could have a material adverse effect on Duke Energy’s financial position, results of operations or cash flows.

Duke Energy relies on access to short-term money markets and longer-term capital markets to finance Duke Energy’s capital requirements and support Duke Energy’s liquidity needs, and Duke Energy’s access to those markets can be adversely affected by a number of conditions, many of which are beyond Duke Energy’s control.

        Duke Energy’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from Duke Energy’s assets. Accordingly, Duke Energy relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from Duke Energy’s operations and to fund investments originally financed through debt instruments with disparate maturities. If Duke Energy is not able to access capital at competitive rates or at all, Duke Energy’s ability to finance its operations and implement its strategy and business plan as scheduled could be adversely affected. An inability to access capital may limit Duke Energy’s ability to pursue improvements or acquisitions that Duke Energy may otherwise rely on for future growth.

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

Duke Energy’s operations and investments outside the United States expose Duke Energy to risks related to fluctuations in currency rates. As each local currency’s value changes relative to the U.S. dollar—Duke Energy’s principal reporting currency—the value in U.S. dollars of Duke Energy’s assets and liabilities in such locality and the cash flows generated in such locality, expressed in U.S. dollars, also change. Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real.

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

Adverse economic conditions affecting, or financial difficulties of, customers and counterparties with whom Duke Energy does business could impair the ability of these customers and counterparties to pay for Duke Energy’s services or fulfill their contractual obligations, including loss recovery payments under insurance contracts, or cause them to delay such payments or obligations. Duke Energy depends on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy’s cash flows, financial position or results of operations.

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy’s liquidity and results of operations.

Duke Energy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and Duke Energy’s required or voluntary contributions made to the plans. While Duke Energy complied with the minimum funding requirements as of December 31, 2009, Duke Energy has certain qualified U.S. pension plans with obligations which exceeded the value of plan assets by approximately $471 million. Without sustained growth in the pension investments over time to increase the value of Duke Energy’s plan assets and depending upon the other factors impacting Duke Energy’s costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy’s financial position, results of operations or cash flows.

Duke Energy is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase Duke Energy’s cost of operations, and which may impact or limit Duke Energy’s business plans, or expose Duke Energy to environmental liabilities.

Duke Energy is subject to numerous environmental laws and regulations affecting many aspects of Duke Energy’s present and future operations, including air emissions (such as reducing NOx, SO2 and mercury emissions in the U.S., or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy could be required to take to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy may be required to shut down or alter the operation of its facilities, which may cause Duke Energy to incur losses. Further, Duke Energy’s regulatory rate structure and Duke Energy’s contracts with customers may not necessarily allow Duke Energy to recover capital costs Duke Energy incurs to comply with new environmental regulations. Also, Duke Energy may not be able to obtain or maintain from time to time all required environmental regulatory approvals for Duke Energy’s operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy’s financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

PART I

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including CO2) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances.

The EPA also has plans to propose new federal regulations governing the management of coal combustion by-products, including fly ash. These regulations may require Duke Energy to make additional capital expenditures and increase Duke Energy’s operating and maintenance costs.

Additionally, potential other new environmental regulations, including the use of coal from mountain removal and water discharge, could require Duke Energy to make additional capital expenditures and increase costs of fuel.

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

Duke Energy is involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to Duke Energy could negatively affect Duke Energy’s financial position, results of operations or cash flows.

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

Duke Energy’s results of operations may be negatively affected by overall market, economic and other conditions that are beyond Duke Energy’s control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy operates and negatively influence Duke Energy’s energy operations. Declines in demand for energy as a result of economic downturns in Duke Energy’s franchised electric service territories will reduce overall sales and lessen Duke Energy’s cash flows, especially as Duke Energy’s industrial customers reduce production and, therefore, consumption of electricity and gas. Although Duke Energy’s franchised electric and gas business is subject to regulated allowable rates of return and recovery of certain costs, such as fuel under periodic adjustment clauses, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations. Additionally, prolonged economic downturns that negatively impact Duke Energy’s results of operations and cash flows could result in future material impairment charges being recorded to write-down the carrying value of certain assets, including goodwill, to their respective fair values.

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

•

electric generation capacity surpluses which cause Duke Energy’s non-regulated energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate; and

•	capacity and transmission service into, or out of, Duke Energy’s markets.

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

PART I

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

Duke Energy’s business is subject to extensive federal regulation that will affect Duke Energy’s operations and costs.

Duke Energy is subject to regulation by FERC, the NRC and various other federal agencies. Regulation affects almost every aspect of Duke Energy’s businesses, including, among other things, Duke Energy’s ability to: take fundamental business management actions; determine the terms and rates of Duke Energy’s transmission and distribution businesses’ services; make acquisitions; issue equity or debt securities; engage in transactions between Duke Energy’s utilities and other subsidiaries and affiliates; and the ability of the operating subsidiaries to pay dividends to Duke Energy. Changes to these regulations are ongoing, and Duke Energy cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy’s business. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase Duke Energy’s costs.

New laws or regulations could have a negative impact on Duke Energy’s financial position, cash flows or results of operations.

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

The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil which may materially adversely affect Duke Energy in ways Duke Energy cannot predict at this time. In addition, future acts of terrorism and any possible reprisals as a consequence of action by the United States and its allies could be directed against companies operating in the United States or their international affiliates. Infrastructure and generation facilities such as Duke Energy’s nuclear plants could be potential targets of terrorist activities. The potential for terrorism has subjected Duke Energy’s operations to increased risks and could have a material adverse effect on Duke Energy’s business. In particular, Duke Energy may experience increased capital and operating costs to implement increased security for its plants, including its nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security, additional security personnel or additional capability following a terrorist incident.

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

Item 1B. Unresolved Staff Comments.

None.

PART I

Item 2. Properties.

U.S. FRANCHISED ELECTRIC AND GAS

As of December 31, 2009, U.S. Franchised Electric and Gas operated three nuclear generating stations with a combined owned capacity of 5,173 MW (including an approximate 19% ownership in the Catawba Nuclear Station), fifteen coal-fired stations with an overall combined owned capacity of 13,189 MW, (including a 69% ownership in the East Bend Steam Station and an approximate 50% ownership in Unit 5 of the Gibson Steam Station), thirty-one hydroelectric stations (including two pumped-storage facilities) with a combined owned capacity of 3,263 MW, fifteen CT stations with an overall combined owned capacity of 5,047 MW and one CC station with an owned capacity of 285 MW. The stations are located in North Carolina, South Carolina, Indiana, Ohio and Kentucky. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Ownership Interest (percentage)

Carolinas:
Oconee	2,538	2,538	Nuclear	SC	100%
Catawba(a)	2,258	435	Nuclear	SC	19.25
Belews Creek	2,220	2,220	Coal	NC	100
McGuire	2,200	2,200	Nuclear	NC	100
Marshall	2,078	2,078	Coal	NC	100
Bad Creek	1,360	1,360	Hydro	SC	100
Lincoln CT	1,267	1,267	Natural gas/Fuel oil	NC	100
Allen	1,127	1,127	Coal	NC	100
Rockingham CT	825	825	Natural gas/Fuel oil	NC	100
Cliffside	760	760	Coal	NC	100
Jocassee	730	730	Hydro	SC	100
Mill Creek CT	595	595	Natural gas/Fuel oil	SC	100
Riverbend	454	454	Coal	NC	100
Lee	370	370	Coal	SC	100
Buck	369	369	Coal	NC	100
Cowans Ford	325	325	Hydro	NC	100
Dan River	276	276	Coal	NC	100
Buzzard Roost CT	196	196	Natural gas/Fuel oil	SC	100
Keowee	152	152	Hydro	SC	100
Lee CT	82	82	Natural gas/Fuel oil	SC	100
Riverbend CT	64	64	Natural gas/Fuel oil	NC	100
Buck CT	62	62	Natural gas/Fuel oil	NC	100
Dan River CT	48	48	Natural gas/Fuel oil	NC	100
Other small hydro (26 plants)	651	651	Hydro	NC/SC	100
Midwest:
Gibson(b)	3,132	2,822	Coal	IN	90
Cayuga(c)	1,005	1,005	Coal/Fuel oil	IN	100
East Bend(d)	600	414	Coal	KY	69
Madison CT	576	576	Natural gas	OH	100
Gallagher	560	560	Coal	IN	100
Woodsdale CT	462	462	Natural gas/Propane	OH	100
Wheatland CT	460	460	Natural gas	IN	100
Wabash River(e)	411	411	Coal/Fuel oil	IN	100
Noblesville CC	285	285	Natural gas	IN	100
Miami Fort (Unit 6)	163	163	Coal	OH	100
Edwardsport	160	160	Coal/Fuel oil	IN	100
Henry County CT	129	129	Natural gas	IN	100
Cayuga CT	99	99	Natural gas/Fuel oil	IN	100
Miami Wabash CT	96	96	Fuel oil	IN	100
Connersville CT	86	86	Fuel oil	IN	100
Markland	45	45	Hydro	IN	100

Total	29,276	26,957

(a)	This generation facility is jointly owned by Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency.
(b)	Duke Energy Indiana owns and operates Gibson Station Units 1-4 and owns 50.05% of Unit 5, but is the operator. Unit 5 is jointly owned by Duke Energy Indiana, Wabash Valley Power Association, Inc. and Indiana Municipal Power Agency.
(c)	Includes Cayuga Internal Combustion (IC).
(d)	This generation facility is jointly owned by Duke Energy Kentucky and a subsidiary of Dayton Power and Light, Inc.
(e)	Includes Wabash River IC.

PART I

In addition, as of December 31, 2009, U.S. Franchised Electric and Gas owned approximately 20,900 conductor miles of electric transmission lines, including 600 miles of 525 kilovolts (KV), 1,800 miles of 345 KV, 3,300 miles of 230 KV, 8,800 miles of 100 to 161 KV, and 6,400 miles of 13 to 69 KV. U.S. Franchised Electric and Gas also owned approximately 151,600 conductor miles of electric distribution lines, including 103,200 miles of overhead lines and 48,400 miles of underground lines, as of December 31, 2009 and approximately 7,200 miles of gas mains and approximately 6,000 miles of service lines. As of December 31, 2009, the electric transmission and distribution systems had approximately 2,300 substations. U.S. Franchised Electric and Gas also owns two underground caverns with a total storage capacity of approximately 16 million gallons of liquid propane. In addition, U.S. Franchised Electric and Gas has access to 5.5 million gallons of liquid propane storage and product loan through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

Substantially all of U.S. Franchised Electric and Gas’ electric plant in service is mortgaged under the indenture relating to Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.

For a map showing U.S. Franchised Electric and Gas’ properties, see “Business—U.S. Franchised Electric and Gas” earlier in this section.

COMMERCIAL POWER

The following table provides information about Commercial Power’s generation portfolio as of December 31, 2009. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Plant Type	Primary Fuel	Location	Approximate Ownership Interest (percentage)

Hanging Rock	1,240	1,240	Combined Cycle	Natural gas	OH	100%
Lee	640	640	Simple Cycle	Natural gas	IL	100
Vermillion(a)	640	480	Simple Cycle	Natural gas	IN	75
Fayette	620	620	Combined Cycle	Natural gas	PA	100
Washington	620	620	Combined Cycle	Natural gas	OH	100
Dick’s Creek	152	152	Simple Cycle	Natural gas	OH	100
Beckjord CT	212	212	Simple Cycle	Fuel oil	OH	100
Miami Fort CT	60	60	Simple Cycle	Fuel oil	OH	100
Miami Fort (Units 7 and 8)(b)	1,000	640	Steam	Coal	OH	64
W.C. Beckjord(b)	1,124	862	Steam	Coal	OH	76.7
W.M. Zimmer(b)	1,300	605	Steam	Coal	OH	46.5
J.M. Stuart(b)(c)	2,340	912	Steam	Coal	OH	39
Killen(b)(c)	600	198	Steam	Coal	OH	33
Conesville(b)(c)	780	312	Steam	Coal	OH	40

Total Fossil & CT	11,328	7,553
Happy Jack	29	29		Wind	WY	100
Ocotillo	59	59		Wind	TX	100
Notrees	153	153		Wind	TX	100
North Allegheny	70	70		Wind	PA	100
Campbell Hill	99	99		Wind	WY	100
Silver Sage	42	42		Wind	WY	100

Total Renewable Energy	452	452

Total	11,780	8,005

(a)	This generation facility is jointly owned by Duke Energy Ohio and Wabash Valley Power Association, Inc.
(b)	These generation facilities are jointly owned by Duke Energy Ohio and subsidiaries of American Electric Power, Inc. and/or Dayton Power and Light, Inc.
(c)	Station is not operated by Duke Energy Ohio.

In addition to the above facilities, Commercial Power owns an equity interest in the 585 MW capacity Sweetwater wind projects located in Texas. Commercial Power’s share in these projects is 283 MW.

For a map showing Commercial Power’s properties, see “Business—Commercial Power” earlier in this section.

PART I

INTERNATIONAL ENERGY

The following table provides information about International Energy’s generation portfolio in continuing operations as of December 31, 2009.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Approximate Ownership Interest (percentage)

Paranapanema(a)	2,307	2,114	Hydro	Brazil	95%
Cerros Colorados	576	523	Hydro/Natural Gas	Argentina	91
Egenor	501	501	Hydro/Diesel	Peru	100
DEI Guatemala	283	283	Fuel Oil/Diesel	Guatemala	100
DEI El Salvador	328	296	Fuel Oil/Diesel	El Salvador	90
Electroquil	192	159	Diesel	Ecuador	83
Aguaytia	177	177	Natural Gas	Peru	100

Total	4,364	4,053

(a)	Includes Canoas I and II, which is jointly owned by Duke Energy and Companhia Brasileira de Aluminio.

International Energy also owns a 25% equity interest in NMC. In 2009, NMC produced approximately 1 million metric tons of methanol and 1 million metric tons of MTBE. Approximately 40% of methanol is normally used in the MTBE production. Additionally, International Energy owns a 25% equity interest in Attiki, which is a natural gas distributor within the geographical area of Athens, Greece. In December 2009, International Energy decided to abandon its investment in Attiki. See Note 12 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions,” for additional information.

For additional information and a map showing International Energy’s properties, see “Business—International Energy” earlier in this section.

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

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

Brazilian Regulatory Citations. On September 5, 2007, the State Environmental Agency of Parana assessed fines against International Energy of approximately $10 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. International Energy believes that federal law is controlling and has challenged the assessment. In addition, International Energy was assessed a fine by the federal environmental agency, IBAMA, in the amount of approximately $150 thousand for improper maintenance of existing reforested areas. International Energy believes that it has properly maintained all reforested areas and is also contesting this assessment. These assessed fines were judged to be valid in the administrative court between June and September 2009. International Energy has challenged these administrative court rulings by filing three judicial actions for annulment between July and October 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the fourth quarter of 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Duke Energy’s common stock is listed for trading on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of February 22, 2010, there were approximately 160,575 common stockholders of record.

Common Stock Data by Quarter

	2009			2008
		Stock Price Range(a)			Stock Price Range(a)
	Dividends Per Share	High	Low	Dividends Per Share	High	Low

First Quarter	$ 0.23	$15.96	$11.72	$0.22	$20.60	$17.00
Second Quarter(b)	0.47	14.83	13.31	0.45	19.20	17.02
Third Quarter	—	16.02	14.10	—	19.10	16.77
Fourth Quarter(b)	0.24	17.94	15.33	0.23	17.99	13.50

(a)	Stock prices represent the intra-day high and low stock price.
(b)	Dividends paid in September 2009 and December 2009 increased from $0.23 per share to $0.24 per share and dividends paid in September 2008 and December 2008 increased from $0.22 per share to $0.23 per share.

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

Issuer Purchases of Equity Securities for Fourth Quarter of 2009

There were no repurchases of equity securities during the fourth quarter of 2009.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in Duke Energy Corporation common stock, as compared with the Standard & Poor’s (S&P) 500 Stock Index and the Philadelphia Utility Index for the five-year period 2005 through 2009.

This performance chart assumes $100 invested on December 31, 2004 in Duke Energy common stock, in the S&P 500 Stock Index and in the Philadelphia Utility Index and that all dividends are reinvested.

PART II

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2009. In May 2009, Duke Energy’s Chief Executive Officer, as required by Section 303A.12(a) of the NYSE Listed Company Manual, certified to the NYSE that he was not aware of any violation by Duke Energy of the NYSE’s corporate governance listing standards.

PART II

Item 6. Selected Financial Data.(a)(b)

	2009	2008	2007	2006	2005

	(in millions, except per-share amounts)

Statement of Operations
Total operating revenues	$12,731	$13,207	$12,720	$10,607	$6,906
Total operating expenses	10,518	10,765	10,222	9,210	5,586
Gains on sales of investments in commercial and multi-family real estate	—	—	—	201	191
Gains (losses) on sales of other assets and other, net	36	69	(5)	223	(55)

Operating income	2,249	2,511	2,493	1,821	1,456
Total other income and expenses	333	121	428	354	217
Interest expense	751	741	685	632	381

Income from continuing operations before income taxes	1,831	1,891	2,236	1,543	1,292
Income tax expense from continuing operations	758	616	712	450	375

Income from continuing operations	1,073	1,275	1,524	1,093	917
Income (loss) from discontinued operations, net of tax	12	16	(22)	783	935

Income before cumulative effect of change in accounting principle and extraordinary items	1,085	1,291	1,502	1,876	1,852
Cumulative effect of change in accounting principle, net of tax and noncontrolling interest	—	—	—	—	(4)
Extraordinary items, net of tax	—	67	—	—	—

Net income	1,085	1,358	1,502	1,876	1,848
Dividends and premiums on redemption of preferred and preference stock	—	—	—	—	12
Net income (loss) attributable to noncontrolling interests	10	(4)	2	13	24

Net income attributable to Duke Energy Corporation	$1,075	$1,362	$1,500	$1,863	$1,812

Ratio of Earnings to Fixed Charges	3.0	3.4	3.7	2.6	2.4
Common Stock Data
Shares of common stock outstanding(c)
Year-end	1,309	1,272	1,262	1,257	928
Weighted average—basic	1,293	1,265	1,260	1,170	934
Weighted average—diluted	1,294	1,267	1,265	1,188	970
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.82	$1.01	$1.21	$0.92	$0.94
Diluted	0.82	1.01	1.20	0.91	0.92
Income (loss) from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$0.01	$0.02	$(0.02)	$0.67	$1.00
Diluted	0.01	0.01	(0.02)	0.66	0.96
Earnings per share (before cumulative effect of change in accounting principle and extraordinary items)
Basic	$0.83	$1.03	$1.19	$1.59	$1.94
Diluted	0.83	1.02	1.18	1.57	1.88
Earnings per share (from extraordinary items)
Basic	$—	$0.05	$—	$—	$—
Diluted	—	0.05	—	—	—
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.83	$1.08	$1.19	$1.59	$1.94
Diluted	0.83	1.07	1.18	1.57	1.88

PART II

	2009	2008	2007	2006	2005

	(in millions, except per-share amounts)

Dividends per share(d)	0.94	0.90	0.86	1.26	1.17
Balance Sheet
Total assets	$57,040	$53,077	$49,686	$68,700	$54,723
Long-term debt including capital leases, less current maturities	$16,113	$13,250	$9,498	$18,118	$14,547

(a)	Significant transactions reflected in the results above include: 2009 impairment of goodwill and other assets (see Note 11 to the Consolidated Financial Statements, “Goodwill and Intangible Assets”), 2007 spin-off of the natural gas businesses (see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”), 2006 merger with Cinergy, 2006 Crescent joint venture transaction and subsequent deconsolidation effective September 7, 2006, 2005 DENA disposition, 2005 deconsolidation of DCP Midstream effective July 1, 2005, and 2005 Duke Energy Field Services, LLC (DEFS) sale of Texas Eastern Products Pipeline Company, LLC (TEPPCO).
(b)	Periods prior to 2009 have been recast to reflect the adoption of the noncontrolling interest presentation provisions of Accounting Standards Codification 810 – Consolidation, which was adopted by Duke Energy effective January 1, 2009.
(c)	2006 increase primarily attributable to issuance of approximately 313 million shares in connection with Duke Energy’s merger with Cinergy.
(d)	2007 decrease due to the spin-off of the natural gas businesses to shareholders on January 2, 2007 as dividends subsequent to the spin-off were split proportionately between Duke Energy and Spectra Energy such that the sum of the dividends of the two stand-alone companies approximated the former total dividend of Duke Energy prior to the spin-off.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2009, 2008 and 2007.

EXECUTIVE OVERVIEW

2009 Financial Results. For the year-ended December 31, 2009, Duke Energy Corporation (Duke Energy) reported net income attributable to Duke Energy of $1,075 million and basic and diluted earnings per share (EPS) of $0.83, as compared to net income attributable to Duke Energy of $1,362 million and basic and diluted EPS of $1.08 and $1.07, respectively, for the year-ended December 31, 2008. Income from continuing operations was $1,073 million for 2009 as compared to $1,275 million for 2008. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) decreased to $2,713 million in 2009 from $3,073 million in 2008.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

2009 Areas of Focus and Accomplishments. In 2009, management was focused on managing through the economic recession, investing in modernization of Duke Energy’s regulated infrastructure and dealing with increased competition in Ohio.

Managing Through the Economic Recession and Changing Competitive Landscapes. In U.S. Franchised Electric and Gas, Duke Energy’s largest business segment, weather-normalized electric volumes were down approximately 4% when compared to 2008. This was driven primarily by a decrease in industrial sales volumes, which were down approximately 14% compared to 2008. Although industrial sales volumes were down year over year, industrial volumes began to show signs of stabilization late in 2009. On a weather-normalized basis, residential sales volumes were slightly positive, while commercial sales volumes were slightly negative. Looking forward to 2010, management expects the load forecast to be relatively flat compared to 2009.

In 2009, Commercial Power’s operations were impacted by the competitive markets in Ohio, which were triggered by low commodity prices that put downward pressure on power prices. The available capacity and lower prices provided opportunities for native load customers in Ohio to switch generation suppliers. Competitive power suppliers began supplying power to current Commercial Power native load customers in Ohio and Commercial Power experienced an increase in customer switching beginning in the second quarter of 2009. As of December 31, 2009, customer switching levels approximated 40% of Commercial Power’s native load. However, through Duke Energy Retail Sales (DERS), Commercial Power acquired approximately 60% of the switched load by offering customers a discount to the Electric Security Plan (ESP) price. When factoring in the DERS activity, Commercial Power experienced net customer switching of about 15%, although those native load customers acquired by DERS were at lower margins than customers served under the ESP. Additionally, DERS has been able to acquire new customers outside Commercial Power’s native load territory. As a result of lower forecasted energy prices, lower demand for electricity due to the economy and competitive pressures in Ohio, and other valuation factors, a non-cash goodwill impairment charge of approximately $371 million was recorded by Commercial Power in the third quarter of 2009.

In light of the above economic factors that impacted Duke Energy’s business in 2009, management was focused on offsetting those economic pressures by successfully managing costs and achieving excellent operational performance. Duke Energy achieved significant operations and maintenance cost mitigation goals across its business segments and also reduced planned capital expenditures by approximately $200 million, which highlights Duke Energy’s ability to take advantage of the flexibility within its capital spending plan. Additionally, Duke Energy’s generation fleet operated at some of the highest levels in Duke Energy’s history. These combined efforts allowed Duke Energy to largely mitigate the negative impact of the economy on its results of operations in 2009.

Key Regulatory Accomplishments. During 2009, Duke Energy completed the following regulatory initiatives:

•	Obtained favorable rate case outcomes in North Carolina, South Carolina, Ohio and Kentucky which will increase revenues by nearly $460 million upon full implementation.

•

Updated/enabled construction work-in-progress (CWIP) recovery for Duke Energy Carolinas’ Cliffside Unit 6 and the Integrated Gasification Combined Cycle (IGCC) plant at Duke Energy Indiana’s Edwardsport Generating Station.

•	Received approval for cost recovery mechanisms for save-a-watt programs in North Carolina, South Carolina and Ohio. Approval in Indiana is anticipated in February 2010.

•

Began deployment of SmartGrid in Ohio, along with the initiation of a rate rider cost recovery mechanism, which is awaiting approval and a ruling is expected in the first quarter of 2010. Additionally, Duke Energy was awarded a stimulus grant for approximately $200 million to be used for reimbursement of costs related to SmartGrid.

•

Received approvals of wind, solar and other renewable energy projects, which will enable innovative renewable energy initiatives and help Duke Energy meet specific renewable energy standards over time.

Overall, the regulatory and legislative accomplishments during 2009 have positioned Duke Energy well for 2010 and beyond.

Capital Expenditures and Fleet and Grid Modernization. Duke Energy’s strategy for meeting customer demand, while building a sustainable business that allows its customers and its shareholders to prosper in a carbon-constrained environment, includes significant commitments to renewable energy, customer energy efficiency, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. Due to the likelihood of upcoming environmental regulations, including carbon legislation, air pollutant regulation by the U.S. Environmental Protection Agency (EPA) and coal regulation, Duke Energy has been focused on modernizing its fleet in preparation for a low carbon future. During 2009, Duke Energy has continued the construction of Cliffside Unit 6 in North Carolina and the Edwardsport IGCC plant in Indiana and these construction projects are approximately 55% complete and 50% complete, respectively, at December 31, 2009. Both are scheduled to be placed in service during 2012. Once in service, Duke Energy will begin retiring older, less efficient coal and gas-fired units. Additionally, Duke Energy Carolinas has begun construction on a 620 megawatt (MW) combined cycle natural gas-fired generating facility at each of its existing Buck and Dan River Steam Stations. These facilities are scheduled to be placed in service in 2011 and 2012, respectively. In conjunction with these and other capital projects, management is continuing its focus on reducing regulatory lag, which refers to the period of time between making an investment and earning a return and recovering that investment. In 2007, the Indiana Utility Regulatory Commission (IURC) approved the timely recovery of initial construction cost estimates associated with the Edwardsport IGCC plant. The 2009 rate case settlements in North Carolina and South Carolina included stipulations allowing for the recovery in base rates of financing costs related to Cliffside Unit 6, although the recovery is delayed in North Carolina for a one year period.

PART II

Duke Energy Carolinas is also continuing to seek all necessary regulatory approvals for the proposed William States Lee III Nuclear Station, including the December 2007 filings of a Combined Construction and Operating License (COL) application with the Nuclear Regulatory Commission (NRC) and requests to incur up to $230 million in development costs through 2009, which were approved in 2008. Although these actions are necessary steps as management continues to pursue the option of building a new nuclear plant, submitting these applications does not commit Duke Energy Carolinas to build a nuclear unit.

In 2009, Duke Energy made significant strides in adding to its existing renewable energy portfolio. One way Duke Energy is reducing its environmental footprint while meeting demand for reliable, clean energy is by investing in zero carbon wind power. During 2009, Commercial Power, through Duke Energy Generation Services (DEGS), brought approximately 364 MW of wind generation online through a combination of completed construction and acquisition. At December 31, 2009, DEGS had approximately 735 MW of wind generation in commercial operation. The wind assets in service have long-term power purchase agreements to sell the output to an end customer. Additionally, DEGS became an owner in a biomass development joint venture and, in early 2010, announced it would acquire a 16 MW solar development project in San Antonio, Texas.

Management is also making progress on increasing the role energy efficiency will have in meeting customers’ growing energy needs. Energy efficiency is considered a “fifth fuel” in the portfolio available to meet customers’ growing needs for electricity, along with coal, nuclear, natural gas and renewable energy. During 2009, Duke Energy’s save-a-watt models were approved in North Carolina, South Carolina and Ohio and Duke Energy is awaiting a decision on the proposed save-a-watt model in Indiana, which is expected in the first quarter of 2010. The save-a-watt proposal in Kentucky was withdrawn and will be addressed in Duke Energy Kentucky’s next general rate case.

Duke Energy Objectives – 2010 and beyond. Duke Energy will continue to focus on operational excellence, shaping federal and state legislative and regulatory policy, continued modernization of infrastructure and investing in renewable energy, including energy efficiency. The majority of future earnings are anticipated to be contributed from U.S. Franchised Electric and Gas, which consists of Duke Energy’s regulated businesses that currently own a capacity of approximately 27,000 MW of generation. The regulated generation portfolio consists of a mix of coal, nuclear, natural gas and hydroelectric generation, with the substantial majority of all of the sales of electricity coming from coal and nuclear generation facilities. The favorable rate case outcomes reached in the various jurisdictions in 2009, as discussed above, will increase U.S. Franchised Electric and Gas’ revenues by approximately $460 million upon full implementation.

As a result of the downturn in the economy, Duke Energy experienced reductions in sales volumes in 2009, most notably within the industrial customer class. Management anticipates that recessionary pressures will continue in 2010, resulting in essentially flat kilowatt-hour sales in both the Carolinas and the Midwest service territories. In order to address these pressures, management is focused on containing costs in 2010 and currently expects non-recoverable (i.e., not directly recovered via a rider or other mechanism) operations and maintenance expense to be flat compared to 2009, due largely to sustainable reductions achieved during 2009, as well as certain 2010 initiatives such as a voluntary severance program and office consolidation. In addition, management will continue efforts to achieve constructive regulatory outcomes to reduce regulatory lag, including continually reviewing the need for general rate case filings in certain jurisdictions in 2010 and beyond.

Additionally, due to the competitive markets in Ohio, customer switching will continue to impact the results of the Commercial Power business, as management currently estimates that an incremental 5% of current customer load will switch to alternative suppliers in 2010. Management is focused on mitigating lost volume and margin erosion in 2010 through DERS efforts to acquire native load customers, as well as acquiring customers outside of Commercial Power’s Ohio native load territory that are currently supplied by other electric generators.

During the three-year period from 2010 through 2012, Duke Energy anticipates total capital expenditures of approximately $14 billion to $15 billion. Of this amount, approximately $5.7 billion is expected to be spent on committed projects, including base load power plants to meet long-term growth in customer demand and to modernize the generation fleet, ongoing environmental projects, and nuclear fuel. Approximately $6.8 billion of capital expenditures are expected to be used primarily for overall system maintenance, customer connections, and corporate expenditures. Although these expenditures are ultimately necessary to ensure overall system maintenance and reliability, the timing of the expenditures may be influenced by broad economic conditions and customer growth. The remaining estimated capital expenditures of approximately $1.2 billion to $2.7 billion are of a discretionary nature and relate to growth opportunities in which Duke Energy may invest, provided there are opportunities to meet return expectations along with assurance of constructive regulatory treatment in the regulated businesses. Discretionary capital primarily includes Commercial Power renewable and transmission projects, projects at International Energy and renewable projects at U.S. Franchised Electric and Gas. Capital expenditures are currently estimated to be approximately $5.2 billion in 2010. These expenditures are principally related to expansion plans, maintenance costs, environmental spending related to Clean Air Act (CAA) requirements and nuclear fuel. Duke Energy is committed to adding base load capacity at a reasonable price while modernizing the current generation facilities by replacing older, less efficient plants with cleaner, more efficient plants. Significant expansion projects include the Edwardsport IGCC plant, an 825 MW coal unit at Duke Energy Carolinas’ existing Cliffside facility and new gas-fired generation units at Duke Energy Carolinas’ existing Dan River and Buck Steam Stations, as well as other additions due to system growth. Additionally, Duke Energy is evaluating the potential construction of the William States Lee III nuclear power plant in Cherokee County, South Carolina.

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

With the exception of equity issuances to fund the dividend reinvestment plan and other internal plans, Duke Energy does not currently anticipate the issuance of any other common equity in the foreseeable future. Duke Energy expects to have access to liquidity in the capital markets at reasonable rates and terms in 2010. Additionally, Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of approximately $3.14 billion. At December 31, 2009, Duke Energy has available borrowing capacity of approximately $1.9 billion under this facility. For further information related to management’s assessment of liquidity and capital resources, including known trends and uncertainties, see “Liquidity and Capital Resources” below.

        As the majority of Duke Energy’s anticipated future capital expenditures are related to its regulated operations, a risk to Duke Energy is the ability to recover costs related to such expansion in a timely manner. Energy legislation passed in North Carolina and South Carolina in 2007 provides, among other things, mechanisms for Duke Energy to recover financing costs for new nuclear or coal base load generation during the construction phase. In Indiana, Duke Energy has received approval to recover its development costs for the new IGCC plant at the Edwardsport Generating Station. Duke Energy has received approval for nearly $260 million of future federal tax credits related to costs to be incurred for the modernization of Cliffside Unit 6, as well as the IGCC plant in Indiana. In addition, Duke Energy has received general assurances from the North Carolina Utilities Commission (NCUC) that the North Carolina allocable portion of development costs associated with the William States Lee III nuclear station will be recoverable through a future rate case proceeding as long as the costs are deemed prudent and reasonable. Duke Energy does not anticipate beginning construction of the proposed nuclear power plant without adequate assurance of cost recovery from the state legislators or regulators.

PART II

In summary, Duke Energy is coordinating its future capital expenditure requirements with regulatory initiatives in order to ensure adequate and timely cost recovery while continuing to provide low cost energy to its customers.

Economic Factors for Duke Energy’s Business. Duke Energy’s business model provides diversification between stable regulated businesses like U.S. Franchised Electric and Gas and certain portions of Commercial Power’s operations, and the traditionally higher-growth businesses like the unregulated portion of Commercial Power’s operations and International Energy. As was the case throughout much of 2009, all of Duke Energy’s businesses can be negatively affected by sustained downturns or sluggishness in the economy, including low market prices of commodities, all of which are beyond Duke Energy’s control, and could impair Duke Energy’s ability to meet its goals for 2010 and beyond.

As Duke Energy experienced in 2009, declines in demand for electricity as a result of economic downturns reduce overall electricity sales and have the potential to lessen Duke Energy’s cash flows, especially as industrial customers reduce production and, thus, consumption of electricity. A weakening economy could also impact Duke Energy’s customer’s ability to pay, causing increased delinquencies, slowing collections and lead to higher than normal levels of accounts receivables, bad debts and financing requirements. A portion of U.S. Franchised Electric and Gas’ business risk is mitigated by its regulated allowable rates of return and recovery of fuel costs under fuel adjustment clauses. The ESP in Ohio also helps mitigate a portion of the risk associated with certain portions of Commercial Power’s generation operations by providing mechanisms for recovery of certain costs associated with, among other things, fuel and purchased power for native-load customers.

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

Duke Energy’s 2010 goals can also be substantially at risk due to the regulation of its businesses. Duke Energy’s businesses in the United States (U.S.) are subject to regulation on the federal and state level. Regulations, applicable to the electric power industry, have a significant impact on the nature of the businesses and the manner in which they operate. New legislation and changes to regulations are ongoing, including anticipated carbon legislation, and Duke Energy cannot predict the future course of changes in the regulatory or political environment or the ultimate effect that any such future changes will have on its business.

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

Duke Energy also relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not met by cash flow from operations. An inability to access capital at competitive rates or at all could adversely affect Duke Energy’s ability to implement its strategy. Market disruptions or a downgrade of Duke Energy’s credit rating may increase its cost of borrowing or adversely affect its ability to access one or more sources of liquidity. Additionally, there are no assurances that commitments made by lenders under Duke Energy’s credit facilities will be available if needed as a source of funding due to ongoing uncertainties in the financial services industry.

For further information related to management’s assessment of Duke Energy’s risk factors, see Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS

Consolidated Operating Revenues

Year Ended December 31, 2009 as Compared to December 31, 2008. Consolidated operating revenues for 2009 decreased approximately $476 million compared to 2008. This change was primarily driven by the following:

•

An approximate $726 million decrease at U.S. Franchised Electric and Gas. See Operating Revenue discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information; and

•	An approximate $27 million decrease at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these decreases was:

•	An approximate $288 million increase at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information.

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

Consolidated Operating Expenses

Year Ended December 31, 2009 as Compared to December 31, 2008. Consolidated operating expenses for 2009 decreased approximately $247 million compared to 2008. This change was driven primarily by the following:

•	An approximate $626 million decrease at U.S. Franchised Electric and Gas. See Operating Expense discussion within “Segment Results” for U.S. Franchised Electric and Gas below for further information;

•	An approximate $65 million decrease at International Energy. See Operating Expense discussion within “Segment Results” for International Energy below for further information; and

•	An approximate $40 million decrease at Other. See Operating Expense discussion within “Segment Results” for Other below for further information.

PART II

Partially offsetting these decreases was:

•

An approximate $489 million increase at Commercial Power, which includes approximately $413 million of impairment charges in 2009 primarily related to a goodwill impairment charge associated with the non-regulated generation operations in the Midwest. See Operating Expense discussion within “Segment Results” for Commercial Power below for further information.

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

Consolidated Gains (Losses) on Sales of Other Assets and Other, net

Consolidated gains (losses) on sales of other assets and other, net was a gain of approximately $36 million and $69 million in 2009 and 2008, respectively, and a loss of approximately $5 million for 2007. The gains and losses for all years relate primarily to sales of emission allowances by U.S. Franchised Electric and Gas and Commercial Power.

Consolidated Operating Income

Year Ended December 31, 2009 as Compared to December 31, 2008. For 2009, consolidated operating income decreased approximately $262 million compared to 2008. Drivers to operating income are discussed above.

Year Ended December 31, 2008 as Compared to December 31, 2007. For 2008, consolidated operating income increased approximately $18 million compared to 2007. Drivers to operating income are discussed above.

Other drivers to operating income are discussed above. For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses

Year Ended December 31, 2009 as Compared to December 31, 2008. For 2009, consolidated other income and expenses increased approximately $212 million compared to 2008. This increase was primarily driven by an increase in equity earnings of approximately $172 million due mostly to impairment charges recorded by Crescent JV (Crescent) in 2008, of which Duke Energy’s proportionate share was approximately $238 million, partially offset by decreased equity earnings from International Energy of approximately $55 million primarily related to lower contributions from its investment in National Methanol Company (NMC) and losses from its investment in Attiki Gas Supply S.A. (Attiki). Also, the mark-to-market and investment income on investments that support benefit obligations and within the captive insurance portfolio increased approximately $45 million as a result of gains in 2009 compared to losses in 2008. Additionally, foreign exchange impacts, primarily related to the remeasurement of certain U.S. dollar denominated cash and debt balances at International Energy, resulted in gains in 2009 compared to losses in 2008 due to favorable foreign exchange rates, resulting in an increase of approximately $43 million in 2009 compared to 2008. Partially offsetting these increases was decreased interest income of approximately $53 million due primarily to lower average cash and short-term investment balances, an approximate $26 million charge in 2009 related to certain performance guarantees Duke Energy had issued on behalf of Crescent and an approximate $18 million impairment charge in 2009 to write down the carrying value of International Energy’s investment in Attiki to its fair value.

Year Ended December 31, 2008 as Compared to December 31, 2007. For 2008, consolidated other income and expenses decreased approximately $307 million compared to 2007. This decrease was primarily driven by a decrease in equity earnings of approximately $259 million due primarily to impairment charges recorded by Crescent, of which Duke Energy’s proportionate share was approximately $238 million, partially offset by increased equity earnings from International Energy of approximately $25 million primarily related to its investment in NMC primarily as a result of higher margins, an approximate $62 million decrease in interest income primarily due to favorable income tax settlements in 2007 and lower earnings on invested cash and short-term investment balances during 2008 as compared to 2007, an approximate $54 million decrease due to unfavorable investment returns and an approximate $34 million decrease associated with foreign currency losses due primarily to losses in 2008 associated with the remeasurement of certain U.S. dollar denominated cash and debt balances at International Energy, partially offset by an approximate $80 million increase in the equity component of allowance for funds used during construction (AFUDC) as a result of increased capital spending and the absence of convertible debt charges of approximately $21 million recognized in 2007 related to the spin-off of Spectra Energy Corp. (Spectra Energy).

Consolidated Interest Expense

Year Ended December 31, 2009 as Compared to December 31, 2008. Consolidated interest expense increased approximately $10 million in 2009 as compared to 2008. This increase is primarily attributable to higher debt balances, partially offset by lower average interest rates on floating rate debt and commercial paper balances.

Year Ended December 31, 2008 as Compared to December 31, 2007. Consolidated interest expense increased approximately $56 million in 2008 as compared to 2007. This increase is primarily attributable to higher debt balances, partially offset by a higher debt component of AFUDC and capitalized interest due to increased capital spending.

Consolidated Income Tax Expense from Continuing Operations

Year Ended December 31, 2009 as Compared to December 31, 2008. For 2009, consolidated income tax expense from continuing operations increased approximately $142 million compared to 2008. Although pre-tax income was lower in 2009 compared to 2008, the effective tax rate for the year ended December 31, 2009 was approximately 41% compared to 33% for the year ended December 31, 2008 due primarily to an approximate $371 million non-deductible goodwill impairment charge in 2009.

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

PART II

Consolidated Income (Loss) from Discontinued Operations, net of tax

Consolidated income (loss) from discontinued operations was income of approximately $12 million and $16 million for 2009 and 2008, respectively, and a loss of $22 million for 2007. The 2008 amount is primarily comprised of Commercial Power’s sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority, which resulted in an approximate $15 million after-tax gain.

The 2007 amount is primarily comprised of an after-tax loss of approximately $18 million associated with former Duke Energy North America (DENA) contract settlements, an after-tax loss of approximately $8 million related to Cinergy Corp. (Cinergy) commercial marketing and trading operations and after-tax earnings of approximately $23 million related to Commercial Power’s synfuel operations.

Extraordinary Item, net of tax

The reapplication of regulatory accounting treatment to certain of Commercial Power’s operations on December 17, 2008 resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to total mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the ESP allows to be recovered through a fuel and purchased power rider.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (excluding certain allocated corporate governance costs), after deducting amounts attributable to noncontrolling interests related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the amounts attributable to noncontrolling interests related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so interest and dividend income on those balances, as well as gains and losses on remeasurement of foreign currency denominated balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Energy’s ownership interest in operations without regard to financing methods or capital structures.

See Note 2 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2009	2008	Variance 2009 vs. 2008	2007	Variance 2008 vs. 2007

	(in millions)

U.S. Franchised Electric and Gas	$2,321	$2,398	$(77)	$2,305	$93
Commercial Power	27	264	(237)	278	(14)
International Energy	365	411	(46)	388	23

Total reportable segment EBIT	2,713	3,073	(360)	2,971	102
Other	(251)	(568)	317	(260)	(308)

Total reportable segment EBIT and other	2,462	2,505	(43)	2,711	(206)
Interest expense	(751)	(741)	10	(685)	56
Interest income and other(a)	102	117	(15)	201	(84)
Add back of noncontrolling interest component of reportable segment and Other EBIT	18	10	8	9	1

Consolidated earnings from continuing operations before income taxes	$1,831	$1,891	$(60)	$2,236	$(345)

(a)	Other within Interest income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to reportable segment and Other EBIT.

Noncontrolling interest amounts presented below includes only expenses and benefits related to EBIT of Duke Energy’s joint ventures. It does not include the noncontrolling interest component related to interest and taxes of the joint ventures.

Segment EBIT, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements.

PART II

U.S. Franchised Electric and Gas

U.S. Franchised Electric and Gas includes the regulated operations of Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Indiana, Inc. (Duke Energy Indiana), and Duke Energy Kentucky, Inc. (Duke Energy Kentucky) and certain regulated operations of Duke Energy Ohio, Inc. (Duke Energy Ohio).

	Years Ended December 31,
	2009	2008	Variance 2009 vs. 2008	2007	Variance 2008 vs. 2007

	(in millions, except where noted)

Operating revenues	$9,433	$10,159	$(726)	$9,740	$419
Operating expenses	7,263	7,889	(626)	7,488	401
Gains (losses) on sales of other assets and other, net	20	6	14	—	6

Operating income	2,190	2,276	(86)	2,252	24
Other income and expenses, net	131	122	9	53	69

EBIT	$2,321	$2,398	$(77)	$2,305	$93

Duke Energy Carolinas’ GWh sales(a)	79,830	85,476	(5,646)	86,604	(1,128)
Duke Energy Midwest GWh sales(a)(b)	56,753	62,523	(5,770)	64,570	(2,047)
Net proportional MW capacity in operation(c)	26,957	27,438	(481)	27,586	(148)

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this U.S. Franchised Electric and Gas segment discussion.
(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas.

	2009	2008	2007
Increase (decrease) over prior year

Residential sales(a)	(0.2)%	(0.5)%	6.5%
General service sales(a)	(1.1)%	(0.5)%	5.4%
Industrial sales(a)	(15.2)%	(5.5)%	(2.3)%
Wholesale sales	(31.6)%	11.9%	40.9%
Total Duke Energy Carolinas’ sales(b)	(6.6)%	(1.3)%	4.8%
Average number of customers	0.5%	1.5%	2.0%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest.

	2009	2008	2007
Increase (decrease) over prior year

Residential sales(a)	(4.3)%	(3.0)%	6.7%
General service sales(a)	(3.5)%	(1.2)%	6.3%
Industrial sales(a)	(15.0)%	(6.5)%	(0.4)%
Wholesale sales	(20.8)%	1.5%	7.7%
Total Duke Energy Midwest’s sales(b)	(9.2)%	(3.2)%	4.5%
Average number of customers	(0.3)%	0.3%	0.8%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART II

Year Ended December 31, 2009 as Compared to December 31, 2008

Operating Revenues. The decrease was driven primarily by:

•

A $536 million decrease in fuel revenues (including emission allowances) driven primarily by decreased demand from retail and near-term wholesale customers and lower natural gas fuel rates primarily in Ohio and Kentucky, partially offset by higher fuel rates for electric retail customers. Fuel revenues represent sales to both retail and wholesale customers;

•

A $117 million decrease due to lower weather normalized sales volumes to retail customers largely reflecting the overall declining economic conditions in 2009, which primarily impacted the industrial sector;

•

A $63 million decrease in GWh and thousand cubic feet (Mcf) sales to retail customers due to overall milder weather conditions in 2009 compared to 2008. Weather statistics for heating degree days in 2009 were unfavorable in the Midwest but favorable in the Carolinas compared to 2008. Weather statistics for cooling degree days in 2009 were unfavorable in both the Midwest and Carolinas compared to 2008; and

•

A $30 million net decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by higher prices and increased sales volumes to customers served under certain long-term contracts.

Partially offsetting these decreases was:

•

A $31 million net increase in retail rates and rate riders primarily due to increases in recoveries of Duke Energy Indiana’s environmental compliance costs and the IGCC rider, partially offset by the expiration of the one-time increment rider related to merger savings that was included in North Carolina retail rates in 2008.

Operating Expenses. The decrease was driven primarily by:

•

A $541 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to a lower volume of coal used in electric generation, lower prices and volumes for natural gas purchased for resale and used in electric generation and reduced purchased power, partially offset by higher coal prices;

•

A $71 million decrease in operating and maintenance expenses primarily due to lower scheduled outage and maintenance costs at nuclear and fossil generating stations, lower power and gas delivery maintenance and decreased capacity costs due to the expiration of certain drought mitigation contracts in 2008, partially offset by higher benefits costs; and

•

A $36 million decrease in depreciation and amortization due primarily to lower depreciation rates in the Carolinas, partially offset by increases in depreciation due primarily to additional capital spending.

Partially offsetting these decreases was:

•	A $22 million increase in property and other taxes due primarily to normal increases.

Gains (Losses) on Sales of Other Assets and Other, net. The increase is primarily due to gains on the sale of nitrogen oxide (NOx) emission allowances in 2009.

Other Income and Expenses, net. The increase is due primarily to a higher equity component of AFUDC earned from additional capital spending for ongoing construction projects, partially offset by a favorable 2008 IURC ruling.

EBIT. The decrease resulted primarily from lower weather adjusted sales volumes, milder weather, lower wholesale power revenues, higher benefits costs and higher property and other taxes. These negative impacts were partially offset by decreased operation and maintenance costs as a result of lower outage and maintenance costs, lower depreciation rates in the Carolinas and overall net higher rates and rate riders.

Matters Impacting Future U.S. Franchised Electric and Gas Results

U.S. Franchised Electric and Gas continues to increase the overall number of retail customers served, maintain low costs and deliver high-quality customer service in the Carolinas and Midwest; however, sales to all retail customer classes were negatively impacted by the economic downturn in 2009, particularly sales to the industrial sector. These trends are expected to continue for some period into 2010, and perhaps beyond, until the economy begins to recover. The general decline in the textile industry in the Carolinas, exacerbated by the struggling economy, is also expected to continue in 2010, fueled by the expiration of certain import limitations related to foreign textile products.

U.S. Franchised Electric and Gas evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment assessments if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact U.S. Franchised Electric and Gas’ goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment Assessments. As of the date of the 2009 annual impairment analysis, the fair value of U.S. Franchised Electric and Gas’ reporting units exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, the fair value of the Ohio Transmission and Distribution reporting unit (Ohio T&D), which had a goodwill balance of approximately $700 million as of December 31, 2009, exceeded the carrying value of equity by less than 15%. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2010 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would perform an interim impairment assessment of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this assessment. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the weighted average cost of capital (WACC), changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

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

PART II

Partially offsetting these increases were:

•	A $73 million decrease in weather adjusted sales volumes to retail customers reflecting the overall declining economic conditions, which are primarily impacting the industrial sector;

•

A $53 million decrease in retail rates and rate riders primarily related to the new retail base rates implemented in North Carolina in the first quarter of 2008, net of increases in recoveries of Duke Energy Indiana’s environmental compliance costs from retail customers and higher gas base rates implemented in the second quarter of 2008 for Duke Energy Ohio; and

•

A $49 million decrease in GWh and Mcf sales to retail customers due to milder weather in 2008 compared to 2007. While weather statistics for heating degree days in 2008 were favorable compared to 2007, this favorable impact was more than offset by the impact of fewer cooling degree days in 2008 compared to 2007.

Operating Expenses. The increase was driven primarily by:

•

A $441 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to higher coal and natural gas prices and increased purchased power. This increase also reflects a $21 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and U.S. Department of Justice (DOJ) resolving Duke Energy Carolinas’ used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized on March 5, 2007;

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

Partially offsetting these increases was:

•

A $170 million decrease in regulatory amortization expenses, including approximately $187 million for the amortization of compliance costs related to North Carolina clean air legislation, which was completed in 2007. This decrease was partially offset by the write-off in 2007 of a portion of the investment in the GridSouth Regional Transmission Organization (RTO) (approximately $17 million) per a rate order from the NCUC.

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

Commercial Power

	Years Ended December 31,
	2009	2008	Variance 2009 vs. 2008	2007	Variance 2008 vs. 2007

	(in millions, except where noted)

Operating revenues	$2,114	$1,826	$288	$1,881	$(55)
Operating expenses	2,134	1,645	489	1,618	27
Gains (losses) on sales of other assets and other, net	12	59	(47)	(7)	66

Operating income	(8)	240	(248)	256	(16)
Other income and expenses, net	35	24	11	22	2

EBIT	$27	$264	$(237)	$278	$(14)

Actual plant production, GWh	26,962	20,199	(6,763)	23,702	(3,503)
Net proportional megawatt capacity in operation	8,005	7,641	364	8,019	(378)

Year Ended December 31, 2009 as compared to December 31, 2008

Operating Revenues. The increase was primarily driven by:

•

A $98 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the ESP in 2009 and the timing of fuel and purchased power rider collections in 2008, net of lower sales volumes driven by the economy and increased customer switching levels;

•

A $70 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $2 million in 2009 compared to losses of $72 million in 2008;

•	A $68 million increase in revenues due to higher generation volumes and increased PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008;

•

A $48 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2009 compared to 2008 and margin earned from participation in wholesale auctions in 2009; and

•

A $25 million increase in wind generation revenues due to commencement of operations of wind facilities in the third quarter of 2008 and additional wind generation facilities placed in service in 2009.

PART II

Operating Expenses. The increase was primarily driven by:

•	A $413 million impairment charge primarily related to goodwill associated with non-regulated generation operations in the Midwest;

•

A $55 million increase in fuel expense due to mark-to-market losses on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $58 million in 2009 compared to losses of $3 million in 2008;

•

A $44 million increase in depreciation and administrative expenses associated with wind projects placed in service in the third quarter of 2008 and throughout 2009, as well as the continued development of the renewable business in 2009;

•

A $36 million increase in operating expenses resulting from depreciation expense on environmental projects placed in service in the second half of 2008 and higher plant maintenance expenses resulting from increased plant outages in 2009 compared to 2008;

•

A $29 million increase in retail and wholesale fuel expense due to higher purchased power expenses and higher long-term contract prices and lower realized gains on fuel hedges in 2009 compared to 2008; and

•

A $10 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to higher generation volumes in 2009 compared to 2008, partially offset by bad debt reserves recorded in 2008 associated with the Lehman Brothers bankruptcy.

Partially offsetting these increases was:

•	An $82 million impairment of emission allowances due to the invalidation of the Clean Air Interstate Rule (CAIR) in July 2008.

Gains (Losses) on Sales of Other Assets and Other, net. The decrease in 2009 compared to 2008 is attributable to lower gains on sales of emission allowances.

Other Income and Expenses, net. The increase in 2009 compared to 2008 is attributable to higher equity earnings of unconsolidated affiliates in 2009 primarily as a result of a full year of equity earnings from investments held by Catamount Energy Corporation (Catamount). Catamount, which is a leading wind power company, was acquired in September 2008. Partially offsetting this increase was a 2009 impairment charge to the carrying value of an equity method investment.

EBIT. The decrease is primarily attributable to higher impairment charges in 2009 primarily due to a goodwill impairment charge, partially offset by a 2008 impairment charge related to emission allowance, increased plant maintenance expenses and fewer gains on sales of emission allowances. These factors were partially offset by higher retail revenue pricing as a result of implementation of the ESP, higher margins from the Midwest gas-fired assets due to increased generation volumes and PJM capacity revenues.

Matters Impacting Future Commercial Power Results

Commercial Power’s current strategy is focused on maintaining its competitive position in Ohio, maximizing the returns and cash flows from its current portfolio, as well as growing its non-regulated renewable energy portfolio. Results for Commercial Power are sensitive to changes in power supply, power demand, fuel and power prices and weather, as well as dependent upon completion of energy asset construction projects and tax credits on renewable energy production.

Recently, low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power has experienced an increase in customer switching in the second half of 2009. Customer switching is anticipated to continue in 2010 and could have a significant impact on Commercial Power’s results. Additionally, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of December 31, 2009, Commercial Power had regulatory assets of approximately $163 million related to under-collections under its ESP and mark-to-market losses on certain economic hedges.

As discussed in Note 11 to the Consolidated Financial Statements, “Goodwill and Intangible Assets,” Commercial Power recorded an impairment charge in the third quarter of 2009 of approximately $371 million within its non-regulated generation reporting unit to write down the goodwill to its implied fair value. As a result of this impairment charge, the carrying value of goodwill associated with the non-regulated generation reporting unit of approximately $520 million is equivalent to its implied fair value. This impairment charge was based on a number of factors, including a decline in load forecast, depressed market power prices, customer switching and carbon emission legislation and/or EPA regulation developments. Should the assumptions used related to these factors change in the future as a result of then market conditions, as well as any acceleration in the timing of carbon emission legislation/EPA regulation developments, it is possible that further goodwill impairment charges could be recorded. For further information on key assumptions that impact Commercial Power’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment Assessments.

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

EBIT. The decrease is primarily attributable to higher mark-to-market losses on economic hedges due to decreasing commodity prices, the impairment of emission allowances, lower retail and wholesale revenues resulting from lower volumes due to the weakening economy and plant outages. Partially offsetting these decreases were gains on sales of zero cost basis emission allowances, lower emission allowance expense due to lower cost basis emission allowances consumed and lower consumption due to installation of flue gas desulfurization equipment and lower purchase accounting expense primarily due to the Rate Stabilization Plan (RSP) valuation.

International Energy

	Years Ended December 31,
	2009	2008	Variance 2009 vs. 2008	2007	Variance 2008 vs. 2007

	(in millions, except where noted)

Operating revenues	$1,158	$1,185	$(27)	$1,060	$125
Operating expenses	834	899	(65)	776	123
Gains (losses) on sales of other assets and other, net	—	1	(1)	—	1

Operating income	324	287	37	284	3
Other income and expenses, net	63	146	(83)	114	32
Expense attributable to noncontrolling interest	22	22	—	10	12

EBIT	$365	$411	$(46)	$388	$23

Sales, GWh	19,978	18,066	1,912	17,127	939
Net proportional megawatt capacity in operation	4,053	4,018	35	3,968	50

Year Ended December 31, 2009 as Compared to December 31, 2008

Operating Revenues. The decrease was driven primarily by:

•	A $41 million decrease in Peru due to unfavorable average hydrocarbon and spot prices; and

•	A $16 million decrease in Central America due to lower average sales prices and lower dispatch in El Salvador, partially offset by favorable hydrology in Guatemala as a result of drier weather.

Partially offsetting these decreases was:

•	A $29 million increase in Ecuador due to higher dispatch as a result of drier weather.

Operating Expenses. The decrease was driven primarily by:

•	An $81 million decrease in Peru due to lower purchased power costs, thermal generation and hydrocarbon royalty costs; and

•	A $55 million decrease in Central America due to lower fuel costs.

Partially offsetting these decreases was:

•	A $31 million increase in Ecuador due to higher fuel consumption and the reversal of a bad debt allowance as a result of collection of an arbitration award in the prior year;

•	A $24 million increase in Brazil due to transmission cost adjustments, partially offset by favorable exchange rates; and

•	An $8 million increase in general and administrative expenses due to reorganization costs and higher legal costs.

Other Income and Expenses, net. The decrease was driven primarily by a $41 million decrease in equity earnings at NMC as a result of lower pricing for both methanol and methyl tertiary butyl ether (MTBE), partially offset by lower butane costs, an approximate $18 million impairment of the investment in Attiki and approximately $14 million of decreased equity earnings at Attiki due to lower margins and the absence of prior year hedge income due to hedge contract terminations.

EBIT. The decrease in EBIT was primarily due to lower equity earnings at NMC and Attiki, an impairment of the investment in Attiki and unfavorable exchange rates and transmission adjustments in Brazil, partially offset by favorable hydrology in Brazil and Central America and lower operating expenses in Peru.

Matters Impacting Future International Energy Results

International Energy’s current strategy is focused on selectively growing its Latin American power generation business while continuing to maximize the returns and cash flow from its current portfolio. EBIT results for International Energy are sensitive to changes in hydrology, power supply, power demand, transmission and fuel constraints and fuel and commodity prices. Regulatory matters can also impact EBIT results, as well as impacts from fluctuations in exchange rates, most notably the Brazilian Real.

Certain of International Energy’s long-term sales contracts and long-term debt in Brazil contain inflation adjustment clauses. While this is favorable to revenue in the long run, as International Energy’s contract prices are adjusted, there is an unfavorable impact on interest expense resulting from revaluation of International Energy’s outstanding local currency debt.

PART II

As noted above, International Energy is committed to selectively growing its Latin American power generation business while continuing to maximize the returns and cash flow from its current portfolio. However, International Energy periodically evaluates all of its businesses to ensure those businesses continue to align with its overall strategies. As such, International Energy is in the early stages of exploring a possible sale of certain long-lived assets in Latin America. The estimated fair value for these assets currently being evaluated for potential sale is less than carrying value. Consistent with generally accepted accounting principles (GAAP), write-downs to fair value have not been recorded on these long-lived assets as the forecasted undiscounted cash flows for the assets exceed the carrying value. In 2010, it is possible that a write-down of the carrying value of these assets to fair value could occur if a sale at an amount below carrying value becomes likely.

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

Other Income and Expenses, net. The increase was driven primarily by a $16 million increase in equity earnings at NMC as a result of higher pricing and volumes for both methanol and MTBE and approximately $9 million of increased equity earnings at Attiki due to a hedge termination.

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

Other

	Years Ended December 31,
	2009	2008	Variance 2009 vs. 2008	2007	Variance 2008 vs. 2007

	(in millions)

Operating revenues	$128	$134	$(6)	$167	$(33)
Operating expenses	389	429	(40)	467	(38)
Gains (losses) on sales of other assets and other, net	4	3	1	2	1

Operating income	(257)	(292)	35	(298)	6
Other income and expenses, net	2	(288)	290	37	(325)
Benefit attributable to noncontrolling interest	(4)	(12)	(8)	(1)	(11)

EBIT	$(251)	$(568)	$317	$(260)	$(308)

Year Ended December 31, 2009 as Compared to December 31, 2008

Operating Income. The increase was primarily due to favorable results at Duke Energy Trading and Marketing (DETM) and Bison Insurance Company Limited (Bison) and lower corporate costs, partially offset by higher deferred compensation expense due to improved market performance.

Other Income and Expenses, net. The increase was due primarily to impairment charges recorded by Crescent in 2008, for which Duke Energy’s proportionate share was approximately $238 million, with no comparable losses in 2009, and favorable returns on investments that support benefit obligations. Partially offsetting these favorable variances was a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

EBIT. The increase was due primarily to prior year losses at Crescent, favorable results at Bison and DETM and lower corporate costs, partially offset by a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

Matters Impacting Future Other Results

Other’s future results could be impacted by continued volatility in the debt and equity markets and other economic conditions, which could result in the recording of other-than-temporary impairment charges for investments in debt and equity securities, including certain investments in auction rate debt securities. Duke Energy analyzes all investments in debt and equity securities to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment is other-than-temporary

PART II

includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. For investments in debt securities, the other-than-temporary analysis also involves the consideration of underlying collateral and guarantees of principal by government entities, as well as other factors relevant to determine the amount of credit loss, if any.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the costs of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, as discussed further below, the window will close March 31, 2010. Duke Energy currently estimates severance payments associated with this voluntary plan, based on employees’ requests to voluntarily end their employment received through February 24, 2010, of approximately $130 million. However, until management of Duke Energy approves the requests, it reserves the right to reject any request to volunteer based on business needs and/or excessive participation.

In addition, in January 2010, Duke Energy announced that it will consolidate certain corporate office functions, resulting in transitioning over the next two years of approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a reduced severance benefit would be paid under Duke Energy’s ongoing severance plan. Management cannot currently estimate the costs, if any, of severance benefits which will be paid to its employees due to this office consolidation.

Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine the likelihood that settlement or curtailment accounting will be triggered.

Additionally, Duke Energy has a 50% ownership interest in Crescent, a partnership for U.S. tax purposes. Crescent filed for Chapter 11 Bankruptcy in a U.S. Bankruptcy Court in June 2009. As of December 31, 2009, Duke Energy believes it is more likely than not that all tax benefits associated with its investment in Crescent will be realized. However, the form, timing and structure of Crescent’s future emergence from bankruptcy remain unresolved. Based on this uncertainty, as of December 31, 2009, it is reasonably possible that Duke Energy could incur a future tax liability related to its inability to fully utilize tax losses associated with its partnership interest in Crescent and the resolution of Crescent’s emergence from bankruptcy.

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

Regulatory Accounting

Certain of Duke Energy’s regulated operations (primarily the majority of U.S. Franchised Electric and Gas and certain portions of Commercial Power) meet the criteria for application of regulatory accounting treatment. As a result, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP in the U.S. for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, historical regulatory treatment for similar costs in Duke Energy’s jurisdictions, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income. Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, recognition of nuclear decommissioning costs and amortization of regulatory assets. Total regulatory assets were $3,886 million as of December 31, 2009 and $4,077 million as of

PART II

December 31, 2008. Total regulatory liabilities were $3,108 million as of December 31, 2009 and $2,678 million as of December 31, 2008. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

In order to apply regulatory accounting treatment and record regulatory assets and liabilities, certain criteria must be met. In determining whether the criteria are met for its operations, management makes significant judgments, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs. If facts and circumstances change so that a portion of Duke Energy’s regulated operations meet all of the scope criteria when such criteria had not been previously met, regulatory accounting treatment would be reapplied to all or a separable portion of the operations. Such reapplication includes adjusting the balance sheet for amounts that meet the definition of a regulatory asset or regulatory liability.

Commercial Power owns, operates and manages power plants in the Midwestern United States. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s generation in Ohio, primarily coal-fired assets, that are dedicated to serve Ohio native load customers (native load), as well as wholesale customers to the extent there is excess generation, and five Midwestern gas-fired non-regulated generation assets that are not dedicated to serve Ohio native load customers (non-native). The non-native generation operations do not qualify for regulatory accounting treatment as these operations do not meet the scope criteria. Most of the generation asset native load output in Ohio was contracted through the RSP through December 31, 2008. As discussed further in the notes to the Consolidated Financial Statements, specifically Note 1, “Summary of Significant Accounting Policies” and Note 4, “Regulatory Matters”, beginning on December 17, 2008, Commercial Power began applying regulatory accounting treatment to certain portions of its native load operations due to the passing of Ohio Senate Bill 221 (SB 221) and the approval of the ESP. However, other portions of Commercial Power’s native load operations continue to not qualify for regulatory accounting treatment, as certain costs of the native load operations do not result in a rate structure designed to recover the specific costs of that portion of the operations. Despite certain portions of the Ohio native load operations not qualifying for regulatory accounting treatment, all of Commercial Power’s Ohio native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to here-in as Commercial Power’s regulated operations. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of Commercial Power’s regulatory assets will not be recovered through the established riders. Duke Energy will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations. At December 31, 2009, management has concluded that the established regulatory assets of approximately $163 million are still probable of recovery even though there have been increased levels of customer switching.

No other operations within Commercial Power, and no operations within the International Energy business segment, qualify for regulatory accounting treatment.

The substantial majority of U.S. Franchised Electric and Gas’s operations qualify for regulatory accounting treatment and thus its costs of business and related revenues can result in the recording of regulatory assets and liabilities, as described above.

Goodwill Impairment Assessments

At December 31, 2009 and 2008, Duke Energy had goodwill balances of $4,350 million and $4,720 million, respectively. At December 31, 2009, the goodwill balances at the segment level were $3,483 million at U.S. Franchised Electric and Gas, $569 million at Commercial Power, and $298 million at International Energy. The majority of Duke Energy’s goodwill relates to the acquisition of Cinergy in April 2006, whose assets are primarily included in the U.S. Franchised Electric and Gas and Commercial Power segments. Commercial Power also has approximately $70 million of goodwill that resulted from the September 2008 acquisition of Catamount, a leading wind power company located in Rutland, Vermont. As of the acquisition date, Duke Energy allocates goodwill to a reporting unit, which Duke Energy defines as an operating segment or one level below an operating segment.

Duke Energy is required to perform an annual goodwill impairment test at the reporting unit level as of the same date each year and, accordingly, performs its annual impairment testing of goodwill for all reporting units as of August 31 each year. Duke Energy updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual analysis of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed. Duke Energy did not record any impairment on its goodwill as a result of the 2008 or 2007 impairment tests.

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

For purposes of the step one analyses, determination of reporting units’ fair value was based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on estimated discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Based on completion of step one of the 2009 annual impairment tests, management determined that the fair values of all reporting units except for Commercial Power’s non-regulated Midwest generation reporting unit, for which the carrying value of goodwill was approximately $890 million as of the annual impairment testing date, were greater than their respective carrying values. Accordingly, for only Commercial Power’s non-regulated Midwest generation reporting unit, management was required to perform step two of the goodwill impairment test to determine the amount of the goodwill impairment.

Commercial Power’s non-regulated Midwest generation reporting unit includes nearly 4,000 MW of coal-fired generation capacity in Ohio dedicated to serve Ohio native load customers under the ESP through December 31, 2011. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native. Additionally, this reporting unit has approximately 3,600 MW of gas-fired generation capacity in Ohio, Pennsylvania, Illinois and Indiana. The businesses within Commercial Power’s non-regulated Midwest generation reporting unit operate in an unregulated environment in Ohio. As a result, the operations within this reporting unit are subjected to competitive pressures that do not exist in any of Duke Energy’s regulated jurisdictions.

Commercial Power’s other businesses, including the wind generation assets, are in a separate reporting unit for goodwill impairment testing purposes. No impairment exists with respect to Commercial Power’s wind generation assets.

PART II

The fair value of the non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, current and forecasted power and commodity prices, impact of the economy on discount rates, valuation of peer companies, competition, and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolves, and such views and assumptions used in determining the step one fair value of the reporting unit in 2009 changed significantly from those used in the 2008 annual impairment test. These factors had a significant impact on the risk-adjusted discount rate and other inputs used to value the non-regulated Midwest generation reporting unit. These factors significantly impacted management’s valuation of the reporting unit, and consequently resulted in an approximate $371 million goodwill impairment charge in 2009.

As noted above, for purposes of the step one analyses, determination of the reporting units’ fair values was based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Key assumptions used in the income approach analyses for the U.S. Franchised Electric and Gas reporting units include, but are not limited to, the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors, into its revenue and expense forecasts.

Estimated future cash flows under the income approach are based to a large extent on Duke Energy’s internal business plan, and adjusted as appropriate for Duke Energy’s views of market participant assumptions. In addition to the factors noted above for the Commercial Power non-regulated Midwest generation reporting unit, Duke Energy’s internal business plan reflects management’s assumptions related to customer usage and attrition based on internal data and economic data obtained from third party sources, as well as projected commodity pricing data. The business plan assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of returns on equity, anticipated earnings/returns related to significant future capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also makes assumptions regarding the run rate of operation, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of Duke Energy’s reporting units to be significantly different in future periods.

One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (WACC) for each individual reporting unit. The WACC takes into account both the cost of equity and pre-tax cost of debt. In calculating the WACCs, Duke Energy considered implied WACC’s for certain peer companies in determining the appropriate WACC rates to use. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. For example, transmission and distribution reporting units generally would have a lower company specific risk premium as they do not have the higher level of risk associated with owning and operating generation assets nor do they have significant construction risk or risk associated with potential future carbon legislation or carbon regulation. The discount rates used for calculating the fair values as of August 31, 2009 for each of Duke Energy’s domestic reporting units were commensurate with the risks associated with each reporting unit and ranged from 6.0% to 9.0%. For Duke Energy’s international operations, a base discount rate of 8.5% was used, with specific adders used for each separate jurisdiction in which International Energy operates to reflect the differing risk profiles of the jurisdictions and countries. This resulted in discount rates for the August 31, 2009 goodwill impairment test for the international operations ranging from approximately 9.5% to 13.5%.

Another significant assumption that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the long-term growth rate of the businesses for purposes of determining a terminal value at the end of the discrete forecast period. A long-term growth rate of three percent was used in the valuations of all of the U.S. Franchised Electric and Gas reporting units, reflecting the median long-term inflation rate and the significant capital investments forecasted for all of the U.S. Franchised Electric and Gas reporting units. A long-term growth rate of two percent was used in the valuation of the Commercial Power non-regulated Midwest generation reporting unit given the finite lives of the unregulated generation power plants and current absence of plans to reinvest in the unregulated generation assets.

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

As discussed above, with the exception of the Commercial Power non-regulated Midwest generation reporting unit, the impairment tests as of August 31, 2009 did not indicate that the fair value of any of Duke Energy’s reporting units were less than its book value. For these reporting units, the estimated fair value of equity exceeded the carrying value of equity by over 15%, with the exception of U.S. Franchised Electric and Gas’s Ohio T&D reporting unit. As of December 31, 2009, the Ohio T&D reporting unit had a goodwill balance of approximately $700 million. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the WACC, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

As an overall test of the reasonableness of the estimated fair values of the reporting units, Duke Energy reconciled the combined fair value estimates of its reporting units to its market capitalization as of August 31, 2009. The reconciliation confirmed that the fair values were reasonably representative of market views when applying a reasonable control premium to the market capitalization. Additionally, Duke Energy would perform an interim impairment assessment should any events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Subsequent to August 31, 2009, management did not identify any indicators of potential impairment that required an update to the annual impairment test. The majority of Duke Energy’s business is in environments that are either fully or partially rate-regulated. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, Duke Energy’s regulated utilities operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions. Additionally, with respect to the Commercial Power non-regulated Midwest generation reporting unit, the Ohio generation assets have begun to be negatively impacted by increased competition. However, the effects of increased competition in Ohio were appropriately considered in the August 31, 2009 valuation of the reporting unit, and subsequent to August 31, 2009 management did not identify any indicators of potential impairment that required an update to the annual impairment test. However, management will continue to monitor changes in the business, as well as overall market conditions and economic factors that could require additional impairment tests.

Revenue Recognition

Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Operating revenues include unbilled electric and gas revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh) or per Mcf for all customer classes to

PART II

the number of estimated kWh or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per MW to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables on the Consolidated Balance Sheets and exclude receivables sold to Cinergy Receivables Company, LLC (Cinergy Receivables), were approximately $460 million and $390 million at December 31, 2009 and 2008, respectively. Additionally, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable and a portion of their wholesale accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy, a wholly-owned subsidiary of Duke Energy. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled retail and wholesale revenues of approximately $238 million and $266 million at December 31, 2009 and 2008, respectively, were included in the sales of accounts receivables to Cinergy Receivables. Effective January 1, 2010, Duke Energy began consolidating Cinergy Receivables as a result of the adoption of new accounting rules, under which the criteria for sale accounting treatment is not met.

Accounting for Loss Contingencies

Duke Energy is involved in certain legal and environmental matters that arise in the normal course of business. In the preparation of its consolidated financial statements, management makes judgments regarding the future outcome of contingent events and records a loss contingency when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. Management regularly reviews current information available to determine whether such accruals should be adjusted and whether new accruals are required. Estimating probable losses requires analysis of multiple forecasts and scenarios that often depend on judgments about potential actions by third parties, such as federal, state and local courts and other regulators. Contingent liabilities are often resolved over long periods of time. Amounts recorded in the consolidated financial statements may differ from the actual outcome once the contingency is resolved, which could have a material impact on future results of operations, financial position and cash flows of Duke Energy.

Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $980 million and $1,031 million as of December 31, 2009 and 2008, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2009 and 2008, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

For further information, see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Accounting for Income Taxes

Significant management judgment is required in determining Duke Energy’s provision for income taxes, deferred tax assets and liabilities and the valuation recorded against Duke Energy’s net deferred tax assets, if any.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the use of tax planning that could impact the ability to realize deferred tax assets. If future utilization of deferred tax assets is uncertain, a valuation allowance may be recorded against certain deferred tax assets.

In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the impacts of various items, including changes to income tax laws, Duke Energy’s forecasted financial condition and results of operations in future periods, as well as results of audits and examinations of filed tax returns by taxing authorities. Although management believes current estimates are reasonable, actual results could differ from these estimates.

        Significant judgment is also required in computing Duke Energy’s quarterly effective tax rate (ETR). ETR calculations are revised each quarter based on the best full year tax assumptions available at that time, including, but not limited to, income levels, deductions and credits. In accordance with interim tax reporting rules, a tax expense or benefit is recorded every quarter to adjust for the difference in tax expense computed based on the actual year-to-date ETR versus the forecasted annual ETR.

With the adoption of new income tax accounting guidance on January 1, 2007, Duke Energy began recording unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Duke Energy records the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant

PART II

management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the Consolidated Financial Statements. Management reevaluates tax positions each period in which new information about recognition or measurement becomes available.

Undistributed foreign earnings associated with International Energy’s operations are considered indefinitely reinvested, thus no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in International Energy’s foreign jurisdictions is not needed to fund the operations of its U.S. operations and that International Energy either has invested or has plans to reinvest such earnings. While management currently plans to indefinitely reinvest all of International Energy’s unremitted earnings, should circumstances change, Duke Energy may need to record additional income tax expense in the period in which such determination changes.

For further information, see Note 6 to the Consolidated Financial Statements, “Income Taxes.”

Pension and Other Post-Retirement Benefits

The calculation of pension expense, other post-retirement benefit expense and pension and other post-retirement liabilities require the use of assumptions. Changes in these assumptions can result in different expense and reported liability amounts, and future actual experience can differ from the assumptions. Duke Energy believes that the most critical assumptions for pension and other post-retirement benefits are the expected long-term rate of return on plan assets and the assumed discount rate. Additionally, medical and prescription drug cost trend rate assumptions are critical to Duke Energy’s estimates of other post-retirement benefits.

Funding requirements for defined benefit (DB) plans are determined by government regulations. Duke Energy made voluntary contributions to its DB retirement plans of approximately $800 million in 2009, zero in 2008 and $350 million in 2007. Additionally, during 2007, Duke Energy contributed approximately $62 million to its other post-retirement benefit plans.

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

Duke Energy and most of its subsidiaries also provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Certain employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Duke Energy recognized pre-tax qualified pension cost of $6 million in 2009. In 2010, Duke Energy’s pre-tax qualified pension cost is expected to be approximately $30 million higher than in 2009 as a result of an increase in net actuarial loss amortization in 2010, primarily attributable to the effect of negative actual returns on assets from 2008. Duke Energy recognized pre-tax nonqualified pension cost of $13 million and pre-tax other post-retirement benefits cost of $34 million, in 2009. In 2010, pre-tax non-qualified pension cost and pre-tax other post-retirement benefits costs are expected to remain approximately the same as 2009.

For both pension and other post-retirement plans, Duke Energy assumed that its plan’s assets would generate a long-term rate of return of 8.5% as of December 31, 2009. The assets for Duke Energy’s pension and other post-retirement plans are maintained in a master trust. The investment objective of the master trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation target was set after considering the investment objective and the risk profile with respect to the trust. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I) and the Duke Energy Corporation Post-Retirement Medical Benefits Trust (VEBA II). The investment objective of the VEBAs is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. The VEBAs are passively managed.

The expected long-term rate of return of 8.5% for the plan’s assets was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted average returns expected by asset classes were 3.2% for U.S. equities, 2.0% for Non-U.S. equities, 1.0% for Global equities, 2.0% for fixed income securities, and 0.3% for real estate.

Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 5.50% as of December 31, 2009. Duke Energy determines the appropriate discount based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact Duke Energy’s future pension expense and liabilities. Management cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2009 pre-tax pension expense, pension obligation and other post-benefit obligation if a 0.25% change in rates were to occur:

	Qualified Pension Plans		Other Post-Retirement Plans

	+0.25%	-0.25%	+0.25%	-0.25%

	(in millions)

Effect on 2009 pension expense (pre-tax)

Expected long-term rate of return	$(11)	$ 11	$ (1)	$ 1

PART II

	Qualified Pension Plans		Other Post-Retirement Plans

	+0.25%	-0.25%	+0.25%	-0.25%

	(in millions)

Discount rate	$(2)	$2	$(1)	$1

Effect on benefit obligation, at December 31, 2009 Discount rate	(99)	99	(17)	17

Duke Energy’s U.S. post-retirement plan uses a medical care trend rate which reflects the near and long-term expectation of increases in medical health care costs. Duke Energy’s U.S. post-retirement plan uses a prescription drug trend rate which reflects the near and long-term expectation of increases in prescription drug health care costs. As of December 31, 2009, the medical care trend rates were 8.50%, which grades to 5.00% by 2019. As of December 31, 2009, the prescription drug trend rate was 11.00%, which grades to 5.00% by 2024. The following table presents the approximate effect on Duke Energy’s 2009 pre-tax other post-retirement expense and other post-benefit obligation if a 1% point change in the health care trend rate were to occur:

	Other Post-Retirement Plans
	+1.0%	-1.0%

	(in millions)

Effect on other post-retirement expense	$3	$(2)
Effect on post-retirement benefit obligation	38	(34)

For further information, see Note 20 to the Consolidated Financial Statements, “Employee Benefit Plans.”

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

At December 31, 2009, Duke Energy had cash and cash equivalents of approximately $1.5 billion, of which approximately $600 million is held in foreign jurisdictions and is forecasted to be used to fund the operations of and investments in International Energy. To fund its liquidity and capital requirements during 2010, Duke Energy will rely primarily upon cash flows from operations, borrowings, equity issuances to fund the dividend reinvestment plan (DRIP) and other internal plans and its existing cash and cash equivalents. The relatively stable operating cash flows of the U.S. Franchised Electric and Gas business segment compose a substantial portion of Duke Energy’s cash flows from operations and it is anticipated that it will continue to do so for the next several years. A material adverse change in operations, or in available financing, could impact Duke Energy’s ability to fund its current liquidity and capital resource requirements.

Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A. “Risk Factors” for details).

Duke Energy projects 2010 capital and investment expenditures of approximately $5.2 billion, primarily consisting of:

•	$4.2 billion at U.S. Franchised Electric and Gas

•	$0.6 billion at Commercial Power

•	$0.2 billion at International Energy and

•	$0.2 billion at Other

Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Based on this goal, approximately 80% of total projected 2010 capital expenditures are allocated to the U.S. Franchised Electric and Gas segment. Total U.S. Franchised Electric and Gas projected 2010 capital and investment expenditures include approximately $2.3 billion for system growth, $1.6 billion for maintenance and upgrades of existing plants and infrastructure to serve load growth, approximately $0.2 billion of nuclear fuel and approximately $0.1 billion of environmental expenditures.

With respect to the 2010 capital expenditure plan, Duke Energy has flexibility within its $5.2 billion budget to defer or eliminate certain spending should the broad economy continue to deteriorate. Of the $5.2 billion budget, approximately $2.9 billion relates to projects for which management has committed capital, including, but not limited to, the continued construction of Cliffside Unit 6 and the Edwardsport IGCC plant, and management intends to spend those capital dollars in 2010 irrespective of broader economic factors. Approximately $2.1 billion of projected 2010 capital expenditures are expected to be used primarily for overall system maintenance, customer connections and corporate expenditures. Although these expenditures are ultimately necessary to ensure overall system maintenance and reliability, the timing of the expenditures may be influenced by broad economic conditions and customer growth, thus management has more flexibility in terms of when these dollars are actually spent. The remaining planned 2010 capital expenditures of approximately $0.2 billion are of a discretionary nature and relate to growth opportunities in which Duke Energy may invest, provided there are opportunities to meet return expectations.

As a result of Duke Energy’s significant commitment to modernize its generating fleet through the construction of new units, as well as its focus on increasing its renewable energy portfolio, the ability to cost effectively manage the construction phase of current and future projects is critical to ensuring full and timely recovery of costs of construction within its regulated operations. Should Duke Energy encounter

PART II

significant cost overruns above amounts approved by the various state commissions, and those amounts are disallowed for recovery in rates, future cash flows and results of operations could be adversely impacted.

Duke Energy anticipates its debt to total capitalization ratio to remain at approximately 44% in 2010. In 2010, Duke Energy currently anticipates issuing additional net debt of approximately $1.7 billion at the operating subsidiary level, primarily for the purpose of funding capital expenditures. Due to the flexibility in the timing of projected 2010 capital expenditures, the timing and amount of debt issuances throughout 2010 could be influenced by changes in the timing of capital spending. Additionally, Duke Energy plans to generate approximately $400 million of cash from the issuance of common stock under its DRIP and other internal plans.

Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of approximately $3.14 billion. At December 31, 2009, Duke Energy has available borrowing capacity of approximately $1.9 billion under this facility. Management currently believes that amounts available under its revolving credit facility are accessible should there be a need to generate additional short-term financing in 2010, such as the issuance of commercial paper; however, due to the sustained downturn in overall economic conditions, specifically in the financial services sector, there is no guarantee that commitments provided by financial institutions under the revolving credit facility will be available if needed. Management expects that cash flows from operations, issuances of debt and cash generated from the issuance of common stock under the DRIP and other internal plans will be sufficient to cover the 2010 funding requirements related to capital and investments expenditures and dividend payments.

Duke Energy monitors compliance with all debt covenants and restrictions and does not currently believe it will be in violation or breach of its significant debt covenants during 2010. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action would be taken to mitigate any such issue. Duke Energy also maintains an active dialogue with the credit rating agencies.

Operating Cash Flows

Net cash provided by operating activities was $3,463 million in 2009, compared to $3,328 million in 2008, an increase in cash provided of $135 million. The increase in cash provided by operating activities was driven primarily by:

•	Excluding the impacts of non-cash impairment charges, net income increased during the year ended December 31, 2009 compared to the same period in 2008, and

•

Changes in traditional working capital amounts due to timing of cash receipts and cash payments, principally a net increase in cash from taxes of approximately $740 million, partially offset by an increase in coal inventory, partially offset by

•	An approximate $800 million increase in contributions to company sponsored pension plans.

Net cash provided by operating activities was $3,328 million in 2008, compared to $3,208 million in 2007, an increase in cash provided of $120 million. The increase in cash provided by operating activities was driven primarily by:

•	An approximate $412 million decrease in contributions to Duke Energy’s pension plan and other post retirement benefit plans, partially offset by

•	Net income of $1,362 million in 2008 compared to $1,500 million in 2007.

Investing Cash Flows

Net cash used in investing activities was $4,492 million in 2009, $4,611 million in 2008, and $2,151 million in 2007.

The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

Capital, Investment and Acquisition Expenditures by Business Segment

	Years Ended December 31,
	2009	2008	2007
	(in millions)

U.S. Franchised Electric and Gas	$3,560	$3,650	$2,613
Commercial Power	688	870	442
International Energy	128	161	74
Other	181	241	153

Total consolidated	$4,557	$4,922	$3,282

The decrease in cash used in investing activities in 2009 as compared to 2008 is primarily due to the following:

•	An approximate $365 million decrease in capital, investment and acquisition expenditures, due primarily to 2008 acquisitions discussed below.

This decrease in cash used was partially offset by the following:

•

An approximate $125 million decrease in proceeds from available-for-sale securities, net of purchases, due to net purchases of approximately $25 million in 2009 compared to net proceeds of approximately $100 million in 2008,

•	An approximate $70 million decrease in net emission allowance activity, reflecting net purchases in 2009 compared to net sales in 2008, and

•	An approximate $30 million decrease in proceeds from asset sales.

The increase in cash used in investing activities in 2008 as compared to 2007 is primarily due to the following:

•

An approximate $1,640 million increase in capital and investment expenditures, due primarily to capital expansion projects, the acquisition of Catamount (approximately $245 million) and the purchase of a portion of Saluda River Electric Cooperative (Saluda), Inc.’s ownership interest in the Catawba Nuclear Station in 2008 (approximately $150 million),

•

An approximate $875 million decrease in proceeds from available-for-sale securities, net of purchases, due to net proceeds of approximately $100 million in 2008 compared to net proceeds of approximately $975 million in 2007, primarily as a result of investing

PART II

excess cash obtained from the issuances of debt during 2008 versus utilizing short-term investments as a source of cash in 2007, and

•	An approximate $60 million decrease in proceeds from asset sales.

These increases in cash used were partially offset by the following:

•	An approximate $100 million increase in proceeds from the sale of emission allowances, net of purchases.

PART II

Financing Cash Flows and Liquidity

Duke Energy’s consolidated capital structure as of December 31, 2009, including short-term debt, was 44% debt and 56% common equity. The fixed charges coverage ratio, calculated using Securities and Exchange Commission (SEC) guidelines, was 3.0 times for 2009, 3.4 times for 2008, and 3.7 times for 2007.

Net cash provided by financing activities was $1,585 million in 2009 compared to $1,591 million in 2008, a decrease in cash provided of $6 million. The change was due primarily to the following:

•	An approximate $475 million decrease due to the repayment of the Duke Energy Ohio credit facility drawdown and outstanding commercial paper, and

•	An approximate $80 million increase in dividends paid in 2009.

These decreases in cash provided were partially offset by:

•	An approximate $385 million increase in proceeds from the issuances of common stock primarily related to the DRIP and other internal plans, and

•

An approximate $210 million increase in proceeds from issuances of long-term debt, net of redemptions, as a result of net issuances of approximately $2,875 million during 2009 as compared to net issuances of approximately $2,665 million during 2008.

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

•	An approximate $400 million increase due to the distribution of cash in 2007 related to the spin-off of Spectra Energy,

•	An approximate $110 million increase due to payments for the redemption of convertible notes in 2007, and

•	An approximate $80 million increase in proceeds from the issuances of common stock primarily related to the DRIP and other internal plans.

These increases were partially offset by:

•	An approximate $690 million decrease in proceeds from issuances of notes payable and commercial paper, net of repayments, and

•	An approximate $50 million increase in dividends paid in 2008.

Significant Financing Activities—Year Ended 2009. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans. Proceeds from all issuances of common stock, primarily related to the DRIP and other employee benefit plans, including employee exercises of stock options, were approximately $519 million in 2009.

During the year ended December 31, 2009, Duke Energy’s total dividend per share of common stock was $0.94, which resulted in dividend payments of approximately $1,222 million.

In December 2009, Duke Energy Ohio issued $250 million principal amount of first mortgage bonds, which carry a fixed interest rate of 2.10% and mature June 15, 2013. Proceeds from this issuance, together with cash on hand, were used to repay Duke Energy Ohio’s borrowing under Duke Energy’s master credit facility. In conjunction with this debt issuance, Duke Energy Ohio entered into an interest rate swap agreement that converted interest on this debt issuance from the fixed coupon rate to a variable rate. The initial variable rate was set at 0.31%.

In November 2009, Duke Energy Carolinas issued $750 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.30% and mature February 15, 2040. Proceeds from this issuance will be used to fund capital expenditures and general corporate purposes, including the repayment at maturity of $500 million of senior notes and first mortgage bonds in the first half of 2010.

In October 2009, Duke Energy Indiana refunded $50 million of tax-exempt variable-rate demand bonds through the issuance of $50 million principal amount of tax-exempt term bonds, which carry a fixed interest rate of 4.95% and mature October 1, 2040. The tax-exempt bonds are secured by a series of Duke Energy Indiana’s first mortgage bonds.

In September 2009, Duke Energy Ohio and Duke Energy Indiana repaid and immediately re-borrowed approximately $279 million and $123 million, respectively, under Duke Energy’s master credit facility.

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

PART II

remaining $127 million had initial rates of 0.5% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

Significant Financing Activities—Year Ended 2008. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans. Proceeds from all issuances of common stock, primarily related to the DRIP and other employee benefit plans, including employee exercises of stock options, were approximately $133 million in 2008.

During the year ended December 31, 2008, Duke Energy’s total dividend per share of common stock was $0.90, which resulted in dividend payments of approximately $1,143 million.

In December 2008, Duke Energy Kentucky refunded $50 million of tax-exempt auction rate bonds through the issuance of $50 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due August 1, 2027, had an initial interest rate of 0.65% which is reset on a weekly basis.

In November 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $500 million carry a fixed interest rate of 7.00% and mature November 15, 2018 and $400 million carry a fixed interest rate of 5.75% and mature November 15, 2013. The net proceeds from issuance were used to repay amounts borrowed under the master credit facility, to repay senior notes due January 1, 2009, to replenish cash used to repay senior notes at their scheduled maturity in October 2008 and for general corporate purposes.

In October 2008, International Energy issued approximately $153 million of debt in Brazil, of which approximately $112 million mature in September 2013 and carry a variable interest rate equal to the Brazil interbank rate plus 2.15%, and approximately $41 million mature in September 2015 and carry a fixed interest rate of 11.6% plus an annual inflation index. International Energy used these proceeds to pre-pay existing long-term debt balances.

In September 2008, Duke Energy and its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. For additional information, see “Available Credit Facilities and Restrictive Debt Covenants” below.

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

In April 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $300 million carry a fixed interest rate of 5.10% and mature April 15, 2018 and $600 million carry a fixed interest rate of 6.05% and mature April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which will be reset on a weekly basis.

In January 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $400 million carry a fixed interest rate of 5.25% and mature January 15, 2018 and $500 million carry a fixed interest rate of 6.00% and mature January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

Significant Financing Activities—Year Ended 2007. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Proceeds from all issuances of common stock, primarily related to employee benefit plans, including employee exercises of stock options, were approximately $50 million in 2007.

During the year ended December 31, 2007, Duke Energy’s total dividend per share of common stock was $0.86, which resulted in dividend payments of approximately $1,089 million.

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

In June 2007, Duke Energy Carolinas issued $500 million principal amount of 6.10% senior unsecured notes due June 1, 2037. The net proceeds from the issuance were used to redeem commercial paper that was issued to repay the outstanding $249 million 6.6% Insured Quarterly Senior Notes due 2022 on April 30, 2007, and approximately $110 million of convertible debt discussed below. The remainder was used for general corporate purposes.

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

Available Credit Facilities and Restrictive Debt Covenants. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy and its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers), each have borrowing capacity under the master credit

PART II

facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds.

Master Credit Facility Summary as of December 31, 2009 (in millions)(a)

	Credit Facility Capacity	Commercial Paper	Draw Down on Credit Facility	Letters of Credit	Tax-Exempt Bonds	Total Amount Utilized	Available Credit Facility Capacity

Duke Energy Corporation
$3,137 multi-year syndicated(b)(c)	$ 3,137	$ 450	$ 397	$ 121	$ 285	$1,253	$1,884

(a)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains sub limits at December 31, 2009 as follows: $1,097 million for Duke Energy, $840 million for Duke Energy Carolinas, $650 million for Duke Energy Ohio, $450 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky.

The loans under the master credit facility are revolving credit loans that currently bear interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread ranging from 19 to 23 basis points. The loan for Duke Energy, which was approximately $274 million at December 31, 2009, has a stated maturity of June 2012, while the loan for Duke Energy Indiana, which was approximately $123 million at December 31, 2009, had a stated maturity of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 on an annual basis up through the date the master credit facility matures in June 2012. As a result of these annual renewal provisions, in September 2009, Duke Energy Indiana repaid and immediately re-borrowed approximately $123 million under the master credit facility. Duke Energy and Duke Energy Indiana have the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, total borrowings by Duke Energy and Duke Energy Indiana of approximately $397 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at December 31, 2009.

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

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2009, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Duke Energy and certain subsidiaries each hold credit ratings by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). Duke Energy’s corporate credit rating and issuer credit rating from S&P and Moody’s, respectively, as of February 1, 2010 is A- and Baa2, respectively. The following table summarizes the February 1, 2010 unsecured credit ratings from the rating agencies retained by Duke Energy and its principal funding subsidiaries.

Senior Unsecured Credit Ratings Summary as of February 1, 2010

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

Credit-Related Clauses. Duke Energy may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at S&P or Moody’s. As of December 31, 2009, Duke Energy had approximately $6 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $16 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s.

PART II

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

Duke Energy has paid quarterly cash dividends for 84 consecutive years and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries. As discussed in Note 4 to the Consolidated Financial Statements “Regulatory Matters”, Duke Energy’s wholly-owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy via dividend, advance or loan as a result of conditions imposed by various regulators in conjunction with Duke Energy’s merger with Cinergy. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2009, the amount of restricted net assets of wholly-owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is approximately $10.5 billion. However, Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated Retained Earnings account. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have any significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

Off-Balance Sheet Arrangements

Duke Energy and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.

Most of the guarantee arrangements entered into by Duke Energy enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly-owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy, either on its own or on behalf of Spectra Energy Capital, LLC (Spectra Capital) through indemnification agreements entered into as part of the spin-off of Spectra Energy, having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

Duke Energy performs ongoing assessments of its guarantee obligations to determine whether any liabilities have been triggered as a result of potential increased non-performance risk by parties for which Duke Energy has issued guarantees. Except for certain performance obligations related to Crescent, which filed Chapter 11 bankruptcy petitions in a U.S. Bankruptcy court in June 2009 and for which a liability of approximately $26 million was recorded during 2009 due to the probability of performance under certain guarantees, it is not probable as of December 31, 2009 that Duke Energy will have to perform under its remaining existing guarantee obligations. However, management continues to monitor the financial condition of the third parties or non-wholly-owned entities for whom Duke Energy has issued guarantees on behalf of to determine whether performance under these guarantees becomes probable in the future.

See Note 17 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.

Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position.

Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky have an agreement to sell certain of their accounts receivable and related collections to Cinergy Receivables, which purchases, on a revolving basis, nearly all of the retail accounts receivable and related collections of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. Cinergy Receivables is not consolidated by Duke Energy since it meets the requirements to be accounted for as a qualifying special purpose entity (QSPE). Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky each retain an interest in the receivables transferred to Cinergy Receivables. The transfers of receivables are accounted for as sales under the accounting guidance for transfers and servicing of financial assets. For a more detailed discussion of the sale of certain accounts receivable, see Note 21 to the Consolidated Financial Statements, “Variable Interest Entities.” With the adoption of new accounting rules related to variable interest entities (VIEs) and transfers and servicing of financial assets on January 1, 2010, Duke Energy began consolidating Cinergy Receivables as of that date.

Duke Energy also holds interests in other VIEs, both consolidated and unconsolidated. For further information, see Note 21 to the Consolidated Financial Statements, “Variable Interest Entities”.

Other than the guarantee arrangements discussed above and normal operating lease arrangements, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information on these commitments, see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”

PART II

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations for each of the periods presented. It is expected that the majority of current liabilities on the Consolidated Balance Sheets will be paid in cash in 2010.

Contractual Obligations as of December 31, 2009

	Payments Due By Period
	Total	Less than 1 year (2010)	2-3 Years (2011 & 2012)	4-5 Years (2013 & 2014)	More than 5 Years (Beyond 2015)
	(in millions)

Long-term debt(a)	$29,323	$1,778	$4,518	$4,197	$18,830
Capital leases(b)	609	37	76	64	432
Operating leases(b)	536	108	142	89	197
Purchase Obligations:(h)
Firm capacity and transportation payments(c)	471	60	66	55	290
Energy commodity contracts(d)	9,763	2,891	3,551	1,178	2,143
Other purchase, maintenance and service obligations(e)	2,812	1,679	823	76	234
Other funding obligations(f)	480	48	96	96	240

Total contractual cash obligations(g)	$43,994	$6,601	$9,272	$5,755	$22,366

(a)	See Note 15 to the Consolidated Financial Statements, “Debt and Credit Facilities.” Amount includes interest payments over life of debt. Interest payments on variable rate debt instruments were calculated using interest rates derived from the interpolation of the forecast interest rate curve. In addition, a spread was placed on top of the interest rates to aid in capturing the volatility inherent in projecting future interest rates.
(b)	See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”. Amounts in the table above include the interest component of capital leases based on the interest rates explicitly stated in the lease agreements.
(c)	Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity, and natural gas transportation contracts.
(d)	Includes contractual obligations to purchase physical quantities of electricity, coal, nuclear fuel and limestone. Also, includes contracts that Duke Energy has designated as hedges, undesignated contracts and contracts that qualify as normal purchase/normal sale (NPNS). For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2009. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting agreements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.
(e)	Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for new generation plants and nuclear plant refurbishments, environmental projects on fossil facilities, major maintenance of certain non-regulated plants, maintenance and day to day contract work at certain wind facilities and commitments to buy wind and combustion turbines (CT). Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase cannot be determined.
(f)	Relates to future annual funding obligations to the nuclear decommissioning trust fund (NDTF) (see Note 7 to the Consolidated Financial Statements, “Asset Retirement Obligations”).
(g)	The table above excludes certain obligations discussed herein related to amounts recorded within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets due to the uncertainty of the timing and amount of future cash flows necessary to settle these obligations. The amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as Duke Energy may use internal resources or external resources to perform retirement activities. As a result, cash obligations for asset retirement activities are excluded from the table above. However, the vast majority of asset retirement obligations will be settled beyond 2014. Asset retirement obligations recognized on the Consolidated Balance Sheets total $3,185 million and the fair value of the NDTF, which will be used to help fund these obligations, is $1,765 million at December 31, 2009. The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing of when cash payments will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 20 to the Consolidated Financial Statements, “Employee Benefit Plans”) and regulatory liabilities (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and Investment Tax Credits recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Additionally, amounts related to uncertain tax positions are excluded from the table above due to uncertainty of timing of future payments.
(h)	Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected in the Consolidated Balance Sheets, have been excluded from the above table.

PART II

Quantitative and Qualitative Disclosures About Market Risk

Risk Management Policies

Duke Energy is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Chief Risk Officer and other members of management on market risk positions, corporate exposures, credit exposures and overall risk management activities. The Chief Risk Officer is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

Commodity Price Risk

Duke Energy is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Duke Energy’s exposure to these fluctuations is limited by the cost-based regulation of its U.S. Franchised Electric and Gas operations and certain portions of Commercial Power’s operations as these regulated operations are typically allowed to recover certain of these costs through various cost-recovery clauses, including the fuel clause. While there may be a delay in timing between when these costs are incurred and when these costs are recovered through rates, changes from year to year have no material impact on operating results of these regulated operations. Additionally, most of Duke Energy’s long-term power sales contracts substantially shift all fuel price risk to the purchaser.

Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 8 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities.”

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

Certain derivatives used to manage Duke Energy’s commodity price exposure are accounted for as either cash flow hedges or fair value hedges. To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until after delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including the use of contracts with different commodities or unmatched terms and counterparty credit risk. Hedge effectiveness is monitored regularly and measured at least quarterly.

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Energy enters into other contracts that qualify for the NPNS exception. When a contract meets the criteria to qualify as a NPNS, U.S. Franchised Electric and Gas and Commercial Power apply such exception. Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract as long as the transaction remains probable of occurring.

Other derivatives used to manage Duke Energy’s commodity price exposure are either not designated as a hedge or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Undesignated derivatives entered into by regulated businesses reflect mark-to-market changes of the derivative instruments fair value as a regulatory asset or liability on the Consolidated Balance Sheets. Undesignated derivatives entered into by unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.

Generation Portfolio Risks for 2010. Duke Energy is primarily exposed to market price fluctuations of wholesale power, natural gas, and coal prices in the U.S. Franchised Electric and Gas and Commercial Power segments. Duke Energy optimizes the value of its bulk power marketing and non-regulated generation portfolios. The portfolios include generation assets (power and capacity), fuel, and emission allowances. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% price change per MWh in forward wholesale power prices would have a corresponding effect on Duke Energy’s pre-tax income of approximately $12 million in 2010 and would have had a $10 million impact in 2009, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% change in the forward price per ton of coal would have a corresponding effect on Duke Energy’s pre-tax income of approximately $8 million in 2010 and would have had a $10 million impact in 2009, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% price change per Million British Thermal Unit (MMBtu) in natural gas prices would have a corresponding effect on Duke Energy’s pre-tax income of approximately $6 million in 2010 and would have had a $5 million impact in 2009, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below.

Sensitivities for derivatives beyond 2010. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2010 are also exposed to changes in fair value due to market price fluctuations of wholesale power and coal. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% price change in the forward price per MWh of wholesale power would have a corresponding effect on Duke Energy’s pre-tax income of approximately $24 million in 2010 and would have had a $11 million impact in 2009, resulting from the impact of mark-to-market changes on non-qualifying and undesignated power contracts pertaining to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% change in the forward price per ton of coal would have a corresponding effect on Duke Energy’s pre-tax income of approximately $10 million

PART II

in 2010 and 2009, resulting from the impact of mark-to-market changes on non-qualifying and undesignated coal contracts pertaining to periods in excess of one year from the respective date.

Other Commodity Risks. At December 31, 2009 and 2008, pre-tax income in 2010 and 2009 was not expected to be materially impacted for exposures to other commodities’ price changes.

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

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2009 and 2008, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy and its subsidiaries also have credit risk exposure through issuance of performance guarantees, letters of credit and surety bonds on behalf of less than wholly-owned entities and third parties. Where Duke Energy has issued these guarantees, it is possible that Duke Energy could be required to perform under these guarantee obligations in the event the obligor under the guarantee fails to perform. Where Duke Energy has issued guarantees related to assets or operations that have been disposed of via sale, Duke Energy attempts to secure indemnification from the buyer against all future performance obligations under the guarantees. See Note 17 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further information on guarantees issued by Duke Energy or its subsidiaries.

Duke Energy is also subject to credit risk of its vendors and suppliers in the form of performance risk on contracts including, but not limited to, outsourcing arrangements, major construction projects and commodity purchases. Duke Energy’s credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.

Based on Duke Energy’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy does not anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 8, 9, and 15 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management, Derivative Instruments and Hedging Activities,” “Fair Value of Financial Assets and Liabilities,” and “Debt and Credit Facilities.”

Based on a sensitivity analysis as of December 31, 2009, it was estimated that if market interest rates average 1% higher (lower) in 2010 than in 2009, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $19 million. Comparatively, based on a sensitivity analysis as of December 31, 2008, had interest rates averaged 1% higher (lower) in 2009 than in 2008, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $28 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2009 and 2008. The decrease in interest rate sensitivity is primarily due to a decrease in tax-exempt bonds and commercial paper, partial repayment of the master credit facility borrowings, and increased cash balances. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

PART II

Marketable Securities Price Risk

As described further in Note 10 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities,” Duke Energy invests in debt and equity securities as part of various investment portfolios to fund certain obligations of the business. The vast majority of the investments in equity securities are within the NDTF and assets of the various pension and other post-retirement benefit plans.

NDTF. As discussed further in Note 7 to the Consolidated Financial Statements, “Asset Retirement Obligations”, Duke Energy maintains trust funds to fund the costs of nuclear decommissioning. As of December 31, 2009, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per NRC and NCUC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments are exposed to price fluctuations in debt and equity markets. Accounting for nuclear decommissioning recognizes that costs are recovered through U.S. Franchised Electric and Gas’ rates; therefore, fluctuations in equity prices do not affect Duke Energy’s Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities. Earnings or losses of the fund will ultimately impact the amount of costs recovered through U.S. Franchised Electric and Gas’ rates over time. Management monitors the NDTF investment portfolio by benchmarking the performance of the investments against certain indices and by maintaining and periodically reviewing target allocation percentages for various asset classes.

The following table provides the fair value of investments held in the NDTF at December 31, 2009:

Fair Value at December 31, 2009
(in millions)

Equity Securities	$ 1,156
Corporate Debt Securities	195
U.S. Government Bonds	258
Municipal Bonds	56
Other	100

Total	$ 1,765

Pension Plan Assets. Duke Energy maintains investments to help fund the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy has established asset allocation targets for its pension plan holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held. Duke Energy’s target asset allocation for equity securities is approximately 64% of the value of the plan assets and the holdings are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. A significant decline in the value of plan asset holdings could require Duke Energy to increase its funding of the pension plan in future periods, which could adversely affect cash flows in those periods. Additionally, a decline in the fair value of plan assets, absent additional cash contributions to the plan, could increase the amount of pension cost required to be recorded in future periods, which could adversely affect Duke Energy’s results of operations in those periods. During 2009, Duke Energy contributed approximately $800 million to its qualified pension plan. See Note 20 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

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

In 2010, Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real. A 10% devaluation in the currency exchange rates as of December 31, 2009 in all of Duke Energy’s exposure currencies would result in an estimated net pre-tax loss on the translation of local currency earnings of approximately $20 million to Duke Energy’s Consolidated Statements of Operations in 2010. The Consolidated Balance Sheet would be negatively impacted by approximately $160 million currency translation through the cumulative translation adjustment in AOCI as of December 31, 2009 as a result of a 10% devaluation in the currency exchange rates. For comparative purposes, as of December 31, 2008, a 10% devaluation in the currency exchange rates in all of Duke Energy’s exposure currencies was expected to result in an estimated net pre-tax loss on the translation of local currency earnings of approximately $10 million to Duke Energy’s Consolidated Statements of Operations and a reduction of approximately $120 million currency translation through the cumulative translation adjustment in AOCI as of December 31, 2008.

Other Issues

Global Climate Change. Although there is still much to learn about the causes and long-term effects of climate change, many, including Duke Energy, advocate taking steps now to begin reducing greenhouse gas (GHG) emissions with the long-term aim of stabilizing the atmospheric concentration of GHGs at a level that avoids any potentially worst-case effects of climate change.

The EPA publishes an inventory of man-made U.S. GHG emissions annually. Carbon dioxide (CO2), a byproduct of fossil fuel combustion, currently accounts for about 85% of total U.S. GHG emissions. Duke Energy’s GHG emissions consist primarily of CO2 and most come from its fleet of coal fired power plants in the U.S. In 2009, Duke Energy’s U.S. power plants emitted approximately 91 million tons of CO2. The CO2 emissions from Duke Energy’s international electric operations are less than 3 million tons annually. Duke Energy’s future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and Duke Energy’s decisions regarding generation technologies deployed to meet customer electricity needs.

Congress has not yet passed legislation mandating control or reduction of GHGs. On June 26, 2009, the U. S. House of Representatives passed H.R. 2454 - the American Clean Energy and Security Act of 2009 (ACES). This legislation includes a GHG cap-and-trade program that covers approximately 85% of the GHG emissions in the U.S. economy, including emissions from the electric utility sector. The legislation also includes a combined efficiency and renewable electricity standard that applies to the electric utility sector. The standard establishes

PART II

minimum requirements for the amount of renewable energy electric utilities must provide to end-use customers on an annual basis. It allows companies to comply by providing renewable energy, buying renewable energy credits from other companies or the government, or by reducing customer electricity demand through the deployment of energy efficiency programs.

On November 5, 2009, the U.S. Senate Environment and Public Works Committee passed and sent to the Senate floor S. 1733 - the Clean Energy Jobs and American Power Act of 2009 (S. 1733). The legislation included an economy-wide cap-and-trade program similar to the one contained in ACES. The Senate Energy and Natural Resources Committee had previously passed legislation containing new requirements for energy efficiency and for a renewable electricity standard. No further Senate action has been taken on either bill since passage out of their respective committees.

The debates that took place in the U.S. Senate in 2008 and 2009 make it clear that there are wide-ranging views among Senators regarding what constitutes acceptable climate change legislation. These divergent views, the state of the economy, the current structure of the Senate necessitating 60 votes to move legislation and the political pressures as the 2010 mid-term election approaches, make passage of federal climate change legislation in the Senate in 2010 highly uncertain. If the Senate were to pass some type of climate change legislation in 2010, the Senate legislation would need to be reconciled with ACES. This adds another layer of uncertainty to the prospects for enactment of climate change legislation in 2010.

On December 7, 2009, the EPA finalized an Endangerment Finding for greenhouse gases under the CAA. The Endangerment Finding does not impose any regulatory requirements on industry, but is a necessary prerequisite for the EPA to be able to finalize its proposed GHG emission standard for new motor vehicles. It is expected that the EPA will finalize its New Motor Vehicle Rule by the end of March 2010. Implementation of the New Motor Vehicle Rule may trigger permitting requirements and potentially GHG emission control requirements for new and existing “major” stationary sources of GHG emissions which would include all of Duke Energy’s fossil fuel facilities. The EPA has stated that permitting requirements for GHGs will not apply to stationary sources in 2010.

The EPA has also proposed the Tailoring Rule, which is expected to be finalized by the end of March 2010. This rule is intended to provide relief from the EPA’s GHG regulations for certain types of stationary sources, but not electric generating facilities. There is, at present, considerable uncertainty over the timing and the specific requirements that would apply to any stationary source that might potentially be subject to GHG permitting and emission reduction requirements as a result of the EPA’s rules. Although Duke Energy does not anticipate taking actions that would trigger the GHG permitting requirements or GHG emission reduction requirements at any of its existing generating facilities, if it were to do so, the current uncertainty surrounding the implementation of the rules and the requirements that might apply prevent management from being able to determine at this time whether the EPA rules will have a material impact on Duke Energy’s future results of operations. Numerous groups have already filed petitions with the D.C. Circuit Court of Appeals for review of the EPA’s Endangerment Finding. It is likely that the EPA’s upcoming New Motor Vehicle and Tailoring rules will also be challenged in court once they are finalized. The current and expected legal challenges create additional uncertainty with respect to the EPA rules and what regulatory requirements, if any, will result from the rules.

Duke Energy supports the enactment of workable federal GHG legislation. Duke Energy prefers federal legislation over any EPA regulation of GHG emissions under the current CAA and believes that any legislation must include provisions that block the EPA from doing so and provide that the legislative program is the sole remedy for a source’s GHG emissions. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and zero-emitting technologies are developed and become available for wide-scale deployment at a reasonable cost. Federal legislation should also include effective cost-containment measures to protect the U.S. economy from harmful consequences if compliance costs are excessive.

Duke Energy is unable to determine the potential cost of complying with unspecified and unknowable future GHG legislation or any indirect costs that might result, however, such costs could be significant. Duke Energy’s cost of complying with any legislatively-mandated federal GHG emissions regulations will depend upon the design details of the program, and upon the future levels of Duke Energy’s GHG emissions that might be regulated under the program. If potential future federal GHG legislation mandates a cap-and-trade approach, for example, the design elements of such a program that will have the greatest influence on Duke Energy’s compliance costs include (i) the level of the emissions cap over time, (ii) the GHG emission sources covered under the cap, (iii) the number of allowances that Duke Energy might be allocated at no cost on a year-to-year basis, (iv) the type and effectiveness of any cost containment measures that may be included in the program, (v) the role of emission offsets in the program, (vi) the availability and cost of technologies that will be available for Duke Energy to deploy to lower its emissions over time, and (vii) the price of allowances and emission offsets. Although Duke Energy believes it is likely that Congress will adopt mandatory GHG emission reduction legislation at some point, the timing and design details of any such legislation are highly uncertain at this time.

Assuming that a federal GHG cap-and-trade program is eventually enacted, Duke Energy’s compliance obligation under such a program would generally be determined by the difference between the level of its emissions in a given year and the number of no-cost allowances it receives for that year. This difference would represent the emission reductions that Duke Energy would need to achieve to comply and/or the number of allowances and/or offsets Duke Energy would need to purchase to comply, or a combination of the two. The cost of achieving the emission reductions and/or the cost of purchasing the needed allowances and/or emission offsets would represent Duke Energy’s compliance costs. This is why the more no-cost allowances Duke Energy receives, the lower its compliance obligation will be, and the lower its compliance cost will be. This is also why actions Duke Energy is taking today to reduce its GHG emissions over time will lower its exposure to any future GHG regulation. Under any future scenario involving mandatory GHG limitations, Duke Energy would plan to seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

        Although a near-term compliance strategy under a GHG cap-and-trade program might be focused primarily on the purchase of allowances and/or offsets due to the lack of available emission reduction technologies and/or the time it would take to deploy technologies once they become available, it is likely that over time there would be more focus placed on deploying technology to achieve large-scale reductions in emissions. This strategy could involve replacing some existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology when the technologies become ready for deployment. Although there is uncertainty about what new technologies may be developed, when they may be deployed, and what their costs will be, Duke Energy currently is focused on advanced nuclear generation, IGCC with CO2 capture and sequestration, and CO2 capture and storage retrofit technology for existing pulverized coal-fired generation as promising technologies for generating electricity with lower or no CO2 emissions. Duke Energy is also making a significant commitment to increased customer energy efficiency and promoting enhanced use of renewable energy for meeting customers’ electricity needs. Duke Energy’s actions are designed to build a sustainable business that allows our customers and our shareholders to prosper in what is expected to be a carbon-constrained environment.

At the state level, the Midwestern Governors Association launched an initiative several years ago called the Midwestern Greenhouse Gas Reduction Accord (Accord). One of the objectives of the initiative was to produce a Model Rule for implementing a GHG cap-and-trade system on a regional level for consideration by individual states. In October 2009, the Accord produced a draft Model Rule, and plans to finalize the document in early 2010. Once finalized, the Model Rule will be available to states for their consideration and possible adoption and implementation. The states of Ohio and Indiana, where Duke Energy has electric generation operations, have been observers to the

PART II

Accord process and have shown no interest in adopting the Model Rule. Based on the current position of Indiana and Ohio in this regard, Duke Energy does not anticipate any cost impacts from the initiative.

In December 2007, Duke Energy began the regulatory process to construct a new nuclear power plant, William States Lee III Nuclear Station, in South Carolina, by petitioning the NRC for a COL. If constructed, this facility would produce virtually no GHGs.

With regard to advanced clean-coal, Duke Energy is in the process of constructing an IGCC power plant in Indiana. One of the key features of the IGCC technology is that it has the potential to support the capture of its CO2 emissions, with subsequent underground storage of the captured CO2. Although the IGCC plant, scheduled to begin operations in 2012, is not currently being equipped with the technology to capture CO2, space was included in the design of the plant for this technology to be added later. Duke Energy is working to complete in early 2011 the front-end engineering and design of a CO2-capture facility. The deployment of CO2 capture and storage technology would help Duke Energy comply with any future GHG emission reduction requirements.

The state legislatures of North Carolina and Ohio have passed laws that require Duke Energy to meet increasing percentages of its customers’ electricity needs with renewable energy and customer energy efficiency. In North Carolina the requirement reaches 12.5% in 2021 and in Ohio it reaches a minimum of 12.5% in 2024. Duke Energy will be meeting these requirements through a variety of actions and each is expected to assist Duke Energy’s overall effort to reduce its CO2 emissions. Versions of an energy efficiency and renewable electricity standard have been passed by the House as part of ACES and by the Senate Energy and Natural Resources Committee in S. 1462. Given the current challenges associated with passing comprehensive federal climate change legislation, Congress could instead attempt to pass energy legislation in 2010 that includes a federal energy efficiency and renewable electricity standard – provisions both the full House and a Senate committee have approved, albeit at different levels. If this were to occur, Duke Energy’s compliance with the North Carolina and Ohio requirements would further its ability to comply with whatever federal requirements Congress might enact.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy has filed for regulatory approval in most of the states in which it operates for its energy efficiency programs, which will help meet customer electricity needs by increasing energy efficiency, thereby reducing demand instead of relying almost exclusively on new power plants to generate electricity. Duke Energy has received regulatory approval from Ohio, North Carolina and South Carolina and is in the process of rolling programs out in these states. Duke Energy received regulatory approval from Indiana and has withdrawn its filing in Kentucky.

Duke Energy recognizes that certain groups associate frequent and severe extreme weather events with climate change and the associated damage to the electric distribution system and the possibility that these weather events could have a material impact on future results of operations should these events occur. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any changes might take place, and the inability to predict these accurately, make estimating any potential future financial risk to Duke Energy’s operations that may be caused by the physical risks of climate change impossible. Currently, Duke Energy plans and prepares for extreme weather events that it experiences from time to time, such as ice storms, tornados, severe thunderstorms, high winds and droughts. Duke Energy’s past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future climate change-related severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events. Duke Energy also routinely takes steps to reduce the potential impact of severe weather events on its electric distribution systems. Duke Energy does not currently operate in coastal areas and therefore is not exposed to the effects of potential sea level rise. Duke Energy’s electric generating facilities are designed to withstand extreme weather events without damage. Duke Energy maintains an inventory of coal and oil on site to mitigate the effects of any potential short-term disruption in its fuel supply so it can continue to provide its customers with an uninterrupted supply of electricity.

For additional information on other issues related to Duke Energy, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”

New Accounting Standards

The following new Accounting Standard Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of December 31, 2009:

Accounting Standards Codification (ASC) 860 – Transfers and Servicing. In June 2009, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminates the concept of a QSPE and requires those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, this revised accounting guidance is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. Since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy has not consolidated Cinergy Receivables, and the transfers have been accounted for as sales. Upon adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs will be impacted as Cinergy Receivables will be consolidated by Duke Energy as of January 1, 2010. See Note 21 for additional information.

        ASC 810 - Consolidations. In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a VIE. This revised accounting guidance also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy, this accounting guidance is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of this revised accounting guidance is prohibited. Upon adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs will be impacted as Cinergy Receivables will be consolidated by Duke Energy effective January 1, 2010. Duke Energy is currently evaluating the potential impact of the adoption of this revised accounting guidance on its other interests in VIEs and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows or financial position.

PART II

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Duke Energy Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 26, 2010

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

	Years Ended December 31,
	2009	2008	2007
Operating Revenues
Regulated electric	$10,033	$9,325	$8,976
Non-regulated electric, natural gas, and other	2,050	3,092	3,024
Regulated natural gas	648	790	720
Total operating revenues	12,731	13,207	12,720
Operating Expenses
Fuel used in electric generation and purchased power - regulated	3,246	3,007	2,602
Fuel used in electric generation and purchased power - non-regulated	765	1,400	1,344
Cost of natural gas and coal sold	433	613	557
Operation, maintenance and other	3,313	3,351	3,324
Depreciation and amortization	1,656	1,670	1,746
Property and other taxes	685	639	649
Goodwill and other impairment charges	420	85	-
Total operating expenses	10,518	10,765	10,222
Gains (Losses) on Sales of Other Assets and Other, net	36	69	(5)
Operating Income	2,249	2,511	2,493
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	70	(102)	157
Losses on sales and impairments of unconsolidated affiliates	(21)	(9)	-
Other income and expenses, net	284	232	271
Total other income and expenses	333	121	428
Interest Expense	751	741	685
Income From Continuing Operations Before Income Taxes	1,831	1,891	2,236
Income Tax Expense from Continuing Operations	758	616	712
Income From Continuing Operations	1,073	1,275	1,524
Income (Loss) From Discontinued Operations, net of tax	12	16	(22)
Income Before Extraordinary Items	1,085	1,291	1,502
Extraordinary Items, net of tax	-	67	-
Net Income	1,085	1,358	1,502
Less: Net Income (Loss) Attributable to Noncontrolling Interests	10	(4)	2
Net Income Attributable to Duke Energy Corporation	$1,075	$1,362	$1,500

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.82	$1.01	$1.21
Diluted	$0.82	$1.01	$1.20
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$0.01	$0.02	$(0.02)
Diluted	$0.01	$0.01	$(0.02)
Earnings per share (before extraordinary items)
Basic	$0.83	$1.03	$1.19
Diluted	$0.83	$1.02	$1.18
Earnings per share (from extraordinary items)
Basic	$-	$0.05	$-
Diluted	$-	$0.05	$-
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.83	$1.08	$1.19
Diluted	$0.83	$1.07	$1.18
Dividends per share	$0.94	$0.90	$0.86
Weighted-average shares outstanding
Basic	1,293	1,265	1,260
Diluted	1,294	1,267	1,265

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,542	$986
Short-term investments	-	51
Receivables (net of allowance for doubtful accounts of $48 at December 31, 2009 and $42 at December 31, 2008)	1,741	1,653
Inventory	1,515	1,135
Other	968	1,448
Total current assets	5,766	5,273
Investments and Other Assets
Investments in equity method unconsolidated affiliates	436	473
Nuclear decommissioning trust funds	1,765	1,436
Goodwill	4,350	4,720
Intangibles, net	593	680
Notes receivable	130	134
Other	2,533	2,577
Total investments and other assets	9,807	10,020
Property, Plant and Equipment
Cost	55,362	50,304
Less accumulated depreciation and amortization	17,412	16,268
Net property, plant and equipment	37,950	34,036
Regulatory Assets and Deferred Debits
Deferred debt expense	258	257
Regulatory assets related to income taxes	557	625
Other	2,702	2,866
Total regulatory assets and deferred debits	3,517	3,748
Total Assets	$57,040	$53,077

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS - (Continued)

(In millions, except per-share amounts)

	December 31,
	2009	2008
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,390	$1,477
Notes payable and commercial paper	-	543
Taxes accrued	428	362
Interest accrued	222	187
Current maturities of long-term debt	902	646
Other	1,146	1,130
Total current liabilities	4,088	4,345
Long-term Debt	16,113	13,250
Deferred Credits and Other Liabilities
Deferred income taxes	5,615	5,117
Investment tax credits	310	148
Asset retirement obligations	3,185	2,567
Other	5,843	6,499
Total deferred credits and other liabilities	14,953	14,331
Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,309 million and 1,272 million shares outstanding at December 31, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	20,661	20,106
Retained earnings	1,460	1,607
Accumulated other comprehensive loss	(372)	(726)
Total Duke Energy Corporation shareholders’ equity	21,750	20,988
Noncontrolling Interests	136	163
Total equity	21,886	21,151
Total Liabilities and Equity	$57,040	$53,077

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,085	$1,358	$1,502
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	1,846	1,834	1,888
Extraordinary items, net of tax	-	(67)	-
(Gains) losses on sales of other assets	(44)	(95)	10
Impairment of goodwill and other impairment charges	449	94	-
Deferred income taxes	941	485	669
Equity in (earnings) loss of unconsolidated affiliates	(70)	102	(157)
Contributions to qualified pension plans	(800)	-	(412)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	4	(33)	-
Receivables	(38)	189	(240)
Inventory	(298)	(209)	(36)
Other current assets	277	(449)	(22)
Increase (decrease) in
Accounts payable	(80)	(136)	(172)
Taxes accrued	52	47	(134)
Other current liabilities	70	(88)	(321)
Other assets	(9)	236	739
Other liabilities	78	60	(106)
Net cash provided by operating activities	3,463	3,328	3,208

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,296)	(4,386)	(3,125)
Investment expenditures	(137)	(147)	(91)
Acquisitions, net of cash acquired	(124)	(389)	(66)
Purchases of available-for-sale securities	(3,013)	(7,353)	(23,639)
Proceeds from sales and maturities of available-for-sale securities	2,988	7,454	24,613
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	70	92	154
Settlement of net investment hedges and other investing derivatives	-	-	(10)
Purchases of emission allowances	(93)	(62)	(103)
Sales of emission allowances	67	104	52
Change in restricted cash	58	115	68
Other	(12)	(39)	(4)
Net cash used in investing activities	(4,492)	(4,611)	(2,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4,409	4,794	823
Issuance of common stock related to employee benefit plans	519	133	50
Payments for the redemption of:
Long-term debt	(1,533)	(2,130)	(1,248)
Convertible notes	-	-	(110)
Decrease in cash overdrafts	-	-	(2)
Notes payable and commercial paper	(548)	(73)	617
Distributions to noncontrolling interests	(37)	(2)	(52)
Contributions from noncontrolling interests	-	6	68
Cash distributed to Spectra Energy	-	-	(395)
Dividends paid	(1,222)	(1,143)	(1,089)
Other	(3)	6	11
Net cash provided by (used in) financing activities	1,585	1,591	(1,327)

Net increase (decrease) in cash and cash equivalents	556	308	(270)
Cash and cash equivalents at beginning of period	986	678	948
Cash and cash equivalents at end of period	$1,542	$986	$678

Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$689	$677	$827
Cash (received) paid for income taxes	$(419)	$322	$367

Significant non-cash transactions:
Distribution of Spectra Energy to shareholders	$-	$-	$5,219
Accrued capital expenditures	$428	$378	$570

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2006	1,257	$1	$19,854	$5,652	$949	$(45)	$2	$(311)	$26,102	$805	$26,907
Net income	-	-	-	1,500	-	-	-	-	1,500	2	1,502
Other Comprehensive Income
Foreign currency translation adjustments	-	-	-	-	200	-	-	-	200	1	201
Net unrealized losses on cash flow hedges(a)	-	-	-	-	-	(14)	-	-	(14)	-	(14)
Reclassification into earnings from cash flow hedges(b)	-	-	-	-	-	(1)	-	-	(1)	-	(1)
Pension and OPEB related adjustments to AOCI	-	-	-	-	-	-	-	14	14	-	14
Net actuarial gain(c)	-	-	-	-	-	-	-	96	96	-	96
Other(d)	-	-	-	-	-	-	-	1	1	-	1
Total comprehensive income									1,796	3	1,799

Adoption of uncertain tax position accounting standard	-	-	-	(25)	-	-	-	-	(25)	-	(25)
Adoption of pension and OPEB funded status accounting standard	-	-	-	(28)	-	-	-	(22)	(50)	-	(50)
Distribution of Spectra Energy to shareholders	-	-	-	(4,612)	(1,156)	6	-	148	(5,614)	(565)	(6,179)
Purchases and other changes in noncontrolling interest in subsidiaries	-	-	-	-	-	-	-	-	-	(62)	(62)
Dividend reinvestment and employee benefits	5	-	79	-	-	-	-	-	79	-	79
Common stock dividends	-	-	-	(1,089)	-	-	-	-	(1,089)	-	(1,089)

Balance at December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$2	$(74)	$21,199	$181	$21,380
Net income	-	-	-	1,362	-	-	-	-	1,362	(4)	1,358
Other Comprehensive Income
Foreign currency translation adjustments	-	-	-	-	(299)	-	-	-	(299)	(16)	(315)
Net unrealized gains on cash flow hedges(a)	-	-	-	-	-	10	-	-	10	-	10
Reclassification into earnings from cash flow hedges(b)	-	-	-	-	-	3	-	-	3	-	3
Pension and OPEB related adjustments to AOCI	-	-	-	-	-	-	-	3	3	-	3
Net actuarial loss(e)	-	-	-	-	-	-	-	(280)	(280)	-	(280)
Unrealized loss on investments in auction rate securities(f)	-	-	-	-	-	-	(28)	-	(28)	-	(28)
Reclassification of losses on investments in auction rate securities and other available-for-sale securities into earnings(g)	-	-	-	-	-	-	8	-	8	-	8
Unrealized loss on investments in available-for-sale securities(h)	-	-	-	-	-	-	(10)	-	(10)	-	(10)
Total comprehensive income									769	(20)	749

Common stock issuances, including dividend reinvestment and employee benefits	10	-	173	-	-	-	-	-	173	-	173
Common stock dividends	-	-	-	(1,143)	-	-	-	-	(1,143)	-	(1,143)
Additional amounts related to the spin-off of Spectra Energy	-	-	-	(10)	-	-	-	-	(10)	2	(8)

Balance at December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151
Net income				1,075					1,075	10	1,085
Other Comprehensive Income
Foreign currency translation adjustments	-	-	-	-	323	-	-	-	323	18	341
Net unrealized gain on cash flow hedges(a)	-	-	-	-	-	1	-	-	1	-	1
Reclassification into earnings from cash flow hedges(b)	-	-	-	-	-	18	-	-	18	-	18
Pension and OPEB related adjustments to AOCI(i)	-	-	-	-	-	-	-	36	36	-	36
Net actuarial loss(e)	-	-	-	-	-	-	-	(21)	(21)	-	(21)
Unrealized loss on investments in auction rate securities(f)	-	-	-	-	-	-	(6)	-	(6)	-	(6)
Reclassification of gains on investments in available-for-sale securities into earnings(g)	-	-	-	-	-	-	(5)	-	(5)	-	(5)
Unrealized gain on investments in available-for-sale securities(h)	-	-	-	-	-	-	8	-	8	-	8
Total comprehensive income									1,429	28	1,457

Common stock issuances, including dividend reinvestment and employee benefits	37	-	546	-	-	-	-	-	546	-	546
Purchases and other changes in noncontrolling interest in subsidiaries	-	-	14	-	-	-	-	-	14	(55)	(41)
Common stock dividends	-	-	-	(1,222)	-	-	-	-	(1,222)	-	(1,222)
Other	-	-	(5)	-	-	-	-	-	(5)	-	(5)

Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

(a)	Net unrealized gains (losses) on cash flow hedges, net of $1 tax expense in 2009, $6 tax expense in 2008 and $9 tax benefit in 2007.
(b)	Reclassification into earnings from cash flow hedges, net of $10 tax expense in 2009, $2 tax expense in 2008 and zero in 2007.
(c)	Net actuarial gain net of $54 tax expense in 2007.
(d)	Net of zero tax expense in 2007.
(e)	Net actuarial loss net of $12 tax benefit in 2009 and $159 tax benefit in 2008.
(f)	Net of $4 tax benefit in 2009 and $18 tax benefit in 2008.
(g)	Net of $2 tax expense in 2009 and $5 tax benefit in 2008.
(h)	Net of $4 tax expense in 2009 and $8 tax benefit in 2008.
(i)	Net of $16 tax expense in 2009.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company primarily located in the Americas. Duke Energy operates in the United States (U.S.) primarily through its wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, Inc. (Duke Energy Indiana) and Duke Energy Kentucky, Inc. (Duke Energy Kentucky), as well as in South and Central America through International Energy. See Note 2 for further information on Duke Energy’s operations and its reportable business segments. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy and all majority-owned subsidiaries where Duke Energy has control, and those variable interest entities where Duke Energy is the primary beneficiary. These Consolidated Financial Statements also reflect Duke Energy’s proportionate share of certain generation and transmission facilities in South Carolina, Ohio, Indiana and Kentucky.

On January 2, 2007, Duke Energy completed the spin-off to shareholders of its natural gas businesses. The primary businesses that remained with Duke Energy post-spin are the U.S. Franchised Electric and Gas business segment, the Commercial Power business segment and the International Energy business segment. See Note 2 for further information on Duke Energy’s business segments. Assets and liabilities of entities included in the spin-off of Spectra Energy Corp. (Spectra Energy) were transferred from Duke Energy on a historical cost basis on the date of the spin-off transaction. No gain or loss was recognized on the distribution of these operations to Duke Energy shareholders. Approximately $20.5 billion of assets, $14.9 billion of liabilities (which included approximately $8.6 billion of debt) and $5.6 billion of common stockholders’ equity (which included approximately $1.0 billion of accumulated other comprehensive income) were distributed from Duke Energy as of the date of the spin-off.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Cost-Based Regulation. Duke Energy accounts for certain of its regulated operations in accordance with applicable regulatory accounting guidance. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits and Deferred Credits and Other Liabilities, respectively. Duke Energy periodically evaluates the applicability of regulatory accounting treatment by considering factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy may have to reduce its asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. For further information see Note 4.

In order to apply regulatory accounting treatment and record regulatory assets and liabilities, certain criteria must be met. In determining whether the criteria are met for its operations, management makes significant judgments, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs. If facts and circumstances change so that a portion of Duke Energy’s regulated operations meet all of the scope criteria when such criteria had not been previously met, regulatory accounting treatment would be reapplied to all or a separable portion of the operations. Such reapplication includes adjusting the balance sheet for amounts that meet the definition of a regulatory asset or regulatory liability. Refer to the following section titled, “Reapplication of Regulatory Accounting Treatment to Portions of Generation in Ohio.”

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

Prior to December 17, 2008, Commercial Power did not apply regulatory accounting treatment to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As discussed further in Note 4, in April 2008, new legislation, Ohio Senate Bill 221 (SB 221), was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the Public Utilities Commission of Ohio’s (PUCO) authority to approve an electric utility’s standard service offer either through an Electric Security Plan (ESP) or a Market Rate Option (MRO), which is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP and, with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The approval of the ESP on December 17, 2008 resulted in the reapplication of regulatory accounting treatment to certain portions of Commercial Power’s operations as of that date. The ESP became effective on January 1, 2009.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Under the ESP, Commercial Power bills for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Commercial Power began applying regulatory accounting treatment to the corresponding RSP riders that enhanced the recovery mechanism for recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the necessary accounting criteria. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. In assessing the probability of recovery of its regulatory assets established for its native load generation operations, Duke Energy continues to monitor the amount of native load customers that have switched to alternative suppliers. At December 31, 2009, management has concluded that the established regulatory assets are still probable of recovery even though there have been increased levels of customer switching.

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

The reapplication of regulatory accounting treatment to generation in Ohio on December 17, 2008, as discussed above, resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the RSP and ESP allow to be recovered through a fuel and purchase power (FPP) rider. There were no other immediate income statement impacts on the date of reapplication of regulatory accounting. A corresponding regulatory asset was established for the value of these contracts.

Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Cash. At December 31, 2009 and 2008, Duke Energy had approximately $38 million and $85 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust for the purpose of funding future environmental construction or maintenance expenditures. Restricted cash balances are reflected within both Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

Inventory. Inventory is comprised of amounts presented in the table below and is recorded primarily using the average cost method. Inventory related to Duke Energy’s regulated operations is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to Duke Energy’s non-regulated operations is valued at the lower of cost or market.

Components of Inventory

	December 31,

	2009	2008

	(in millions)

Materials and supplies	$705	$661
Coal held for electric generation	748	471
Natural gas	62	3

Total inventory	$1,515	$1,135

Effective November 1, 2008, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a third party to transfer title of natural gas inventory purchased by Duke Energy Ohio and Duke Energy Kentucky to the third party. Under the agreements, the gas inventory was stored and managed for Duke Energy Ohio and Duke Energy Kentucky and was delivered on demand. As a result of the agreements, the combined natural gas inventory of approximately $81 million being held by a third party as of December 31, 2008 was classified as Other within Current Assets on the Consolidated Balance Sheets.

The gas storage agreements noted above expired on October 31, 2009. Effective November 1, 2009, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a different third party. Under the new agreements, the gas inventory is being stored and managed for Duke Energy Ohio and Duke Energy Kentucky and will be delivered on demand. However, title of the natural gas inventory remains with Duke Energy Ohio and Duke Energy Kentucky. The new gas storage agreements will expire on October 31, 2011.

Investments in Debt and Equity Securities. Duke Energy classifies investments into two categories – trading and available-for-sale. Trading securities are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. Available-for-sale securities are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) or a regulatory asset or liability, unless it is determined that the

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

carrying value of an investment is other-than-temporarily impaired. Other-than-temporary impairments related to equity securities and the credit loss portion of debt securities are included in earnings, unless deferred in accordance with regulatory accounting treatment. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

See Note 10 for further information on the investments in debt and equity securities, including investments held in the Nuclear Decommissioning Trust Fund (NDTF).

Goodwill. Duke Energy performs an annual goodwill impairment test as of August 31 each year and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Duke Energy performs the annual review for goodwill impairment at the reporting unit level, which Duke Energy has determined to be an operating segment or one level below.

The annual test of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

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

For purposes of the step one analyses, determination of reporting units’ fair value is typically based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries.

See Note 11 for further information, including discussion of an approximate $371 million goodwill impairment charge recorded during the year ended December 31, 2009.

Long-Lived Asset Impairments. Duke Energy evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as, among others, changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset are generally viewed by management as triggering events to re-assess the cash flows related to the long-lived assets.

See Note 11 for further information regarding a long-lived asset impairment charge recorded during the year ended December 31, 2009.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. For regulated operations, Duke Energy capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized,” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, is expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were 3.30% for 2009, 3.11% for 2008, and 3.19% for 2007. Depreciation studies are conducted periodically to update the composite rates and are approved by the various state commissions.

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

See Note 14 for further information on the components and estimated useful lives of Duke Energy’s property, plant and equipment balance.

Nuclear Fuel. Amortization of nuclear fuel purchases is included within Fuel Used in Electric Generation and Purchased Power-Regulated in the Consolidated Statements of Operations. The amortization is recorded using the units-of-production method.

Allowance for Funds Used During Construction and Interest Capitalized. In accordance with applicable regulatory accounting guidance, Duke Energy records AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, Duke Energy is permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense or nuclear fuel expense.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e., a permanent difference between financial statement and income tax reporting), thus reducing Duke Energy’s income tax expense and effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences. See Note 6 for information related to the impacts of AFUDC equity on Duke Energy’s effective tax rate.

For non-regulated operations, interest is capitalized during the construction phase in accordance with the applicable accounting guidance.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Asset Retirement Obligations. Duke Energy recognizes asset retirement obligations for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset, and for conditional asset retirement obligations. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. When recording an asset retirement obligation, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 7 for further information regarding Duke Energy’s asset retirement obligations.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Operating revenues include unbilled electric and gas revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh) or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kWh or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables on the Consolidated Balance Sheets and exclude receivables sold to Cinergy Receivables Company, LLC (Cinergy Receivables), were approximately $460 million and $390 million at December 31, 2009 and 2008, respectively. Additionally, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable and a portion of their wholesale accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy Corp. (Cinergy), a wholly-owned subsidiary of Duke Energy. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled retail and wholesale revenues of approximately $238 million and $266 million at December 31, 2009 and 2008, respectively, were included in the sales of accounts receivables to Cinergy Receivables. See Note 21 for additional information regarding Cinergy Receivables including the impacts of adoption of new accounting rules which require the consolidation of Cinergy Receivables.

Accounting for Risk Management, Hedging Activities and Financial Instruments. Duke Energy may use a number of different derivative and non-derivative instruments in connection with its commodity price, interest rate and foreign currency risk management activities, including swaps, futures, forwards and options. All derivative instruments not designated as hedges and not qualifying for the normal purchase/normal sale (NPNS) exception within the accounting guidance for derivatives are recorded on the Consolidated Balance Sheets at their fair value. Duke Energy may designate qualifying derivative instruments as either cash flow hedges or fair value hedges, while others either have not been designated as hedges or do not qualify as a hedge (hereinafter referred to as undesignated contracts). For all contracts accounted for as a hedge, Duke Energy prepares formal documentation of the hedge in accordance with the accounting guidance for derivatives. In addition, at inception and at least every three months thereafter, Duke Energy formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Energy documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

See Note 8 for additional information and disclosures regarding risk management activities and derivative transactions and balances.

Captive Insurance Reserves. Duke Energy has captive insurance subsidiaries which provide insurance coverage, on an indemnity basis, to Duke Energy entities as well as certain third parties, on a limited basis, for various business risks and losses, such as property, business interruption and general liability. Liabilities include provisions for estimated losses incurred but not yet reported (IBNR), as well as provisions for known claims which have been estimated on a claims-incurred basis. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from historical experience.

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

Loss Contingencies and Environmental Liabilities. Duke Energy is involved in certain legal and environmental matters that arise in the normal course of business. Contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. Environmental liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable. Duke Energy expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Certain environmental expenses receive regulatory accounting treatment, under which the expenses are recorded as regulatory assets. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate.

See Note 16 for further information.

Pension and Other Post-Retirement Benefit Plans. Duke Energy maintains qualified, non-qualified and other post-retirement benefit plans. See Note 20 for information related to Duke Energy’s benefit plans, including certain accounting policies associated with these plans.

Severance and Special Termination Benefits. Duke Energy has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. Duke Energy records a liability for involuntary severance once an involuntary severance plan is committed to by management, or sooner, if involuntary severances are probable and the related severance benefits can be reasonably estimated. For involuntary severance benefits that are incremental to its ongoing severance

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

plan benefits, Duke Energy measures the obligation and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the special termination benefits being offered.

Guarantees. Upon issuance or modification of a guarantee, Duke Energy recognizes a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee, if any. Fair value is estimated using a probability-weighted approach. Duke Energy reduces the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts subsequent to the initial recognition of a liability in accordance with applicable accounting guidance is accounted for and recognized at the time a loss is probable and the amount of the loss can be reasonably estimated.

Duke Energy has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Energy’s potential exposure under these indemnification agreements can range from a specified to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. See Note 17 for further information.

Stock-Based Compensation. For employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Share-based awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted. See Note 19 for further information.

Other Liabilities. At December 31, 2009 and 2008, approximately $257 million and $195 million, respectively, of liabilities associated with vacation accrued are included in Other within Current Liabilities on the Consolidated Balance Sheets. As of December 31, 2009, this balance exceeded 5% of total current liabilities.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by Duke Energy are held primarily for consumption. Duke Energy records emission allowances as Intangible Assets on its Consolidated Balance Sheets at cost and recognizes the allowances in earnings as they are consumed or sold. Gains or losses on sales of emission allowances by regulated businesses that do not provide for direct recovery through a cost tracking mechanism and non-regulated businesses are presented on a net basis in Gains (Losses) on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. For regulated businesses that provide for direct recovery of emission allowances, any gain or loss on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power-Regulated in the Consolidated Statements of Operations. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows. See Note 11 for discussion regarding the impairment of the carrying value of certain emission allowances in 2008.

Income Taxes. Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits (ITC) associated with regulated operations are deferred and are amortized as a reduction of income tax expense over the estimated useful lives of the related properties.

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

Deferred taxes are not provided on translation gains and losses where Duke Energy expects earnings of a foreign operation to be indefinitely reinvested.

Duke Energy records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

Accounting for Renewable Energy Tax Credits and Grants Under the American Recovery Act of 2009. In 2009, The American Recovery and Reinvestment Act of 2009 (the Stimulus Bill) was signed into law, which provides tax incentives in the form of ITC or cash grants for renewable energy facilities and renewable generation property either placed in service through specified dates or for which construction has begun prior to specified dates. Under the Stimulus Bill, Duke Energy may elect an ITC, which is determined based on a percentage of the tax basis of the qualified property placed in service, for property placed in service after 2008 and before 2014 (2013 for wind facilities) or a cash grant, which allows entities to elect to receive a cash grant in lieu of the ITC for certain property either placed in service in 2009 or 2010 or for which construction begins in 2009 and 2010. When Duke Energy elects either the ITC or cash grant on Commercial Power’s wind facilities that meet the stipulations of the Stimulus Bill, Duke Energy reduces the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC or cash grant and, therefore, the ITC or grant benefit is recognized ratably over the life of the associated asset. Additionally, certain tax credits and government grants received under the Stimulus Bill provide for an

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

incremental initial tax depreciable base in excess of the carrying value for GAAP purposes, creating an initial deferred tax asset equal to the tax effect of one half of the ITC or government grant. Duke Energy records the deferred tax benefit as a reduction to income tax expense in the period that the basis difference is created.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy from its customers. These taxes, which are required to be paid regardless of Duke Energy’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations were approximately $276 million, $278 million and $277 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currency Translation. The local currencies of Duke Energy’s foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operation. Assets and liabilities of foreign operations, except for those whose functional currency is the U.S. Dollar, are translated into U.S. Dollars at the exchange rates at period end. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of AOCI. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Gains and losses arising from balances and transactions denominated in currencies other than the functional currency are included in the results of operations in the period in which they occur. See Note 22 for additional information on gains and losses primarily associated with International Energy’s remeasurement of certain cash and debt balances into the reporting entity’s functional currency and transaction gains and losses.

Statements of Consolidated Cash Flows. Duke Energy has made certain classification elections within its Consolidated Statements of Cash Flows. Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows within the Consolidated Statements of Cash Flows. With respect to cash overdrafts, book overdrafts are included within operating cash flows while bank overdrafts are included within financing cash flows.

Dividend Restrictions and Unappropriated Retained Earnings. Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by regulators at the time of the Duke Energy/Cinergy merger in April 2006, certain wholly-owned subsidiaries have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2009 and 2008, an insignificant amount of Duke Energy’s consolidated Retained Earnings balance represents undistributed earnings of equity method investments.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2009 and the impact of such adoption, if applicable has been presented in the accompanying Consolidated Financial Statements:

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

ASC 815—Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position. See Note 8 for the disclosures required under ASC 815.

ASC 715—Compensation—Retirement Benefits (ASC 715). In December 2008, the FASB amended ASC 715 to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with ASC 820—Fair Value

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Measurements and Disclosures (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, these amendments to ASC 715 were effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of these new disclosure requirements did not have any impact on Duke Energy’s results of operations, cash flows or financial position. See Note 20 for the disclosures required under ASC 715.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 820 – Fair Value Measurements and Disclosures (ASC 820). Refer to Note 9 for required fair value disclosures.

ASC 825 – Financial Instruments (ASC 825). ASC 825 permits, but does not require, entities to elect to measure many financial instruments and certain other items at fair value. See Note 9.

ASC 860 – Transfers and Servicing (ASC 860) and ASC 810. In December 2008, the FASB amended the disclosure requirements related to transfers and servicing of financial assets and variable interest entities (VIEs) to require public entities to provide additional disclosures about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with VIEs. Additionally, certain disclosures were required to be provided by a public enterprise that is (a) a sponsor that has a variable interest in a VIE and (b) an enterprise that holds a significant variable interest in a qualifying special-purpose entity (QSPE) but was not the transferor (nontransferor enterprise) of financial assets to the QSPE. The new disclosure requirements are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs. The new disclosure requirements were effective for Duke Energy beginning December 31, 2008. The additional requirements of ASC 810 did not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position. See Note 21 for additional information.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 715. In October 2006, the FASB issued accounting rules that changed the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other post-retirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. These new accounting rules did not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy recognized the funded status of its defined benefit pension and other post-retirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of these new accounting rules did not have a material impact on Duke Energy’s consolidated results of operations or cash flows.

Under the new measurement date requirements, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of the new accounting rules. See Note 20.

ASC 740 – Income Taxes (ASC 740). In July 2006, the FASB provided new guidance on accounting for income tax positions about which Duke Energy has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy’s financial statements. This guidance prescribed the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy adopted this new accounting guidance effective January 1, 2007. See Note 6 for additional information.

The following new Accounting Standard Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of December 31, 2009:

ASC 860. In June 2009, the FASB issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, this revised accounting guidance is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. Since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy has not consolidated Cinergy Receivables, and the transfers have been accounted for as sales. Upon adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs will be impacted as Cinergy Receivables will be consolidated by Duke Energy as of January 1, 2010. See Note 21 for additional information.

        ASC 810 - In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a VIE. This revised accounting guidance also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy, this accounting guidance is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of this revised accounting guidance is prohibited. Upon adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs will be impacted as Cinergy Receivables will be consolidated by Duke Energy effective January 1, 2010. Duke Energy is currently evaluating the potential impact of the adoption of this revised accounting guidance on its other interests in VIEs and is unable to estimate at this time the impact of adoption

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

on its consolidated results of operations, cash flows or financial position.

2. Business Segments

Duke Energy operates the following business segments, which are all considered reportable business segments: U.S. Franchised Electric and Gas, Commercial Power and International Energy. There is no aggregation of operating segments within Duke Energy’s reportable business segments. Duke Energy’s management believes these reportable business segments properly align the various operations of Duke Energy with how the chief operating decision maker views the business. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these reportable business segments in deciding how to allocate resources and evaluate performance.

U.S. Franchised Electric and Gas generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, central, north central and southern Indiana, and northern Kentucky. U.S. Franchised Electric and Gas also transmits, and distributes electricity in southwestern Ohio. Additionally, U.S. Franchised Electric and Gas transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the PUCO, the Indiana Utility Regulatory Commission (IURC) and the Kentucky Public Service Commission (KPSC). The substantial majority of U.S. Franchised Electric and Gas’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s regulated generation in Ohio and the five Midwestern gas-fired non-regulated generation assets that were a portion of the former Duke Energy North America (DENA) operations. Commercial Power’s assets, excluding wind energy generation assets, comprise approximately 7,550 net MW of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Effective January 2009, the generation asset output in Ohio is contracted under the ESP through December 31, 2011. As discussed further in Notes 1 and 4, beginning on December 17, 2008, Commercial Power reapplied regulatory accounting treatment to certain portions of its operations due to the passing of SB 221 and the approval of the ESP. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales (DERS), which is certified by the PUCO as a Competitive Retail Electric Service (CRES) provider in Ohio. DERS serves retail electric customers in Southwest, West Central and Northern Ohio with generation and other energy services at competitive rates. During 2009, due to increased levels of customer switching as a result of the competitive markets in Ohio, DERS has focused on acquiring customers that had previously been served by Duke Energy Ohio under the ESP, as well as those previously served by other Ohio franchised utilities. Commercial Power also develops and implements customized energy solutions. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages 6,150 MW of power generation at 21 facilities throughout the U.S. In addition, DEGS engages in the development, construction and operation of wind energy projects. Currently, DEGS has approximately 735 net MW of wind energy generating capacity in commercial operation, approximately 250 MW of wind energy under construction and more than 5,000 MW of wind energy projects in development. DEGS is also developing transmission, solar and biomass projects.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns equity investments in National Methanol Company (NMC), located in Saudi Arabia, which is a leading regional producer of methanol and methyl tertiary butyl ether (MTBE), and Attiki Gas Supply S.A. (Attiki), which is a natural gas distributor located in Athens, Greece. See Note 12 for additional information related to the investment in Attiki subsequent to December 31, 2009.

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy’s effective 50% interest in the Crescent JV (Crescent) and DukeNet Communications, LLC (DukeNet) and related telecommunications. Additionally, Other includes Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by ExxonMobil and 60% owned by Duke Energy, and management is currently in the process of winding down. Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures (such as the Cinergy merger and spin-off of Spectra) and costs associated with certain corporate severance programs. Bison’s principal activities as a captive insurance entity include the insurance and reinsurance of various business risks and losses, such as property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. On a limited basis, Bison also participates in reinsurance activities with certain third parties. Crescent, which develops and manages high-quality commercial, residential and multi-family real estate projects primarily in the Southeastern and Southwestern U.S, filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009. As a result of recording its proportionate share of impairment charges recorded by Crescent during 2008, the carrying value of Duke Energy’s investment balance in Crescent is zero and Duke Energy discontinued applying the equity method of accounting to its investment in Crescent in the third quarter of 2008 and has not recorded its proportionate share of any Crescent earnings or losses in subsequent periods. See Note 12 for additional information related to Crescent. DukeNet develops, owns and operates a fiber optic communications network, primarily in the Southeast U.S., serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations.

Duke Energy’s reportable business segments offer different products and services or operate under different competitive environments and are managed separately. Accounting policies for Duke Energy’s segments are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (excluding certain corporate governance costs), after deducting amounts attributable to noncontrolling interests related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest, taxes and certain allocated governance costs, and is net of the expenses attributable to noncontrolling interests related to those profits. Segment EBIT includes transactions between reportable segments.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income on those balances, as well as realized and unrealized gains and losses from foreign currency remeasurement and transactions, are excluded from the segments’ EBIT.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures and Acquisitions	Segment Assets(b)

	(in millions)
Year Ended December 31, 2009
U.S. Franchised Electric and Gas	$9,392	$41	$9,433	$2,321	$1,290	$3,560	$42,763
Commercial Power(c)	2,109	5	2,114	27	206	688	7,345
International Energy	1,158	—	1,158	365	81	128	4,067

Total reportable segments	12,659	46	12,705	2,713	1,577	4,376	54,175
Other	72	56	128	(251)	79	181	2,736
Eliminations and reclassifications	—	(102)	(102)	—	—	—	129
Interest expense	—	—	—	(751)	—	—	—
Interest income and other(d)	—	—	—	102	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	18	—	—	—

Total consolidated	$12,731	$—	$12,731	$1,831	$1,656	$4,557	$57,040

Year Ended December 31, 2008
U.S. Franchised Electric and Gas	$10,130	$29	$10,159	$2,398	$1,326	$3,650	$39,556
Commercial Power	1,817	9	1,826	264	174	870	7,467
International Energy	1,185	—	1,185	411	84	161	3,309

Total reportable segments	13,132	38	13,170	3,073	1,584	4,681	50,332
Other(e)	75	59	134	(568)	86	241	2,605
Eliminations and reclassifications	—	(97)	(97)	—	—	—	140
Interest expense	—	—	—	(741)	—	—	—
Interest income and other(d)	—	—	—	117	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	10	—	—	—

Total consolidated	$13,207	$—	$13,207	$1,891	$1,670	$4,922	$53,077

Year Ended December 31, 2007
U.S. Franchised Electric and Gas	$9,715	$25	$9,740	$2,305	$1,437	$2,613	$35,950
Commercial Power	1,870	11	1,881	278	169	442	6,826
International Energy	1,060	—	1,060	388	79	74	3,707

Total reportable segments	12,645	36	12,681	2,971	1,685	3,129	46,483
Other	75	92	167	(260)	61	153	3,176
Eliminations and reclassifications	—	(128)	(128)	—	—	—	27
Interest expense	—	—	—	(685)	—	—	—
Interest income and other(d)	—	—	—	201	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	9	—	—	—

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures and Acquisitions	Segment Assets(b)

	(in millions)

Total consolidated	$ 12,720	$ —	$ 12,720	$ 2,236	$ 1,746	$ 3,282	$49,686

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Includes assets held for sale and assets of entities in discontinued operations. See Note 12 for description and carrying value of investments accounted for under the equity method of accounting within each segment.
(c)	As discussed further in Note 11, during the year ended December 31, 2009, Commercial Power recorded impairment charges of approximately $413 million, which consists primarily of a goodwill impairment charge associated with its Midwest non-regulated generation assets.
(d)	Other within interest income and other includes foreign currency transaction gains and losses and additional noncontrolling interest expense not allocated to the segment results.
(e)	As discussed further in Note 12, Duke Energy recorded its proportionate share of impairment charges recorded by Crescent of approximately $238 million during the year ended December 31, 2008.

Geographic Data

	U.S.	Latin America(a)	Consolidated

	(in millions)

2009
Consolidated revenues	$ 11,573	$ 1,158	$ 12,731
Consolidated long-lived assets	41,043	2,561	43,604
2008
Consolidated revenues	$ 12,022	$ 1,185	$ 13,207
Consolidated long-lived assets	37,866	2,065	39,931
2007
Consolidated revenues	$ 11,660	$ 1,060	$ 12,720
Consolidated long-lived assets	33,746	2,298	36,044

(a)	Change in amounts of long-lived assets in Latin America is primarily due to foreign currency translation adjustments on property, plant and equipment and other long-lived asset balances.

3. Acquisitions and Dispositions of Businesses and Sales of Other Assets

Acquisitions. Duke Energy consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date.

In June 2009, Duke Energy completed the purchase of the remaining approximate 24% noncontrolling interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $28 million. Subsequent to this transaction, Duke Energy owns 100% of Aguaytia. As the carrying value of the noncontrolling interest was approximately $42 million at the date of acquisition, Duke Energy’s consolidated equity increased approximately $14 million as a result of this transaction. Cash paid for acquiring this additional ownership interest is included in Distributions to noncontrolling interests within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

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

On September 30, 2008, Duke Energy completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy owns approximately 19% of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. See Note 4 for discussion of the NCUC and the PSCSC approval of Duke Energy’s petition requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

In September 2008, Duke Energy acquired Catamount Energy Corporation (Catamount), a leading wind power company located in Rutland, Vermont. This acquisition included over 300 MW of power generating assets, including 283 net MW in the Sweetwater wind power facility in West Texas, and 20 net MW of biomass-fueled cogeneration in New England and also included approximately 1,750 MW of wind assets with the potential for development in the U.S. and United Kingdom. This transaction resulted in a purchase price of approximately $245 million plus the assumption of approximately $80 million of debt. The purchase accounting entries consisted of approximately $190 million of equity method investments, approximately $117 million of intangible assets related to wind development rights, approximately $70 million of goodwill, none of which is deductible for tax purposes, and approximately $80 million of debt. See “dispositions” below for a discussion of the subsequent sale of two projects acquired as part of the Catamount transaction.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In May 2007, Duke Energy acquired the wind power development assets of Energy Investor Funds from Tierra Energy. The purchase included more than 1,000 MW of wind assets in various stages of development in the Western and Southwestern U.S. and supports Duke Energy’s strategy to increase its investment in renewable energy. A significant portion of the purchase price was for intangible assets. Three of the development projects, totaling approximately 240 MW, are located in Texas and Wyoming. Two of these projects went into commercial operation during 2008, with the other project beginning commercial operation in 2009.

The pro forma results of operations for Duke Energy as if those acquisitions discussed above which closed prior to December 31, 2009 occurred as of the beginning of the periods presented do not materially differ from reported results.

Dispositions. In the first quarter of 2009, Duke Energy completed the sale of two United Kingdom wind projects acquired in the Catamount acquisition. No gain or loss was recognized on these transactions. As these projects did not meet the definition of a disposal group as defined within the applicable accounting guidance, these projects were not reflected as held for sale on the Consolidated Balance Sheets prior to the completion of the sale.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses. See Note 1 and Note 13 for additional information.

Other Asset Sales. For the year ended December 31, 2009, the sale of other assets resulted in approximately $63 million in proceeds and net pre-tax gains of approximately $36 million, which is recorded in Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. These gains primarily relate to sales of emission allowances by U.S. Franchised Electric and Gas and Commercial Power.

For the year ended December 31, 2008, the sale of other assets resulted in approximately $87 million in proceeds and net pre-tax gains of approximately $69 million, which is recorded in Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. These gains primarily relate to Commercial Power’s sales of emission allowances.

For the year ended December 31, 2007, the sale of other assets resulted in approximately $32 million in proceeds and net pre-tax losses of approximately $5 million, which is recorded in Gains (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. These losses primarily relate to Commercial Power’s sales of emission allowances that were written up to fair value in purchase accounting in connection with Duke Energy’s merger with Cinergy in April 2006.

4. Regulatory Matters

Regulatory Assets and Liabilities.

The substantial majority of U.S. Franchised Electric and Gas’ operations and certain portions of Commercial Power’s operations apply regulatory accounting treatment. Accordingly, these businesses record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s Regulatory Assets and Liabilities:

	As of December 31,

	2009	2008	Recovery/Refund Period Ends(s)

	(in millions)

Regulatory Assets(a)
Net regulatory asset related to income taxes(c)	$557	$625	(o)
Accrued pension and post retirement(d)	1,295	1,261	(b)
ARO costs and NDTF assets(d)	901	1,016	2043
Regulatory transition charges(d)	73	138	2011
Gasification services agreement buyout costs(d)	145	175	2018
Deferred debt expense(c)	151	160	2039
Vacation accrual(e)	142	137	2010
Post-in-service carrying costs and deferred operating expense(c)(d)	95	101	(o)
Under-recovery of fuel costs(f)(u)	182	163	2011
Regional Transmission Organization (RTO) costs(h)	16	20	(g)
Hedge costs and other deferrals(h)(r)	81	107	2011
Storm cost deferrals(d)	38	36	(b)
Forward contracts to purchase emission allowances(h)	2	33	2011
Allen Steam Station/Saluda River deferrals(h)(t)	63	—	2014
Over-distribution of Bulk Power Marketing sharing(f)	30	—	2011
Other(h)	115	105	(b)

Total Regulatory Assets	$3,886	$4,077

Regulatory Liabilities(a)
Removal costs(c)(i)	$2,277	$2,162	(q)
Nuclear property and liability reserves(c)(k)	188	184	2043
Demand-side management costs(j)(k)	156	134	(p)
Accrued pension and other post-retirement benefits(i)	91	—	(b)
Gas purchase costs(l)	29	14	2010
Over-recovery of fuel costs(m)(j)	218	60	2011
Under-distribution of Bulk Power Marketing sharing(n)	13	23	2010
Commodity contract termination settlement(i)	30	—	2014
Other(i)	106	101	(b)

Total Regulatory Liabilities	$3,108	$2,678

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Recovery/Refund period varies for these items with some currently unknown.
(c)	Included in rate base.
(d)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(e)	Included in Other Current Assets on the Consolidated Balance Sheets.
(f)	Included in Accounts Receivable and Other Assets on the Consolidated Balance Sheets.
(g)	North Carolina portion of approximately $7 million to be recovered in rates through 2012. South Carolina portion of approximately $9 million to be recovered in retail rates through 2014.
(h)	Included in Other Current Assets and Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(i)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(j)	Duke Energy is required to pay interest on the outstanding balance.
(k)	Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(l)	Included in Accounts Payable on the Consolidated Balance Sheets.
(m)	Included in Accounts Payable and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(n)	Included in Other Current Liabilities on the Consolidated Balance Sheets.
(o)	Recovery is over the life of the associated asset.
(p)	Incurred costs were deferred and are being recovered in rates. U.S. Franchised Electric and Gas is over-recovered for approximately $140 million of these costs in the South Carolina jurisdiction at December 31, 2009. South Carolina over-recovery will be refunded via a rate rider implemented February 2010 that is expected to return these funds over approximately three years, dependent on volume of sales in that jurisdiction.
(q)	Liability is extinguished over the lives of the associated assets.

(r)	Approximately $75 million and $95 million of the balance at December 31, 2009 and 2008, respectively, relates to mark-to-market deferrals associated with open native load hedge positions at Commercial Power.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

(s)	Represents the latest recovery period across all jurisdictions in which Duke Energy operates. Regulatory asset and liability balances may be collected or refunded sooner than the indicated date in certain jurisdictions.
(t)	North Carolina has approved earning a return on the outstanding balance. South Carolina will not earn a return during the refund period.
(u)	Approximately $88 million and an insignificant amount at December 31, 2009 and 2008, respectively, relates to under collections of Commercial Power’s native load fuel costs.

Restrictions on the Ability of Certain Subsidiaries to Make Dividends, Advances and Loans to Duke Energy Corporation. As a condition to the Duke Energy and Cinergy merger approval, the PUCO, the KPSC, the PSCSC, the IURC and the NCUC imposed conditions (the Merger Conditions) on the ability of Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy’s public utility subsidiaries may not transfer funds to the parent through intercompany loans or advances; however, certain subsidiaries may transfer funds to the parent by obtaining approval of the respective state regulatory commissions. Additionally, the Merger Conditions imposed the following restrictions on the ability of the public utility subsidiaries to pay cash dividends:

Duke Energy Carolinas. Under the Merger Conditions, Duke Energy Carolinas must limit cumulative distributions to Duke Energy Corporation subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Duke Energy Carolinas subsequent to the merger.

Duke Energy Ohio. Under the Merger Conditions, Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. In September 2009, the PUCO approved Duke Energy Ohio’s request to pay dividends out of paid-in capital up to the amount of the pre-merger retained earnings and to maintain a minimum of 20% equity in its capital structure.

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

At December 31, 2009, Duke Energy’s consolidated subsidiaries had restricted net assets of approximately $10.5 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned merger conditions.

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

Duke Energy Carolinas North Carolina 2007 Rate Case. On December 20, 2007, the NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order), which required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, on February 18, 2008, the NCUC issued an order authorizing a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Duke Energy Carolinas implemented the rate rider effective January 1, 2008 and terminated the rider effective January 1, 2009. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider.

Duke Energy Carolinas 2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates. The Application was based upon a historical test year consisting of the 12 months ended December 31, 2008. On October 20, 2009, Duke Energy Carolinas entered into a settlement agreement with the North Carolina Public Staff. Two organizations representing industrial customers joined the settlement on October 22, 2009. The terms of the agreement include a base rate increase of $315 million (or approximately 8%) phased in primarily over a two-year period beginning January 1, 2010. In order to mitigate the impact of the increase on customers, the agreement provides for (i) a one-year delay in the collection of financing costs related to the Cliffside modernization project until January 1, 2011; and (ii) the accelerated return of certain regulatory liabilities to customers which lower the total impact to customer bills to an increase of approximately 7% in the near-term. The proposed settlement included a 10.7% return on equity and a capital structure of 52.5% equity and 47.5% long-term debt. Additionally, Duke Energy Carolinas agreed not to file another rate case before 2011 with any changes to rates taking effect no sooner than 2012. The NCUC approved the settlement agreement in full by order dated December 7, 2009. The new rates were effective and implemented on January 1, 2010.

        Duke Energy Carolinas 2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges for an increase in rates and charges in South Carolina including approval of a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. Parties to the proceeding include the South Carolina Office of Regulatory Staff (ORS), the South Carolina Energy Users Committee (SCEUC), and the South Carolina Green Party. Duke Energy Carolinas, ORS, and SCEUC filed a settlement agreement on November 24, 2009, recommending, (i) a $74 million increase in base rates, (ii) an allowed return on equity of 11% with rates set at a return on equity of 10.7% and capital structure of 53% equity, and (iii) various riders, including one that provides for the return of DSM charges previously collected from customers over three years, and another that provides for a storm reserve provision allowing Duke Energy Carolinas to collect $5 million annually (up to a maximum funding level of $50 million accumulating in reserves) to be used against large storm costs in any particular period. On January 20, 2010, the PSCSC approved the settlement agreement in full, including the cost recovery mechanism for the energy efficiency effort. The new rates were effective February 1, 2010.

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) codifies the PUCO’s authority to approve an electric utility’s standard generation service offer through an ESP, which would allow for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a MRO at the same time. The MRO is a price determined through a

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

competitive bidding process. SB 221 provides for the PUCO to approve non-bypassable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that a utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce a utility’s load by 22% before 2025. A utility’s earnings under the ESP are subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator (EWG) absent PUCO approval. On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009. On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues, before impacts of customer switching, of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the termination of the residential and non-residential Regulatory Transition Charge, the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. The Stipulation also allowed Duke Energy Ohio to defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station for its continued operation and to amortize those costs over the three-year ESP period. The PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges.

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

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it would seek a rate increase for electric delivery service to be effective in the second quarter of 2009. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm, which was granted by the PUCO. Accordingly, a $31 million regulatory asset was recorded in 2008. On March 31, 2009, Duke Energy Ohio and Parties to the case filed a Stipulation and Recommendation which settles all issues in the case. The Stipulation provided for a revenue increase of $55 million, or approximately a 2.9% overall increase. The Parties also agreed that Duke Energy Ohio will recover any approved costs associated with the September 14, 2008 wind storm restoration through a separate rider recovery mechanism. Duke Energy Ohio agreed to file a separate application to set the rider and the PUCO will review the request and determine the appropriate amount of storm costs that should be recovered. The Stipulation includes, among other things, a weatherization and energy efficiency program, and recovery of distribution-related bad debt expenses through a rider mechanism. The Stipulation was approved in its entirety by the PUCO on July 8, 2009 and rates were effective July 13, 2009. On January 26, 2010, the Ohio Supreme Court affirmed the PUCO’s decision.

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

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase was attributable to recovery of the current cost of the accelerated gas main replacement program in base rates. In June 2005, the Kentucky General Assembly enacted Kentucky Revised Statute 278.509 (KRS 278.509), which specifically authorizes the KPSC to approve tracker recovery for utilities’ gas main replacement programs. In December 2005, the KPSC approved an annual rate increase and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, which was approved prior to the enactment of KRS 278.509 in 2005. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Per the KPSC order, Duke Energy Kentucky collected these revenues subject to refund pending the final outcome of this litigation. Duke Energy Kentucky and the KPSC have requested that the Kentucky Court of Appeals grant a rehearing of its decision. On February 5, 2009, the Kentucky Court of Appeals denied the rehearing requests of both Duke Energy Kentucky and the KPSC. Duke Energy Kentucky filed a motion for discretionary review to the Kentucky Supreme Court on or about March 6, 2009. The Kentucky Supreme Court has accepted discretionary review of this case and merit briefs were filed on October 19, 2009. Duke Energy Kentucky filed its reply brief on January 4, 2010.

On July 1, 2009, Duke Energy Kentucky filed its application for an approximate $18 million increase in base natural gas rates. Duke Energy Kentucky also proposed to implement a modified straight fixed-variable rate design for residential customers, which involves moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the volumetric charges to the fixed monthly charge. On November 19, 2009, Duke Energy Kentucky and the Kentucky Attorney General jointly filed a Stipulation and Recommendation reflecting their settlement of the gas rate case. The Stipulation and Recommendation reflects a revenue increase of $13 million, which reflected a10.375% Return on Equity. Duke Energy Kentucky agreed to withdraw its request for a straight fixed-variable rate design and to forego filing another gas rate case in the eighteen months following approval of the Stipulation and

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Recommendation. The KPSC issued an order approving the Stipulation and Recommendation on December 29, 2009. New rates went into effect January 4, 2010.

Duke Energy Carolinas Energy Efficiency. On May 7, 2007, Duke Energy Carolinas filed its save-a-watt application with the NCUC. The save-a-watt proposal is based on the avoided cost of generation not needed resulting from any successful Duke Energy Carolinas energy efficiency programs. On February 26, 2009, the NCUC issued an order (i) approving Duke Energy Carolinas’ energy efficiency programs; (ii) requesting additional information on Duke Energy Carolinas’ returns under eight different compensation scenarios; and (iii) authorizing Duke Energy Carolinas to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas filed the additional information requested by the NCUC on March 31, 2009. On June 12, 2009, Duke Energy Carolinas filed with the NCUC a settlement agreement between Duke Energy Carolinas and the Public Staff and several environmental intervenors. A hearing on the settlement was held on August 19, 2009. A Notice of Decision approving the settlement with modifications was issued on December 14, 2009. Duke Energy Carolinas began offering energy conservation programs to North Carolina retail customers and billing a conservation-only rider on June 1, 2009. On February 10, 2010, the NCUC approved the order in full.

In mid-October 2009, Duke Energy Carolinas began offering demand response programs in North Carolina. On January 1, 2010, Duke Energy Carolinas began to bill the full Rider Energy Efficiency approved by the NCUC in its December 14, 2009 Notice of Decision.

On May 6, 2009, the PSCSC approved Duke Energy Carolinas’ request for (i) approval of conservation and demand response programs; (ii) cancellation of certain existing demand response programs; (iii) deferral of the costs incurred to develop and implement the energy efficiency programs from June 1, 2009 until the date these costs are reflected in electric rates; and (iv) assurance that Duke Energy Carolinas may true-up incentives for costs deferred pursuant to the petition in accordance with the PSCSC order on the appropriate compensation mechanism in Duke Energy Carolinas’ 2009 general rate proceeding. Duke Energy Carolinas began offering demand response and conservation programs to South Carolina retail customers effective June 1, 2009. As described above, on January 20, 2010, the PSCSC approved Duke Energy Carolinas’ cost recovery mechanism for energy efficiency. The new rates were effective February 1, 2010.

The save-a-watt programs and compensation approach in both North Carolina and South Carolina are approved through December 31, 2013.

Duke Energy Ohio Energy Efficiency. Duke Energy Ohio filed the save-a-watt Energy Efficiency Plan as part of its ESP filed with the PUCO, which was approved by the PUCO on December 17, 2008, as discussed above, including allowing for the implementation of a new save-a-watt energy efficiency compensation model. However, the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this issue were denied by the PUCO and no further appeals of this issue have been taken. The save-a-watt programs and compensation approach in Ohio are approved through December 31, 2011.

Duke Energy Indiana Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the save-a-watt compensation model of avoided cost of generation. A number of parties have intervened in the proceeding. Duke Energy Indiana has reached a settlement with all intervenors except one, the Citizens Action Coalition of Indiana, Inc. (CAC), and has filed such settlement agreement with the IURC. An evidentiary hearing with the IURC was held on February 27, 2009 and March 2, 2009. On February 10, 2010, the IURC approved the request. On December 9, 2009, the IURC issued an order concerning energy efficiency efforts within the state of Indiana wherein it required utilities, including Duke Energy Indiana, to promote a certain core set of energy efficiency programs through the use of a third party administrator that contracts directly with the utilities. The order also required energy usage reduction targets for the utilities, starting with 0.3% of sales in 2010 and increasing to 2% of sales in 2019. On February 10, 2010, the IURC issued an order approving the settlement with the OUCC with some modifications. The IURC approved Duke Energy Indiana’s proposed programs and allowed for the save-a-watt model incentives for Core Plus programs. The IURC also rejected a settlement agreement that allowed large industrial and commercial customers to opt out of utility sponsored energy efficiency, finding that initially energy efficiency programs should be available to all customer classes.

Duke Energy Kentucky Energy Efficiency. On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs. On December 1, 2008, Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. On January 27, 2010, Duke Energy Kentucky withdrew the application to implement save-a-watt and plans to file a revised portfolio in the future.

Duke Energy Carolinas Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC seeking approval to implement a solar photovoltaic distributed generation program (Program). Duke Energy Carolinas proposed to invest $100 million over two years to install a total of 20 MW of electricity generating solar panels on multiple North Carolina sites including homes, schools, stores and factories. The Program will help Duke Energy Carolinas meet the requirement of North Carolina’s Renewable Energy and Energy Efficiency Portfolio Standard (REPS). It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electric generating facilities, Duke Energy Carolinas required a Certificate of Public Convenience and Necessity (CPCN) from the NCUC. The REPS statute provides for the recovery of costs Duke Energy Carolinas incurs to comply with its requirements, principally through an annual rate rider.

In response to concerns raised by the Public Staff and various solar energy groups, Duke Energy Carolinas agreed to reduce the size of the Program to invest $50 million to install up to 10 MW of solar photovoltaic capacity. On December 31, 2008, the NCUC issued its Order Granting CPCN Subject to Conditions. The conditions (i) reduce the program size from 20 MW to 10 MW (as previously agreed upon by Duke Energy Carolinas); and (ii) limit program costs recoverable through the REPS rider to program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order left open the opportunity to recover the excess costs through other recovery mechanisms. Based upon the revised size and availability of state and federal tax credits, Duke Energy Carolinas estimates the limited amount of program costs recoverable through the REPS rider will result in a monthly charge of approximately $0.05 for residential customers.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer the incremental costs incurred from the September 2008 purchase of an additional ownership interest in the Catawba Nuclear Station and certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance scheduled to go into service in the spring of 2009. The costs Duke Energy Carolinas sought to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an ongoing basis. On February 25, 2009, and March 31, 2009, the PSCSC and NCUC, respectively, approved the deferral of these costs. Duke Energy Carolinas began deferring costs in the first quarter 2009. These costs are being recovered in the new rates effective January 1, 2010 for North Carolina, and effective February 1, 2010, for South Carolina.

Duke Energy Carolinas Broad River Energy Center. On August 25, 2007, Duke Energy Carolinas experienced a disturbance on its bulk electric system which initiated at the Broad River Energy Center, a generating station owned and operated by a third party. The disturbance resulted in the tripping of six Duke Energy Carolinas generating units and the temporary opening of five 230 kilovolt (KV) transmission lines. The event resulted in no loss of load. In September 2008 the FERC initiated a preliminary, non-public investigation to determine if there were any potential violations by Duke Energy Carolinas of the North American Electric Reliability Council Reliability Standards. This investigation was coordinated with an ongoing Compliance Violation Investigation conducted by SERC Reliability Corporation. On March 5, 2009, FERC presented its preliminary findings about the event to Duke Energy Carolinas and solicited Duke Energy Carolinas’ responsive views about the event and the findings. On March 27, 2009, Duke Energy Carolinas conveyed its responsive views to FERC Staff. This investigation could result in penalties being assessed.

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

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC), which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC, respectively, denied the environmental intervenor motion. The NRC review of the COL application continues and the estimated receipt of the COL is in mid 2013. Duke Energy Carolinas filed with the Department of Energy (DOE) for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out of the program.

South Carolina passed new energy legislation (S 431) which became effective May 3, 2007. The legislation includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction through a rider. The North Carolina General Assembly also passed comprehensive energy legislation North Carolina Senate Bill 3 (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case.

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

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions, which have since been consolidated, were filed appealing the final air permit. On May 12, 2009, the Administrative Law Judge issued rulings favorable to DENR and Duke Energy, dismissing several of petitioners’ claims and granting summary judgment against petitioners on other claims, resulting in the dismissal of two petitions and leaving two for hearing. A hearing on remaining claims is scheduled for June 2010. See Note 16 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

below the major source threshold. In May 2009, four contested case petitions were filed appealing the March 13, 2009 final air permit. These four cases have been consolidated with each other and with the four consolidated cases filed in 2008, resulting in the dismissal of two of the four cases. The same schedule will govern these cases with a hearing scheduled for June 2010.

Dan River and Buck Combined Cycle Facilities. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, resulting in a modification of the construction schedule. On September 1, 2009, Duke Energy Carolinas filed with the NCUC further information clarifying the construction schedule for the two projects. Under the revised schedule, the Buck Project is expected to begin operation in combined cycle mode by the end of 2011, but without a phased-in simple cycle commercial operation. The Dan River Project is expected to begin operation in combined cycle mode by the end of 2012, also without a phased-in simple cycle commercial operation. On December 21, 2009, Duke Energy Carolinas entered into a First Amended and Restated engineering, construction and commissioning services agreement with Shaw North Carolina, Inc. for $322 million which reflects the revised schedule. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are approximately $660 million and $710 million, respectively.

On October 15, 2008, the DAQ issued a final air permit authorizing construction of the Buck combined cycle natural gas-fired generating units, and on August 24, 2009, the DAQ issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generation units.

Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost approximately $2 billion (including approximately $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the air permit.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s CPCN Order. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was required to file its plans for studying carbon storage related to the project within 60 days of the order. On November 3, 2008 and May 1, 2009, Duke Energy Indiana filed its second and third semi-annual IGCC riders, respectively, both of which were approved by the IURC in full.

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. Duke Energy has experienced design modifications and scope growth above what was anticipated from the preliminary engineering design, adding capital costs to the IGCC project. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add approximately $150 million, or about 6.4% to the total IGCC Project cost estimate, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy will present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. The evidentiary hearing for the fourth semi-annual update proceeding is scheduled for April 6, 2010. In the cost estimate subdocket proceeding, Duke Energy Indiana will be filing a new cost estimate for the IGCC project on April 7, 2010, with its case-in-chief testimony, and a hearing is scheduled to begin August 10, 2010. Duke Energy Indiana continues to work with its vendors to update and refine the forecasted increased cost to complete the Edwardsport IGCC project, and currently anticipates that the total cost increase it submits in the cost estimate subdocket proceeding will be significantly higher than the $150 million previously identified.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only approximately $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. Intervenor CAC recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of approximately $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through approximately the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected in the first half of 2010.

Under the Edwardsport IGCC CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. In December 2008, Duke Energy Indiana entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation and construction is underway.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Federal Advanced Clean Coal Tax Credits. Duke Energy has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for Duke Energy’s Cliffside and Edwardsport project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. In November 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending.

Other U.S. Franchised Electric and Gas Matters.

Duke Energy Carolinas City of Orangeburg, South Carolina Wholesale Sales. On June 28, 2008, Duke Energy Carolinas filed notice with the NCUC that it intended to sell electricity to the City of Orangeburg, South Carolina (City of Orangeburg), a wholesale customer, at native load priority. Duke Energy Carolinas and the City of Orangeburg also filed a joint petition asking the NCUC to declare that the City of Orangeburg contract and all future Duke Energy Carolinas native load priority wholesale contracts will be treated for ratemaking and reporting purposes in the same manner as such existing wholesale contracts (i.e., revenues from those contracts will be allocated to wholesale jurisdiction and costs will be allocated to wholesale jurisdiction based on system average costs). On March 30, 2009, the NCUC issued its Order in which it concluded that Duke Energy Carolinas can proceed with the City of Orangeburg contract at its own risk; however, Duke Energy Carolinas cannot treat the City of Orangeburg’s load as Duke Energy Carolinas’ native load for rate setting purposes. Further, the NCUC concluded that based on the evidence presented, a future Commission should allocate costs based upon incremental costs in any future ratemaking case. The NCUC distinguished the City of Orangeburg from wholesale customers that have been historically served by Duke Energy Carolinas because the City of Orangeburg has not shared in the costs of Duke Energy Carolinas’ existing system. Due to the NCUC ruling, Duke Energy Carolinas terminated the system average contract with the City of Orangeburg in April 2009 per the allowed contractual provisions. The City of Orangeburg then terminated its contingency contract with Duke Energy Carolinas at incremental pricing and informed Duke Energy Carolinas that it would take service from South Carolina Electric and Gas Company via a newly executed agreement through the end of 2010. On April 29, 2009, Duke Energy Carolinas and the City of Orangeburg filed a Notice of Appeal with the North Carolina Court of Appeals and briefs were filed with the Court of Appeals on December 16, 2009. The City of Fayetteville and ElectriCities filed briefs in support of Duke Energy Carolinas’ and City of Orangeburg’s positions. Briefs for the appellees are due on February 17, 2010. Additionally, on July 2, 2009, the City of Orangeburg filed a Petition for Declaratory Order with the FERC seeking relief from the NCUC Order on various grounds, including violation of the Public Utility Regulatory Policies Act voluntary coordination provisions and federal preemption. The NCUC, the Public Staff and the Attorney General, Progress Energy, the National Association of Regulatory Utility Commissioners, Occidental Power Marketing and the North Carolina Waste Awareness Network (WARN) have intervened in opposition to the Petition. The City of Fayetteville and ElectriCities have intervened in favor of Orangeburg’s position, as has the American Public Power Association. Duke Energy Carolinas and NC Electric Membership Cooperative have also intervened, but expressed no position on the Petition.

Duke Energy Carolinas Wholesale Sales. On September 3, 2009, Duke Energy Carolinas filed advance notice of its intent to serve Central Electric Power Cooperative, Inc. as an additional wholesale customer at native load priority and at system average cost. The load to be served consists of load historically served by Duke Energy Carolinas until recently. On September 11, 2009, the Public Staff filed its response to the advance notice, indicating that it did not object to the advance notice filing and further indicating that it was unlikely that the Public Staff would in a future rate proceeding recommend that costs associated with the Central Electric Power cooperative, Inc. contract be allocated on anything other than system average cost. On October 5, 2009, the WARN filed a petition to intervene in the proceeding arguing that the extension of Duke Energy Carolinas’ service area through wholesale sales is not in the best interests of Duke Energy Carolinas’ customers. On November 10, 2009, the NCUC issued an order rejecting WARN’s objection and permitting Duke Energy Carolinas to proceed with the proposed agreement.

Duke Energy Carolinas has also filed advance notices of its intent to serve additional wholesale customers; namely, the City of Greenwood, South Carolina, and Haywood Electric Membership Corp., at native load priority. Given that these wholesale customers were historically served by Duke Energy Carolinas for a portion of their load, Duke Energy Carolinas will seek to distinguish these contracts from the Orangeburg decision. On July 20, 2009, the NCUC issued an order concluding that Duke Energy Carolinas can proceed with the Greenwood purchased power agreement and that Greenwood’s load may be treated the same as retail native load.

Duke Energy Indiana SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. The intervenors filed testimony generally supporting SmartGrid, but claimed that Duke Energy Indiana’s plan was too fast and too large, with not enough customer benefits in terms of time differentiated rate options and behind-the-meter energy management systems. The intervenors also opposed the distribution formula rate and the rider request claiming that costs should be recovered in a base rate case, or possibly deferred. Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. The settlement also included increased reporting and monitoring requirements, approval of Duke Energy Indiana’s renewable distributed generation pilot and the creation of a collaborative design to initiate several time differentiated pricing pilots, an electric vehicle pilot and a home area network pilot. Additionally, the settlement agreement provided for tracker recovery of the costs associated with the SmartGrid initiative, subject to cost recovery caps and a termination date for the tracker. The tracker will also include a reduction in costs associated with the adoption of a new depreciation study. An evidentiary hearing was held on June 29, 2009. On November 4, 2009, the IURC issued an order that rejected the settlement agreement as incomplete and not in the public interest. The IURC cited the lack of defined benefits of the programs and encouraged the parties to continue the collaborative process outlined in the settlement or to consider smaller

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

scale pilots or phased-in options. The IURC required the parties to present a procedural schedule within 10 days to address the underlying relief requested in the cause, and to supplement the record to address issues regarding the American Recovery and Reinvestment Act funding recently awarded by the DOE. Duke Energy Indiana is considering its next steps, including a review of the implications of this Order on the American Recovery and Reinvestment Act SmartGrid Investment Grant award from the DOE. A technical conference was held at the IURC on December 1, 2009, wherein a procedural schedule was established for the IURC’s continuing review of Duke Energy Indiana’s SmartGrid proposal. Duke Energy Indiana is currently scheduled to file supplemental testimony in support of a revised SmartGrid proposal by April 1, 2010, with an evidentiary hearing scheduled for May 5, 2010.

Duke Energy Ohio SmartGrid. Duke Energy Ohio filed an application on June 30, 2009, to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP, as discussed above. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has completed its audit and filed its comments. The PUCO Staff and intervenors, the OCC and Kroger Company, filed comments on October 8, 2009. The OCC and Duke Energy Ohio filed reply comments on October 15, 2009. A Stipulation and Recommendation was entered into by Duke Energy Ohio, Staff of the PUCO, Kroger Company, and Ohio Partners for Affordable Energy, which provides for a revenue increase of approximately $4.2 million under the electric rider and $590,000 under the natural gas rider. The OCC did not oppose the Stipulation and Recommendation. A hearing on the Stipulation and Recommendation occurred on November 20, 2009. Approval of the Stipulation and Recommendation is expected in the first quarter of 2010.

Commercial Power.

As discussed in Note 1, effective December 17, 2008, Commercial Power reapplied regulatory accounting treatment to certain portions of its operations due to the passing of SB 221 and the PUCO’s approval of the ESP. Commercial Power may be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

Pioneer Transmission LLC Joint Venture. On August 8, 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission, LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765 KV transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC and the IURC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at approximately $1 billion, of which approximately $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility. The earliest possible in-service date for the project is in 2015. On March 27, 2009, the FERC issued an order granting favorable rate treatment for the project, including requested rate incentives. As is customary in formula rate cases, the FERC set the formula rate that transmission customers would pay for hearing and settlement procedures to address various challenges by intervenors to the inputs and calculations underlying the formula rate. These rate issues were resolved by a settlement which was approved by the FERC on October 26, 2009. Duke Energy continues to work with MISO and PJM to obtain the necessary approvals to be included in their respective transmission expansion plans.

5. Joint Ownership of Generating and Transmission Facilities

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency, have joint ownership of Catawba Nuclear Station, which is a facility operated by Duke Energy Carolinas. As discussed in Note 3, in September 2008, Duke Energy paid approximately $150 million for an additional approximate 7% ownership interest in the Catawba Nuclear Station.

Duke Energy Ohio, Columbus Southern Power Company, and Dayton Power & Light jointly own electric generating units and related transmission facilities in Ohio. Duke Energy Kentucky and Dayton Power & Light jointly own an electric generating unit. Duke Energy Ohio and Wabash Valley Power Association, Inc. (WVPA) jointly own Vermillion Station. Additionally, Duke Energy Indiana is a joint-owner of Gibson Station Unit No. 5 with WVPA and Indiana Municipal Power Agency (IMPA), as well as a joint-owner with WVPA and IMPA of certain Indiana transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by Duke Energy Indiana.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s share of jointly-owned plant or facilities included on the December 31, 2009 Consolidated Balance Sheet is as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress

	(in millions)
Duke Energy Carolinas
Production:
Catawba Nuclear Station (Units 1 and 2)(a)	19.2%	$ 827	$ 312	$ 5
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0	596	176	11
W.C. Beckjord Station (Unit 6)(b)	37.5	55	31	1
J.M. Stuart Station(b)(c)	39.0	765	221	17
Conesville Station (Unit 4)(b)(c)	40.0	292	57	14
W.M. Zimmer Station(b)	46.5	1,316	516	13
Killen Station(b)(c)	33.0	297	131	1
Vermillion(b)	75.0	197	53	—
Transmission(a)	Various	91	53	—
Duke Energy Indiana
Production:
Gibson Station (Unit 5)(a)	50.1	327	161	—
Transmission and local facilities(a)	Various	3,148	1,335	—
Duke Energy Kentucky
Production:
East Bend Station(a)	69.0	430	226	2
International Energy
Production:
Brazil – Canoas I and II	47.1	357	83	—

(a)	Included in U.S. Franchised Electric and Gas segment.
(b)	Included in Commercial Power segment.
(c)	Station is not operated by Duke Energy Ohio.

Duke Energy’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

6. Income Taxes

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Current income taxes
Federal	$(271)	$60	$(59)
State	3	17	24
Foreign	96	68	64

Total current income taxes	(172)	145	29

Deferred income taxes
Federal	767	388	627
State	148	50	37
Foreign	27	46	32

Total deferred income taxes	942	484	696

Investment tax credit amortization	(12)	(13)	(13)

Total income tax expense from continuing operations	758	616	712

Total income tax expense (benefit) from discontinued operations	(2)	(3)	(88)
Total income tax expense from extraordinary item	—	37	—

Total income tax expense included in Consolidated Statements of Operations(a)	$756	$650	$624

(a)	Included in the “Total current income taxes” line above are uncertain tax benefits relating primarily to certain temporary differences of approximately $91 million for 2009, $46 million for 2008 and $245 million for 2007.

Income from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Domestic	$1,433	$1,575	$1,894
Foreign	398	316	342

Total income from continuing operations before income taxes	$1,831	$1,891	$2,236

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Income tax expense, computed at the statutory rate of 35%	$641	$663	$782
State income tax, net of federal income tax effect	98	43	40
Tax differential on foreign earnings	(16)	3	(23)
Goodwill impairment charge	130	—	—
AFUDC equity income	(53)	(52)	(24)
Other items, net	(42)	(41)	(63)

Total income tax expense from continuing operations	$758	$616	$712

Effective tax rate	41.4%	32.5%	31.9%

During 2009, Duke Energy had tax benefits related to employee stock ownership plan dividends of approximately $22 million and renewable energy credits primarily related to the DEGS wind business of approximately $30 million. These benefits are reflected in the above table in Other items, net.

During 2008, Duke Energy had tax benefits related to employee stock ownership plan dividends of approximately $20 million and certain foreign restructuring of approximately $25 million. These benefits are reflected in the above table in Other items, net.

During 2007, Duke Energy had tax benefits related to employee stock ownership plan dividends of approximately $20 million and the manufacturing deduction of approximately $35 million, which is reflected in the above table in Other items, net. The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. The manufacturing deduction amounts to 6% on qualified production activities.

Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in Tax differential on foreign earnings and State income tax, net of federal income tax effect in the above table.

Net Deferred Income Tax Liability Components

	December 31,
	2009	2008
	(in millions)

Deferred credits and other liabilities	$591	$995
Tax Credit Carryforwards(a)	290	—
Other	260	—

Total deferred income tax assets	1,141	995
Valuation allowance	(163)	(94)

Net deferred income tax assets	978	901

Investments and other assets	(594)	(764)
Accelerated depreciation rates	(4,744)	(4,125)
Regulatory assets and deferred debits	(1,184)	(856)
Other	—	(30)

Total deferred income tax liabilities	(6,522)	(5,775)

Net deferred income tax liabilities	$(5,544)	$(4,874)

(a)	Of the tax credit carryforwards, approximately $218 million relate to investment tax credits expiring in 2029 and approximately $72 million relates to alternative minimum tax credits that have no expiration.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Liabilities

	December 31,
	2009	2008
	(in millions)

Current deferred tax assets, included in other current assets	$3	$158
Non-current deferred tax assets, included in other investments and other assets	95	97
Current deferred tax liabilities, included in other current liabilities	(27)	(12)
Non-current deferred tax liabilities	(5,615)	(5,117)

Total net deferred income tax liabilities	$(5,544)	$(4,874)

Deferred income taxes and foreign withholding taxes have not been provided on undistributed earnings of Duke Energy’s foreign subsidiaries when such amounts are deemed to be indefinitely reinvested. The cumulative undistributed earnings as of December 31, 2009 on which Duke Energy has not provided deferred income taxes and foreign withholding taxes is approximately $949 million.

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in foreign jurisdictions.

Changes to Unrecognized Tax Benefits

	2009	2008	2007
	Increase/ (Decrease)	Increase/ (Decrease)	Increase/ (Decrease)
	(in millions)

Unrecognized Tax Benefits—January 1,	$572	$348	$499

Spin-off of Spectra Energy	—	—	(78)

Unrecognized Tax Benefits – January 2,	572	348	421
Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	132	294	36
Gross decreases—tax positions in prior periods	(38)	(65)	(56)
Gross increases—current period tax positions	11	5	1
Settlements	(13)	(7)	(52)
Lapse of statute of limitations	—	(3)	(2)

Total Changes	92	224	(73)

Unrecognized Tax Benefits—December 31,	$664	$572	$348

At December 31, 2009, Duke Energy had approximately $303 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate or be classified as a regulatory liability. At this time, Duke Energy is unable to estimate the specific effect to either. At December 31, 2009, Duke Energy had approximately $13 million that, if recognized, would be recorded as a component of discontinued operations.

It is reasonably possible that Duke Energy will reflect an approximate $313 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

During the years ending December 31, 2009, 2008, and 2007, Duke Energy recognized approximately $7 million of net interest expense, and approximately $2 million and $38 million of net interest income, respectively, related to income taxes. At December 31, 2009, and 2008, Duke Energy’s Consolidated Balance Sheets included approximately $21 million and $29 million, respectively, of interest receivable, which reflects all interest related to income taxes, and approximately $3 million and $2 million, respectively, related to accruals for the payment of penalties.

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

As of December 31, 2009 and 2008, approximately $359 million and $490 million, respectively, of federal income tax receivables were included in Other within Current Assets on the Consolidated Balance Sheets. At both December 31, 2009 and 2008, these balances exceeded 5% of Total Current Assets.

7. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred and this additional carrying amount is depreciated over the remaining life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant, and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. The recognition of asset retirement obligations has no impact on the earnings of Duke Energy’s regulated electric operations as the effects of the recognition and subsequent accounting for an asset retirement obligation are offset by the establishment of regulatory assets and liabilities pursuant to regulatory accounting.

Asset retirement obligations recognized by Duke Energy relate primarily to the decommissioning of nuclear power facilities, obligations related to right-of-way agreements, asbestos removal and contractual leases for land use. Certain of Duke Energy’s assets have an indeterminate life, such as transmission and distribution facilities and some gas-fired power plants and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The following table presents the changes to the liability associated with asset retirement obligations during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(in millions)

Balance as of January 1,	$2,567	$2,351
Liabilities incurred due to new acquisitions (a)	—	44
Accretion expense(b)	200	164
Liabilities settled	—	(2)
Revisions in estimates of cash flows(c)	389	—
Liabilities incurred in the current year	35	10
Other	(6)	—

Balance as of December 31,	$3,185	$2,567

(a)	As discussed in Note 3, in September 2008, Duke Energy acquired an additional ownership interest in Catawba.
(b)	Substantially all of the accretion expense for the years ended December 31, 2009 and 2008 relate to Duke Energy’s regulated electric operations and have been deferred in accordance with regulatory accounting treatment, as discussed above.
(c)	As discussed below, Duke Energy updates its nuclear decommissioning costs study every five years as required by the NCUC and PSCSC. The increase in the revisions to estimated cash flows primarily relates to the increase in estimated cost of decommissioning Duke Energy’s nuclear units. Approximately half of the increase in the nuclear decommissioning cost estimates is due to increased labor costs since the completion of the last cost study in 2003. Other assumptions that had changed since the 2003 study that impacted the determination of the asset retirement obligation liability include the inflation rate, market risk premium and credit adjusted risk free rate.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s regulated electric and regulated natural gas operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the various state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory treatment. Duke Energy does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets (including Duke Energy Ohio’s generation assets). The total amount of cost of removal for assets without an associated legal retirement obligation, which are included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets, was $2,277 million and $2,162 million as of December 31, 2009 and 2008, respectively.

Nuclear Decommissioning Costs. In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2009, 2008 and 2007, Duke Energy expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of Available-For-Sale Securities within Net Cash Used in Investing Activities. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. Both the NCUC and the PSCSC have allowed Duke Energy to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy’s nuclear stations. Duke Energy believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

The balance of the external NDTF, which are reflected as NDTF within Investments and Other Assets in the Consolidated Balance Sheets, was approximately $1,765 million as of December 31, 2009 and $1,436 million as of December 31, 2008. The increase in the value of the NDTF during 2009 is due to higher overall returns in the equity and debt markets. The fair value of assets legally restricted for the purpose of settling asset retirement obligations associated with nuclear decommissioning was $1,530 million as of December 31, 2009 and $1,194 million as of December 31, 2008.

As the NCUC and the PSCSC require that Duke Energy update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate includes Duke Energy’s 19.25% ownership interest in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. The previous study, completed in 2004, estimated total nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $2.3 billion in 2003 dollars.

Duke Energy filed these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC in conjunction with the various rate case filings. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of approximately $48 million is sufficient to cover the estimated decommissioning costs. Duke Energy received an order from the NCUC on its rate case filing on December 7, 2009, and the PSCSC accepted a settlement agreement on Duke Energy’s rate case on January 20, 2010. Both the NCUC and the PSCSC approved the existing $48 million annual funding level for nuclear decommissioning costs.

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

8. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy (hereinafter referred to as undesignated contracts). Duke Energy’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with Duke Energy’s variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, Duke Energy may elect to designate such derivatives as either cash flow hedges or fair value hedges.

The operations of U.S. Franchised Electric and Gas business segment and certain operations of the Commercial Power business segment meet the criteria for regulatory accounting treatment. Accordingly, for derivatives designated as cash flow hedges within the regulated operations, gains and losses are reflected as a regulatory liability or asset instead of as a component of AOCI. For derivatives designated as fair value hedges or left undesignated within the regulated operations, including economic hedges associated with Commercial Power’s native load generation, gains and losses associated with the change in fair value of these derivative contracts would be deferred as a regulatory liability or asset, thus having no immediate earnings impact.

Within Duke Energy’s unregulated businesses, for derivative instruments that qualify for hedge accounting and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Duke Energy includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, Duke Energy enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. The changes in fair value of these undesignated derivative instruments are reflected in current earnings.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Commodity derivatives associated with the risk management of Duke Energy’s energy operations may be accounted for as either cash flow hedges or fair value hedges if the derivative instrument qualifies as a hedge under the accounting guidance for derivatives, or as an undesignated contract if either the derivative instrument does not qualify as a hedge or Duke Energy has elected to not designate the contract as a hedge. Additionally, Duke Energy enters into various contracts that qualify for the NPNS exception. Duke Energy primarily applies the NPNS exception to contracts within the U.S. Franchised Electric and Gas and Commercial Power business segments that relate to the physical delivery of electricity over the next 12 years.

Commodity Fair Value Hedges. At December 31, 2009, Duke Energy did not have any open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. Duke Energy uses commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. Duke Energy generally uses commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities for, generally, a maximum period of one year.

Undesignated Contracts. Duke Energy uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of December 31, 2009 are primarily associated with forward power sales and coal purchases, as well as forward SO2 emission allowances, for the Commercial Power and U.S. Franchised Electric and Gas business segments. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations.

In connection with the exiting of the DENA business in 2005, Duke Energy entered into a series of Total Return Swaps (TRS) with Barclays Bank PLC (Barclays), which are accounted for as mark-to-market derivatives. The TRS offsets the net fair value of the contracts being sold to Barclays. The fair value of the TRS as of December 31, 2009 is an asset of approximately $12 million, which offsets the net fair value of the underlying contracts, which is a liability of approximately $12 million. The remaining contracts covered by this TRS are with a single counterparty. Although Duke Energy has transferred the risks associated with these contracts to Barclay’s via the TRS, Duke Energy will continue to facilitate these contracts for their duration.

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. The majority of Duke Energy’s currently outstanding derivative instruments related to interest rate risk are hedges.

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

At December 31, 2009, the total notional amount of Duke Energy’s receive fixed/pay-variable interest rate swaps (fair value hedge) was $275 million and the total notional amount of Duke Energy’s receive variable/pay-fixed interest rate swaps (cash flow hedge) was $91 million.

Volumes

The following table shows information relating to the volume of Duke Energy’s derivative activity outstanding as of December 31, 2009. Amounts disclosed represent the notional volumes of commodities and the notional dollar amounts of debt subject to derivative contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)	3,687
Emission allowances: SO2 (thousands of tons)	9
Emission allowances: NOX (thousands of tons)	2
Natural gas (millions of decatherms)	71
Coal (millions of tons)	2

Financial contracts
Interest rates (dollars in millions)	$366

The following table shows fair value amounts of derivative contracts as of December 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	December 31, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives Designated as Hedging Instruments

Commodity contracts
Current Assets: Other	$1	$—
Interest rate contracts
Current Assets: Other	4	—
Current Liabilities: Other	—	1
Deferred Credits and Other Liabilities: Other	—	6

Total Derivatives Designated as Hedging Instruments	$5	$7

Derivatives Not Designated as Hedging Instruments

Commodity contracts
Current Assets: Other	$59	$1
Investments and Other Assets: Other	59	2
Current Liabilities: Other	85	232
Deferred Credits and Other Liabilities: Other	44	100
Interest rate contracts
Current Liabilities: Other	—	3
Deferred Credits and Other Liabilities: Other	—	4

Total Derivatives Not Designated as Hedging Instruments	$247	$342

Total Derivatives	$252	$349

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the year ended December 31, 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges – Location and Amount of Pre-Tax Losses Recognized in Comprehensive

Income

Year Ended December 31, 2009

(in millions)

Location of Pre-Tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$(13)
Fuel used in electric generation and purchased power-non-regulated	(10)
Interest rate contracts
Interest expense	(5)

Total Pre-Tax Losses Reclassified from AOCI into Earnings	$(28)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

The effective portion of gains or losses on cash flow hedges that were recognized in AOCI during the year ended December 31, 2009 was insignificant. In addition, there were no losses due to hedge ineffectiveness during the year ended December 31, 2009. No gains or losses have been excluded from the assessment of hedge effectiveness. As of December 31, 2009, an insignificant amount of pre-tax deferred net gains on derivative instruments related to commodity and interest rate cash flow hedges accumulated on the Consolidated Balance Sheets in AOCI are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the year ended December 31, 2009 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

Undesignated Hedges – Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Year Ended December 31, 2009

(in millions)

Location of Pre-Tax Gains Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$1
Revenue, non-regulated electric, natural gas and other	1
Fuel used in electric generation and purchased power-non-regulated	10
Interest rate contracts
Interest expense	1

Total Pre-Tax Gains Recognized in Earnings	$13

Location of Pre-Tax Gains (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$(48)
Regulatory Liability	3
Interest rate contracts
Regulatory Asset	1

Total Pre-Tax Losses Recognized as Regulatory Assets or Liabilities	$(44)

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Credit Risk

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

Duke Energy’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy frequently uses master collateral agreements to mitigate certain credit exposures, primarily related to hedging the risks inherent in its generation portfolio. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at December 31, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent

Features

December 31, 2009
(in millions)

Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$208
Collateral Already Posted	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$6

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At December 31, 2009 and 2008, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $112 million and $86 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy had collateral receivables of approximately $19 million and $64 million under master netting arrangements that have not been offset against net derivative positions at December 31, 2009 and 2008, respectively. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at December 31, 2009 and 2008.

See Note 9 for additional information on fair value disclosures related to derivatives.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at December 31, 2009 and 2008. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)

Description
Investments in available-for-sale auction rate securities(a)(b)	$198	$—	$—	$198
Nuclear decommissioning trust fund equity securities(b)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(b)	609	36	573	—
Other long-term trading and available-for-sale equity securities(a)(b)	66	60	6	—
Other long-term trading and available-for-sale debt securities(a)(b)	258	32	226	—
Derivative assets(c)	120	1	24	95

Total Assets	$2,407	$1,285	$829	$293
Derivative liabilities(d)	(217)	(112)	(35)	(70)

Net Assets	$2,190	$1,173	$794	$223

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	See Note 10 for additional information related to investments by major security type.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets. See Note 8 for additional information regarding derivatives.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. See Note 8 for additional information regarding derivatives.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)

Description
Investments in available-for-sale auction rate securities(a)(b)	$224	$—	$—	$224
Nuclear decommissioning trust fund equity securities(b)	831	831	—	—
Nuclear decommissioning trust fund debt securities(b)	605	22	583	—
Other long-term trading and available-for-sale equity securities(b)(c)	80	49	31	—
Other long-term trading and available-for-sale debt securities(b)(c)	234	25	209	—
Derivative assets(d)	251	9	70	172

Total Assets	$2,225	$936	$893	$396
Derivative liabilities(e)	(341)	(88)	(115)	(138)

Net Assets	$1,884	$848	$778	$258

(a)	Approximately $173 million of auction rate securities are included in Other within Investments and Other Assets and approximately $51 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	See Note 10 for additional information related to investments by major security type.
(c)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(e)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for-Sale Auction Rate Securities	Derivatives (net)	Total
	(in millions)

Year Ended December 31, 2009
Balance at January 1, 2009	$224	$34	$258
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	(5)	(5)
Fuel used in electric generation and purchased power-non-regulated	—	16	16
Total pre-tax (losses) gains included in other comprehensive income	(10)	1	(9)
Net purchases, sales, issuances and settlements	(16)	(7)	(23)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	—	(14)	(14)

Balance at December 31, 2009	$198	$25	$223

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2009:
Revenue, non-regulated electric, natural gas, and other	$—	$(14)	$(14)
Fuel used in electric generation and purchased power-non-regulated	—	(12)	(12)

Total	$—	$(26)	$(26)

Year Ended December 31, 2008
Balance at January 1, 2008	$15	$8	$23
Transfers in to Level 3	285	—	285
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	(11)	(11)
Fuel used in electric generation and purchased power-non-regulated	—	96	96
Other income and expense, net	(3)	—	(3)
Total pre-tax losses included in other comprehensive income	(43)	(1)	(44)
Net purchases, sales, issuances and settlements	(30)	(84)	(114)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	26	26

Balance at December 31, 2008	$224	$34	$258

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2008:
Revenue, non-regulated electric, natural gas, and other	$—	$(3)	$(3)
Fuel used in electric generation and purchased power-non-regulated	—	30	30
Other income and expense, net	(3)	—	(3)

Total	$(3)	$27	$24

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

Investments in available-for-sale auction rate securities: At December 31, 2009 and 2008, Duke Energy has approximately $251 million par value (approximately $198 million fair value) and approximately $270 million par value (approximately $224 million fair value), respectively, of auction rate securities for which an active market does not currently exist. The majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of December 31, 2009 and 2008 using measurements appropriate for Level 3 investments. The methods and significant assumptions used to determine the fair values of Duke Energy’s investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

See Note 10 for a discussion of other-than-temporary impairments associated with investments in auction rate debt securities during the year ended December 31, 2008.

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

Commodity derivatives: The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Some commodity derivatives are New York Mercantile Exchange (NYMEX) contracts, which Duke Energy classifies as Level 1 measurements.

Additional fair value disclosures. The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2009 and 2008 are not necessarily indicative of the amounts Duke Energy could have realized in current markets.

	As of December 31,
	2009		2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$ 17,015	$ 16,899	$ 13,896	$ 13,981

The fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

See Note 11 for a discussion of non-recurring fair value measurements related to goodwill and other long-lived assets for which impairment charges were recorded during the third quarter of 2009.

See Note 20 for disclosure of fair value measurements for investments that support Duke Energy’s qualified, non-qualified and other post-retirement benefit plans.

10. Investments in Debt and Equity Securities

Duke Energy classifies its investments in debt and equity securities into two categories – trading and available-for-sale. Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans are classified as trading securities and are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in the NDTF, investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, the captive insurance investment portfolio and investments in auction rate debt securities. The investments within the NDTF and Duke Energy Indiana’s grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy. Accordingly, all unrealized losses associated with equity securities within the NDTF and Duke Energy Indiana’s grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the NDTF and Duke Energy Indiana’s grantor trust are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings. For investments in debt and equity securities held in the captive insurance portfolio and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value may be included in earnings based on the criteria discussed below.

For available-for-sale securities outside of the NDTF and Duke Energy Indiana grantor trust, which are discussed separately above, Duke Energy analyzes all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

With respect to investments in debt securities, during the first quarter of 2009, Duke Energy adopted the modified other-than-temporary impairment accounting guidance issued by the FASB, which changed the other-than-temporary impairment guidance related to investments in debt securities. Under this modified other-than-temporary impairment guidance, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. The adoption of the modified other-than-temporary impairment guidance primarily impacts Duke Energy’s investments in auction rate debt securities and the investments held in the captive insurance portfolio since, as discussed above, the debt securities held in the NDTF and Duke Energy Indiana’s grantor trust receive regulatory deferral treatment of all unrealized losses including other-than-temporary impairments. Since management believes, based on consideration of the criteria above, that no credit loss exists as of December 31, 2009 and management does not have the intent to sell its investments in auction rate debt securities and the investments in debt securities within its captive insurance portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments necessary as of December 31, 2009. Accordingly, all changes in the market value of investments in auction rate debt securities and captive insurance investments were reflected as a component of other comprehensive income in 2009. However, during the year ended December 31, 2008, Duke Energy recorded a pre-tax impairment charge to earnings of approximately $13 million related to the credit risk of certain investments including auction rate debt securities. The remaining changes in fair value of investments in auction rate debt securities and captive insurance investments in 2008 were considered temporary and were reflected as a component of other comprehensive income. See Note 9 for additional information related to fair value measurements for investments in auction rate debt securities that were not part of its NDTF or captive insurance portfolio.

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

Short-term investments. At December 31, 2008, Duke Energy had approximately $51 million carrying value (approximately $55 million par value) of short-term investments. The balance at December 31, 2008 consisted of investments in auction rate debt securities that either had a stated maturity within the next 12 months or Duke Energy believed the investments were reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. At December 31, 2008, management believed that approximately $49 million par value of investments in auction rate debt securities were reasonably expected to be refunded within the next 12 months based on notification of refunding by the issuer. However, due to an ongoing delay in that refunding plan, Duke Energy reclassified these securities to long-term investments in the second quarter of 2009. Duke Energy continues to hold these securities at December 31, 2009. The remaining balance of investments in auction rate debt securities at December 31, 2008 were included in long-term investments and are discussed below. During the year ended December 31, 2009 there were no purchases or sales of short-term investments. During the years ended December 31, 2008 and 2007, Duke Energy purchased short-term investments of approximately $4,277 million and $21,661 million, respectively. During the years ended December 31, 2008 and 2007, Duke Energy received proceeds on sales of approximately $4,424 million and $22,685 million, respectively.

Long-term investments. Duke Energy classifies its investments in debt and equity securities held in the NDTF (see Note 7 for further information), in the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Additionally, approximately $198 million carrying value (approximately $251 million par value) and approximately $173 million carrying value (approximately $215 million par value) of investments in auction rate debt securities have been classified as long-term at December 31, 2009 and 2008, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term. At December 31, 2009 and 2008, Duke Energy’s long-term available-for-sale investments had a fair market value of $2,254 million and $1,855 million, respectively.

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2009, 2008 and 2007, Duke Energy purchased long-term investments of approximately $3,013 million, $3,076 million and $1,978 million, respectively, and received proceeds on sales of approximately $2,988 million $3,030 million and $1,928 million, respectively. The majority of these purchases and sales relate to activity within the NDTF, including annual contributions to the NDTF of approximately $48 million pursuant to an order by the NCUC (see Note 7).

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2009			2008
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$—	$—	$—	$(4)	$51

Total short-term investments	$—	$—	$—	$—	$(4)	$51

Equity Securities	$337	$(30)	$1,216	$161	$(163)	$880
Corporate Debt Securities	14	(2)	256	5	(7)	124
Municipal Bonds	2	(8)	83	2	(10)	150
U.S. Government Bonds	11	(1)	290	18	—	292
Auction Rate Securities	—	(53)	198	—	(42)	173
Other	18	(18)	211	3	(31)	236

Total long-term investments	$382	$(112)	$2,254	$189	$(253)	$1,855

(a)	The table above includes unrealized gains and losses of approximately $374 million and $56 million, respectively, at December 31, 2009 and unrealized gains and losses of approximately $182 million and $190 million, respectively, at December 31, 2008 associated with investments held in the NDTF. Additionally, the table above includes unrealized gains of approximately $1 million and an insignificant amount of unrealized losses at December 31, 2009 and unrealized gains and losses of approximately $1 million and $14 million, respectively, at December 31, 2008 associated with investments held in the Duke Energy Indiana Grantor Trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana Grantor Trust are deferred as regulatory assets pursuant to regulatory accounting.

For the years ended December 31, 2009, 2008, and 2007, a pre-tax gain of approximately $7 million, a pre-tax loss of approximately $1 million, and a pre-tax gain of less than $1 million, respectively, were reclassified out of AOCI into earnings.

Debt securities held at December 31, 2009, which includes auction rate securities based on the stated maturity date, mature as follows: $44 million in less than one year, $173 million in one to five years, $156 million in six to 10 years and $657 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2009 and 2008.

	As of December 31, 2009

	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months

	(in millions)

Equity Securities	$164	$(7)	$(23)
Corporate Debt Securities	38	—	(2)
Municipal Bonds	59	—	(8)
U.S. Government Bonds	93	(1)	—
Auction Rate Securities(b)	198	(53)	—
Other	51	(15)	(3)

Total	$603	$(76)	$(36)

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

	As of December 31, 2008

	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months

	(in millions)

Equity Securities	$353	$(12)	$(151)
Corporate Debt Securities	38	(3)	(4)
Municipal Bonds	66	—	(10)
Auction Rate Securities(b)	224	—	(46)
Other	108	(3)	(28)

Total	$789	$(18)	$(239)

(a)	The table above includes fair values of approximately $298 million and $486 million at December 31, 2009 and 2008, respectively, associated with investments held in the NDTF. Additionally, the table above includes fair values of approximately $27 million and $33 million at December 31, 2009 and 2008, respectively, associated with investments held in the Duke Energy Indiana Grantor Trust.
(b)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

11. Goodwill and Intangible Assets

Goodwill. The following table shows goodwill by business segment at December 31, 2009 and 2008:

	Balance January 1, 2009	Impairment of Goodwill	Acquisitions, Foreign Exchange and Other Changes	Balance December 31, 2009
	(in millions)

U.S. Franchised Electric and Gas	$3,500	$—	$(17)	$3,483
Commercial Power(a)	960	(371)	(20)	569
International Energy	260	—	38	298

Total consolidated	$4,720	$(371)	$1	$4,350

	Balance January 1, 2008	Impairment of Goodwill	Acquisitions, Foreign Exchange and Other Changes	Balance December 31, 2008
	(in millions)

U.S. Franchised Electric and Gas	$3,478	$—	$22	$3,500
Commercial Power	871	—	89	960
International Energy	293	—	(33)	260

Total consolidated	$4,642	$—	$78	$4,720

(a)	The 2009 impairment charge, which is disclosed below, is the first goodwill impairment charge recorded by Duke Energy since the initial transaction occurred that resulted in the recognition of goodwill.

Duke Energy is required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31. Duke Energy updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual analysis of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

For purposes of the step one analyses, determination of reporting units’ fair value was based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Based on completion of step one of the annual impairment analysis, management determined that the fair values of all reporting units except for Commercial Power’s non-regulated Midwest generation reporting unit, for which the carrying value of goodwill was approximately $890 million as of August 31, 2009, were greater than their respective carrying values. Accordingly, only Commercial Power’s non-regulated Midwest generation reporting unit required management to perform step two of the goodwill impairment test to determine the amount of the goodwill impairment.

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

The fair value of the non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, current and forecasted power and commodity prices, impact of the economy on discount rates, valuation of peer companies, competition, and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolves, and such views and assumptions used in determining the step one fair value of the reporting unit in 2009 changed significantly from those used in the 2008 annual impairment test. These factors had a significant impact on the risk-adjusted discount rate and other inputs used to value the non-regulated Midwest generation reporting unit. More specifically, as of August 31, 2009, the following factors significantly impacted management’s valuation of the reporting unit that consequently resulted in an approximate $371 million non-cash goodwill impairment charge during the third quarter of 2009:

•

Decline in load (electricity demand) forecast—As a result of lower demand due to the continuing economic recession, forecasts evolved throughout 2009 that indicate that lower demand levels may persist longer than previously anticipated. The potential for prolonged suppressed sales growth, lower sales volume forecasts and greater uncertainty with respect to sales volume forecasts had a significant impact to the valuation of this reporting unit.

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

•

Carbon legislation/regulation developments—On June 26, 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009 (ACES) to encourage the development of clean energy sources and reduce greenhouse gas emissions. The ACES would create an economy-wide cap and trade program for large sources of greenhouse gas emissions. In September 2009, the U.S. Senate made significant progress towards their own version of climate legislation and, also in 2009, the EPA began actions that could lead to its regulation of greenhouse gas emissions absent carbon legislation. Climate legislation has the potential to significantly increase the costs of coal and other carbon-intensive electricity generation throughout the U.S., which could impact the value of the coal fired generating plants, particularly in non-regulated environments.

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

The fair values of Commercial Power’s non-regulated generation reporting unit and generating assets for which impairments were recorded were determined using significant unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Intangibles. The carrying amount and accumulated amortization of intangible assets as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008

	(in millions)

Emission allowances	$274	$300
Gas, coal and power contracts	296	296
Wind development rights(a)	127	161
Other	66	68

Total gross carrying amount	763	825

Accumulated amortization—gas, coal and power contracts	(140)	(117)
Accumulated amortization—wind development rights	(2)	—
Accumulated amortization—other	(28)	(28)

Total accumulated amortization	(170)	(145)

Total intangible assets, net	$593	$680

(a)	As discussed further below and in Note 3, the decrease in wind development rights primarily relates to the sale of certain projects that were acquired as part of Catamount in September 2008.

Emission allowances in the table above include emission allowances acquired by Duke Energy as part of its merger with Cinergy, which were recorded at the then fair value on the date of the merger in April 2006, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the years ended December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008

	(in millions)

Gross carrying value at beginning of period	$300	$426
Purchases of emission allowances	93	62
Sales and consumption of emission allowances (a)(b)	(120)	(116)
Impairment of emission allowances	—	(82)
Other changes	1	10

Gross carrying value at end of period	$274	$300

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by U.S. Franchised Electric and Gas and Commercial Power.

Amortization expense for gas, coal and power contracts, wind development rights and other intangible assets for the years ended December 31, 2009, 2008 and 2007 was approximately $25 million, $27 million and $57 million, respectively.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2009. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts, as well as estimated amortization related to the wind development projects acquired from Catamount. The amortization amounts discussed below are estimates and actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, delays in the in-service dates of wind assets, additional intangible acquisitions and other events.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

	2010	2011	2012	2013	2014

	(in millions)

Amortization expense	$136	$38	$34	$31	$30

As discussed in Note 3, Duke Energy completed the acquisition of Catamount in September 2008, resulting in the recognition of approximately $117 million of intangible assets related to wind farm development rights. Of this amount, a portion of the intangible asset value was assigned to projects that Duke Energy disposed of through sale during the year ended December 31, 2009. The intangible assets recorded in connection with the Catamount acquisition primarily represent land use rights and interconnection agreements acquired by Duke Energy as part of the purchase price. Since these intangible assets relate to development projects for which commercial operations have not commenced, amortization of the intangible asset value assigned to each of these projects will not begin until commercial operation is achieved. Duke Energy will evaluate the useful lives of these intangible assets as the projects begin commercial operations, which is anticipated to be in the years 2010 through 2012. Duke Energy currently estimates the useful lives of these projects, once in commercial operation, will be the shorter of the lease term of the land or the estimated lives of the projects, which is approximately 25 years.

In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with its merger with Cinergy. The carrying amount of these intangible liabilities associated with other power sale contracts was approximately $10 million and $16 million at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, Duke Energy amortized approximately $6 million, $73 million and $45 million, respectively, to income related to these intangible liabilities. The remaining balance of approximately $10 million will be amortized to income as follows: approximately $6 million in 2010 and approximately $4 million in 2011. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

Impairment of Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). Subsequently, in December 2008, a federal appeals court reinstated the CAIR while the EPA develops a new clean air program. See Note 16 for additional information on the CAIR. However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of SO2 and NOx allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, Duke Energy evaluated the carrying value of emission allowances held by its regulated and unregulated businesses for impairment during the third quarter of 2008.

At the time of its temporary repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the temporary decision to vacate CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances at September 30, 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in market prices of SO2 allowances, as discussed above, Commercial Power recorded pre-tax impairment charges of approximately $77 million related to forecasted excess SO2 allowances held at September 30, 2008. Additionally, Commercial Power recorded pre-tax impairment charges of approximately $5 million related to annual NOx allowances during the third quarter of 2008 as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Goodwill and Other Impairment Charges within Operating Expenses on the Consolidated Statements of Operations.

Additionally, U.S. Franchised Electric and Gas has emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate at September 30, 2008, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the temporary vacating of the CAIR, these forward contracts, which primarily settled in the fourth quarter of 2008 or in 2009, qualified for the NPNS exception within the accounting rules for derivatives. However, since certain of these forward contracts would no longer be considered probable of use in the normal course of operations due to the excess over forecasted needs, in September 2008, U.S. Franchised Electric and Gas determined that these contracts no longer qualified for the NPNS exception. At the time this determination was made, the fair value of the contracts was a liability of approximately $34 million. Since U.S. Franchised Electric and Gas anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets. These forward contracts have continued to be marked-to-market, with an offset to the regulatory asset balance, until ultimate settlement.

As a result of the reinstatement of the CAIR in December 2008, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by U.S. Franchised Electric and Gas and Commercial Power are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

12. Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. Significant investments in affiliates accounted for under the equity method are as follows:

Commercial Power. As of December 31, 2009 and 2008, investments accounted for under the equity method primarily consist of Duke Energy’s approximate 50% ownership interest in the five Sweetwater projects (Phase I-V), which are wind power assets located in Texas that were acquired as part of the acquisition of Catamount, which is further described in Note 3.

International Energy. As of both December 31, 2009 and 2008, investments accounted for under the equity method primarily include a 25% indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia, and a 25% indirect interest in Attiki, a natural gas distributor in Athens, Greece.

Duke Energy’s wholly-owned subsidiary, CGP Global Greece Holdings S.A. (CGP Greece) has as its only asset the 25% indirect interest in Attiki, and its only third-party liability is a debt obligation that is secured by the 25% indirect interest in Attiki. The debt obligation is also secured by Duke Energy’s indirect wholly-owned interest in CGP Greece. This debt obligation of approximately $71 million, which is reflected in Current Maturities of Long-Term Debt on Duke Energy’s Consolidated Balance Sheets, is otherwise non-recourse to Duke Energy. In December 2009, Duke Energy decided to abandon its investment in Attiki and the related non-recourse debt. The decision to abandon Attiki was made in part due to the non-strategic nature of the investment and insufficient cash flow from the investee to cover non-recourse debt obligations.

In November 2009, CGP Greece failed to make a scheduled semi-annual installment payment of principal and interest on the debt, and in January 2010 the counterparty to the debt issued a Notice of Event of Default, asserting voting rights and rights to dividends in CGP Greece and thereby its 25% indirect interest in Attiki. As of December 31, 2009, Duke Energy’s investment balance in Attiki was approximately $71 million, reflecting an approximate $18 million impairment charge recognized in the fourth quarter of 2009 to reduce the carrying amount of the investment to its estimated fair value.

Other. As of December 31, 2009 and 2008, investments accounted for under the equity method primarily include telecommunications investments. Additionally, Other includes Duke Energy’s effective 50% interest in Crescent which, as discussed further below, has a carrying value of zero.

In connection with the renegotiation of its debt agreements in June 2008, Crescent management modified its existing business strategy to focus some of its efforts on producing near-term cash flows from its non-strategic real estate projects in order to improve liquidity. As a result of its revised business strategy to accelerate certain cash flows resulting from the June 2008 amendments to its debt agreements, Crescent updated its recoverability assessments for its real estate projects as required under the accounting guidance for asset impairments. Under the accounting guidance for asset impairments, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For certain of Crescent’s non-strategic assets, it was determined that some projects’ projected undiscounted cash flows did not exceed the carrying value of the projects based on the revised business strategy assumptions, and an impairment loss was recorded equal to the amount by which the carrying amount of each impaired project exceeded its estimated fair value. The methods for determining fair value included discounted cash flow models, as well as valuing certain properties based on recent offer prices for bulk-sale transactions and other price data for similar assets. During the year ended December 31, 2008, Crescent recorded impairment charges on certain of its property holdings, primarily in its residential division, of which Duke Energy’s proportionate pre-tax share was approximately $238 million. Duke Energy’s proportionate share of these impairment charges are recorded in Equity in Earnings (Losses) of Unconsolidated Affiliates in Duke Energy’s Consolidated Statements of Operations.

As a result of the impairment charges recorded during the year ended December 31, 2008, the carrying value of Duke Energy’s investment in Crescent was reduced to zero. Accordingly, Duke Energy discontinued applying the equity method of accounting to its investment in Crescent during the year ended December 31, 2008 and did not record its proportionate share of any Crescent earnings or losses in subsequent periods.

See Note 17 for a discussion of charges recorded in 2009 related to performance guarantees issued by Duke Energy on behalf of Crescent. Crescent filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009.

As of December 31, 2009 and 2008, the carrying amount of investments in affiliates with carrying amounts greater than zero approximated the amount of underlying equity in net assets.

Impairments. During the years ended December 31, 2009 and 2008, Duke Energy recorded pre-tax impairment charges to the carrying value of investments in unconsolidated affiliates of approximately $21 million and $9 million, respectively. Approximately $18 million of the impairment charge recorded during the year ended December 31, 2009 relates to International Energy’s investment in Attiki, as discussed above. These impairment charges, which were recorded in Losses on Sales and Impairments of Unconsolidated Affiliates on the Consolidated Statements of Operations, were recorded as a result of Duke Energy concluding that it would not be able to recover its carrying value in these investments, thus the carrying value of these investments were written down to their estimated fair value.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Investments in Equity Method Unconsolidated Affiliates

	As of:
	December 31, 2009			December 31, 2008
	Domestic	International	Total	Domestic	International	Total

	(in millions)

U.S. Franchised Electric and Gas	$4	$—	$4	$3	$—	$3
Commercial Power	198	—	198	226	—	226
International Energy(a)	—	153	153	—	161	161
Other	71	10	81	73	10	83

Total	$273	$163	$436	$302	$171	$473

(a)	As discussed above, International Energy recorded an approximate $18 million pre-tax impairment to write-down the value of its Attiki investment to fair value.

Equity in Earnings (Losses) of Equity Method Unconsolidated Affiliates

	For the Years Ended:

	December 31, 2009			December 31, 2008			December 31, 2007

	Domestic	International	Total(a)	Domestic	International	Total(a)	Domestic	International	Total(a)

	(in millions)

U.S. Franchised Electric and Gas	$(10)	$—	$(10)	$(16)	$—	$(16)	$(2)	$—	$(2)
Commercial Power	7	—	7	16	—	16	17	—	17
International Energy	—	72	72	—	127	127	—	102	102
Other(b)	—	1	1	(230)	1	(229)	38	2	40

Total	$(3)	$73	$70	$(230)	$128	$(102)	$53	$104	$157

(a)	Duke Energy’s share of net earnings from these unconsolidated affiliates is reflected in the Consolidated Statements of Operations as Equity in Earnings (Losses) of Unconsolidated Affiliates.
(b)	Amounts for the year ended December 31, 2008 and 2007 include Duke Energy’s proportionate share of impairment charges recorded by Crescent of approximately $238 million and $32 million pre-tax, respectively.

During the years ended December 31, 2009, 2008 and 2007, Duke Energy received distributions from equity investments of approximately $83 million, $195 million and $147 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Summarized Combined Financial Information of Equity Method Unconsolidated Affiliates

	As of December 31,

	2009	2008

	(in millions)

Balance Sheet
Current assets	$1,154	$1,399
Non-current assets	2,353	4,072
Current liabilities	(920)	(1,489)
Non-current liabilities	(744)	(2,038)

Net assets	$1,843	$1,944

	For the Years Ended December 31,

	2009	2008	2007

	(in millions)
Income Statement
Operating revenues	$1,509	$2,683	$2,284
Operating expenses	1,252	2,407	1,634

Net income	257	58	462

Other Investments. Commercial Power has an interest in South Houston Green Power, L.P. (SHGP), which is a cogeneration facility containing three combustion turbines in Texas City, Texas. Although Duke Energy owned a significant portion of SHGP, it was not consolidated as Duke Energy did not hold a majority voting control or have the ability to exercise control over SHGP, nor was Duke Energy the primary beneficiary. In the fourth quarter of 2008, Duke Energy finalized an asset swap agreement with the other joint venture owner of SHGP, which gives Duke Energy the option to receive either wind assets or a cash settlement, both of which have a value of approximately $180 million and which approximates the carrying value of Duke Energy’s investment in SHGP. The cash settlement feature will be utilized if the option to receive the wind assets is not exercised within a nine-month window following the commercialization date of the wind assets. In exchange Duke Energy would surrender its remaining interest in SHGP on the future transaction date. Duke Energy anticipates finalizing this transaction in 2010, either by receiving the wind asset or opting for the cash settlement. This transaction was considered a non-monetary exchange of productive assets with commercial substance for accounting purposes. Duke Energy does not currently expect a significant gain or loss associated with the completion of this transaction.

Effective with the finalization of the asset swap agreement in December 2008, Duke Energy turned over of the operations of SHGP to its equity partner, and Duke Energy’s 50% common equity interest in SHGP was converted to a preferred equity interest, which is considered a cost method investment. Commencing on the turnover date and continuing until either the wind asset is transferred to Duke Energy or ultimate cash settlement, Duke Energy will receive a fixed monthly payment in lieu of the economic benefit it would have otherwise received as a common equity member of SHGP. This payment is intended to compensate Duke Energy for normal distributions that it would otherwise be entitled to as an equity owner of SHGP; however, this payment is not economically linked to the actual earnings and operating results of SHGP.

Related Party Transactions. See Note 21 for information related to Duke Energy Ohio’s, Duke Energy Indiana’s and Duke Energy Kentucky’s sale of receivables to Cinergy Receivables.

Advance SC LLC, which provides funding for economic development projects, educational initiatives, and other programs, was formed during 2004. U.S. Franchised Electric and Gas made donations of approximately $11 million, $11 million and $8 million to the unconsolidated subsidiary during the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, at December 31, 2009 and 2008, U.S. Franchised Electric and Gas had a trade payable to Advance SC LLC of approximately $1 million and $11 million, respectively.

In early 2008, Duke Energy began discussions with Crescent to purchase certain parcels of land in North Carolina and South Carolina that potentially have strategic value to Duke Energy’s regulated operations in those states. During the second quarter of 2008, Duke Energy had independent third party appraisals performed for each parcel of land in order to assist in the determination of a potential purchase price. In June 2008, Duke Energy acquired approximately 12,700 acres of land for a purchase price of approximately $51 million. Crescent recorded a gain on the sale. Since Duke Energy is a joint venture owner in Crescent, its proportionate share of the gain was eliminated and instead recorded as a reduction in the carrying amount of the purchased real estate.

Prior to August 2007, International Energy loaned money to Compañía de Servicios de Compresión de Campeche, S.A. de C.V. (Campeche) to assist in the costs to build. International Energy received principal and interest payments of approximately $28 million from Campeche during 2007.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Summary Condensed Financial Information

Item 4-08(g) of Regulation S-X requires the presentation of summarized financial information for individual equity method investments that meet certain quantitative thresholds.

Summarized financial information for Crescent has not been presented for the year ended December 31, 2009 since, as discussed above, Duke Energy suspended applying the equity method of accounting to its investment in Crescent in the third quarter of 2008 as its investment in Crescent had been written down to zero. Accordingly, there were no amounts related to the operations of Crescent included in the Consolidated Statements of Operations for the year ended December 31, 2009. Summarized financial information for Crescent for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
(in millions)

Operating revenues	$ 407	$ 536
Operating expenses	$ 754	$ 415
Operating income	$ (347)	$ 121
Net income(a)	$ (420)	$ 76

(a)	2008 net income includes the gain recorded by Crescent on the sale of land to Duke Energy that was eliminated by Duke Energy, as discussed further above.

December 31, 2008
(in millions)

Current assets	$ 77
Non-current assets	$ 1,685
Current liabilities	$ 471
Non-current liabilities	$ 1,341
Noncontrolling interest	$ (1)

13. Discontinued Operations

Income (loss) from discontinued operations was income of approximately $12 million and $16 million for 2009 and 2008, respectively, and a loss of approximately $22 million for 2007. Significant transactions occurring during the years ended December 31, 2008 and 2007 that resulted in discontinued operations presentation are discussed below.

Year Ended December 31, 2008

Commercial Power

In February 2008, Duke Energy entered into an agreement to sell its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority for approximately $55 million. This transaction closed in April 2008 and resulted in Duke Energy recognizing an approximate $23 million pre-tax gain at closing.

Year Ended December 31, 2007

Commercial Power

Due to the expiration of certain tax credits, Duke Energy ceased all synthetic fuel (synfuel) operations as of December 31, 2007. Accordingly, the results of operations for synfuel were reclassified to discontinued operations. For the year ended December 31, 2007, synfuel operations had after-tax earnings of approximately $23 million, which includes tax benefits of approximately $84 million.

International Energy

In February 2007, International Energy finalized the approximate $20 million sale of it 50% ownership interest in two hydroelectric power plants near Cochabamba, Bolivia to Econergy International. International Energy recorded an impairment charge in 2006 related to certain assets in Bolivia in connection with this sale. As a result of the sale, International Energy no longer has any assets in Bolivia.

Spin-off of Natural Gas Businesses

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of Spectra Energy, which principally consisted of Duke Energy’s former Natural Gas Transmission business segment and Duke Energy’s former 50% ownership interest in DCP Midstream, LLC (DCP Midstream), to Duke Energy shareholders. Income (Loss) From Discontinued Operations, net of tax, for the year ended December 31, 2007 includes a pre-tax amount of approximately $18 million related to costs to achieve the Spectra Energy spin-off, primarily fees to outside service providers.

Other Transactions and Balances with Spectra Energy

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

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Additionally, effective with the spin-off, Duke Energy and Spectra Energy entered into various reinsurance and other related agreements that allocated certain assets to Spectra Energy and DCP Midstream created under insurance coverage provided prior to the spin-off by Duke Energy’s captive insurance subsidiary and third party reinsurance companies. Under these agreements, Spectra Energy’s captive insurance subsidiary reinsured 100% of Duke Energy’s retained risk under the insurance coverage provided prior to the spin-off. Consistent with the terms of the reinsurance agreement entered into while all parties were under the common control of Duke Energy, Duke Energy paid approximately $95 million in cash to Spectra Energy’s captive insurance company, which was placed in a grantor trust to secure Spectra Energy’s obligation to Duke Energy under the Spectra Energy reinsurance agreements. This transfer is reflected in Cash distributed to Spectra Energy within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. As of December 31, 2009, Duke Energy had a total liability to Spectra Energy and DCP Midstream related to these agreements of approximately $21 million, which is reflected in both Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. This liability is offset by a corresponding receivable, of which approximately $4 million was due from Spectra Energy’s captive insurance subsidiary under the Spectra Energy reinsurance agreement and approximately $17 million was due from third party reinsurance companies. These amounts are reflected in both Other within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets. In the event any of the reinsurance companies deny coverage for any of the claims covered under these agreements, Duke Energy is not obligated to pay Spectra Energy or DCP Midstream. Further, Duke Energy is providing no insurance coverage to Spectra Energy or DCP Midstream for events which occur subsequent to the spin-off date.

At December 31, 2009 and 2008, Duke Energy had an approximate $50 million and $49 million receivable, respectively, from Spectra Energy related to certain income tax items.

14. Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2009	2008

	(Years)	(in millions)

Land	—	$725	$687
Plant—Regulated
Electric generation, distribution and transmission(a)	8 – 125	35,983	34,005
Natural gas transmission and distribution	12 – 60	1,694	1,566
Other buildings and improvements(a)	25 – 100	617	564
Plant—Unregulated
Electric generation, distribution and transmission(a)	8 – 100	5,120	3,989
Other buildings and improvements(a)	20 – 90	1,855	1,698
Nuclear fuel	—	1,079	966
Equipment(a)	4 – 33	799	658
Vehicles	5 – 26	77	81
Construction in process	—	5,336	4,379
Other(a)	5 – 33	2,077	1,711

Total property, plant and equipment		55,362	50,304
Total accumulated depreciation—regulated(b), (c)		(15,526)	(14,681)
Total accumulated depreciation—unregulated(c)		(1,886)	(1,587)

Total net property, plant and equipment		$37,950	$34,036

(a)	Includes capitalized leases of approximately $384 million and $208 million at December 31, 2009 and 2008, respectively.
(b)	Includes accumulated amortization of nuclear fuel of approximately $603 million and $484 million at December 31, 2009 and 2008, respectively.
(c)	Includes aggregate accumulated amortization of capitalized leases of approximately $20 million and $37 million for 2009 and 2008, respectively.

Capitalized interest, which includes the debt component of AFUDC, amounted to approximately $102 million, $93 million and $71 million for 2009, 2008 and 2007, respectively.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

15. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2009	2008

			(in millions)

Unsecured debt	6.1%	2010 – 2037	$7,922	$6,360
Secured debt	3.4%	2010 – 2017	660	737
First mortgage bonds(a)	5.7%	2010 – 2040	5,940	4,165
Capital leases	6.7%	2010 – 2046	248	137
Other debt(b)	1.1%	2010 – 2041	1,843	2,084
Notes payable and commercial paper(c)(d)	0.4%		450	993
Fair value hedge carrying value adjustment			18	25
Unamortized debt discount and premium, net			(66)	(62)

Total debt(e)			17,015	14,439
Current maturities of long-term debt			(902)	(646)
Short-term notes payable and commercial paper(f)			—	(543)

Total long-term debt			$16,113	$13,250

(a)	As of December 31, 2009, substantially all of U.S. Franchised Electric and Gas’ electric plant in service is mortgaged under the mortgage bond indenture of Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana.
(b)	Includes $1,410 million and $1,569 million of Duke Energy tax-exempt bonds as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, $331 million and $404 million, respectively, was secured by first mortgage bonds and $433 million and $494 million, respectively, was secured by a letter of credit.
(c)	Includes $450 million as of both December 31, 2009 and 2008 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 14 days as of December 31, 2009 and 10 days as of December 31, 2008.
(d)	Includes approximately $279 million at December 31, 2008 related to Duke Energy Ohio’s drawdown under the master credit facility.
(e)	As of December 31, 2009 and 2008, $479 million and $414 million, respectively, of debt was denominated in Brazilian Reals.
(f)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 3.4% as of December 31, 2008.

Unsecured Debt. In September 2009, Duke Energy Kentucky issued $100 million of senior debentures, which carry a fixed interest rate of 4.65% and mature October 1, 2019. Proceeds from the issuance were used to repay Duke Energy Kentucky’s borrowings under Duke Energy’s master credit facility, to replenish cash used to repay $20 million principal amount of debt due September 15, 2009 and for general corporate purposes.

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

First Mortgage Bonds. In December 2009, Duke Energy Ohio issued $250 million principal amount of first mortgage bonds, which carry a fixed interest rate of 2.10% and mature June 15, 2013. Proceeds from this issuance, together with cash on hand, were used to repay Duke Energy Ohio’s borrowing under Duke Energy’s master credit facility. In conjunction with this debt issuance, Duke Energy Ohio entered into an interest rate swap agreement that converted interest on this debt issuance from the fixed coupon rate to a variable rate. The initial variable rate was set at 0.31%.

In November 2009, Duke Energy Carolinas issued $750 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.30% and mature February 15, 2040. Proceeds from this issuance will be used to fund capital expenditures and general corporate purposes, including the repayment at maturity of $500 million of senior notes and first mortgage bonds in the first half of 2010.

In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance were used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

In November 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $500 million carry a fixed interest rate of 7.00% and mature November 15, 2018 and $400 million carry a fixed interest rate of 5.75% and mature November 15, 2013. The net proceeds from issuance were used to repay amounts borrowed under the master credit facility, to repay senior notes due January 1, 2009, to replenish cash used to repay senior notes at their scheduled maturity in October 2008 and for general corporate purposes.

In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and mature August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $300 million carry a fixed interest rate of 5.10% and mature April 15, 2018 and $600 million carry a fixed interest rate of 6.05% and mature April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

In January 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $400 million carry a fixed interest rate of 5.25% and mature January 15, 2018 and $500 million carry a fixed interest rate of 6.00% and mature January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

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

In October 2008, International Energy issued approximately $153 million of debt in Brazil, of which approximately $112 million mature in September 2013 and carry a variable interest rate equal to the Brazil interbank rate plus 2.15%, and approximately $41 million mature in September 2015 and carry a fixed interest rate of 11.6% plus an annual inflation index. International Energy used these proceeds to pre-pay existing long-term debt balances.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which will be reset on a weekly basis.

Auction Rate Debt. As of December 31, 2009, Duke Energy had auction rate tax-exempt bonds outstanding of approximately $461 million. While these debt instruments are long-term in nature and cannot be put back to Duke Energy prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. In February 2008, Duke Energy began to experience failed auctions for these debt instruments. When failed auctions occur on a series of this debt, Duke Energy is required to begin paying a failed-auction interest rate on the instrument. The failed-auction interest rate for the majority of the auction rate debt is 2.0 times one-month London Interbank Offered Rate (LIBOR). Payment of the failed-auction interest rates will continue until Duke Energy is able to either successfully remarket these instruments through the auction process, or refund and refinance the existing debt. While Duke Energy has plans to refund and refinance its remaining auction rate tax-exempt bonds, the timing of such refinancing activities is uncertain and subject to market conditions. If Duke Energy is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially affect Duke Energy’s overall financial position, results of operations or cash flows.

Convertible Senior Notes. In May 2003, Duke Energy issued approximately $770 million of 1.75% convertible senior notes that were convertible into Duke Energy common stock at a premium of 40% above the May 1, 2003 closing common stock market price of $16.85 per share. The conversion of these senior notes into shares of Duke Energy common stock was contingent upon the occurrence of certain events during specified periods. During 2006, Duke Energy issued shares of common stock to settle a portion of the convertible senior notes. In May 2007, pursuant to the terms of the debt agreement, substantially all of the holders of the Duke Energy convertible senior notes required Duke Energy to repurchase the then outstanding balance of approximately $110 million at a price equal to 100% of the principal amount plus accrued interest.

In connection with the spin-off of Spectra Energy on January 2, 2007 (see Note 1), Duke Energy distributed approximately 2 million shares of Spectra Energy common stock to the holders of the convertible senior notes pursuant to the antidilution provisions of the indenture

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

agreement, resulting in a pre-tax charge of approximately $21 million during the three months ended March 31, 2007, which is recorded in Other Income and Expenses, net in the Consolidated Statements of Operations.

Accounts Receivable Securitization. Duke Energy securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy. As a result of the securitization, on a daily basis Duke Energy sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy’s franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citibank, N.A., which terminates in September 2011. The credit facility and related securitization documentation contain several covenants, including covenants with respect to the accounts receivable held by DERF, as well as a covenant requiring that the ratio of Duke Energy consolidated indebtedness to Duke Energy consolidated capitalization not exceed 65%. As of December 31, 2009 and 2008, the interest rate associated with the credit facility, which is based on commercial paper rates, was 1.6% and 3.3%, respectively, and $300 million was outstanding under the credit facility as of both December 31, 2009 and 2008. The securitization transaction was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, is reflected as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the $300 million outstanding balance of the credit facility was secured by approximately $556 million and $518 million, respectively, of accounts receivable held by DERF. The obligations of DERF under the credit facility are non-recourse to Duke Energy. DERF meets the accounting definition of a VIE and is subject to the new accounting rules for consolidation and transfers of financial assets effective January 1, 2010; however, the new accounting rules will not result in a substantial change to the accounting for DERF. See Note 21 for further information on VIEs.

Floating Rate Debt. Unsecured debt, secured debt and other debt included approximately $2.8 billion and $3.2 billion of floating-rate debt as of December 31, 2009 and 2008, respectively, which excludes approximately $336 million and $300 million of Brazilian debt at December 31, 2009 and 2008, respectively, that is indexed annually to Brazilian inflation. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as LIBOR for debt denominated in U.S. dollars. As of December 31, 2009 and 2008, the average interest rate associated with floating-rate debt was approximately 1.5% and 3.2%, respectively.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2009

(in millions)

2010	$902
2011	602
2012	2,247
2013	1,443
2014	1,398
Thereafter	10,423

Total long-term debt, including current maturities	$17,015

Duke Energy has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy’s ability to repay these obligations prior to their scheduled maturity.

Duke Energy may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). As of December 31, 2009, Duke Energy had approximately $6 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $16 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s. As of February 1, 2010, Duke Energy Carolinas’ senior unsecured credit rating was A- at S&P and A3 at Moody’s.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy and its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See footnote (c) to the table below for the borrowing sub limits for each of the borrowers as of December 31, 2009. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Master Credit Facility Summary as of December 31, 2009 (in millions)(a)

	Credit Facility Capacity	Commercial Paper	Draw Down on Credit Facility	Letters of Credit	Tax-Exempt Bonds	Total Amount Utilized	Available Credit Facility Capacity
Duke Energy Corporation
$3,137 multi-year syndicated(b)(c)	$3,137	$450	$397	$121	$285	$1,253	$1,884

(a)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains sub limits at December 31, 2009 as follows: $1,097 million for Duke Energy, $840 million for Duke Energy Carolinas, $650 million for Duke Energy Ohio, $450 million for Duke Energy Indiana and $100 million for Duke Energy Kentucky.

In September 2008, Duke Energy and its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. The following borrowings under Duke Energy’s master credit facility remained outstanding at December 31, 2009:

Amounts Borrowed Under Master Credit Facility

(in millions)

Duke Energy Corporation	$274
Duke Energy Indiana	123

Total	$397

The loans under the master credit facility are revolving credit loans that currently bear interest at one-month LIBOR plus an applicable spread ranging from 19 to 23 basis points. The loan for Duke Energy has a stated maturity of June 2012, while the loans for all of the other borrowers had stated maturities of September 2009; however, the borrowers have the ability under the master credit facility to renew the loans due in September 2009 on an annual basis up through the date the master credit facility matures in June 2012. As a result of these annual renewal provisions, in September 2009, Duke Energy Ohio and Duke Energy Indiana repaid and immediately re-borrowed approximately $279 million and $123 million, respectively, under the master credit facility. Duke Energy Indiana has the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, total borrowings by Duke Energy Indiana of $123 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at both December 31, 2009 and 2008. Additionally, Duke Energy Kentucky’s borrowings of $74 million, which was repaid in 2009 through funds obtained from the issuance of long-term debt as discussed above, was included in Long-Term Debt on the Consolidated Balance Sheets at December 31, 2008. Duke Energy Ohio’s borrowing under the master credit facility was repaid in the fourth quarter of 2009, as discussed above. As Duke Energy Ohio did not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at December 31, 2008 of $279 million were reflected in Notes Payable and Commercial Paper within Current Liabilities on the Consolidated Balance Sheets.

At December 31, 2009 and 2008, approximately $706 million and $779 million, respectively, of tax-exempt bonds were classified as Long-Term Debt on the Consolidated Balance Sheets. Of this amount, the master credit facility served as a backstop for approximately $385 million of these pollution control bonds (of which approximately $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility. Additionally, at both December 31, 2009 and 2008, approximately $450 million of commercial paper issuances were classified as Long-Term Debt on the Consolidated Balance Sheets. These tax-exempt bonds and commercial paper issuances, which are short-term obligations by nature, are classified as long-term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility and other specific purpose credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis.

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

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2009, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Other Loans. During 2009 and 2008, Duke Energy had loans outstanding against the cash surrender value of the life insurance policies that it owns on the lives of its executives. The amounts outstanding were $411 million as of December 31, 2009 and $384 million as of December 31, 2008. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

16. Commitments and Contingencies

General Insurance

Duke Energy carries insurance and reinsurance coverage either directly or through its captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy’s insurance coverage includes (i) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy’s operations; (ii) workers’ compensation liability coverage to statutory limits; (iii) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (iv) insurance policies in support of the indemnification provisions of Duke Energy’s by-laws and (v) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverage is subject to certain deductibles or retentions, sublimits, terms and conditions common for companies with similar types of operations.

In 2006, Bison was a member of sEnergy Insurance Limited (sEnergy), which provided business interruption reinsurance coverage for Duke Energy’s non-nuclear facilities. Duke Energy accounted for these memberships under the cost method, as it did not have the ability to exert significant influence over these investments. sEnergy ceased insuring events subsequent to May 15, 2006, and is currently winding down its operations and settling its outstanding claims. Bison will continue to pay additional premiums to sEnergy as it settles its outstanding claims during its wind-down; however, Duke Energy does not anticipate that the payments associated with the settlement of these outstanding claims will have a material impact on its consolidated results of operations, cash flows or financial position.

Duke Energy also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size.

The cost of Duke Energy’s general insurance coverage can fluctuate year to year reflecting the changing conditions of the insurance markets.

Nuclear Insurance

Duke Energy Carolinas owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and Catawba Nuclear Stations have two nuclear reactors each and Oconee has three. Nuclear insurance includes: nuclear liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy Carolinas for certain expenses associated with nuclear insurance premiums. The Price-Anderson Act requires Duke Energy to provide for public liability claims resulting from nuclear incidents to the maximum total financial protection liability, which was approximately $12.5 billion and increased to approximately $12.6 billion effective January 1, 2010.

Primary Liability Insurance. Duke Energy has purchased the maximum reasonably available private primary liability insurance as required by law, which was $300 million and increased to $375 million effective January 1, 2010.

Excess Liability Program. This program provides approximately $12.2 billion of coverage through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. The $12.2 billion is the sum of the current potential cumulative retrospective premium assessments of $117.5 million per licensed commercial nuclear reactor. This would be increased by $117.5 million for each additional commercial nuclear reactor licensed, or reduced by $117.5 million for nuclear reactors no longer operational and may be exempted from the risk pooling program. Under this program, licensees could be assessed retrospective premiums to compensate for public liability damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public liability damages exceed primary liability insurance, licensees may be assessed up to $117.5 million for each of their licensed reactors, payable at a rate not to exceed $17.5 million a year per licensed reactor for each incident. The assessment and rate are subject to indexing for inflation and may be subject to state premium taxes. The Price-Anderson Act provides for an inflation adjustment at least every five years with the last adjustment effective October 2008.

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

In the event of large industry losses, NEIL’s Board of Directors may assess Duke Energy for amounts up to 10 times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$37 million, Excess Property Insurance—$43 million and Accidental Outage Insurance—$22 million.

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after a qualifying accident, and second, to decontaminate before any proceeds can be used for decommissioning, plant repair or restoration.

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

Remediation Activities. Duke Energy and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy operations, sites formerly owned or used by Duke Energy entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. During 2009, Duke Energy recorded additional reserves associated with remediation activities at certain manufactured gas plant sites and it is anticipated that additional costs associated with remediation activities at certain of its sites will be incurred in the future.

Included in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $65 million and $55 million as of December 31, 2009 and December 31, 2008, respectively. These accruals represent Duke Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within Duke Energy’s regulated operations are typically expensed unless recovery of the costs is deemed probable.

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

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and begins in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The EPA has indicated that it currently plans on issuing a proposed rule in the April-May 2010 timeframe. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

The emission controls Duke Energy is installing to comply with state specific clean air legislation will contribute significantly to achieving compliance with the CAIR requirements. Additionally, Duke Energy plans to spend approximately $75 million between 2010 and 2014 (approximately $65 million in Ohio and $10 million in Indiana) to comply with Phase 1 of the CAIR. Duke Energy is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule in Indiana. Duke Energy Ohio will recover most of the depreciation and financing costs related to environmental compliance projects for 2009-2011 through its ESP.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend approximately $373 million over the period 2010-2014 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from Duke Energy’s coal-fired power plants. The EPA has indicated that it intends to propose a rule early in 2010. Additional laws and regulations under consideration which more stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for Duke Energy’s coal facilities. Duke Energy is unable to estimate its potential costs at this time.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice (DOJ), acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy’s plants have been subject to these allegations. Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

A remedy trial for violations previously established at the Wabash River and W.C. Beckjord Stations was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009; (iii) civil penalty in the amount of $687,500 for Beckjord violations; and (iv) installation of a particulate continuous emissions monitoring system at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid. On September 22, 2009, defendants filed a notice of appeal with the Seventh Circuit Court of Appeals of the judgment relating to Wabash River Units 2, 3 and 5. That appeal is still pending. As of September 30, 2009, Wabash River Units 2, 3 and 5 have been retired. On October 21, 2008, Plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations was scheduled to commence on January 25, 2010; however, the parties reached a negotiated agreement on those issues and filed a proposed consent decree with the court on December 22, 2009 for public comment and approval. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher units 1 and 3 to natural gas combustion by 2013; (ii) installation of additional pollution controls at Gallagher units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy estimates that these and other actions in the settlement will cost at least $88 million. The parties anticipate that the court will approve and enter the consent decrees in due course.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies alleging CAA violations at the Edwardsport power station. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. The District Court denied that motion. The defendants subsequently filed a motion for summary judgment alleging that the applicable statute of limitations bars all of plaintiffs’ claims. Plaintiffs filed two motions for partial summary judgment requesting rulings on the applicability of certain legal standards. On January 26, 2010, the parties filed a joint motion to stay all proceedings and deadlines pending the court’s ruling on the motions for summary judgment. On February 2, 2010, the motion to stay was granted, although the trial is still set to commence on January 10, 2011.

On July 31, 2009, the EPA served a request for information under section 114 of the CAA on Duke Energy, Duke Energy Ohio and Duke Energy Business Services, Inc., requesting information pertaining to various maintenance projects and emissions and operations data relevant to the Miami Fort and W.C. Beckjord stations in Ohio. Duke Energy’s objections and responses to the EPA’s section 114 request were filed on September 28, 2009 and Duke Energy continues to provide information to the EPA.

It is not possible to estimate the damages, if any, that Duke Energy might incur in connection with the unresolved matters discussed above. Ultimate resolution of these matters relating to NSR, even in settlement, could have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. However, Duke Energy will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

Duke Energy Carolinas’ Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, as discussed above. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice to any future filing.

It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter. To the extent that a court of proper jurisdiction halts construction of the plant, Duke Energy Carolinas will seek to meet customers’ needs for power through other resources. In addition, Duke Energy Carolinas will seek appropriate regulatory treatment for the investment in the plant.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September, 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska brought the action on their own behalf and on behalf of the village’s approximately 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss and plaintiffs filed a notice of appeal. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case and plaintiffs filed a notice of appeal. In October 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Price Reporting Cases. A total of 13 lawsuits have been filed against Duke Energy affiliates and other energy companies. Of the 13 lawsuits, 11 have been consolidated into a single proceeding, including the case originally filed in Wisconsin state court in March 2009. In February 2008, the judge in this proceeding granted a motion to dismiss one of the cases and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied and on January 9, 2009, the court ruled that plaintiffs lacked standing to pursue their remaining claims and granted certain defendants’ motion for summary judgment. In February 2009, the same judge dismissed Duke Energy Carolinas from that case as well as four other of the consolidated cases. In November 2009, the judge granted Defendants’ motion for reconsideration of the denial of Defendants’ summary judgment motion in two of the remaining 10 cases to which Duke Energy affiliates are a party. In December 2009, plaintiffs in the consolidated cases filed a motion to amend their complaints in the individual cases to add a claim for treble damages under the Sherman Act, including additional factual allegations regarding fraudulent concealment of defendants’ allegedly conspiratorial conduct.

One case was filed in Tennessee state court, which dismissed the case based on the filed rate doctrine and federal preemption grounds. That case was appealed to the Tennessee Court of Appeals, which reversed this lower court ruling in October 2008. Defendants’ application for permission to appeal to the Tennessee Supreme Court was granted and oral argument occurred in November 2009. On January 13, 2009, another case pending in Missouri state court, was dismissed on the grounds that the plaintiff lacked standing to bring the case and the plaintiff’s appeal was heard by the Missouri Court of Appeals in November 2009. In December 2009, the Court of Appeals affirmed the trial court ruling. On February 2, 2010, plaintiffs’ motion for rehearing and application for transfer to the Missouri Supreme Court was denied. Plaintiffs have filed a motion to transfer directly for the Missouri Supreme Court. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.

A settlement agreement was executed with the class plaintiffs in five of the 11 consolidated cases in September 2009. The settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters.

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

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, Plaintiffs quantified their claims as being in excess of $150 million. It is not possible to predict with certainty the damages, if any, that Duke Energy might incur in connection with this matter.

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

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $980 million and $1,031 million as of December 31, 2009 and 2008, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2009 and 2008, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy has exposure to certain legal matters that are described herein. As of December 31, 2009 and 2008, Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1 billion and $1.1 billion, respectively, for these proceedings and exposures. These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of December 31, 2009 and 2008, Duke Energy recognized approximately $984 million and $1,032 million, respectively, of probable insurance recoveries related to these losses.

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

General. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. For further information see Note 17.

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

Operating and Capital Lease Commitments

Duke Energy leases assets in several areas of its operations. Consolidated rental expense for operating leases included in income from continuing operations was $129 million in 2009, $164 million in 2008 and $138 million in 2007 which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Amortization of assets recorded under capital leases is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year, and capital leases as of December 31, 2009:

	Operating Leases	Capital Leases

	(in millions)

2010	$108	$26
2011	78	29
2012	64	27
2013	52	25
2014	37	22
Thereafter	197	119

Total future minimum lease payments	$536	$248

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

As discussed in Note 1, on January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy or International Energy, or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for certain guarantees that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee obligations. The maximum potential amount of future payments associated with the guarantees issued by Spectra Capital is approximately $250 million.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2009 was approximately $455 million. Of this amount, approximately $195 million relates to guarantees issued on behalf of less than wholly-owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Approximately $285 million of the guarantees expire between 2010 and 2021, with the remaining performance guarantees having no contractual expiration.

Included in the maximum potential amount of future payments discussed above is approximately $61 million of maximum potential amounts of future payments associated with guarantees issued to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly-owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2012 to 2021, with others having no specific term.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party, as well as used bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. Substantially all of these guarantees issued by Duke Energy relate to projects at Crescent that were under development at the time of the joint venture creation in 2006. Crescent filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009. During 2009, Duke Energy determined that it was probable that it will be required to perform under certain of these guarantee obligations and recorded a charge of approximately $26 million associated with these obligations, which represented Duke Energy’s best estimate of its exposure under these guarantee obligations. At the time the charge was recorded, the face value of the guarantees was approximately $70 million, which has since been reduced to approximately $50 million as of December 31, 2009 as Crescent continues to complete some of its obligations under these guarantees.

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

At December 31, 2009, the amounts recorded on the Consolidated Balance Sheets for the guarantees and indemnifications mentioned above, including performance guarantees associated with projects at Crescent for which it is probable that Duke Energy will be required to perform, is approximately $35 million. This amount is primarily recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

18. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to Duke Energy common stockholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

        Effective January 1, 2009, Duke Energy began applying revised accounting guidance for EPS related to participating securities, whereby unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) when dividends are paid to common stockholders, irrespective of whether the award ultimately vests, constitute participation rights and should be included in the computation of basic EPS using the two-class method. All prior period EPS data was retrospectively adjusted to conform to these revised accounting provisions.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2009, 2008, and 2007.

(in millions, except per share amounts)	Income	Average Shares	EPS
2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,061	1,293	$0.82

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,061	1,294	$0.82

2008
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,276	1,265	$1.01

Effect of dilutive securities:
Stock options, phantom, performance and restricted stock		2

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,276	1,267	$1.01

2007
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,518	1,260	$1.21

Effect of dilutive securities:
Stock options, phantom, performance and restricted stock		4
Contingently convertible bond		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,518	1,265	$1.20

As of December 31, 2009, 2008 and 2007, approximately 20 million, 15 million and 13 million, respectively, of stock options, unvested stock and performance awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but previously unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan (DRIP) and other internal plans, including 401(k) plans. During the years ended December 31, 2009 and 2008, Duke Energy received proceeds of approximately $494 million and $100 million, respectively, from the sale of common stock associated with these plans.

During 2010, Duke Energy anticipates issuing approximately $400 million of additional authorized but previously unissued shares of common stock under its DRIP and other internal plans.

19. Stock-Based Compensation

For employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy’s 2006 Long-Term Incentive Plan (the 2006 Plan) reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan superseded the 1998 Long-Term Incentive Plan, as amended (the 1998 Plan), and no additional grants will be made from the 1998 Plan. Under the 2006 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. In 2010, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or become vested; however Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Stock-Based Compensation Expense

Pre-tax stock-based compensation expense recorded in the Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,

	2009(a)	2008(a)	2007

	(in millions)

Stock Options	$2	$2	$5
Phantom Awards	17	17	20
Performance Awards	20	23	12
Other Stock Awards	1	1	2

Total	$40	$43	$39

(a)	Excludes stock-based compensation cost capitalized as a component of property, plant and equipment of approximately $4 million and $3 million for the years ended December 31, 2009 and 2008, respectively.

The tax benefit associated with the stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $16 million, $17 million and $15 million, respectively.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2008	19,790	$17
Granted	603	15
Exercised	(1,822)	13
Forfeited or expired	(1,265)	17

Outstanding at December 31, 2009	17,306	$18	3.1	$37

Exercisable at December 31, 2009	16,703	$18	2.8	$36

Options Expected to Vest	603	$15	9.1	$2

On December 31, 2008 and 2007, Duke Energy had approximately 19 million and 20 million exercisable options, respectively, with a weighted-average exercise price of approximately $17 at each date. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $6 million, $11 million and $26 million, respectively, with a related tax benefit of approximately $2 million, $4 million and $10 million, respectively. Cash received from options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $24 million, $30 million and $50 million, respectively. There were 603,015 stock options granted during the year ended December 31, 2009, and no stock options granted during the years ended December 31, 2008 or 2007. The options granted in 2009 were expensed immediately, therefore, there is no future compensation cost associated with these options.

These assumptions were used to determine the grant date fair value of the stock options granted during 2009:

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Weighted-Average Assumptions for Option Pricing

Risk-free interest rate(a)	2.0%

Expected dividend yield(b)	5.4%

Expected life(c)	6.0 yrs.

Expected volatility(d)	26.7%

(a)	The risk free rate is based upon the U.S. Treasury Constant Maturity rates as of the grant date.
(b)	The expected dividend yield is based upon annualized dividends and the 1-year average closing stock price.
(c)	The expected term of options is derived from historical data.
(d)	Volatility is based upon 50% historical and 50% implied volatility. Historic volatility is based on Duke Energy’s historical volatility over the expected life using daily stock prices. Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 1,095,935 shares (fair value of approximately $16 million, based on the market price of Duke Energy’s common stock at the grant date) during the year ended December 31, 2009, 973,515 shares (fair value of approximately $17 million based on the market price of Duke Energy’s common stock at the grant date) during the year ended December 31, 2008, and 1,163,180 shares (fair value of approximately $23 million based on the market price of Duke Energy’s common stock at the grant date) during the year ended December 31, 2007.

The following table summarizes information about phantom stock awards outstanding at December 31, 2009:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2008	2,446	$22
Granted	1,096	14
Vested	(1,108)	21
Forfeited	(68)	19

Outstanding at December 31, 2009	2,366	$19

Phantom Stock Awards Expected to Vest	2,286	$19

The total grant date fair value of the shares vested during the years ended December 31, 2009, 2008 and 2007 was approximately $23 million, $20 million and $31 million, respectively. At December 31, 2009, Duke Energy had approximately $8 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.4 years.

Performance Awards

Stock-based awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2009, 2008 and 2007 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other performance awards not containing market conditions were awarded in 2009, 2008 and 2007. The performance goal for these awards is Duke Energy’s compounded annual growth rate (CAGR) of annual diluted EPS, adjusted for certain items, over a three year period. These awards are measured at grant date price. Duke Energy awarded 3,426,244 shares (fair value of approximately $44 million) during the year ended December 31, 2009, 2,407,755 shares (fair value of approximately $37 million) during the year ended December 31, 2008, and 1,534,510 shares (fair value of approximately $23 million) during the year ended December 31, 2007.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes information about stock-based performance awards outstanding at December 31, 2009:

	Shares (in thousands)	Weighted Average Grant Date Fair Value

Number of Stock-based Performance Awards:
Outstanding at December 31, 2008	4,980	$16
Granted	3,426	13
Vested	(1,069)	19
Forfeited	(468)	16

Outstanding at December 31, 2009	6,869	$14

Stock-based Performance Awards Expected to Vest	4,177	$14

The total grant date fair value of the shares vested during the years ended December 31, 2009, 2008 and 2007 was approximately $20 million, $20 million and $34 million, respectively. At December 31, 2009, Duke Energy had approximately $28 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.2 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the years ended December 31, 2009, 2008 or 2007.

The following table summarizes information about other stock awards outstanding at December 31, 2009:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2008	219	$29
Vested	(48)	29
Forfeited	(3)	28

Outstanding at December 31, 2009	168	$28

Other Stock Awards Expected to Vest	162	$28

The total fair value of the shares vested during the years ended December 31, 2009, 2008 and 2007 was approximately $1 million, $2 million, and $2 million, respectively. At December 31, 2009, Duke Energy had approximately $1 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.0 year.

20. Employee Benefit Plans

Defined Benefit Retirement Plans

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

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. During 2009, Duke Energy made contributions to its U.S. qualified pension plans of approximately $800 million. There were no contributions to the U.S. qualified pension plans during the year ended December 31, 2008. Duke Energy made a contribution of approximately $350 million to the legacy Cinergy qualified pension plans during the year ended December 31, 2007.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the qualified retirement plans is 11 years. The average remaining service period of active employees covered by the non-qualified retirement plans is nine years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets in a particular year on a straight line basis over the next five years.

Net periodic benefit costs disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

As required by the applicable accounting rules, Duke Energy uses a December 31 measurement date for its plan assets.

Qualified Pension Plans

Components of Net Periodic Pension Costs: Qualified Pension Plans

	For the Years Ended December 31,

	2009(a)	2008(a)	2007(a)

	(in millions)

Service cost	$85	$92	$96
Interest cost on projected benefit obligation	257	254	246
Expected return on plan assets	(362)	(340)	(319)
Amortization of prior service cost	7	7	5
Amortization of loss	2	13	32
Other	17	20	20

Net periodic pension costs	$6	$46	$80

(a)	These amounts exclude approximately $10 million, $13 million and $17 million for the years ended December 31, 2009, 2008 and 2007, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Qualified Pension Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets(a)

For the year ended December 31, 2009

(in millions)

Regulatory assets, net decrease	$(22)
Accumulated other comprehensive (income)/loss
Deferred income tax asset	9
Actuarial gain arising during 2009	(8)
Prior service credit arising during 2009	(7)
Amortization of prior year actuarial losses	(1)
Amortization of prior year prior service cost	(4)

Net amount recognized in accumulated other comprehensive (income)/loss	$(11)

(a)	Excludes actuarial gains recognized in other accumulated comprehensive income of approximately $9 million, net of tax, associated with a Brazilian retirement plan.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,

	2009	2008

	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4,161	$4,301
Service cost	85	92
Interest cost	257	254
Actuarial losses (gains)	415	(182)
Plan amendments	(9)	—
Obligation assumed from plan merger	7	—
Benefits paid	(221)	(304)

Obligation at measurement date	$4,695	$4,161

The accumulated benefit obligation was approximately $4,409 million and $3,823 million at December 31, 2009 and 2008, respectively.

	As of and for the Years Ended December 31,

	2009	2008

	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$2,853	$4,321
Actual return on plan assets	787	(1,164)
Benefits paid	(221)	(304)
Assets received from plan merger	5	—
Employer contributions	800	—

Plan assets at measurement date	$4,224	$2,853

Qualified Pension Plans—Amounts Recognized in the Consolidated Balance Sheets Consist of:

	As of and for the Years Ended December 31,

	2009	2008

	(in millions)

Accrued pension liability	$(471)	$(1,308)

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table provides the amounts related to Duke Energy’s qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets at December 31, 2009 and 2008:

	As of December 31,

	2009	2008

	(in millions)

Regulatory assets	$909	$931
Accumulated other comprehensive (income) loss
Deferred income tax asset	(206)	(215)
Prior service cost	27	38
Net actuarial loss	528	537

Net amount recognized in accumulated other comprehensive (income) loss(a)	$349	$360

(a)	Excludes accumulated other comprehensive income of approximately $21 million and $12 million, respectively, net of tax, associated with a Brazilian retirement plan.

Of the amounts above, approximately $48 million of unrecognized net actuarial loss and approximately $5 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2010.

Additional Information:

Qualified Pension Plans—Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,

	2009	2008

	(in millions)

Projected benefit obligation	$4,695	$4,161
Accumulated benefit obligation	4,409	3,823
Fair value of plan assets	4,224	2,853

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Qualified Pension Plans—Assumptions Used for Pension Benefits Accounting

Benefit Obligations	2009	2008	2007

	(percentages)

Discount rate	5.50	6.50	6.00
Salary increase (graded by age)	4.50	4.50	5.00

Determined Expense	2009	2008	2007

Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs: Non-Qualified Pension Plans

	For the Years Ended December 31,

	2009	2008	2007

	(in millions)

Service cost	$2	$2	$2
Interest cost on projected benefit obligation	10	10	10
Amortization of prior service cost	2	3	2
Amortization of actuarial loss	—	1	—
Settlement credit	(1)	—	—

Net periodic pension costs	$13	$16	$14

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Non-qualified Pension Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income

For the year ended December 31, 2009

(in millions)

Accumulated other comprehensive (income)/loss
Deferred income tax asset	$(4)
Actuarial losses arising during 2009	15
Amortization of prior year actuarial losses	(1)
Amortization of prior year prior service cost	(3)

Net amount recognized in accumulated other comprehensive (income)/loss	$7

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,

	2009	2008

	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$166	$172
Service cost	2	2
Interest cost	10	10
Actuarial losses (gains)	14	(4)
Benefits paid	(19)	(14)

Obligation at measurement date	$173	$166

	As of and for the Years Ended December 31,

	2009	2008

	(in millions)
Change in Fair Value of Plan Assets
Benefits paid	$(19)	$(14)
Employer contributions	19	14

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was approximately $159 million and $154 million at December 31, 2009 and 2008, respectively.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Non-Qualified Pension Plans—Amounts Recognized in the Consolidated Balance Sheets Consist of:

	As of December 31,

	2009	2008

	(in millions)

Accrued pension liability(a)	$(173)	$(166)

(a)	Includes approximately $15 million and $20 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in AOCI on the Consolidated Balance Sheets at December 31, 2009 and 2008:

	As of December 31,

	2009	2008

	(in millions)
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(7)	$(3)
Prior service cost	12	15
Net actuarial loss (gain)	8	(6)

Net amount recognized in accumulated other comprehensive (income) loss	$13	$6

Of the amounts above, approximately $2 million of unrecognized prior service cost and approximately $1 million of unrecognized net actuarial loss will be recognized in net periodic pension costs in 2010.

Additional Information:

Non-Qualified Pension Plans—Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,

	2009	2008

	(in millions)

Projected benefit obligation	$173	$166
Accumulated benefit obligation	159	154
Fair value of plan assets	—	—

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Non-Qualified Pension Plans—Assumptions Used for Pension Benefits Accounting

Benefit Obligations	2009	2008	2007

	(percentages)

Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00

Determined Expense	2009	2008	2007

Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Other Post-Retirement Benefit Plans

Duke Energy and most of its subsidiaries provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Duke Energy did not make any contributions to its other post-retirement benefit plans in 2009 or 2008. During the year ended December 31, 2007, Duke Energy contributed approximately $62 million to its other post-retirement benefit plans.

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

Components of Net Periodic Other Post-Retirement Benefit Costs

	For the Years Ended December 31,

	2009(a)	2008(a)	2007(a)

	(in millions)

Service cost	$7	$7	$11
Interest cost on accumulated post-retirement benefit obligation	46	44	57
Expected return on plan assets	(16)	(16)	(9)
Amortization of prior service (credit) cost	(8)	(8)	2
Amortization of net transition liability	10	11	10
Amortization of (gain) loss	(5)	(2)	6
Special termination benefit cost	—	—	8
Prior period accounting true-up adjustment(b)	—	(55)	—

Net periodic other post-retirement benefit costs	$34	$(19)	$85

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

(a)	These amounts exclude approximately $9 million, $9 million and $10 million for the years ended December 31, 2009, 2008 and 2007, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Represents the correction of errors, primarily in periods prior to 2008, related to the accounting for Duke Energy’s other post-retirement benefit plans that would have reduced amounts recorded as other post-retirement benefit expense during those historical periods. Of this amount, approximately $15 million was capitalized as a component of property, plant and equipment.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Accounting guidance issued and adopted by Duke Energy in 2004 prescribes the appropriate accounting for the federal subsidy. The after-tax effect on net periodic post-retirement benefit cost was a decrease of $3 million in 2009, $3 million in 2008 and $3 million in 2007. Duke Energy recognized an approximate $5 million and $8 million subsidy receivable as of December 31, 2009 and 2008, respectively, which is included in Receivables on the Consolidated Balance Sheets.

Other Post-Retirement Benefit Plans—Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

For the year ended December 31, 2009

(in millions)

Regulatory assets, net increase	$66
Regulatory liabilities, net increase	91
Accumulated other comprehensive (income)/loss
Deferred income tax liability	(2)
Actuarial loss arising during 2009	3
Amortization of prior year prior service credit	2
Amortization of prior year actuarial gains	1
Amortization of prior year net transition liability	(2)

Net amount recognized in accumulated other comprehensive (income)/loss	$2

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,

	2009	2008

	(in millions)

Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$738	$905
Service cost	7	7
Interest cost	46	44
Plan participants’ contributions	21	22
Actuarial gain	(11)	(170)
Plan amendments	—	(10)
Plan transfer	2	—
Benefits paid	(80)	(65)
Accrued retiree drug subsidy	5	5

Accumulated post-retirement benefit obligation at measurement date	$728	$738

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

	As of and for the Years Ended December 31,

	2009	2008

	(in millions)

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$169	$224
Actual return on plan assets	28	(49)
Benefits paid	(80)	(65)
Employer contributions	31	37
Plan participants’ contributions	21	22

Plan assets at measurement date	$169	$169

Duke Energy uses a December 31 measurement date for its plan assets.

Other Post-Retirement Benefit Plans- Amounts Recognized in the Consolidated Balance Sheets Consist of:

	As of December 31,

	2009	2008

	(in millions)

Accrued other post-retirement liability(a)	$(559)	$(569)

(a)	Includes approximately $3 million and $2 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table provides the amounts related to Duke Energy’s other post-retirement benefit plans that are reflected in Other within Regulatory Assets and Deferred Debits, Other within Deferred Credits and Other Liabilities and AOCI on the Consolidated Balance Sheets at December 31, 2009 and 2008:

	As of December 31,

	2009	2008

	(in millions)

Regulatory assets	$73	$7
Regulatory liabilities	91	—
Accumulated other comprehensive (income)/loss:
Deferred income tax liability	2	4
Net transition obligation	4	6
Prior service credit	(14)	(16)
Net actuarial loss (gain)	3	(1)

Net amount recognized in accumulated other comprehensive (income)/loss	$(5)	$(7)

Of the amounts above, approximately $10 million of unrecognized net transition obligation, approximately $4 million of unrecognized gains and approximately $8 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2010.

Assumptions Used for Other Post-Retirement Benefits Accounting

Determined Benefit Obligations	2009	2008	2007

	(percentages)

Discount rate	5.50	6.50	6.00

Determined Expense	2009	2008	2007

Discount rate	6.50	6.00	5.75
Expected long-term rate of return on plan assets	5.53-8.50	5.53-8.50	5.53-8.50
Assumed tax rate(a)	35.0	35.0	35.0

(a)	Applicable to the health care portion of funded post-retirement benefits.

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Assumed Health Care Cost Trend Rates(a)

	Medicare Trend Rate		Prescription Drug Trend Rate

	2009	2008	2009	2008

Health care cost trend rate assumed for next year	8.50%	8.50%	11.00%	11.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2013	2024	2022

(a)	Health care cost trend rates include prescription drug trend rate due to the effect of the Modernization Act.

Sensitivity to Changes in Assumed Health Care Cost Trend Rates (in millions)

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest costs	$ 3	$ (2)
Effect on post-retirement benefit obligation	38	(34)

Expected Benefit Payments

The following table presents Duke Energy’s expected benefit payments to participants in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years, which are primarily paid out of the assets of the various trusts. These benefit payments reflect expected future service, as appropriate.

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total

		(in millions)

Years Ended December 31,
2010	$ 405	$ 16	$ 56	$ 477
2011	423	16	60	499
2012	433	15	61	509
2013	431	14	62	507
2014	429	22	63	514
2015 – 2019	2,020	60	323	2,403

(a)	Duke Energy expects to receive future subsidies under Medicare Part D of approximately $4 million in each of the years 2010-2013, approximately $5 million in 2014, and a total of approximately $24 million during the years 2015-2019.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Plan Assets

Master Retirement Trust. Assets for both the qualified pension and other post-retirement benefits are maintained in a Master Retirement Trust (Master Trust). Approximately 97% of Master Trust assets were allocated to qualified pension plans and approximately 3% were allocated to other post-retirement plans, as of December 31, 2009 and 2008, respectively. The investment objective of the Master Trust is to achieve reasonable returns, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The long-term rate of return of 8.5% as of December 31, 2009 for the Master Trust was developed using a weighted-average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted-average returns expected by asset classes were 3.2% for U.S. equities, 2.0% for Non-U.S. equities, 1.0% for Global equities, 2.0% for fixed income securities, and 0.3% for real estate. The asset allocation targets were set after considering the investment objective and the risk profile. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The following table presents target and actual asset allocations for the Master Trust at December 31, 2009 and 2008:

		Percentage at December 31,

Asset Category	Target Allocation	2009	2008

U.S. equity securities	34%	33%	31%
Non-U.S. equity securities	20	20	17
Global equity securities	10	10	10
Debt securities	32	28	36
Real estate and cash	4	9	6

Total	100%	100%	100%

VEBA I/II. Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I) and the Duke Energy Corporation Post-Retirement Medical Benefits Trust (VEBA II). The investment objective of the VEBAs is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. The VEBAs are passively managed. The following tables present target and actual asset allocations for the VEBAs at December 31, 2009 and 2008:

VEBA I

		Percentage at December 31,
Asset Category	Target Allocation	2009	2008

U.S. equity securities	30%	23%	20%
Debt securities	45	37	40
Cash	25	40	40

Total	100%	100%	100%

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

VEBA II

		Percentage at December 31,
Asset Category	Target Allocation	2009	2008

U.S. equity securities	50%	—%	38%
Debt securities	50	92	52
Cash	—	8	10

Total	100%	100%	100%

Fair Value Measurements. On December 31, 2009, Duke Energy adopted the new fair value disclosure requirements for pension and other post-retirement benefit plan assets. The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy classifies recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information. Duke Energy does not adjust quoted market prices on Level 1 for any blockage factor.

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

The following table provides the fair value measurement amounts for Master Trust qualified pension and other post-retirement assets at December 31, 2009.

	Total Fair Value Amounts at December 31, 2009(a)	Level 1	Level 2	Level 3
	(in millions)
Description

Equity securities	$ 2,587	$ 1,733	$ 831	$ 23
Corporate bonds	1,008	—	989	19
Short-term investment funds	341	39	302	—
Partnership interests	109	—	—	109
Real estate investment trust	64	—	—	64
U.S. Government securities	57	—	57	—
Other investments	43	38	4	1
Guaranteed investment contracts	38	—	—	38
Government bonds - Foreign	33	—	32	1
Asset backed securities	19	—	18	1

Government and commercial mortgage backed securities	14	—	14	—

Total Assets	$ 4,313	$ 1,810	$ 2,247	$ 256

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

(a)    Excludes approximately $22 million in net receivables and payables associated with security purchases and sales.

The following table provides the fair value measurement amounts for VEBA I/II other post-retirement assets at December 31, 2009.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)

Description

Cash and cash equivalents	$ 27	$ —	$ 27	$ —
Equity securities	12	11	1	—
Debt securities	19	—	19	—

Total Assets	$ 58	$ 11	$ 47	$ —

The following table provides a reconciliation of beginning and ending balances of Master Trust assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Year Ended December 31, 2009

Balance at January 1, 2009	$ 318

Purchases, sales, issuances and settlements (net)	(23)
Total losses, (realized and unrealized) and other	(39)

Balance at December 31, 2009	$ 256

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy has not adjusted prices to reflect for after-hours market activity. Most equity security valuations are level 1 measures. Investments in equity securities with unpublished prices are valued as level 2 if they are redeemable at the measurement date. Investments in equity securities with redemption restrictions are valued as level 3.

Investments in corporate bonds and U.S. government securities: Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement.

Investments in short-term investment funds: Valued at the net asset value of units held at year end. Investments in short-term investment funds with published prices are valued as level 1. Investments in short-term investment funds with unpublished prices are valued as level 2.

Investments in real estate investment trust: Valued based upon property appraisal reports prepared by independent real estate appraisers. The Chief Real Estate Appraiser of the asset manager is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. An external appraisal management firm not affiliated with the asset manager has been appointed to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process.

Employee Savings Plans

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per pay period. Duke Energy made pre-tax employer matching contributions of approximately $80 million in 2009, $78 million in 2008 and $68 million in 2007. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

21. Variable Interest Entities

Power Sale Special Purpose Entities (SPEs). Duke Energy is the primary beneficiary of and consolidates two thinly-capitalized SPEs that have been created to finance and execute individual power sale agreements with Central Maine Power Company (CMP) for approximately 45 MW of capacity, which expired in 2009, and 35 MW of capacity, ending in 2016. In addition, these SPEs have individual power purchase agreements (PPA) with Duke Energy Commercial Enterprises, Inc. (DECE), formerly Cinergy Capital & Trading, Inc., a wholly-owned subsidiary of Duke Energy, to supply the power. DECE also provides various services, including certain credit support facilities. The following summarizes the structure of each entity:

CinCap IV. CinCap IV was created in July 1998 to facilitate the buyout of a power sales agreement that Stratton Energy Associates (Stratton) held with CMP. Approximately $159 million was paid to Stratton to buyout that contract. This capital was raised through two debt tranches (approximately 96.7% of CinCap IV capitalization) and equity (approximately 3.3% of CinCap IV capitalization). The equity was provided by 1998 CinPower Trust, which is in turned owned 90% by Barclays (3% holder) and 10% by DECE. The capitalization (along with certain miscellaneous fees) of CinCap IV is to be repaid through a monthly reservation payment from CMP. Contemporaneous with the buyout of the Stratton PPA, CinCap IV executed a power sales agreement with CMP (Replacement PPA) to deliver 45 MW of capacity and energy to CMP. CinCap IV also executed a power purchase agreement with DECE (Supply PPA) that contains virtually identical terms, except for the aforementioned reservation payment and a $3 less per MWh energy charge. Cinergy guaranteed the performance of DECE under this PPA (with market-based liquidated damages), but did not guarantee the payment by CinCap IV on its debt obligations. This agreement expired in 2009. As of December, 31, 2009, the balance on the Consolidated Balance Sheets related to CinCap IV was an insignificant amount.

CinCap V. CinCap V was created in February 1999 to facilitate the buyout of a power sales agreement that Alternative Energy (AEI) held with CMP. Approximately $96 million was paid to AEI to buyout that contract. This capital was raised through two debt tranches (approximately 96.7% of CinCap V capitalization) and equity (approximately 3.3% of CinCap IV capitalization). The equity was provided by two parties: (a) 90% by Franklin Life Insurance Company and (b) 10% by DECE. The capitalization (along with certain miscellaneous fees) of CinCap V is being repaid through a monthly reservation payment from CMP. Contemporaneous with the buyout of the AEI PPA, CinCap V executed a power sales agreement with CMP (Replacement PPA) to deliver 35 MW (only 25 in certain months) of capacity and energy to CMP through December 2016. CinCap V also executed a power purchase agreement with DECE (Supply PPA) that contains virtually identical terms, except for the aforementioned reservation payment and a $0.50 less per MWh energy charge. Cinergy guarantees the performance of DECE under this PPA (with market-based liquidated damages), but does not guarantee the payment by CinCap IV on its debt obligations.

These two SPEs meet the accounting definition of a VIE because the equity investment at risk in these SPEs is insufficient to permit the financing of their activities without additional subordinated financial support (i.e., debt financing). As a result of a quantitative analysis of the contractual, ownership, and other financial interests in the SPEs (i.e., variable interests), Duke Energy has been deemed the primary beneficiary of these entities as it absorbs a majority of the expected losses of these SPEs. Accordingly, Duke Energy consolidates these SPEs and, as such, the transactions between DECE and the two SPEs are eliminated in consolidation.

As a result of the consolidation of these two SPEs, approximately $94 million and $117 million of notes receivable is included on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. Of these amounts, $8 million and $24 million are included in Receivables on the Consolidated Balance Sheets and $86 million and $93 million are included in Notes Receivable on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. Approximately $89 million and $108 million of non-recourse debt is included on the Consolidated Balance Sheets, of which $8 million and $19 million is included in Current Maturities of Long-Term Debt on the Consolidated Balance Sheets and $81 million and $89 million is included in Long-Term Debt on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. In addition, miscellaneous other assets and liabilities are included on Duke Energy’s Consolidated Balance Sheets at December 31, 2009 and 2008. The debt was incurred by the SPEs to finance the buyout of the existing power contracts that CMP held with the former suppliers. The notes receivable is comprised of two separate notes with one counterparty, whose credit rating is BBB+. The cash flows from the notes receivable are designed to repay the debt. The first note receivable matured in August 2009, and had a balance of $17 million at December 31, 2008, at an effective interest rate of 7.81%. The second note receivable, with a balance of $94 million and $100 million at December 31, 2009 and 2008, respectively, bears an effective interest rate of 9.23% and matures in December 2016.

The following table reflects the maturities of the Notes Receivable as of December 31, 2009:

Notes Receivable Maturities

(in millions)

2010	$8
2011	10
2012	11
2013	13
2014	15
Thereafter	37

Total	$94

Accounts Receivable Securitization.

Cinergy Receivables Company. During 2002, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky entered into an agreement to sell certain of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy remote, QSPE. Cinergy Receivables is a wholly-owned limited liability company of Cinergy and was formed in 2002 through a $5 million equity contribution by Cinergy to purchase certain accounts receivable of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. The purpose of the formation of Cinergy Receivables was to improve liquidity at the lowest possible financing cost. As a result of the securitization, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and a

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

portion of their wholesale accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly through December 31, 2009, Duke Energy did not consolidate Cinergy Receivables and the transfers of receivables were accounted for as sales. Accordingly, through December 31, 2009, Duke Energy accounted for Cinergy Receivables under the equity method of accounting and all of the earnings or losses of Cinergy Receivables are therefore reflected in Duke Energy’s consolidated earnings. Effective with the adoption of new accounting rules related to consolidations and transfers and servicing of financial assets on January 1, 2010, Duke Energy began consolidating Cinergy Receivables. The consolidation of Cinergy Receivables resulted in increases in net Receivables and Short-term Debt on the Consolidated Balance Sheets. While the impact on the balance sheet in future periods will be based on the amount of receivables sold to Cinergy Receivables, at December 31, 2009, approximately $600 million of receivables were sold to Cinergy Receivables, of which approximately $340 million was reflected in Receivables on the Consolidated Balance Sheets as they represented a retained interest in the receivables sold. Effective with the consolidation of Cinergy Receivables, Duke Energy no longer reflects a retained interest in the receivables sold since all receivable sold to Cinergy Receivables, net of loss on sale, do not qualify for sale accounting treatment under the accounting rules for transfers and servicing of financial assets and, thus, are reflected on the Consolidated Balance Sheets. Additionally, effective January 1, 2010, Duke Energy’s Consolidated Balance Sheets reflect Short-term Debt approximating the value of the sold receivables. The consolidation of Cinergy Receivables also impacts Duke Energy’s Statements of Operations as the activity of the Cinergy Receivables facility is now being reflected on a gross basis within Operating Expenses and Interest Expense versus on a net basis in Equity in Earnings (Losses) of Unconsolidated Affiliates.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $340 million and $292 million at December 31, 2009 and 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under the accounting guidance for transfers and servicing of financial assets and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008. In addition, Duke Energy’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in this case residual cash flows), which is subordinate to the retained interests held by Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. Effective January 1, 2010, with the consolidation of Cinergy Receivables, this subordinated retained interest as of December 31, 2009 will be replaced on the Consolidated Balance Sheets with the previously transferred accounts receivable balances.

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

Per the governing purchase and sale agreement, Cinergy Receivables is required to maintain a minimum net worth of $3 million. In December 2008, Cinergy Receivables recorded a $15 million increase in its provision for uncollectible accounts which reduced its net worth below the $3 million threshold. During the first quarter of 2009, Cinergy infused approximately $3.5 million of equity into Cinergy Receivables to remedy the net worth deficiency. In June 2009, Cinergy Receivables recorded a $5 million increase in its provision for uncollectible accounts which reduced its net worth below the $3 million threshold. During July 2009, Cinergy infused $7 million of equity into Cinergy Receivables to remedy the net worth deficiency. In December 2009, Cinergy Receivables recorded a $3 million increase in its provision for uncollectible accounts which reduced its net worth below the $3 million threshold. During February 2010, Cinergy infused approximately $6 million of equity into Cinergy Receivables to remedy the net worth deficiency. The greater amount of receivables in arrears is partially attributable to the economic downturn starting in 2008 having a negative impact on customers’ ability to pay their utility bills. Cinergy Receivables, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana continue to monitor arrearages to determine whether an other-than-temporary impairment has occurred.

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

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2009 were an anticipated credit loss ratio of 0.6%, a discount rate of 2.7% and a receivable turnover rate of 11.6%. The key assumptions used in estimating the fair value for 2008 were an anticipated credit loss ratio of 0.6%, a discount rate of 5.3% and a receivable turnover rate of 11.4%. Because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. Duke Energy records income from Cinergy Receivables in a similar manner. An impairment charge would be recorded against the carrying value of both the retained interests and purchased beneficial interest in the event it is determined that an other-than-temporary impairment has occurred.

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the years ended December 31, 2009 and 2008:

	2009	2008
	(in millions)
Receivables sold as of December 31,	$619	$748
Less: Retained interests	340	292

Net receivables sold as of December 31,	$279	$456

Purchased beneficial interest	$—	$—
Sales
Receivables sold	$5,506	$5,717
Loss recognized on sale	43	60
Cash flows
Cash proceeds from receivables sold	$5,416	$5,664
Collection fees received	3	3
Return received on retained interests	27	37

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

Duke Energy Receivables Finance Company. See Note 15 for further information.

22. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the years ended December 31,
	2009	2008	2007
	(in millions)
Income/(Expense):
Interest income	$ 77	$ 130	$ 192
Foreign exchange gains (losses)(a)	23	(20)	14
AFUDC equity	153	148	69
Deferred returns	(7)	(11)	(15)
Impairments of available-for-sale securities(b)	—	(13)	—
Other	38	(2)	11

Total	$284	$ 232	$ 271

(a)	Primarily relates to International Energy’s remeasurement of certain cash and debt balances into the functional currency.
(b)	See Note 10 for additional information.

23. Subsequent Events

For information on subsequent events related to regulatory matters, investments in unconsolidated affiliates and related party transactions, commitments and contingencies and variable interest entities, see Notes 4, 12, 16 and 21, respectively.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, as discussed further below, the window will close March 31, 2010. Duke Energy currently estimates severance payments associated with this voluntary plan, based on employees’ requests to voluntarily end their employment received through February 24, 2010, of approximately $130 million. However, until management of Duke Energy approves the requests, it reserves the right to reject any request to volunteer based on business needs and/or excessive participation.

In addition, in January 2010, Duke Energy announced that it will consolidate certain corporate office functions, resulting in transitioning over the next two years of approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position

PART II

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

within Duke Energy or remain with Duke Energy through a transition period, at which time a reduced severance benefit would be paid under Duke Energy’s ongoing severance plan. Management cannot currently estimate the costs, if any, of severance benefits which will be paid to its employees due to this office consolidation.

Additionally, Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine the likelihood that settlement or curtailment accounting will be triggered.

24. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per share data)
2009
Operating revenues	$3,312	$2,913	$3,396	$3,110	$12,731
Operating income	681	528	445	595	2,249
Net income attributable to Duke Energy Corporation	344	276	109	346	1,075
Earnings per share:
Basic(a)	$0.27	$0.21	$0.08	$0.26	$0.83
Diluted(a)	$0.27	$0.21	$0.08	$0.26	$0.83
2008
Operating revenues	$3,337	$3,229	$3,508	$3,133	$13,207
Operating income	751	683	577	500	2,511
Income before extraordinary items	465	351	215	260	1,291
Net income attributable to Duke Energy Corporation	465	351	215	331	1,362
Earnings per share (before extraordinary items):
Basic(a)	$0.37	$0.28	$0.17	$0.21	$1.03
Diluted(a)	$0.37	$0.28	$0.17	$0.21	$1.02
Earnings per share:
Basic(a)	$0.37	$0.28	$0.17	$0.26	$1.08
Diluted(a)	$0.37	$0.28	$0.17	$0.26	$1.07

(a)	Quarterly EPS amounts are meant to be stand-alone calculations and are not always additive to full-year amount due to rounding.

During the first quarter of 2009, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $33 million charge associated with performance guarantees issued on behalf of Crescent (see Note 17).

During the second quarter of 2009, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $33 million charge associated with an adverse ruling on prior year’s transmission fees in Brazil (see Note 16).

During the third quarter of 2009, Duke Energy recorded the following unusual or infrequently occurring items: an approximate $371 million non-cash goodwill impairment charge related to the non-regulated Midwest generation reporting unit to write-down the value of the goodwill to the estimated fair value (see Note 11); and an approximate $42 million of pre-tax impairment charges related to certain generating assets in the Midwest to write-down the value of these assets to their estimated fair value (see Note 11).

During the fourth quarter of 2009, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $18 million pre-tax impairment charge to write-down the carrying value of International Energy’s investment in Attiki (see Note 12).

During the first quarter of 2008, Duke Energy recorded the following unusual or infrequently occurring item: Duke Energy’s proportionate share of impairment charges recorded by Crescent, which amounted to a pre-tax charge of approximately $11 million (see Note 12).

During the second quarter of 2008, Duke Energy recorded the following unusual or infrequently occurring items: Duke Energy’s proportionate share of impairment charges recorded by Crescent, which amounted to a pre-tax charge of approximately $113 million (see Note 12); an approximate $23 million pre-tax gain related to the sale of Brownsville (see Note 13); and an approximate $4 million charge related to other-than-temporary impairment of investments in auction rate securities (see Note 10).

During the third quarter of 2008, Duke Energy recorded the following unusual or infrequently occurring items: Duke Energy’s proportionate share of impairment charges recorded by Crescent, which amounted to a pre-tax charge of approximately $114 million (see Note 12); and an approximate $82 million pre-tax impairment charge related to emission allowances (see Note 11).

During the fourth quarter of 2008, Duke Energy recorded the following unusual or infrequently occurring item: an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to the reapplication of regulatory accounting treatment to certain operations of Commercial Power (see Note 1).

DUKE ENERGY CORPORATION

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

	Years Ended December 31,

	2009	2008	2007

Operating Revenues	$-	$-	$15

Operating Expenses	1	(4)	(1)

Operating (Loss) Income	(1)	4	16
Equity in Earnings of Subsidiaries	1,095	1,275	1,421
Other Income and Expenses, net	9	(8)	52
Interest Expense	99	42	23

Income Before Income Taxes	1,004	1,229	1,466
Income Tax Benefit	(59)	(50)	(56)

Income From Continuing Operations	1,063	1,279	1,522
Income (Loss) From Discontinued Operations, net of tax	12	16	(22)

Income Before Extraordinary Items	1,075	1,295	1,500
Extraordinary Items, net of tax	-	67	-

Net Income	$1,075	$1,362	$1,500

Common Stock Data

Earnings per share (from continuing operations)

Basic	$0.82	$1.01	$1.21

Diluted	$0.82	$1.01	$1.20

Earnings (loss) per share (from discontinued operations)

Basic	$0.01	$0.02	$(0.02)

Diluted	$0.01	$0.01	$(0.02)

Earnings per share (before extraordinary items)

Basic	$0.83	$1.03	$1.19

Diluted	$0.83	$1.02	$1.18

Earnings per share (from extraordinary items)

Basic	$-	$0.05	$-

Diluted	$-	$0.05	$-

Earnings per share

Basic	$0.83	$1.08	$1.19

Diluted	$0.83	$1.07	$1.18

Dividends per share	$0.94	$0.90	$0.86

Weighted-average shares outstanding

Basic	1,293	1,265	1,260

Diluted	1,294	1,267	1,265

DUKE ENERGY CORPORATION

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

(In millions, except per-share amounts)

	December 31,

	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$365	$5
Short-term investments	-	5
Receivables	1,240	894
Other	55	175

Total current assets	1,660	1,079

Investments and Other Assets
Notes receivable	450	450
Investment in consolidated subsidiaries	23,361	21,814
Other	1,099	1,106

Total investments and other assets	24,910	23,370

Total Assets	$26,570	$24,449

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$102	$102
Notes payable and commercial paper	-	264
Taxes accrued	-	27
Other	71	92

Total current liabilities	173	485

Long-term Debt	2,971	1,224

Other Long-Term Liabilities
Deferred income taxes	175	35
Other	1,501	1,717

Total other long-term liabilities	1,676	1,752

Commitments and Contingencies
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,309 million and 1,272 million shares outstanding at December 31, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	20,661	20,106
Retained earnings	1,460	1,607
Accumulated other comprehensive loss	(372)	(726)

Total common stockholders’ equity	21,750	20,988

Total Liabilities and Common Stockholders’ Equity	$26,570	$24,449

DUKE ENERGY CORPORATION

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,075	$1,362	$1,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(1,002)	(748)	(1,164)

Net cash (used in) provided by operating activities	73	614	336

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	-	(1,117)	(14,881)
Proceeds from sales and maturities of available-for-sale securities	17	1,367	15,740
Investment in wholly-owned subsidiary	(250)	-	(204)
Notes receivable from affiliates, net	(272)	(765)	(548)
Other	9	(19)	(7)

Net cash (used in) provided by investing activities	(496)	(534)	100

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,740	771	-
Issuance of common stock related to employee benefit plans	519	133	50
Notes payable and commercial paper	(269)	112	561
Dividends paid	(1,222)	(1,143)	(1,089)
Other	15	27	21

Net cash provided by (used in) financing activities	783	(100)	(457)

Net increase (decrease) in cash and cash equivalents	360	(20)	(21)
Cash and cash equivalents at beginning of period	5	25	46

Cash and cash equivalents at end of period	$365	$5	$25

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

1. Basis of Presentation

Duke Energy Corporation (Duke Energy) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in the merger conditions issued by various state commissions in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006, there are restrictions on Duke Energy’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.” Accordingly, these condensed financial statements have been prepared on a parent-only basis. Under this parent-only presentation, Duke Energy’s investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Duke Energy’s audited Consolidated Financial Statements contained within Part II, Item 8 of this Form 10-K for the year ended December 31, 2009.

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

2. Debt

Summary of Debt and Related Terms

	Weighted- Average		December 31,

	Rate	Year Due	2009	2008

			(in millions)

Unsecured debt	4.9%	2012 – 2019	$2,521	$774
Commercial paper(a)	0.4%		450	714

Total debt			2,971	1,488
Short-term notes payable and commercial paper			—	(264)

Total long-term debt			$2,971	$1,224

(a)	Includes $450 million as of both December 31, 2009 and 2008 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 14 days as of December 31, 2009 and 10 days as of December 31, 2008.

At December 31, 2009, Duke Energy has guaranteed approximately $2.4 billion of debt issued by Duke Energy Carolinas, LLC, one of Duke Energy’s wholly-owned operating subsidiaries.

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

In September 2008, Duke Energy borrowed approximately $274 million under its master credit facility and that amount remained outstanding as of December 31, 2009. For additional information on Duke Energy’s master credit facility, see Note 15 to the Consolidated Financial Statements, ‘Debt and Credit Facilities.’ The loans under the master credit facility are revolving credit loans that currently bear interest at one-month LIBOR plus an applicable spread. The loan for Duke Energy has a stated maturity of June 2012.

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

Annual Maturities as of December 31, 2009

(in millions)

2010	$—
2011	—
2012	274
2013	249
2014	1,249
Thereafter	1,199

Total long-term debt, including current maturities	$2,971

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

3. Commitments and Contingencies

Duke Energy and its subsidiaries are a party to litigation, environmental and other matters. For further information, see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Duke Energy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2009 was approximately $4.3 billion. Of this amount, approximately $4.1 billion relates to guarantees of wholly-owned consolidated entities, including debt issued by Duke Energy Carolinas discussed above, and less than wholly-owned consolidated entities. The majority of these guarantees expire at various times between 2009 and 2033, with the remaining performance guarantees having no contractual expiration. See Note 17 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further discussion of guarantees issued on behalf of unconsolidated affiliates and third parties.

4. Related Party Transactions

Balances due to or due from related parties included in the Balance Sheets as of December 31, 2009 and 2008 are as follows:

	December 31,
Assets (Liabilities)	2009	2008
	(in millions)
Current assets due from affiliated companies(a)(b)	$78	$8
Current liabilities due to affiliated companies(c)	$(101)	$(100)
Non-current liabilities due to affiliated companies(d)	$(766)	$(766)

(a)	Balance excludes assets or liabilities associated with money pool arrangements, which are discussed below.
(b)	The balances at December 31, 2009 and 2008 are classified as Receivables on the Balance Sheets.
(c)	The balances at December 31, 2009 and 2008 are classified as Accounts Payable on the Balance Sheets.
(d)	The balances at December 31, 2009 and 2008 are classified as Other within Other Long-Term Liabilities on the Balance Sheets.

During 2007, Duke Energy began providing support to certain subsidiaries for their short-term borrowing needs through participation in a money pool arrangement. Under this arrangement, certain subsidiaries with short-term funds may provide short-term loans to affiliates participating under this arrangement. Additionally, Duke Energy provides loans to subsidiaries through the money pool, but is not permitted to borrow funds through the money pool arrangement. Duke Energy had receivables of approximately $1,135 million and $863 million as of December 31, 2009 and 2008, respectively, classified within Receivables in the accompanying Balance Sheets. Additionally, Duke Energy had money pool-related receivables of $450 million classified as Notes Receivable within Investments and Other Assets on the Balance Sheets as of both December 31, 2009 and 2008. The $272 million increase in money pool receivables during 2009 and the $765 million increase during 2008 are reflected as Notes Receivable from Affiliates, net within Net Cash (Used in) Provided by Investing Activities on the Condensed Statements of Cash Flows. In conjunction with the money pool arrangement, Duke Energy recorded interest income of approximately $12 million, $23 million and $16 million in 2009, 2008 and 2007, respectively, which is included in Other Income and Expenses, net on the Condensed Statements of Operations.

Duke Energy also provides funding to and sweeps cash from subsidiaries that do not participate in the money pool. For these subsidiaries, the cash is used in or generated from their operations, capital expenditures, debt payments and other activities. Amounts funded or received are carried as open accounts as either Investments and Advances to Consolidated Subsidiaries or as Other Non-Current Liabilities and do not bear interest. These amounts are included within Net Cash (Used in) Provided by Operating Activities on the Condensed Statements of Cash Flows.

Additionally, Duke Energy recorded $1 million of interest expense in 2007 associated with credit support provided to a subsidiary, which is included in Interest Expense on the Condensed Statements of Operations.

During the years ended December 31, 2009 and 2007, Duke Energy contributed approximately $250 million and $204 million, respectively, of capital to its wholly-owned subsidiary, Cinergy Corp. Additionally, Duke Energy received dividends from Cinergy Corp. of $200 million in 2008 and $135 million in 2007, which are reflected within Net Cash (Used in) Provided by Operating Activities on the Condensed Statements of Cash Flows.

DUKE ENERGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND REVERSE

		Additions:
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(In millions)
December 31, 2009:
Injuries and damages	$1,035	$—	$—	$51	$984
Allowance for doubtful accounts	42	23	9	26	48
Other(b)	555	52	24	235	396

	$1,632	$75	$33	$312	$1,428

December 31, 2008:
Injuries and damages	$1,086	$—	$—	$51	$1,035
Allowance for doubtful accounts	67	34	—	59	42
Other(b)	623	137	36	241	555

	$1,776	$171	$36	$351	$1,632

December 31, 2007:
Injuries and damages	$1,184	$5	$16	$119	$1,086
Allowance for doubtful accounts	94	37	7	71	67
Other(b)	1,105	98	109	689	623

	$2,383	$140	$132	$879	$1,776

(a)	Principally cash payments and reserve reversals. For 2007, this also includes the effects of amounts included in the spin-off of Spectra Energy Corp. (Spectra Energy) on January 2, 2007.
(b)	Principally nuclear property insurance reserves at Duke Energy Carolinas, insurance reserves at Bison Insurance Company Limited (Bison) and other reserves, included in Other within Current Liabilities or Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2009 and, other than the fourth quarter system changes described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the fourth quarter of 2009, Duke Energy implemented a new Enterprise Asset Management system used for asset management, work management and supply chain functions for its Midwest and corporate operations. Additionally, the Southeast operations implemented a new system for online customer billing and payment. These system changes are a result of an evaluation of the previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy reviewed the implementation effort as well as the impact on Duke Energy’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of Duke Energy’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference to “Executive Officers of Duke Energy” is included in “Item 1. Business” of this report. Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2010 annual meeting of shareholders.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2010 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2010 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2010 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference to Duke Energy’s Proxy Statement relating to Duke Energy’s 2010 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Corporation:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity and Comprehensive Income for the Years ended December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Quarterly Financial Data, as revised (unaudited, included in Note 24 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule I—Condensed Parent Company Financial Information for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

(b) Exhibits—See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010

DUKE ENERGY CORPORATION (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	James E. Rogers*

Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ Lynn J. Good

Group Executive and Chief Financial Officer (Principal Financial Officer)

(iii)	Steven K. Young*

Senior Vice President and Controller (Principal Accounting Officer)

(iv)	William Barnet, III*

Director

G. Alex Bernhardt, Sr.*

Director

Michael G. Browning*

Director

Daniel R. DiMicco*

Director

John H. Forsgren*

Director

Ann M. Gray*

Director

James H. Hance, Jr.*

Director

E. James Reinsch*

Director

James T. Rhodes*

Director

Philip R. Sharp*

Director

Dudley S. Taft*

Director

Date: February 26, 2010

Lynn J. Good, by signing her name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ LYNN J. GOOD
Attorney-In-Fact

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

Exhibit Number

2.1	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Duke Energy Corporation, Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 2-1).

2.2	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 2.1).

3.1	Amended and restated Certificate of Incorporation (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 3-1).

3.2	Amended and Restated By-Laws of registrant (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, March 3, 2008, as Exhibit 3.1).

10.1	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2).

10.1.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC ((filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2.1).

10.2**	Directors’ Charitable Giving Program (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).

10.2.1**	Amendment to Directors’ Charitable Giving Program dated June 18, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.1).

10.2.2**	Amendment to Directors’ Charitable Giving Program dated July 28, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.2).

10.2.3**	Amendment to Directors’ Charitable Giving Program dated February 18, 1998 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.3).

10.3**	Duke Energy Corporation 1998 Long-Term Incentive Plan, as amended (filed as Exhibit 1 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).

10.4**	Duke Energy Corporation Executive Short-Term Incentive Plan (filed as Exhibit 2 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).

10.5**	Duke Energy Corporation Executive Savings Plan, as amended and restated (filed with Form 8-K of Duke Energy Corporation, October 31, 2007, File No. 1-32853, as Exhibit 10.1).

10.6**	Non-Qualified Option Agreement dated as of November 17, 2003 pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan, by and between Duke Energy Corporation and Paul M. Anderson (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-18.4).

10.7**	Form of Phantom Stock Award Agreement dated February 28, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and each of Fred J. Fowler, David L. Hauser, Jimmy W. Mogg and Ruth G. Shaw (filed with the Form 8-K of Duke Energy Carolinas, LLC, File No. 1-4928, February 28, 2005, as Exhibit 10-2).

10.8**	Form of Phantom Stock Award Agreement dated as of May 11, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and Jimmy W. Mogg. (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-6).

10.9**	Form of Phantom Stock Award Agreement dated as of May 12, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and nonemployee directors (filed in Form 8-K of Duke Energy Carolinas, LLC, May 17, 2005, File No. 1-4928, as Exhibit 10-1).

10.10	Form of Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.1).

Exhibit Number

10.11	Form of Performance Share Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.2).

10.12**	Employment Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.1).

10.12.1**	Performance Award Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.2).

10.12.2**	Phantom Stock Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.3).

10.13**	Form Phantom Stock Award Agreement and Election to Defer (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, May 16, 2006, as Exhibit 10.1).

10.14	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.15).

10.15	Purchase and Sale Agreement by and among Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, June 30, 2006, as Exhibit 10.1).

10.16**	Form of Amendment to Performance Award Agreement and Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.1).

10.17**	Form of Amendment to Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.2).

10.18	Formation and Sale Agreement by and among Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2006, File No. 1-32853, as Exhibit 10.3).

10.19	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Energy Carolinas, LLC (formerly Duke Energy Corporation) and the Trustee (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.1).

10.19.1	Stock Option Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.4).

10.20**	Duke Energy Corporation 2006 Long-Term Incentive Plan (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, October 27, 2006, as Exhibit 10.1).

10.21	Tax Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.1).

10.22	Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.2).

10.22.1	Amendment No. 1 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.4).

10.22.2	Amendment No. 2 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.5).

10.22.3	Amendment No. 3 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2007, File No. 1-32853, as Exhibit 10.3).

10.22.4	Amendment No. 4 to the Transition Services Agreement, dated as of June 30, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.1).

10.23	Employee Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed with

Exhibit Number
Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.3).

10.24	First Amendment to Employee Matters Agreement, dated as of September 28, 2007 (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.3).

10.25**	Duke Energy Corporation Directors’ Savings Plan I & II, as amended and restated (filed with Form 8-K of Duke Energy Corporation, dated October 31, 2007, File No. 1-4298, as Exhibit 10.2).

10.26**	Form of Phantom Stock Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.01).

10.27**	Form of Performance Share Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.02).

10.28	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as item 2.1).

10.28.1	Amendment No. 1 to the Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.3).

10.29**	Amendment to the Duke Energy Corporation 1998 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.6).

10.30**	Amendment to the Duke Energy Corporation 2006 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.7).

10.31	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Corporation, July 5, 2007, File No. 1-32853, as Exhibit 10.1; the agreement was executed June 28).

10.31.1	Amendment No. 1 to Amended and Restated Credit Agreement (filed in Form 8-K of Duke Energy Corporation, March 12, 2008, File No. 1-32853, as Exhibit 10.1).

10.32	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.2).

10.33**	Change in Control Agreement by and between Duke Energy Corporation and James L. Turner, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64.1).

10.34**	Change in Control Agreement by and between Duke Energy Corporation and Marc E. Manly, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.66.1).

10.35	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2008, File No. 1-32853, as Exhibit 10.1).

10.36**	Form of Phantom Stock Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.1).

10.37**	Form of Performance Share Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.2).

10.38	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Corporation, March 12, 2008, File No. 1- 32853, as Exhibit 10.1).

Exhibit Number

10.39**	Summary of Director Compensation Program (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.1).

10.40	Agreement and Plan of Merger by and among DEGS Wind I, LLC, DEGS Wind Vermont, Inc., Catamount Energy Corporation (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.2).

*10.41***	Amended and Restated Engineering and Construction Agreement, dated as of December 21, 2009, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.

10.42	Operating Agreement of Pioneer Transmission, LLC (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2008, File No. 1-32583, as Exhibit 10.1).

10.43**	Amendment to Duke Energy Corporation Executive Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.1).

10.44**	Duke Energy Corporation Executive Cash Balance Plan, as Amended and Restated Effective August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.2).

10.45**	Amendment to Employment Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583 as Exhibit 10.3).

10.46**	Form of Amended and Restated Change in Control Agreement, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583 as Exhibit 10.4).

10.47**	Amendment to Phantom Stock and Performance Awards with James E. Rogers, effective as of august 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, File No. 1-32853, as Exhibit 10.5).

10.48**	Amendment to Deferred Compensation Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.6).

10.49**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Employees), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.7).

10.50**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Directors), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.1).

10.51**	Amendment to Duke Energy Corporation Directors’ Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.2).

10.52**	Deferred Compensation Agreement dated December 16, 1992, between PSI Energy, Inc. and James E. Rogers, Jr.

10.53	Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation. (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.54	Retirement Agreement by and between Duke Energy Business Services LLC and David L. Hauser, effective as of June 22, 2009 (filed on Form 8-K of Duke Energy Corporation, June 26, 2009, File No. 1-32853, as Exhibit 99.1).

*12	Computation of Ratio of Earnings to Fixed Charges.

*21	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers.

*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.

Exhibit Number

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.