Form 10-Q
period 2013-06-30
Duke Energy CORP; Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, INC.; DUKE ENERGY PROGRESS, INC.; Duke Energy Carolinas, LLC; PROGRESS ENERGY INC
filed 2013-08-08
CIK 1326160, 81020, 20290, 37637, 17797, 30371, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
_________________________

Commission file number		Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.
1-32853		DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, North Carolina 28202-1803 704-382-3853	20-2777218
Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, INC. (a Florida corporation) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, INC. (an Indiana corporation) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒	No ☐	Duke Energy Florida, Inc. (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☒	No ☐	Duke Energy Indiana, Inc. (Duke Energy Indiana)	Yes ☒	No ☐
Duke Energy Progress, Inc. (Duke Energy Progress)	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Energy	Yes ☒	No ☐	Duke Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☒	No ☐
Progress Energy	Yes ☒	No ☐	Duke Energy Indiana	Yes ☒	No ☐
Duke Energy Progress	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒

Number of shares of Common Stock outstanding at August 5, 2013:

Registrant	Description	Shares
Duke Energy	Common Stock, $0.001 par value	705,908,295
Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant’s common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

This combined Form 10-Q is filed separately by seven registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements, which are intended to cover Duke Energy and the applicable Duke Energy Registrants, are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•       State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements or climate change, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;

•       The ability to recover eligible costs, including those associated with future significant weather events, and earn an adequate return on investment through the regulatory process;

•       The costs of retiring Crystal River Unit 3 could prove to be more extensive than are currently identified and all costs associated with the retirement Crystal River Unit 3 asset, including replacement power may not be fully recoverable through the regulatory process;

•       The risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

•       The impact of compliance with material restrictions or conditions related to the Progress Energy merger imposed by regulators could exceed our expectations;

•       Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•       Industrial, commercial and residential growth or decline in service territories or customer bases resulting from customer usage patterns, including energy efficiency efforts and use of alternative energy sources including self-generation and distributed generation technologies;

•       Additional competition in electric markets and continued industry consolidation;

•       Political and regulatory uncertainty in other countries in which Duke Energy conducts business;

•       The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts and tornadoes;

•       The ability to successfully operate electric generating facilities and deliver electricity to customers;

•       The impact on facilities and business from a terrorist attack, cyber security threats and other catastrophic events;

•       The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

•       The timing and extent of changes in commodity price, interest rates and foreign currency exchange rates and the ability to recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;

•       The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

•       Declines in the market prices of equity securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans, and nuclear decommissioning trust funds;

•       Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;

•       The ability to control operation and maintenance costs;

•       The level of creditworthiness of counterparties to transactions;

•       Employee workforce factors, including the potential inability to attract and retain key personnel;

•       The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

•       The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

•       The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•       The impact of potential goodwill impairments;

•       The ability to reinvest retained earnings of foreign subsidiaries or repatriate such earnings on a tax free basis; and

•       The ability to successfully complete future merger, acquisition or divestiture plans.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than the Duke Energy Registrants have described. Forward-looking statements speak only as of the date they are made; the Duke Energy Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that occur after that date.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per-share amounts)		2013		2012		2013		2012
Operating Revenues
Regulated electric		$4,834		$2,628		$9,723		$5,129
Nonregulated electric, natural gas, and other		951		868		1,775		1,826
Regulated natural gas		94		81		279		252
Total operating revenues		5,879		3,577		11,777		7,207
Operating Expenses
Fuel used in electric generation and purchased power - regulated		1,678		849		3,381		1,626
Fuel used in electric generation and purchased power - nonregulated		447		396		901		844
Cost of natural gas and coal sold		43		42		147		144
Operation, maintenance and other		1,504		862		2,925		1,608
Depreciation and amortization		678		475		1,338		954
Property and other taxes		323		171		666		355
Impairment charges		386		―		386		402
Total operating expenses		5,059		2,795		9,744		5,933
Gains on Sales of Other Assets and Other, net		1		4		3		7
Operating Income		821		786		2,036		1,281
Other Income and Expenses
Equity in earnings of unconsolidated affiliates		22		40		58		85
Losses on sales of unconsolidated affiliates		(6)		(1)		(6)		(6)
Other income and expenses, net		54		70		134		159
Total other income and expenses		70		109		186		238
Interest Expense		381		232		748		456
Income From Continuing Operations Before Income Taxes		510		663		1,474		1,063
Income Tax Expense from Continuing Operations		165		214		495		317
Income From Continuing Operations		345		449		979		746
(Loss) Income From Discontinued Operations, net of tax		(3)		(1)		(3)		1
Net Income		342		448		976		747
Less: Net Income Attributable to Noncontrolling Interests		3		4		3		8
Net Income Attributable to Duke Energy Corporation		$339		$444		$973		$739

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic		$0.48		$0.99		$1.37		$1.65
Diluted		$0.48		$0.99		$1.37		$1.65
Loss from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$	―	$	―	$	―	$	―
Diluted	$	―	$	―	$	―	$	―
Net Income attributable to Duke Energy Corporation common shareholders
Basic		$0.48		$0.99		$1.37		$1.65
Diluted		$0.48		$0.99		$1.37		$1.65
Dividends declared per share		$1.545		$1.515		$2.31		$2.265
Weighted-average shares outstanding
Basic		706		446		705		446
Diluted		706		446		706		446

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net Income	$342	$448	$976	$747
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(133)	(131)	(129)	(87)
Pension and OPEB adjustments	2	2	5	6
Net unrealized gain (loss) on cash flow hedges(a)	44	(30)	54	(17)
Reclassification into earnings from cash flow hedges	―	3	―	2
Unrealized gain on investments in auction rate securities	―	6	―	6
Unrealized (loss) gain on investments in available for sale securities	(4)	2	(4)	3
Reclassification into earnings from available for sale securities	―	(2)	―	(3)
Other Comprehensive Loss, Net of Tax	(91)	(150)	(74)	(90)
Comprehensive Income	251	298	902	657
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(1)	―	(1)	4
Comprehensive Income Attributable to Duke Energy Corporation	$252	$298	$903	$653

(a)

Net of $14 million tax expense and $18 million tax expense for the three and six months ended June 30, 2013 and $14 million tax benefit and $9 million tax benefit for the three and six months ended June 30, 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,571	$1,424
Short-term investments	280	333
Receivables (net of allowance for doubtful accounts of $32 at June 30, 2013 and $34 at December 31, 2012)	1,593	1,516
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $42 at June 30, 2013 and $44 at December 31, 2012)	1,235	1,201
Inventory	3,130	3,223
Other	2,066	2,425
Total current assets	9,875	10,122
Investments and Other Assets
Investments in equity method unconsolidated affiliates	508	483
Nuclear decommissioning trust funds	4,567	4,242
Goodwill	16,345	16,365
Intangibles, net	350	372
Notes receivable	68	71
Restricted other assets of variable interest entities	57	62
Other	2,412	2,399
Total investments and other assets	24,307	23,994
Property, Plant and Equipment
Cost	99,661	98,833
Cost, variable interest entities	1,666	1,558
Accumulated depreciation and amortization	(32,511)	(31,969)
Generation facilities to be retired, net	61	136
Net property, plant and equipment	68,877	68,558
Regulatory Assets and Deferred Debits
Regulatory assets	10,864	11,004
Other	177	178
Total regulatory assets and deferred debits	11,041	11,182
Total Assets	$114,100	$113,856
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,936	$2,444
Notes payable and commercial paper	1,501	745
Non-recourse notes payable of variable interest entities	325	312
Taxes accrued	553	459
Interest accrued	451	448
Current maturities of long-term debt	2,223	3,110
Other	3,026	2,511
Total current liabilities	10,015	10,029
Long-term Debt	36,100	35,499
Non-recourse Long-term Debt of Variable Interest Entities	1,259	852
Deferred Credits and Other Liabilities
Deferred income taxes	10,829	10,490
Investment tax credits	450	458
Accrued pension and other post-retirement benefit costs	2,373	2,520
Asset retirement obligations	5,284	5,169
Regulatory liabilities	5,483	5,584
Other	2,106	2,221
Total deferred credits and other liabilities	26,525	26,442
Commitments and Contingencies
Preferred Stock of Subsidiaries	―	93
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 706 million and 704 million shares outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	39,284	39,279
Retained earnings	1,223	1,889
Accumulated other comprehensive loss	(376)	(306)
Total Duke Energy Corporation shareholders' equity	40,132	40,863
Noncontrolling interests	69	78
Total equity	40,201	40,941
Total Liabilities and Equity	$114,100	$113,856

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$976	$747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,544	1,077
Equity component of AFUDC	(82)	(116)
Losses (gains) on sales of other assets	8	(7)
Impairment of other long-lived assets	386	408
Deferred income taxes	397	230
Equity in earnings of unconsolidated affiliates	(58)	(85)
Voluntary opportunity cost deferral	―	(101)
Accrued pension and other post-retirement benefit costs	172	57
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	40	(10)
Receivables	(144)	61
Inventory	84	(165)
Other current assets	(43)	105
Increase (decrease) in
Accounts payable	(308)	(102)
Taxes accrued	95	(67)
Other current liabilities	4	34
Other assets	(175)	22
Other liabilities	(53)	(86)
Net cash provided by operating activities	2,843	2,002
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,715)	(2,252)
Investment expenditures	(49)	(9)
Acquisitions	―	(36)
Purchases of available-for-sale securities	(2,827)	(1,240)
Proceeds from sales and maturities of available-for-sale securities	2,775	1,155
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	38	23
Change in restricted cash	188	(51)
Other	28	19
Net cash used in investing activities	(2,562)	(2,391)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,832	721
Issuance of common stock related to employee benefit plans	7	14
Payments for the:
Redemption of long-term debt	(1,538)	(878)
Redemption of preferred stock of a subsidiary	(96)	―
Notes payable and commercial paper	763	631
Distributions to noncontrolling interests	(8)	(5)
Dividends paid	(1,085)	(670)
Other	(9)	(8)
Net cash used in financing activities	(134)	(195)
Net increase (decrease) in cash and cash equivalents	147	(584)
Cash and cash equivalents at beginning of period	1,424	2,110
Cash and cash equivalents at end of period	$1,571	$1,526
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$480	$216
Dividends declared but not paid	551	344
Extinguishment of debt related to investment in Attiki Gas Supply, S. A.	―	66

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Net Gains (Losses) on Available for Sale Securities		Pension and OPEB Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	445	$1	$21,132	$1,873	$(45)	$(71)		$(9)	$(109)	$22,772	$93	$22,865
Net income	―	―	―	739	―	―		―	―	739	8	747
Other comprehensive (loss) income	―	―	―	―	(83)	(15)		6	6	(86)	(4)	(90)
Common stock issuances, including dividend reinvestment and employee benefits	1	―	8	―	―	―		―	―	8	―	8
Common stock dividends	―	―	―	(1,014)	―	―		―	―	(1,014)	―	(1,014)
Balance at June 30, 2012	446	$1	$21,140	$1,598	$(128)	$(86)		$(3)	$(103)	$22,419	$97	$22,516

Balance at December 31, 2012	704	$1	$39,279	$1,889	$(116)	$(100)	$	―	$(90)	$40,863	$78	$40,941
Net income	―	―	―	973	―	―		―	―	973	3	976
Other comprehensive (loss) income	―	―	―	―	(125)	54		(4)	5	(70)	(4)	(74)
Common stock issuances, including dividend reinvestment and employee benefits	2	―	5	―	―	―		―	―	5	―	5
Common stock dividends	―	―	―	(1,636)	―	―		―	―	(1,636)	―	(1,636)
Premium on the redemption of preferred stock of subsidiaries	―	―	―	(3)	―	―		―	―	(3)	―	(3)
Distributions to noncontrolling interests	―	―	―	―	―	―		―	―	―	(8)	(8)
Balance at June 30, 2013	706	$1	$39,284	$1,223	$(241)	$(46)		$(4)	$(85)	$40,132	$69	$40,201

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$1,591	$1,616	$3,320	$3,117
Operating Expenses
Fuel used in electric generation and purchased power	443	442	961	822
Operation, maintenance and other	479	476	936	807
Depreciation and amortization	226	226	448	454
Property and other taxes	92	89	192	179
Total operating expenses	1,240	1,233	2,537	2,262
Gains on Sales of Other Assets and Other, net	―	3	2	6
Operating Income	351	386	785	861
Other Income and Expenses, net	29	43	65	82
Interest Expense	91	93	173	190
Income Before Income Taxes	289	336	677	753
Income Tax Expense	108	125	252	276
Net Income	$181	$211	$425	$477

Other comprehensive income, net of tax
Reclassification into earnings from cash flow hedges	―	2	―	2
Comprehensive Income	$181	$213	$425	$479

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$13	$19
Receivables (net of allowance for doubtful accounts of $3 at June 30, 2013 and December 31, 2012)	155	188
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at June 30, 2013 and December 31, 2012)	669	637
Receivables from affiliated companies	49	3
Notes receivable from affiliated companies	215	382
Inventory	1,063	1,062
Other	457	439
Total current assets	2,621	2,730
Investments and Other Assets
Nuclear decommissioning trust funds	2,533	2,354
Other	948	934
Total investments and other assets	3,481	3,288
Property, Plant and Equipment
Cost	34,534	34,190
Accumulated depreciation and amortization	(11,502)	(11,437)
Generation facilities to be retired, net	―	73
Net property, plant and equipment	23,032	22,826
Regulatory Assets and Deferred Debits
Regulatory assets	1,836	1,727
Other	47	71
Total regulatory assets and deferred debits	1,883	1,798
Total Assets	$31,017	$30,642
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$487	$599
Accounts payable to affiliated companies	122	128
Taxes accrued	108	114
Interest accrued	99	96
Current maturities of long-term debt	406	406
Other	441	490
Total current liabilities	1,663	1,833
Long-term Debt	7,734	7,735
Non-recourse Long-term Debt of Variable Interest Entities	300	300
Long-term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,421	5,181
Investment tax credits	213	215
Accrued pension and other post-retirement benefit costs	212	221
Asset retirement obligations	2,021	1,959
Regulatory liabilities	2,223	2,102
Other	882	924
Total deferred credits and other liabilities	10,972	10,602
Commitments and Contingencies
Member's Equity
Member's Equity	10,064	9,888
Accumulated other comprehensive loss	(16)	(16)
Total member's equity	10,048	9,872
Total Liabilities and Member's Equity	$31,017	$30,642

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$425	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	569	569
Equity component of AFUDC	(47)	(74)
Gains on sales of other assets and other, net	(2)	(6)
Deferred income taxes	247	275
Voluntary opportunity cost deferral	―	(101)
Accrued pension and other post-retirement benefit costs	20	21
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(7)	1
Receivables	(3)	51
Receivables from affiliated companies	(46)	2
Inventory	(12)	(99)
Other current assets	(14)	8
Increase (decrease) in
Accounts payable	(44)	(184)
Accounts payable to affiliated companies	(6)	(60)
Taxes accrued	(5)	(17)
Other current liabilities	(50)	76
Other assets	(68)	(40)
Other liabilities	(41)	(74)
Net cash provided by operating activities	916	825
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(804)	(1,006)
Purchases of available-for-sale securities	(1,122)	(607)
Proceeds from sales and maturities of available-for-sale securities	1,098	591
Notes receivable from affiliated companies	167	679
Other	(10)	(1)
Net cash used in investing activities	(671)	(344)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	―	(751)
Distributions to parent	(249)	―
Other	(2)	(1)
Net cash used in financing activities	(251)	(752)
Net decrease in cash and cash equivalents	(6)	(271)
Cash and cash equivalents at beginning of period	19	289
Cash and cash equivalents at end of period	$13	$18
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$125	$104

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Equity
(Unaudited)

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Net Losses on Available for Sale Securities	Total
Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454
Net income	477	―	―	477
Other comprehensive income	―	2	―	2
Balance at June 30, 2012	$9,950	$(15)	$(2)	$9,933

Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872
Net income	425	―	―	425
Distributions to parent	(249)	―	―	(249)
Balance at June 30, 2013	$10,064	$(15)	$(1)	$10,048

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$2,281	$2,288	$4,467	$4,390
Operating Expenses
Fuel used in electric generation and purchased power	918	1,002	1,778	1,903
Operation, maintenance and other	533	637	1,094	1,172
Depreciation and amortization	210	231	404	397
Property and other taxes	141	142	282	280
Impairment charges	366	―	366	―
Total operating expenses	2,168	2,012	3,924	3,752
Gains on Sales of Other Assets and Other, net	1	1	1	2
Operating Income	114	277	544	640
Other Income and Expenses, net	14	26	37	65
Interest Expense	160	193	358	378
(Loss) Income From Continuing Operations Before Taxes	(32)	110	223	327
Income Tax (Benefit) Expense From Continuing Operations	(19)	42	82	118
(Loss) Income From Continuing Operations	(13)	68	141	209
(Loss) Income From Discontinued Operations, net of tax	(4)	(4)	(4)	7
Net (Loss) Income	(17)	64	137	216
Less: Net Income Attributable to Noncontrolling Interest	―	1	1	3
Net (Loss) Income Attributable to Parent	$(17)	$63	$136	$213

Net (Loss) Income	$(17)	$64	$137	$216
Other Comprehensive Income (Loss), net of tax
Reclassification into earnings from pension and OPEB adjustments	―	―	1	1
Net unrealized gain (loss) on cash flow hedges	2	(2)	3	―
Reclassification into earnings from cash flow hedges	―	(2)	―	―
Other Comprehensive Income (Loss), net of tax	2	(4)	4	1
Comprehensive (Loss) Income	$(15)	$60	$141	$217

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$54	$231
Receivables (net of allowance for doubtful accounts of $15 at June 30, 2013 and $16 at December 31, 2012)	933	790
Receivables from affiliated companies	3	15
Notes receivable from affiliated companies	101	―
Inventory	1,371	1,441
Other	728	766
Total current assets	3,190	3,243
Investments and Other Assets
Nuclear decommissioning trust funds	2,034	1,888
Goodwill	3,655	3,655
Other	516	530
Total investments and other assets	6,205	6,073
Property, Plant and Equipment
Cost	35,509	35,130
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(12,723)	(12,512)
Generation facilities to be retired, net	61	63
Net property, plant and equipment	22,863	22,697
Regulatory Assets and Deferred Debits
Regulatory assets	5,193	5,292
Other	100	100
Total regulatory assets and deferred debits	5,293	5,392
Total Assets	$37,551	$37,405
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$813	$1,066
Accounts payable to affiliated companies	78	30
Notes payable to affiliated companies	858	455
Taxes accrued	208	83
Interest accrued	184	192
Current maturities of long-term debt	717	843
Other	1,285	1,118
Total current liabilities	4,143	3,787
Long-term Debt	13,503	13,311
Long-term Debt Payable to Affiliated Companies	―	274
Deferred Credits and Other Liabilities
Deferred income taxes	2,654	2,558
Investment tax credits	91	95
Accrued pension and other post-retirement benefit costs	1,608	1,608
Asset retirement obligations	2,462	2,413
Regulatory liabilities	2,234	2,469
Other	535	612
Total deferred credits and other liabilities	9,584	9,755
Commitments and Contingencies
Preferred Stock of Subsidiaries	―	93
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at June 30, 2013 and December 31, 2012	―	―
Additional paid-in capital	7,465	7,465
Retained earnings	2,916	2,783
Accumulated other comprehensive loss	(63)	(67)
Total common stockholder's equity	10,318	10,181
Noncontrolling interests	3	4
Total equity	10,321	10,185
Total Liabilities and Common Stockholder's Equity	$37,551	$37,405

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	480	459
Equity component of AFUDC	(27)	(49)
Losses (gains) on sales of other assets and other, net	4	(19)
Impairment charges	366	―
Deferred income taxes	71	169
Accrued pension and other post-retirement benefit costs	105	82
Contributions to qualified pension plans	―	(42)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	23	(63)
Receivables	(148)	(6)
Receivables from affiliated companies	12	―
Inventory	69	8
Other current assets	(33)	(72)
Increase (decrease) in
Accounts payable	(203)	26
Accounts payable to affiliated companies	48	―
Taxes accrued	124	107
Other current liabilities	169	(25)
Other assets	(126)	1
Other liabilities	88	(84)
Net cash provided by operating activities	1,159	708
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,295)	(1,118)
Purchases of available-for-sale securities	(978)	(625)
Proceeds from sales and maturities of available-for-sale securities	960	610
Change in restricted cash	―	(14)
Notes receivable from affiliated companies	(101)	―
Other	21	68
Net cash used in investing activities	(1,393)	(1,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	545	1,432
Issuance of common stock related to employee benefit plans	―	6
Payments for the:
Redemption of long-term debt	(788)	(455)
Redemption of preferred stock of subsidiaries	(96)	―
Payments of short-term debt with original maturities greater than 90 days	―	(65)
Proceeds from issuance of short-term debt with original maturities greater than 90 days	―	65
Notes payable and commercial paper	―	(326)
Notes payable to affiliated companies	403	―
Distributions to noncontrolling interests	(2)	(4)
Dividends paid	―	(446)
Other	(5)	7
Net cash provided by financing activities	57	214
Net decrease in cash and cash equivalents	(177)	(157)
Cash and Cash Equivalents at Beginning of Period	231	230
Cash and Cash Equivalents at End of Period	$54	$73
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$310	$265
Capital expenditures financed through capital leases	―	116

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Pension and OPEB Related Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011		$7,418	$16	$2,752	$(142)	$(23)	$10,021	$4	$10,025
Net income(a)		―	―	213	―	―	213	1	214
Other comprehensive income		―	―	―	―	1	1	―	1
Common stock issuances, including dividend reinvestment and employee benefits		25	6	―	―	―	31	―	31
Common stock dividends		―	―	(369)	―	―	(369)	―	(369)
Distributions to noncontrolling interests		―	―	―	―	―	―	(2)	(2)
Balance at June 30, 2012		$7,443	$22	$2,596	$(142)	$(22)	$9,897	$3	$9,900

Balance at December 31, 2012	$	―	$7,465	$2,783	$(42)	$(25)	$10,181	$4	$10,185
Net income		―	―	136	―	―	136	1	137
Other comprehensive income		―	―	―	3	1	4	―	4
Premium on the redemption of preferred stock of subsidiaries		―	―	(3)	―	―	(3)	―	(3)
Distributions to noncontrolling interests		―	―	―	―	―	―	(2)	(2)
Balance at June 30, 2013	$	―	$7,465	$2,916	$(39)	$(24)	$10,318	$3	$10,321

(a)

For the six months ended June 30, 2012, consolidated net income of $216 million includes $2 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$1,135	$1,090	$2,351	$2,180
Operating Expenses
Fuel used in electric generation and purchased power	441	433	896	853
Operation, maintenance and other	340	388	692	762
Depreciation and amortization	113	134	250	268
Property and other taxes	53	52	113	108
Impairment charges	22	―	22	―
Total operating expenses	969	1,007	1,973	1,991
Gains on Sales of Other Assets and Other, net	―	―	―	1
Operating Income	166	83	378	190
Other Income and Expenses, net	8	16	22	36
Interest Expense	47	53	95	104
Income Before Income Taxes	127	46	305	122
Income Tax Expense	50	15	118	39
Net Income	77	31	187	83
Less: Preferred Stock Dividend Requirement	―	―	―	1
Net Income Available to Parent	$77	$31	$187	$82

Net Income	$77	$31	$187	$83
Other Comprehensive Loss, net of tax
Net unrealized loss on cash flow hedges	―	(4)	―	(1)
Reclassification into earnings from cash flow hedges	―	(2)	―	―
Other Comprehensive Loss, net of tax	―	(6)	―	(1)
Comprehensive Income	$77	$25	$187	$82

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$20	$18
Receivables (net of allowance for doubtful accounts of $8 at June 30, 2013 and $9 at December 31, 2012)	523	458
Receivables from affiliated companies	8	5
Inventory	805	828
Other	361	313
Total current assets	1,717	1,622
Investments and Other Assets
Nuclear decommissioning trust funds	1,360	1,259
Other	281	251
Total investments and other assets	1,641	1,510
Property, Plant and Equipment
Cost	21,612	21,168
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(8,379)	(8,185)
Generation facilities to be retired, net	61	63
Net property, plant and equipment	13,310	13,062
Regulatory Assets and Deferred Debits
Regulatory assets	1,905	1,845
Other	32	29
Total regulatory assets and deferred debits	1,937	1,874
Total Assets	$18,605	$18,068
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$382	$542
Accounts payable to affiliated companies	103	76
Notes payable to affiliated companies	257	364
Taxes accrued	63	23
Interest accrued	75	69
Current maturities of long-term debt	407	407
Other	451	517
Total current liabilities	1,738	1,998
Long-term Debt	4,929	4,433
Deferred Credits and Other Liabilities
Deferred income taxes	2,305	2,162
Investment tax credits	88	92
Accrued pension and other post-retirement benefit costs	729	715
Asset retirement obligations	1,689	1,649
Regulatory liabilities	1,564	1,538
Other	251	295
Total deferred credits and other liabilities	6,626	6,451
Commitments and Contingencies
Preferred Stock	―	59
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares issued and outstanding at June 30, 2013 and December 31, 2012	2,159	2,159
Retained earnings	3,153	2,968
Total common stockholder's equity	5,312	5,127
Total Liabilities and Equity	$18,605	$18,068

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	324	326
Equity component of AFUDC	(23)	(32)
Gains on sales of other assets and other, net	―	(1)
Impairment charges	22	―
Deferred income taxes	146	95
Accrued pension and other post-retirement benefit costs	48	33
Contributions to qualified pension plans	―	(22)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(12)	(38)
Receivables	(49)	(5)
Receivables from affiliated companies	(3)	1
Inventory	23	―
Other current assets	(69)	(38)
Increase (decrease) in
Accounts payable	(142)	12
Accounts payable to affiliated companies	27	27
Taxes accrued	41	29
Other current liabilities	(49)	11
Other assets	(53)	(13)
Other liabilities	5	(18)
Net cash provided by operating activities	423	450
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(725)	(724)
Purchases of available-for-sale securities	(318)	(271)
Proceeds from sales and maturities of available-for-sale securities	299	256
Notes receivable from affiliated companies	―	(229)
Other	3	60
Net cash used in investing activities	(741)	(908)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	545	988
Payments for the:
Redemption of long-term debt	(50)	(1)
Redemption of preferred stock	(62)	―
Notes payable and commercial paper	―	(188)
Notes payable to affiliated companies	(107)	(31)
Dividends paid to parent	―	(310)
Dividends paid on preferred stock	(1)	(1)
Other	(5)	2
Net cash provided by financing activities	320	459
Net increase in cash and cash equivalents	2	1
Cash and Cash Equivalents at Beginning of Period	18	20
Cash and Cash Equivalents at End of Period	$20	$21
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$216	$162
Capital expenditures financed through capital leases	―	116

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges		Total Equity
Balance at December 31, 2011	$2,148	$3,011		$(71)	$5,088
Net income	―	83		―	83
Other comprehensive loss	―	―		(1)	(1)
Stock-based compensation expense	11	―		―	11
Dividend to parent	―	(310)		―	(310)
Preferred stock dividends at stated rate	―	(1)		―	(1)
Tax dividend	―	(3)		―	(3)
Balance at June 30, 2012	$2,159	$2,780		$(72)	$4,867

Balance at December 31, 2012	$2,159	$2,968	$	―	$5,127
Net income	―	187		―	187
Premium on the redemption of preferred stock	―	(2)		―	(2)
Balance at June 30, 2013	$2,159	$3,153	$	―	$5,312

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$1,142	$1,196	$2,110	$2,206
Operating Expenses
Fuel used in electric generation and purchased power	478	568	883	1,050
Operation, maintenance and other	198	251	409	415
Depreciation and amortization	90	92	142	119
Property and other taxes	85	89	164	172
Impairment charges	345	―	345	―
Total operating expenses	1,196	1,000	1,943	1,756
Gains on Sales of Other Assets and Other, net	1	―	1	1
Operating (Loss) Income	(53)	196	168	451
Other Income and Expenses, net	5	9	13	18
Interest Expense	43	69	92	132
Income (Loss) Before Income Taxes	(91)	136	89	337
Income Tax (Benefit) Expense	(34)	53	36	126
Net (Loss) Income	(57)	83	53	211
Less: Preferred Stock Dividend Requirement	―	―	―	1
Net (Loss) Income Available to Parent	$(57)	$83	$53	$210

Net (Loss) Income	$(57)	$83	$53	$211
Other Comprehensive (Loss) Income, net of tax
Net unrealized loss on cash flow hedges	―	(1)	―	―
Comprehensive (Loss) Income	$(57)	$82	$53	$211

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Balance Sheets
(Unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$18	$131
Receivables (net of allowance for doubtful accounts of $7 at June 30, 2013 and December 31, 2012)	402	318
Receivables from affiliated companies	―	20
Notes receivable from affiliated companies	―	207
Inventory	569	613
Other	318	351
Total current assets	1,307	1,640
Investments and Other Assets
Nuclear decommissioning trust funds	674	629
Other	173	182
Total investments and other assets	847	811
Property, Plant and Equipment
Cost	13,555	13,432
Accumulated depreciation and amortization	(4,130)	(4,072)
Net property, plant and equipment	9,425	9,360
Regulatory Assets and Deferred Debits
Regulatory assets	3,167	3,321
Other	46	48
Total regulatory assets and deferred debits	3,213	3,369
Total Assets	$14,792	$15,180
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$392	$412
Accounts payable to affiliated companies	41	44
Notes payable to affiliated companies	11	―
Taxes accrued	175	48
Interest accrued	45	55
Current maturities of long-term debt	11	435
Other	774	534
Total current liabilities	1,449	1,528
Long-term Debt	4,881	4,885
Deferred Credits and Other Liabilities
Deferred income taxes	1,567	1,518
Accrued pension and other post-retirement benefit costs	610	610
Asset retirement obligations	774	764
Regulatory liabilities	669	787
Other	216	255
Total deferred credits and other liabilities	3,836	3,934
Commitments and Contingencies
Preferred Stock	―	34
Common Stockholder's Equity
Common Stock, no par; 60,000,000 shares authorized; 100 issued and outstanding at June 30, 2013 and December 31, 2012	1,762	1,762
Retained earnings	2,864	3,037
Total common stockholder's equity	4,626	4,799
Total Liabilities and Common Stockholder's Equity	$14,792	$15,180

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	145	121
Equity component of AFUDC	(4)	(17)
Gains on sales of other assets and other, net	(1)	(1)
Impairment charges	345	―
Deferred income taxes	34	74
Accrued pension and other post-retirement benefit costs	43	33
Contributions to qualified pension plans	―	(20)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	33	21
Receivables	(85)	(12)
Receivables from affiliated companies	20	(9)
Inventory	44	7
Other current assets	(44)	(58)
Increase (decrease) in
Accounts payable	26	44
Accounts payable to affiliated companies	(3)	17
Taxes accrued	127	81
Other current liabilities	232	(31)
Other assets	(76)	19
Other liabilities	23	(80)
Net cash provided by operating activities	912	400
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(564)	(376)
Purchases of available-for-sale securities	(661)	(353)
Proceeds from sales and maturities of available-for-sale securities	661	353
Notes receivable from affiliated companies	207	―
Other	9	6
Net cash used in investing activities	(348)	(370)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the:
Redemption of long-term debt	(429)	(4)
Redemption of preferred stock	(34)	―
Payments of short-term debt with original maturities greater than 90 days	―	(65)
Proceeds from issuance of short-term debt with original maturities greater than 90 days	―	65
Notes payable and commercial paper	―	(89)
Notes payable to affiliated companies	11	234
Dividends paid to parent	(225)	(170)
Dividends paid on preferred stock	―	(1)
Other	―	3
Net cash used in financing activities	(677)	(27)
Net (decrease) increase in cash and cash equivalents	(113)	3
Cash and Cash Equivalents at Beginning of Period	131	16
Cash and Cash Equivalents at End of Period	$18	$19
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$93	$99

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges		Total
Balance at December 31, 2011	$1,757	$2,945		$(27)	$4,675
Net income	―	211		―	211
Stock-based compensation expense	5	―		―	5
Dividend to parent	―	(170)		―	(170)
Preferred stock dividends at stated rate	―	(1)		―	(1)
Tax dividend	―	(2)		―	(2)
Balance at June 30, 2012	$1,762	$2,983		$(27)	$4,718

Balance at December 31, 2012	$1,762	$3,037	$	―	$4,799
Net income	―	53		―	53
Dividend to parent	―	(225)		―	(225)
Premium on the redemption of preferred stock	―	(1)		―	(1)
Balance at June 30, 2013	$1,762	$2,864	$	―	$4,626

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating Revenues
Regulated electric	$339	$336	$672	$660
Nonregulated electric and other	378	299	606	716
Regulated natural gas	94	82	280	253
Total operating revenues	811	717	1,558	1,629
Operating Expenses
Fuel used in electric generation and purchased power - regulated	103	120	206	234
Fuel used in electric generation and purchased power - nonregulated	222	176	462	415
Cost of natural gas	17	12	93	87
Operation, maintenance and other	212	175	397	371
Depreciation and amortization	89	80	177	163
Property and other taxes	64	60	136	128
Total operating expenses	707	623	1,471	1,398
Gains on Sales of Other Assets and Other, net	4	1	4	2
Operating Income	108	95	91	233
Other Income and Expenses, net	1	4	3	8
Interest Expense	18	25	36	49
Income Before Income Taxes	91	74	58	192
Income Tax Expense	33	29	21	73
Net Income	58	45	37	119

Other Comprehensive Income, net of tax
Pension and OPEB adjustments	―	―	1	1
Comprehensive Income	$58	$45	$38	$120

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$15	$31
Receivables (net of allowance for doubtful accounts of $2 at June 30, 2013 and December 31, 2012)	128	108
Receivables from affiliated companies	90	82
Notes receivable from affiliated companies	19	1
Inventory	206	227
Other	279	267
Total current assets	737	716
Investments and Other Assets
Goodwill	920	921
Intangibles, net	122	129
Other	80	75
Total investments and other assets	1,122	1,125
Property, Plant and Equipment
Cost	10,970	10,824
Accumulated depreciation and amortization	(2,800)	(2,698)
Net property, plant and equipment	8,170	8,126
Regulatory Assets and Deferred Debits
Regulatory assets	564	579
Other	13	14
Total regulatory assets and deferred debits	577	593
Total Assets	$10,606	$10,560
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$265	$318
Accounts payable to affiliated companies	58	62
Notes payable to affiliated companies	602	245
Taxes accrued	114	159
Interest accrued	14	14
Current maturities of long-term debt	8	261
Other	123	126
Total current liabilities	1,184	1,185
Long-term Debt	1,734	1,736
Deferred Credits and Other Liabilities
Deferred income taxes	1,860	1,853
Investment tax credits	6	6
Accrued pension and other post-retirement benefit costs	154	157
Asset retirement obligations	29	28
Regulatory liabilities	256	254
Other	179	175
Total deferred credits and other liabilities	2,484	2,473
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at June 30, 2013 and December 31, 2012	762	762
Additional paid-in capital	4,882	4,882
Accumulated deficit	(440)	(477)
Accumulated other comprehensive loss	―	(1)
Total common stockholder's equity	5,204	5,166
Total Liabilities and Common Stockholder's Equity	$10,606	$10,560

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179	165
Gains on sales of other assets and other, net	(4)	(2)
Deferred income taxes	15	69
Accrued pension and other post-retirement benefit costs	9	6
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	22	(11)
Receivables	(19)	18
Receivables from affiliated companies	(8)	33
Inventory	21	(20)
Other current assets	(19)	29
Increase (decrease) in
Accounts payable	(36)	(22)
Accounts payable to affiliated companies	(4)	(11)
Taxes accrued	(49)	(22)
Other current liabilities	(2)	(14)
Other assets	(9)	(11)
Other liabilities	(23)	(75)
Net cash provided by operating activities	110	251
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(222)	(252)
Net proceeds from the sales of other assets	11	82
Notes receivable from affiliated companies	(18)	(130)
Change in restricted cash	―	(25)
Other	―	1
Net cash used in investing activities	(229)	(324)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(253)	(4)
Notes payable to affiliated companies	357	―
Other	(1)	―
Net cash provided by (used in) financing activities	103	(4)
Net decrease in cash and cash equivalents	(16)	(77)
Cash and cash equivalents at beginning of period	31	99
Cash and cash equivalents at end of period	$15	$22
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$18	$37
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	28

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pension and OPEB Related Adjustments	Total
Balance at December 31, 2011	$762	$5,085	$(652)	$(28)	$5,167
Net income	―	―	119	―	119
Other comprehensive income	―	―	―	1	1
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	(28)	―	―	(28)
Balance at June 30, 2012	$762	$5,057	$(533)	$(27)	$5,259

Balance at December 31, 2012	$762	$4,882	$(477)	$(1)	$5,166
Net income	―	―	37	―	37
Other comprehensive income	―	―	―	1	1
Balance at June 30, 2013	$762	$4,882	$(440)	$ ―	$5,204

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$700	$685	$1,424	$1,373
Operating Expenses
Fuel used in electric generation and purchased power	276	287	569	570
Operation, maintenance and other	163	151	313	311
Depreciation and amortization	77	96	155	192
Property and other taxes	16	17	38	38
Impairment charges	―	―	―	400
Total operating expenses	532	551	1,075	1,511
Operating Income (Loss)	168	134	349	(138)
Other Income and Expenses, net	6	19	10	42
Interest Expense	43	36	84	70
Income (Loss) Before Income Taxes	131	117	275	(166)
Income Tax Expense (Benefit)	49	40	103	(76)
Net Income (Loss)	82	77	172	(90)

Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	(1)	―	(1)	(1)
Comprehensive Income (Loss)	$81	$77	$171	$(91)

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$8	$36
Receivables (net of allowance for doubtful accounts of $1 at June 30, 2013 and December 31, 2012)	32	33
Receivables from affiliated companies	110	104
Notes receivable from affiliated companies	21	―
Inventory	397	380
Other	160	138
Total current assets	728	691
Investments and Other Assets
Intangibles, net	35	41
Other	124	122
Total investments and other assets	159	163
Property, Plant and Equipment
Cost	12,213	12,012
Accumulated depreciation and amortization	(3,768)	(3,692)
Net property, plant and equipment	8,445	8,320
Regulatory Assets and Deferred Debits
Regulatory assets	769	810
Other	23	24
Total regulatory assets and deferred debits	792	834
Total Assets	$10,124	$10,008
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$134	$173
Accounts payable to affiliated companies	47	60
Notes payable to affiliated companies	―	81
Taxes accrued	52	61
Interest accrued	55	53
Current maturities of long-term debt	5	405
Other	136	165
Total current liabilities	429	998
Long-term Debt	3,546	3,147
Long-term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	953	853
Investment tax credits	141	142
Accrued pension and other post-retirement benefit costs	183	186
Asset retirement obligations	37	37
Regulatory liabilities	755	741
Other	51	46
Total deferred credits and other liabilities	2,120	2,005
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at June 30, 2013 and December 31, 2012	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,490	2,318
Accumulated other comprehensive income	4	5
Total common stockholder's equity	3,879	3,708
Total Liabilities and Common Stockholder's Equity	$10,124	$10,008

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$172	$(90)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	158	195
Equity component of AFUDC	(7)	(39)
Impairment charges	―	400
Deferred income taxes and investment tax credit amortization	92	(73)
Accrued pension and other post-retirement benefit costs	12	8
(Increase) decrease in
Receivables	(2)	10
Receivables from affiliated companies	(6)	(2)
Inventory	(17)	(28)
Other current assets	(1)	19
Increase (decrease) in
Accounts payable	(7)	34
Accounts payable to affiliated companies	(13)	(34)
Taxes accrued	(8)	(25)
Other current liabilities	(10)	17
Other assets	11	26
Other liabilities	(18)	(35)
Net cash provided by operating activities	356	383
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(281)	(439)
Purchases of available-for-sale securities	(5)	(8)
Proceeds from sales and maturities of available-for-sale securities	5	10
Notes receivable from affiliated companies	(21)	―
Other	1	(2)
Net cash used in investing activities	(301)	(439)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	―	250
Payments for the redemption of long-term debt	(1)	(2)
Notes payable to affiliated companies	(81)	(187)
Other	(1)	(2)
Net cash (used in) provided by financing activities	(83)	59
Net (decrease) increase in cash and cash equivalents	(28)	3
Cash and cash equivalents at beginning of period	36	16
Cash and cash equivalents at end of period	$8	$19
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$32	$46
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734
Net loss	―	―	(90)	―	(90)
Other comprehensive loss	―	―	―	(1)	(1)
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26	―	―	26
Balance at June 30, 2012	$1	$1,384	$2,278	$6	$3,669

Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708
Net income	―	―	172	―	172
Other comprehensive loss	―	―	―	(1)	(1)
Balance at June 30, 2013	$1	$1,384	$2,490	$4	$3,879

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements

(Unaudited)

Index to Combined Notes To Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19
Duke Energy Corporation	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•		•	•
Duke Energy Carolinas, LLC	•		•	•	•	•		•	•	•	•			•	•	•	•	•	•
Progress Energy, Inc.	•	•	•	•	•	•	•	•	•	•	•			•	•	•	•	•	•
Duke Energy Progress, Inc.	•		•	•	•	•		•	•	•				•	•	•	•	•	•
Duke Energy Florida, Inc.	•		•	•	•	•		•	•	•				•	•	•	•	•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•	•	•		•	•			•	•	•	•	•	•
Duke Energy Indiana, Inc.	•	•	•	•	•	•		•	•	•	•			•	•	•	•	•	•

1. ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, Inc. (Duke Energy Progress); Duke Energy Florida, Inc. (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana).

On July 2, 2012, Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation, Progress Energy becoming a subsidiary of Duke Energy and Progress Energy’s regulated utility subsidiaries, Duke Energy Progress (formerly Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.) and Duke Energy Florida (formerly Florida Power Corporation d/b/a Progress Energy Florida , Inc.), becoming indirect subsidiaries of Duke Energy. Duke Energy’s consolidated financial statements include Progress Energy, Duke Energy Progress and Duke Energy Florida activity beginning July 2, 2012. In accordance with Securities and Exchange Commission (SEC) guidance, Progress Energy, Duke Energy Progress and Duke Energy Florida did not reflect the impacts of acquisition accounting from the merger with Duke Energy, whereby the adjustments of assets and liabilities to fair value and the resultant goodwill would be shown on the financial statements of Progress Energy, Duke Energy Progress and Duke Energy Florida. These adjustments were recorded by Duke Energy. See Note 2 for additional information regarding the merger. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. As discussed further in Note 3, Duke Energy operates three reportable business segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy. The remainder of Duke Energy’s operations is presented as Other.

These Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities (VIEs) where the respective Duke Energy Registrants are the primary beneficiary. These Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain generation and transmission facilities.

Duke Energy Carolinas, a wholly owned subsidiary of Duke Energy, is a regulated public utility that generates, transmits, distributes and sells electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the FERC. Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Carolinas’ operations include one reportable business segment, Franchised Electric.

Progress Energy, a wholly owned subsidiary of Duke Energy, is a holding company headquartered in Raleigh, North Carolina, subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. As discussed further in Note 3, Progress Energy’s operations include one reportable segment, Franchised Electric.

Duke Energy Progress, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC and the FERC. Substantially all of Duke Energy Progress’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Progress’ operations include one reportable segment, Franchised Electric.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Duke Energy Florida, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), the NRC and the FERC. Substantially all of Duke Energy Florida’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Florida’s operations include one reportable segment, Franchised Electric.

Duke Energy Ohio, an indirect wholly owned subsidiary of Duke Energy, is a combination electric and gas public utility that provides service in portions of Ohio and Kentucky through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky), as well as electric generation in portions of Ohio, Illinois and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations in its Franchised Electric and Gas operating segment. See Note 3 for further information about Duke Energy Ohio’s business segments.

Duke Energy Indiana, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility that provides electricity service in portions of Indiana. Its primary line of business is generation, transmission and distribution of electricity. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Indiana’s operations include one reportable business segment, Franchised Electric.

BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Condensed Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Form 10-K for the year ended December 31, 2012.

These Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are, in the opinion of the respective companies’ management, necessary to fairly present the financial position and results of operations of each Duke Energy Registrant. Amounts reported in Duke Energy’s interim Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Condensed Consolidated Statements of Income and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Prior year financial statements and footnote disclosures for Progress Energy, Duke Energy Progress and Duke Energy Florida have been reclassified to conform to Duke Energy’s presentation.

UNBILLED REVENUE

Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying average revenue per kilowatt-hour (kWh) or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kWh or Mcf delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

The Duke Energy Registrants had unbilled revenues within Receivables and within Restricted receivables of variable interest entities on their respective Condensed Consolidated Balance Sheets as shown in the table below.

(in millions)	June 30, 2013	December 31, 2012
Duke Energy	$920	$920
Duke Energy Carolinas	307	315
Progress Energy	217	187
Duke Energy Progress	122	112
Duke Energy Florida	95	74
Duke Energy Ohio	50	47
Duke Energy Indiana	13	3

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables Company, LLC (CRC). These transfers meet sales/derecognition criteria and, therefore, Duke Energy Ohio and Duke

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Energy Indiana account for the transfers of receivables to CRC as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to CRC were as shown in the table below.

(in millions)	June 30, 2013	December 31, 2012
Duke Energy Ohio	$71	$90
Duke Energy Indiana	117	132

NET INCOME AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS

The following presents the net income amounts attributable to controlling interests for the Duke Energy Registrants with noncontrolling interests.

(in millions)	Duke Energy	Progress Energy
Three Months Ended June 30, 2013
Income from continuing operations, net of tax	$342	$(13)
Discontinued operations, net of tax	(3)	(4)
Net income attributable to controlling interests	$339	$(17)
Three Months Ended June 30, 2012
Income from continuing operations, net of tax	$445	$67
Discontinued operations, net of tax	(1)	(4)
Net income attributable to controlling interests	$444	$63

(in millions)	Duke Energy	Progress Energy
Six Months Ended June 30, 2013
Income from continuing operations, net of tax	$976	$140
Discontinued operations, net of tax	(3)	(4)
Net income attributable to controlling interests	$973	$136
Six Months Ended June 30, 2012
Income from continuing operations, net of tax	$738	$206
Discontinued operations, net of tax	1	7
Net income attributable to controlling interests	$739	$213

ACCUMULATED OTHER COMPREHENSIVE INCOME

For the three and six months ended June 30, 2013 and 2012, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.

2. ACQUISITIONS, DISPOSITIONS AND SALES OF OTHER ASSETS

ACQUISITIONS

The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings beginning on the purchase date.

Merger with Progress Energy

On July 2, 2012, Duke Energy completed its merger with Progress Energy, a North Carolina corporation engaged in the regulated utility business of generation, transmission and distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. As a result of the merger, Progress Energy became a wholly owned subsidiary of Duke Energy.

Purchase Price

Pursuant to the merger, all Progress Energy common shares were exchanged at the fixed exchange ratio of 0.87083 common shares of Duke Energy for each Progress Energy common share. The total consideration transferred of $18,071 million, including $62 million fair value of stock-based compensation awards, was based on the closing price of Duke Energy common shares on July 2, 2012. The significant assets and liabilities recorded at fair values as of the acquisition date include the acquired long-term debt, asset retirement obligations, capital leases and pension and other post-retirement benefit (OPEB) plans.

The fair value of Progress Energy’s assets acquired and liabilities assumed was determined based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. The estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in the future cash flows and future market prices.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Additionally the February 5, 2013 announcement of the decision to retire Crystal River Nuclear Station -  Unit 3 (Crystal River Unit 3), reflects additional information related to the facts and circumstances that existed as of the acquisition date. See Note 4 for additional information related to Crystal River Unit 3. As such, Duke Energy presents the Progress Energy assets acquired and liabilities assumed as if the retirement of Crystal River Unit 3 occurred on the acquisition date.

The majority of Progress Energy’s operations are subject to the rate-setting authority of the FERC, NCUC, PSCSC, and FPSC and are accounted for pursuant to U.S. GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Progress Energy’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Except for long-term debt, asset retirement obligations, capital leases, pension and OPEB plans and the wholesale portion of Duke Energy Florida’s Crystal River Unit 3, the fair values of Progress Energy’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values, and the assets and liabilities acquired and pro forma financial information do not reflect any net adjustments related to these amounts. The difference between fair value and the pre-merger carrying amounts for Progress Energy’s long-term debt, asset retirement obligations, capital leases and pension and OPEB plans for the regulated operations were recorded as Regulatory assets.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid primarily for the long-term potential for enhanced access to capital as a result of the company’s increased scale and diversity, opportunities for synergies, and an improved risk profile. The goodwill resulting from Duke Energy’s merger with Progress Energy was allocated entirely to the USFE&G segment. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

The completed purchase price allocation of the merger is presented in the following table.

(in millions)
Current assets	$3,204
Property, plant and equipment	23,141
Goodwill	12,469
Other long-term assets, excluding goodwill	9,990
Total assets	48,804
Current liabilities, including current maturities of long-term debt	3,593
Long-term liabilities, preferred stock and noncontrolling interests	10,394
Long-term debt	16,746
Total liabilities and preferred stock	30,733
Total purchase price	$18,071

The purchase price allocation in the table above reflects refinements made to the preliminary fair values of the assets acquired and liabilities assumed that were included in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012, including adjustments associated with the retirement of Crystal River Unit 3. The changes resulted in an increase to Goodwill of $2 million, an increase to the fair value of Current liabilities, including Current maturities of long-term debt of $12 million, a decrease to Property, plant and equipment of $138 million, a decrease to Other long-term assets, excluding goodwill of $4 million and a decrease to Long-term liabilities, preferred stock and noncontrolling interests of $152 million. These refinements had no impact on the amortization of the purchase accounting adjustments recorded to earnings during 2012 or for the three and six months ended June 30, 2013.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Duke Energy for the three and six months ended June 30, 2012 and reflects the amortization of purchase price adjustments assuming the merger had taken place on January 1, 2011. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy.

Non-recurring merger consummation, integration and other costs incurred by Duke Energy and Progress Energy during the three and six months ended June 30, 2012 have been excluded from the pro forma earnings presented below. After-tax non-recurring merger consummation, integration and other costs incurred by both Duke Energy and Progress Energy were $19 million and $29 million for the three and six months ended June 30, 2012. The pro forma financial information also excludes potential future cost savings or non-recurring charges related to the merger.

(in millions, except per share amounts)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$5,858	$11,582
Net Income Attributable to Duke Energy Corporation	535	998
Basic and Diluted Earnings Per Share	0.76	1.42

Chilean Operations

In December 2012, International Energy acquired Iberoamericana de Energía Ibener, S.A. (Ibener) of Santiago, Chile for cash consideration of $415 million. This acquisition included the 140 MW Duqueco hydroelectric generation complex consisting of two run-of-the-river plants located in southern Chile. The preliminary purchase accounting entries consisted primarily of $383 million of property, plant and equipment, $30 million of intangible assets, $57 million of deferred income tax liabilities, $54 million of goodwill, and $6 million of working capital. The fair value of the assets acquired and liabilities assumed utilized for the purchase price allocation are preliminary and subject to revision until the

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. In April 2013, a $190 million six-month bridge loan executed in connection with the acquisition was replaced with a $230 million nonrecourse secured credit facility with a term of thirteen years, and $192 million of cash collateral related to the six-month bridge loan was returned to Duke Energy.

Vermillion Generating Station

On January 12, 2012, after receiving approvals from the FERC and the IURC on August 12, 2011 and December 28, 2011, respectively, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its 75 percent undivided ownership interest in the Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association (WVPA). Upon the closing of the sale, Duke Energy Indiana and WVPA held 62.5 percent and 37.5 percent interests in Vermillion, respectively. Duke Energy Ohio received net proceeds of $82 million, consisting of $68 million and $14 million from Duke Energy Indiana and WVPA, respectively.

As Duke Energy Indiana is an affiliate of Duke Energy Vermillion the transaction has been accounted for as a transfer between entities under common control with no gain or loss recorded and did not have a significant impact to Duke Energy Ohio or Duke Energy Indiana’s results of operations. The proceeds received from Duke Energy Indiana are included in Net proceeds from the sales of other assets on Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows. The cash paid to Duke Energy Ohio is included in Capital expenditures on Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows. Duke Energy Ohio and Duke Energy Indiana recognized non-cash after-tax equity transfers of $28 million and $26 million, respectively, in their Condensed Consolidated Statements of Equity on the transaction representing the difference between cash exchanged and the net book value of Vermillion. These amounts are not reflected in Duke Energy’s Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Equity as the transaction is eliminated in consolidation.

The proceeds from WVPA are included in Net proceeds from the sales of other assets, and sale of and collections on notes receivable on Duke Energy and Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows. The sale of the proportionate share of Vermillion to WVPA did not result in a significant gain or loss.

3. BUSINESS SEGMENTS

Management evaluates segment performance based on Segment Income, which is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment Income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Certain governance costs are allocated to each of the segments. In addition, direct interest expense and income taxes are included in Segment Income.

Operating segments for each of the Duke Energy Registrants are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate the performance at each of the Duke Energy Registrants.

Products and services are sold between affiliate companies and between reportable segments at cost. Segment assets as presented in the tables that follow exclude all intercompany assets.

DUKE ENERGY

Duke Energy has the following reportable operating segments: USFE&G, Commercial Power and International Energy.

USFE&G generates, transmits, distributes and sells electricity in portions of North Carolina, South Carolina, Florida, Indiana, and Kentucky. USFE&G also transmits and distributes electricity in portions of Ohio. Additionally, USFE&G transports and sells natural gas in portions of Ohio and Kentucky. It conducts operations primarily through Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, certain regulated portions of Duke Energy Ohio, and Duke Energy Indiana. Segment information for USFE&G includes the results of the regulated operations of Duke Energy Progress and Duke Energy Florida beginning July 2, 2012.

Commercial Power operates and manages power plants owned by Duke Energy Ohio and engages in the wholesale marketing and procurement of electricity, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Service provider. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power engages in the development, construction and operation of renewable energy and commercial transmission projects in the U.S.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electricity and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company, located in Saudi Arabia, which is a large regional producer of methanol and methyl tertiary butyl ether (MTBE).

The remainder of Duke Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes unallocated corporate costs, which primarily consists of interest expense on corporate debt instruments, costs to achieve mergers and divestitures, and costs associated with certain corporate severance programs. It also includes Bison Insurance Company Limited (Bison), a wholly owned, captive insurance subsidiary, Duke Energy’s 50 percent interest in DukeNet Communications, LLC (DukeNet) and related telecommunications businesses, and Duke Energy’s 60 percent interest in Duke Energy Trading and Marketing, LLC.

	Three Months Ended June 30, 2013
(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues(a)(b)	$4,911	$547	$406	$5,864	$15	$	―	$5,879
Intersegment revenues	9	10	―	19	21		(40)	―
Total revenues	$4,920	$557	$406	$5,883	$36		$(40)	$5,879
Segment income(a)(b)(c)(d)(e)	$353	$41	$87	$481	$(139)	$	―	$342
Add back noncontrolling interests component								3
Loss from discontinued operations, net of tax								(3)
Net income								$342
Segment assets as of June 30, 2013	$98,908	$6,907	$5,480	$111,295	$2,663		$142	$114,100

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(a)

On May 1, 2013, the PUCO approved a Duke Energy Ohio settlement agreement that provides for a net annual increase in electric distribution revenues of $49 million, beginning in May 2013. This rate increase impacts USFE&G.

(b)

On May 30, 2013, the NCUC approved a Duke Energy Progress settlement agreement that included a $147 million increase in rates in the first year, beginning on June 1, 2013. This rate increase impacts USFE&G.

(c)	USFE&G recorded an after-tax impairment charge of $180 million, net of tax of $115 million, related to Duke Energy Florida's Crystal River Unit 3. See Note 4 for additional information.
(d)

USFE&G recorded an after-tax impairment charge of $13 million, net of tax of $9 million, related to the letter Duke Energy Progress filed with the NRC requesting the NRC to suspend its review activities associated with the combined construction and operating license (COL) at the Shearon Harris Nuclear Station (Harris) site. USFE&G also recorded an after-tax impairment charge of $44 million, net of tax of $21 million, related to the write-off of the wholesale portion of Levy investments at Duke Energy Florida in accordance with the 2013 Settlement. See Note 4 for additional information.

(e)	Other includes after-tax costs to achieve the merger with Progress Energy of $51 million, net of tax of $31 million. See Note 2 for additional information about the merger.

Three Months Ended June 30, 2012

(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues	$2,688	$488	$397	$3,573	$4	$	―	$3,577
Intersegment revenues	9	14	―	23	12		(35)	―
Total revenues	$2,697	$502	$397	$3,596	$16		$(35)	$3,577
Segment income	$337	$28	$105	$470	$(25)	$	―	$445
Add back noncontrolling interests component								4
Loss from discontinued operations, net of tax								(1)
Net income								$448

	Six Months Ended June 30, 2013
(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues(a)(b)	$9,963	$986	$798	$11,747	$30	$	―	$11,777
Intersegment revenues	17	23	―	40	41		(81)	―
Total revenues	$9,980	$1,009	$798	$11,787	$71		$(81)	$11,777
Segment income(a)(b)(c)(d)(e)	$1,009	$(1)	$184	$1,192	$(216)	$	―	$976
Add back noncontrolling interests component								3
Loss from discontinued operations, net of tax								(3)
Net income								$976

(a)

On May 1, 2013, the PUCO approved a Duke Energy Ohio settlement agreement that provides for a net annual increase in electric distribution revenues of $49 million, beginning in May 2013. This rate increase impacts USFE&G.

(b)

On May 30, 2013, the NCUC approved a Duke Energy Progress settlement agreement that included a $147 million increase in rates in the first year, beginning on June 1, 2013.  This rate increase impacts USFE&G.

(c)	USFE&G recorded an after-tax impairment charge of $180 million, net of tax of $115 million, related to Duke Energy Florida's Crystal River Unit 3. See Note 4 for additional information.
(d)

USFE&G recorded an after-tax impairment charge of $13 million, net of tax of $9 million, related to the letter Duke Energy Progress filed with the NRC requesting the NRC to suspend its review activities associated with the combined construction and operating license (COL) at the Shearon Harris Nuclear Station (Harris) site. USFE&G also recorded an after-tax impairment charge of $44 million, net of tax of $21 million, related to the write-off of the wholesale portion of Levy investments at Duke Energy Florida in accordance with the 2013 Settlement. See Note 4 for additional information.

(e)	Other includes after-tax costs to achieve the merger with Progress Energy of $85 million, net of tax of $52 million. See Note 2 for additional information about the merger.

Six Months Ended June 30, 2012

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues(a)	$5,348	$1,052	$799	$7,199	$8	$	―	$7,207
Intersegment revenues	17	30	―	47	23		(70)	―
Total revenues	$5,365	$1,082	$799	$7,246	$31		$(70)	$7,207
Segment income(a)(b)	$473	$59	$247	$779	$(41)	$	―	$738
Add back noncontrolling interests component								8
Income from discontinued operations, net of tax								1
Net income								$747

(a)

On January 25, 2012 and January 27, 2012, the Duke Energy Carolinas' South Carolina and North Carolina rate case settlement agreements were approved by the PSCSC and NCUC, respectively. Among other things, the rate case settlements included an annual base rate increase of $309 million in North Carolina and a $93 million annual base rate increase in South Carolina, both beginning in February 2012. These rate increases impact USFE&G.

(b)

USFE&G recorded an after-tax impairment charge of $268 million, net of tax of $152 million, related to Duke Energy Indiana's Edwardsport Integrated Gasification Combined Cycle (IGCC) project. USFE&G also recorded the reversal of expenses of $60 million, net of tax of $39 million, related to a prior year Voluntary Opportunity Plan in accordance with Duke Energy Carolinas' 2011 rate case.

DUKE ENERGY OHIO

Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Franchised Electric and Gas transmits and distributes electricity in portions of Ohio and generates, transmits, distributes and sells electricity in portions of Kentucky. Franchised Electric and Gas also transports and sells natural gas in portions of Ohio and Kentucky.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electricity, fuel and emission allowances related to these plants, as well as other contractual positions. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or Duke Energy Retail, which are included in the Commercial Power reportable operating segment at Duke Energy.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated governance costs. See Note 17 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Three Months Ended June 30, 2013
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues(a)	$404	$407	$811	$	―	$	―	$811
Intersegment revenues	―	8	8		―		(8)	―
Total revenues	$404	$415	$819	$	―		$(8)	$811
Segment income / Consolidated net income(a)	$27	$35	$62		$(4)	$	―	$58
Segment assets as of June 30, 2013	$6,568	$4,116	$10,684		$100		$(178)	$10,606

	Three Months Ended June 30, 2012
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues	$387	$330	$717	$	―	$	―	$717
Intersegment revenues	―	12	12		―		(12)	―
Total revenues	$387	$342	$729	$	―		$(12)	$717
Segment income / Consolidated net income	$30	$17	$47		$(2)	$	―	$45

	Six Months Ended June 30, 2013
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues(a)	$896	$662	$1,558	$	―	$	―	$1,558
Intersegment revenues	―	19	19		―		(19)	―
Total revenues	$896	$681	$1,577	$	―		$(19)	$1,558
Segment income / Consolidated net income(a)	$80	$(33)	$47		$(10)	$	―	$37

(a)

On May 1, 2013, the PUCO approved a Duke Energy Ohio settlement agreement that provides for a net annual increase in electric distribution revenues of $49 million, beginning in May 2013. This rate increase impacts Franchised Electric and Gas.

	Six Months Ended June 30, 2012
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues	$860	$769	$1,629	$	―	$	―	$1,629
Intersegment revenues	―	27	27		―		(27)	―
Total revenues	$860	$796	$1,656	$	―		$(27)	$1,629
Segment income / Consolidated net income	$64	$61	$125		$(6)	$	―	$119

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA

Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana each have one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered reportable segments for any of these companies, Other consists of each respective company’s share of costs to achieve the merger between Duke Energy and Progress Energy, certain corporate severance programs, and certain costs for use of corporate assets as allocated to each company. See Note 17 for additional information. Other for Progress Energy also includes interest expense on corporate debt instruments. The following table summarizes the net loss for Other at each of these registrants.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Duke Energy Carolinas	$(25)	$(11)	$(43)	$(18)
Progress Energy	(55)	(58)	(133)	(97)
Duke Energy Progress	(14)	(7)	(20)	(9)
Duke Energy Florida	(7)	(5)	(12)	(7)
Duke Energy Indiana	(4)	(1)	(8)	(5)

The Franchised Electric operating segments includes substantially all of Duke Energy Carolinas’, Progress Energy’s, Duke Energy Progress’, Duke Energy Florida’s and Duke Energy Indiana’s assets.

4. REGULATORY MATTERS

RATE RELATED INFORMATION

The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and gas services within their states. Nonregulated sellers of gas and electric generation are also allowed to operate in Ohio once certified by the PUCO. The FERC approves rates for electric sales to wholesale customers served under cost-based rates, as well as sales of transmission service.

Duke Energy Carolinas

2013 North Carolina Rate Case

On June 17, 2013, Duke Energy Carolinas filed a settlement agreement with the NCUC detailing the terms of a settlement with the North Carolina Utilities Commission Public Staff (Public Staff) in connection with its rate case filed on February 4, 2013. Pursuant to the settlement agreement, the parties have agreed to a three year step-in, with the first two years providing for $205 million, or a 4.5 percent average increase in rates, and the third year providing for rates to be increased by an additional $30 million, or 0.6 percent. The settlement agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The settlement agreement allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs. In order to mitigate the impact of the increase on customers, the settlement agreement provides for a $10 million shareholder contribution to agencies that provide energy assistance to low-income customers, and an annual reduction in the regulatory liability for costs of removal of $30 million for each of the first two years. Duke Energy Carolinas also agreed not to request additional base rate increases before September 2015. The settlement agreement is subject to approval by the NCUC. The NCUC held an evidentiary hearing on the settlement agreement and other issues in the case in July 2013.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Duke Energy Carolinas expects revised rates, if approved, to go into effect late third quarter of 2013.

2013 South Carolina Rate Case

On July 23, 2013, Duke Energy Carolinas filed a settlement agreement with the PSCSC detailing the terms of a settlement with the Office of Regulatory Staff, Wal-Mart Stores East, LP and Sam’s East, Incorporated, the South Carolina Energy Users Committee, Public Works of the City of Spartanburg, South Carolina and the South Carolina Small Business Chamber of Commerce in connection with its rate case filed on March 18, 2013. Pursuant to the settlement agreement, the parties have agreed to a two year step-in, with the first year providing for approximately $80 million, or a 5.53 percent average increase in rates, and the second year providing for rates to be increased by an additional $38 million, or 2.63 percent. The settlement agreement is based upon a return on equity of 10.2 percent and a 53 percent equity component of the capital structure. The settlement agreement allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs. In order to mitigate the impact of the increase on customers, the settlement agreement provides for approximately $4 million of contributions to agencies that provide energy assistance to low-income customers and for economic development, and a reduction in the regulatory liability for costs of removal of $45 million for the first year. Duke Energy Carolinas also agreed not to request additional base rate increases before September 2015. The settlement agreement is subject to approval by the PSCSC. The PSCSC held an evidentiary hearing on the settlement agreement and other issues in the case on July 31, 2013.

Duke Energy Carolinas expects revised rates, if approved, to go into effect late third quarter of 2013.

2011 North Carolina Rate Case

On January 27, 2012, the NCUC approved a settlement agreement between Duke Energy Carolinas and the Public Staff for a rate increase. On March 28, 2012, the North Carolina Attorney General (NCAG) filed a notice of appeal with the NCUC challenging the rate of return approved in the agreement. On April 12, 2013, the North Carolina Supreme Court (NCSC) issued a decision requiring the NCUC to make an independent determination regarding the proper return on equity. The NCSC stated the determination should be based upon appropriate findings of fact that weigh all the available evidence, including the impact of changing economic conditions on customers. On April 29, 2013, the NCAG filed a motion with the NCUC requesting a stay of the rate increase approved by the NCUC and implemented in 2012. The NCAG also requested the NCUC to provide the parties guidance with respect to further evidentiary hearings at which new evidence would be introduced. On May 20, 2013, the NCUC ruled that the rate increase would stay in effect pending the outcome of the review. Duke Energy Carolinas cannot predict the outcome of these proceedings.

V.C. Summer Nuclear Station Letter of Intent

In July 2011, Duke Energy Carolinas signed a letter of intent with Santee Cooper related to the potential acquisition by Duke Energy Carolinas of a 5 percent to 10 percent ownership interest in the V.C. Summer Nuclear Station being developed by Santee Cooper and South Carolina Electric and Gas (SCE&G) near Jenkinsville, South Carolina. The letter of intent provided a path for Duke Energy Carolinas to conduct the necessary due diligence to determine whether future participation in this project is beneficial for its customers. On November 7, 2012, the term of the letter of intent expired, though Duke Energy Carolinas remains engaged in discussions at this time.

William States Lee III Nuclear Station

In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a COL for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have concurred with the prudency of Duke Energy Carolinas incurring certain project development and pre-construction costs. As of June 30, 2013, Duke Energy Carolinas has incurred approximately $350 million, including allowance for funds used during construction (AFUDC), which is included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets.

The Lee COL application is impacted by the ongoing activity by the NRC to address its Waste Confidence rule, a generic finding by the NRC that spent fuel can be managed safely until ultimate disposal. The rule has been remanded to the NRC by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit). In response to the court’s remand and in connection with numerous petitions asserting waste confidence contentions, including in the Lee proceeding, the NRC determined that no final licenses for new reactors would be issued until the remand is appropriately addressed. In September 2012, the NRC provided a timeline of 24 months from the time of its order for the staff to finish the generic Environmental Impact Study and publish a final Waste Confidence rule. Assuming the NRC uses the entire 24 month period for promulgation of a new rule, licenses would not be issued until September 2014 at the earliest. The COL is also impacted by the time required to fully respond to an NRC request for additional information that addresses seismic hazard evaluation resulting from recommendations of the Fukushima Near-Term Task Force. Due to the schedule for both fully responding and for NRC review of the response, the Lee COL is not expected until 2016.

Duke Energy Progress

2012 North Carolina Rate Case

On May 30, 2013, the NCUC approved a settlement agreement between Duke Energy Progress and the Public Staff. The terms of the agreement include a two year step-in, with the first year providing for a $147 million, or a 4.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or a 1.0 percent average increase in rates. The second year increase is a result of Duke Energy Progress agreeing to delay collection of financing costs on the construction work in progress for the L.V. Sutton (Sutton) combined cycle facility for one year. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The settlement agreement allows for the recognition of nuclear outage expenses over the refueling cycle

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

rather than when the outage occurs. In order to mitigate the impact of the increase on customers, the agreement provides for a $20 million contribution to agencies that provide energy assistance to low-income customers, and a reduction in the regulatory liability for costs of removal of $20 million for the first year. New rates went into effect on June 1, 2013.

On July 1, 2013, the NCAG filed a notice of appeal with the NCUC challenging the rate of return and capital structure approved in the settlement agreement. Duke Energy Progress cannot predict the outcome of this matter.

L.V. Sutton Combined Cycle Facility

Duke Energy Progress is constructing a new 625 MW combined cycle natural gas-fired generating facility at its existing Sutton Steam Station in New Hanover County, North Carolina. Total estimated costs at final project completion (including AFUDC) for the Sutton project, which is approximately 88 percent complete, are $570 million. The Sutton project is expected to be in service in the fourth quarter of 2013.

Shearon Harris Nuclear Station Expansion

In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse Electric AP1000 reactors at Harris, which the NRC has docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. As a result of the decision to suspend the COL applications, during the second quarter of 2013, Duke Energy Progress recorded a pretax impairment charge of $22 million, which represents costs associated with the COL, which are not probable of recovery. As of June 30, 2013, approximately $47 million is recorded in Regulatory assets on Duke Energy Progress’ Condensed Consolidated Balance Sheet.

Duke Energy Florida

FPSC Settlement Agreements

On February 22, 2012, the FPSC approved a Stipulation and Settlement Agreement (2012 Settlement) among Duke Energy Florida, the Florida Office of Public Counsel (OPC) and other customer advocates. The 2012 Settlement will continue through the last billing cycle of December 2016, unless replaced as discussed below. The agreement addresses four principal matters: (i) the Crystal River Unit 3 delamination prudence review then pending before the FPSC, (ii) certain customer rate matters, (iii) Duke Energy Florida’s proposed Levy Nuclear Station (Levy) cost recovery, and (iv) cost of removal reserve.

The FPSC has an open proceeding to review Duke Energy Florida’s February 2013 decision to retire Crystal River Unit 3, the mediated resolution of insurance claims with Nuclear Electric Insurance Limited (NEIL), the costs spent to repair Crystal River Unit 3 since the 2012 Settlement, the uprate project, and the amount of the regulatory asset to be placed in rates in 2017. On April 26, 2013, the FPSC set final hearings to resolve all remaining issues beginning October 21, 2013. On June 19, 2013, the FPSC granted a joint motion to extend the due dates for discovery and testimony by 30 days to allow time for the parties to finalize issues, coordinate depositions and discovery, and potentially resolve discovery disputes.

On August 1, 2013, Duke Energy Florida, OPC, and other customer advocates filed a Revised and Restated Stipulation and Settlement Agreement (2013 Settlement) with the FPSC. If approved, the 2013 Settlement will replace and supplant the 2012 Settlement and substantially resolve additional issues, including (i) matters related to Crystal River Unit 3, (ii) Levy, (iii) Crystal River 1 and 2 coal units, and (iv) future generation needs in Florida. The 2013 Settlement is subject to review and approval by the FPSC, which is expected by the end of 2013.

Refer to the remaining sections below for further discussion of these settlement agreements.

Crystal River Unit 3

In September 2009, Crystal River Unit 3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination, or separation, within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, it was determined that the concrete delamination was caused by redistribution of stresses in the containment wall that occurred when an opening was created to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. Crystal River Unit 3 remained out of service while Duke Energy Florida conducted an engineering analysis and review of the new delamination and evaluated possible repair options.

Subsequent to March 2011, monitoring equipment detected additional changes and further damage in the partially tensioned containment building. Duke Energy Florida developed a repair plan which had a preliminary cost estimate of $900 million to $1.3 billion.

On February 5, 2013, following the completion of a comprehensive analysis and an independent review by Zapata Incorporated which estimated repair costs to be between $1.49 billion and $3.43 billion depending on the repair scope selected, Duke Energy Florida announced its intention to retire Crystal River Unit 3. Duke Energy Florida concluded that it did not have a high degree of confidence that repair could be successfully completed and licensed within estimated costs and schedule, and that it was in the best interests of Duke Energy Florida’s customers, joint owners, and Duke Energy’s investors to retire the unit. On February 20, 2013, Duke Energy Florida filed with the NRC a certification of permanent cessation of power operations and permanent removal of fuel from the reactor vessel. Duke Energy Florida developed initial estimates of the cost to decommission the plant during its analysis of whether to repair or retire Crystal River Unit 3. With the final decision to retire, Duke Energy Florida is working to develop a comprehensive decommissioning plan, which will evaluate various decommissioning options and costs associated with each option. The plan will determine resource needs as well as the scope, schedule and

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

other elements of decommissioning. Duke Energy Florida intends to use a safe storage (SAFSTOR) option for decommissioning. Generally, SAFSTOR involves placing the facility into a safe storage configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities occur, usually in 40 to 60 years. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning approved by the NRC. Once an updated site specific decommissioning study is completed it will be filed with the FPSC. As part of the evaluation of repairing Crystal River Unit 3, initial estimates of the cost to decommission the plant under the SAFSTOR option were developed which resulted in an estimate in 2011 dollars of $989 million. Additional specifics about the decommissioning plan are being developed.

At the time of the delamination, Duke Energy Florida maintained insurance coverage through NEIL’s accidental property damage program, which provided insurance coverage up to $2.25 billion with a $10 million deductible per claim. Duke Energy Florida currently maintains insurance through NEIL’s accidental property damage program provides coverage up to $1.06 billion with a $10 million deductible per claim. The NEIL coverage does not include property damage to or resulting from the containment structure except full limit coverage does apply to decontamination and debris removal if required following an accident to ensure public health and safety or if property damage results from a terrorism event.

Throughout the duration of the Crystal River Unit 3 outage, Duke Energy Florida worked with NEIL for recovery of applicable repair costs and associated replacement power costs. On April 25, 2013, pursuant to a settlement agreement between NEIL and Duke Energy Florida, NEIL paid Duke Energy Florida $530 million related to the Crystal River Unit 3 delaminations. Duke Energy Florida has received a total of $835 million in insurance proceeds from NEIL. In accordance with the 2012 Settlement, the majority of NEIL proceeds received were allocable to retail customers and have been applied to replacement power costs incurred after December 31, 2012 through December 31, 2016 and repair costs as appropriate. As a result, Duke Energy Florida recorded a regulatory liability of $490 million upon receipt of the April 2013 NEIL settlement proceeds. This amount is being refunded to retail customers through Duke Energy Florida’s fuel clause. Proceeds received from NEIL and the related refunds retail customers are presented in Operating Activities on Duke Energy Florida’s Condensed Statements of Cash Flows.

Because repairs to Crystal River Unit 3 did not begin prior to December 31, 2012, and the unit has subsequently been retired, per the 2012 Settlement, Duke Energy Florida will refund $100 million to retail customers through its fuel clause (retirement decision refund). Duke Energy Florida recorded a Regulatory liability for these refunds in the third quarter of 2012 related to these replacement power obligations.

Duke Energy Florida has reclassified all Crystal River Unit 3 investments, including property, plant and equipment, nuclear fuel, inventory, and other assets to a regulatory asset. In addition, as a result of Duke Energy Florida’s decision to retire Crystal River Unit 3, the 2012 Settlement authorizes Duke Energy Florida to defer the retail portion of all Crystal River Unit 3 related costs including, but not limited to, operations and maintenance and property tax costs in a regulatory asset. A regulatory liability must also be established to capture the difference between (i) actual incurred operations and maintenance and property tax costs in a given year and, (ii) the amount included in customer rates as established in Duke Energy Florida’s most recent fully litigated base rate proceeding, effective 2010. Beginning in February 2013, the retail portion of operations and maintenance costs and property taxes associated with Crystal River Unit 3 are being deferred to a regulatory asset. The 2013 Settlement terminates the regulatory asset and/or liability treatment for operating expenses incurred after December 31, 2013.

The 2013 Settlement resolves substantially all remaining issues in the FPSC proceeding related to the review of Duke Energy Florida’s decision to retire Crystal River Unit 3, the mediated resolution of insurance claims with NEIL, and the costs spent to repair Crystal River Unit 3 since the decision to retire the unit in February 2013; the uprate project; and the components of the regulatory asset to be recovered in rates beginning in 2017 via a separate base rate component.

Under the 2013 Settlement, Duke Energy Florida agrees to forego recovery of $295 million of the Crystal River Unit 3 regulatory asset. This excludes amounts related to the uprate project, which will continue to be recovered through the Nuclear Cost Recovery Clause (NCRC) over a seven year period, from 2013 through 2019. Duke Energy Florida recorded a $295 million pretax charge in the second quarter of 2013 for this matter. This amount in included in Impairment charges on Duke Energy Florida’s Condensed Statements of Operations and Comprehensive Income.

The 2013 Settlement allows Duke Energy Florida to accelerate cash recovery of approximately $135 million from retail customers from 2014 through 2016 of the Crystal River Unit 3 regulatory assets through its fuel clause.

The 2013 Settlement allows Duke Energy Florida to begin recovery of the remaining Crystal River Unit 3 regulatory asset, up to a cap of $1,466 million from retail customers upon the earlier of (i) full recovery of the uncollected Levy investment or (ii) the first billing period of January 2017. Recovery will continue 240 months from inception of the collection of the regulatory asset in base rates, and the Crystal River Unit 3 base rate component will be adjusted at least every four years. Included in this recovery, but not subject to the cap, are costs of building a dry cask storage facility for spent nuclear fuel, if needed. The return rate will be based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent, subject to change if the return on equity changes in the future. Construction of the dry cask storage facility is subject to separate FPSC approval. The regulatory asset associated with the uprate project will continue to be recovered through the NCRC over an estimated seven year period beginning in 2013.

The following table includes the components of the Crystal River Unit 3 Regulatory assets recorded on Duke Energy Florida’s Condensed Balance Sheets.

(in millions)	June 30, 2013
Historical net book value(a)	$1,036
Operating expense deferrals(b)	96
Carrying charges(c)	33
Amount subject to cost cap	1,165
Uprate and dry cask storage projects	332
Total regulatory asset	$1,497

(a)	Includes amounts previously classified as plant in service, construction work in process, nuclear fuel and materials and supplies inventory.
(b)	Includes operations and maintenance, property taxes and depreciation.
(c) See discussion under Customer Rate Matters section below.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table includes a summary of the retail customer refunds agreed to in the 2012 Settlement and 2013 Settlement, amounts refunded to date and amounts to be refunded in future periods.

	June 30, 2013
			Remaining Amount to be Refunded
(in millions)	Total	Refunded to date	2013	2014	2015	2016
2012 Settlement refund(a)	$288	$65	$64	$139	$10	$10
Retirement decision refund	100	―	―	―	40	60
NEIL proceeds	490	163	163	164	―	―
Total customer refunds	$878	228	227	303	50	70
Accelerated regulatory asset recovery	(135)	―	―	(38)	(38)	(59)
Net customer refunds	743	$228	$227	$265	$12	$11

(a)	See discussion under Customer Rate Matters section below.

Duke Energy Florida is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on Duke Energy Florida and the joint owners. In December 2012, Duke Energy Florida reached an agreement with one group of joint owners related to all Crystal River Unit 3 matters, and is engaged in settlement discussions with the other major group of joint owners regarding resolution of matters associated with Crystal River Unit 3.

Duke Energy Florida cannot predict the outcome of the matters described above. In the event the FPSC rejects the 2013 Settlement, orders additional concessions, or if costs exceed the cap, additional charges to expense, which could be material, could occur.

Customer Rate Matters

In conjunction with the 2012 Settlement, Duke Energy Florida was to maintain base rates at then current levels through the last billing cycle of December 2016, except as described as follows. The agreement provided for a $150 million increase in revenue requirements effective with the first billing cycle of January 2013. Costs associated with Crystal River Unit 3 investments were removed from retail rate base effective with the first billing cycle of January 2013. Duke Energy Florida is accruing, for future rate-setting purposes, a carrying charge on the Crystal River Unit 3 investment until the Crystal River Unit 3 regulatory asset is recovered in base rates beginning with the first billing cycle of January 2017. If Duke Energy Florida’s retail base rate earnings fall below the return on equity range, as reported on a FPSC-adjusted or pro-forma basis on a Duke Energy Florida monthly earnings surveillance report, Duke Energy Florida may petition the FPSC to amend its base rates during the term of the agreement.

In addition to the refunds related to Crystal River Unit 3 mentioned above, Duke Energy Florida is refunding $288 million to retail customers through its fuel clause.

Pursuant to the 2013 Settlement Agreement, Duke Energy Florida will maintain base rates at the current level through the last billing period of 2018, subject to the return on equity range of 9.5 percent to 11.5 percent. Duke Energy Florida will not be required to file a depreciation study, fossil dismantlement study or nuclear decommissioning study until the earlier of the next rate case filing or March 31, 2019.

If Duke Energy Florida determines that additional amounts are necessary to fund the Crystal River Unit 3 decommissioning trust, it is permitted to petition for collection of those funds up to $8 million through a base rate surcharge. If the FPSC approves annual decommissioning funding prior to the end of 2018 in excess of the amount authorized for recovery in the base rate surcharge, the excess shall be deferred with a carrying costs and recovered through the Capacity Cost Recovery Clause beginning in January 2019, without having to file a general rate case.

Levy Nuclear Station

On July 28, 2008, Duke Energy Florida filed its COL application with the NRC for two Westinghouse AP1000 reactors at Levy, which the NRC has docketed for review. Various parties filed a joint petition to intervene in the Levy COL application. On March 26, 2013, the Atomic Safety and Licensing Board issued a decision finding that the NRC had carried its burden of demonstrating that its Final Environmental Impact Statement complies with the National Environmental Policy Act and applicable NRC regulatory requirements. A mandatory hearing conducted by the five NRC Commissioners is expected to occur in January 2015.

In 2008, the FPSC granted Duke Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule for Levy, together with the associated facilities, including transmission lines and substation facilities.

Under the terms of the 2012 Settlement, Duke Energy Florida began retail cost-recovery of Levy costs effective in the first billing cycle of January 2013 at the fixed rates contained in the settlement and continuing for a five-year period, with true-up of any actual costs not recovered during the 5-year period occurring in the final year. This amount is intended to recover the estimated retail project costs to date plus costs

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

necessary to obtain the COL and any engineering, procurement and construction (EPC) agreement cancellation costs, should Duke Energy Florida ultimately choose to cancel that contract. The consumer parties will not oppose Duke Energy Florida continuing to pursue a COL for Levy. The 2012 Settlement provided that Duke Energy Florida will treat the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. Duke Energy Florida had the discretion, under certain circumstances, to accelerate and/or suspend such amortization in full or in part provided that it amortizes all of the regulatory asset by December 31, 2016.

Pursuant to the 2013 Settlement, Duke Energy Florida agrees to terminate the EPC at the earliest reasonable and prudent time. The EPC was based on receiving the COL by January 1, 2014, which will not occur as noted above. The 2013 Settlement provides for recovery of the EPC cancellation costs from customers. Duke Energy Florida will exercise best efforts to obtain the COL from the NRC prior to March 31, 2015. If Duke Energy Florida, at its own discretion, decides not to pursue the COL prior to March 31, 2015, it agrees to credit customers $10 million as a reduction to fuel costs.

Cost recovery shall terminate upon the earlier of (i) full recovery of Levy costs or (ii) the first billing cycle of January 2018, subject to a final true-up through the nuclear cost recovery clause.

In accordance with the 2013 Settlement, Duke Energy Florida will cease amortization of the wholesale allocation of Levy investments against retail rates. In the second quarter of 2013, Duke Energy Florida recorded a pretax charge of $65 million to write-off the wholesale portion of Levy investments. This amount is included in Impairment charges on Duke Energy Florida’s Condensed Statements of Operations and Comprehensive Income.

The 2013 Settlement allows for full recovery of the remaining retail project costs within five years from 2013 through 2017. Duke Energy Florida has an ongoing responsibility to demonstrate prudency related to the wind down of the Levy investment and the potential for salvage of Levy assets. As of June 30, 2013, Duke Energy Florida has a net uncollected investment in Levy of approximately $281 million, including AFUDC. Of this amount, $143 million is included in Regulatory assets and $138 million, related to land and the COL, is included in Net, property, plant and equipment on Duke Energy Florida’s Condensed Balance Sheets.

Crystal River 1 and 2 Coal Units

Pursuant to the 2013 Settlement, in the event Duke Energy Florida decides to retire the Crystal River 1 and 2 coal units in order to comply with certain environmental regulations, it will be allowed to continue to recover existing annual depreciation expense through the end of 2020. Beginning in 2021, Duke Energy Florida will be allowed to recover any remaining net book value of the assets from retail customers through the Capacity Cost Recovery Clause.

New Generation

Duke Energy Florida currently projects a significant need for additional generation to offset the impact of the lost capacity resulting from the retirement of Crystal River Unit 3 as well as the possible retirement of the Crystal River 1 and 2 coal units. The 2013 Settlement establishes a recovery mechanism for additional generation needs. This recovery mechanism, the Generation Base Rate Adjustment (GBRA), will apply to (i) the construction, uprate of existing generation, and/or purchase of up to 1,150 MW of combustion turbine and/or combined cycle generating capacity prior to the end of 2017 and (ii) the construction of additional generation of up to 1,800 MW to be placed in service in 2018 upon FPSC approval of a need determination. Duke Energy Florida will be permitted to recover the prudent costs of these items through an increase in base rates, upon the in-service date of such assets, without a general rate case at a 10.5 percent return on equity.

Cost of Removal Reserve

The 2012 Settlement and 2013 Settlement provide Duke Energy Florida the discretion to reduce cost of removal amortization expense by up to the balance in the cost of removal reserve until the earlier of (a) its applicable cost of removal reserve reaches zero; (b) the expiration of the 2012 Settlement, unless replaced; or (c) the expiration of the 2013 Settlement, if approved. Duke Energy Florida may not reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range. Duke Energy Florida recognized a reduction in amortization expense of $17 million for the three months ended June 30, 2013, and $73 million and $58 million for the six months ended June 30, 2013 and 2012, respectively. Duke Energy Florida recognized no reduction of amortization expense for the three months ended June 30, 2012. Duke Energy Florida had eligible cost of removal reserves of $41 million remaining at June 30, 2013, which is impacted by accruals in accordance with its latest depreciation study, removal costs expended, jurisdictional allocation changes and reductions in amortization expense.

Duke Energy Ohio

Capacity Rider Filing

On August 29, 2012, Duke Energy Ohio filed an application with the PUCO for the establishment of a charge, pursuant to Ohio’s state compensation mechanism, for capacity provided consistent with its obligations as a Fixed Resource Requirement (FRR) entity for approximately $729 million. The application included a request for deferral authority and for a new tariff to implement the charge. The deferral being sought is the difference between Duke Energy Ohio’s embedded costs and market-based prices for capacity. The requested tariff would implement a charge to be collected via a rider through which such deferred balances will subsequently be recovered. Hearings concluded in May 2013. Under the current procedural schedule, Duke Energy Ohio expects an order in the second half of 2013.

2012 Electric Rate Case

On May 1, 2013, the PUCO approved a settlement agreement (Electric Settlement) between Duke Energy Ohio and all intervening parties in connection with an electric distribution case, filed in July 2012. The Electric Settlement provides for a net increase in electric distribution

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

revenues of $49 million, or an average increase of 2.9 percent, based upon a return on equity of 9.84 percent. Revised rates were effective in May 2013.

2012 Natural Gas Rate Case

On April 2, 2013, Duke Energy Ohio reached a stipulation (Gas Settlement) with the PUCO Staff and intervening parties in connection with a gas distribution case, filed in July 2012. The Gas Settlement provides for no increase in base rates for gas distribution service. The Gas Settlement left unresolved the recovery of environmental remediation costs associated with former manufactured gas plants (MGP). The Gas Settlement is based upon a return on equity of 9.84 percent.

Duke Energy Ohio’s original application requested that MGP remediation costs be recovered through base rates; however, the Gas Settlement establishes a rider for recovery of allowable costs subject to the result of additional litigation. Duke Energy Ohio has requested recovery of approximately $63 million for MGP remediation costs deferred, including carrying costs, through December 31, 2012. Hearings for the MGP litigation were completed in May 2013.

Duke Energy Ohio expects revised base rates, if approved, to go into effect in the second half of 2013. Upon receipt of the PUCO’s order, Duke Energy Ohio will file an application to establish the MGP Rider based on the amount approved by the PUCO.

Regional Transmission Organization Realignment

Duke Energy Ohio, which includes its wholly owned subsidiary Duke Energy Kentucky, transferred control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011.

On December 16, 2010, the FERC issued an order related to MISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of MISO Transmission Expansion Planning (MTEP) project cost. MISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the MISO footprint. MISO approved MVP proposals with estimated capital project costs of approximately $5.5 billion prior to the date of Duke Energy Ohio’s exit from MISO on December 31, 2011. These projects are expected to be undertaken by the constructing transmission owners from 2012 through 2020 with costs, including an authorized rate of return and associated operating and maintenance expenses, recovered through MISO over the useful life of the projects. Duke Energy Ohio has historically represented approximately five percent of the MISO system. In 2011, MISO estimated Duke Energy Ohio’s MVP obligation to be $514 million based on the future revenue requirements of the proposed MVP projects and using an 8.2% discount rate. This estimate could change significantly and is dependent in large part on which projects are actually constructed, the final costs to complete and operate the projects and the discount rate used to measure the liability, if the liability can be discounted when recorded. On October 21, 2011, the FERC issued an order on rehearing in this matter largely affirming its original MVP order and conditionally accepting MISO’s compliance filing as well as determining that the MVP allocation methodology is consistent with cost causation principles and FERC precedent. The order further stated that MISO’s tariff withdrawal language establishes that once cost responsibility for transmission upgrades is determined, withdrawing transmission owners retain any costs incurred prior to the withdrawal date. In order to preserve its rights, Duke Energy Ohio filed an appeal of the FERC order in the D.C. Circuit Court of Appeals. The case was consolidated with appeals of the FERC order by other parties in the Seventh Circuit Court of Appeals. On June 7, 2013, the Seventh Circuit dismissed Duke Energy Ohio’s appeal for lack of a final administrative decision on the matter.

On December 29, 2011, MISO filed with FERC a Schedule 39 to MISO’s tariff. Schedule 39 provides for the allocation of MVP costs to a withdrawing owner based on the owner’s actual transmission load after the owner’s withdrawal from MISO, or, if the owner fails to report such load, based on the owner’s historical usage in MISO assuming annual load growth. On January 19, 2012, Duke Energy Ohio filed with FERC a protest of the allocation of MVP costs to them under Schedule 39. On February 27, 2012, the FERC accepted Schedule 39 as a just and reasonable basis for MISO to charge for MVP costs, a transmission owner that withdraws from MISO after January 1, 2012. The FERC set for hearing whether MISO’s proposal to use the methodology in Schedule 39 to calculate the obligation of transmission owners who withdrew from MISO prior to January 1, 2012 (such as Duke Energy Ohio) to pay for MVP costs is consistent with the MVP-related withdrawal obligations in the tariff at the time that they withdrew from MISO, and, if not, what amount of, and methodology for calculating, any MVP cost responsibility should be.

On March 28, 2012, Duke Energy Ohio filed a request for rehearing of FERC’s February 27, 2012 order on MISO’s Schedule 39. The Schedule 39 hearing was held in April 2013. A FERC Administrative Law Judge (ALJ) presided over the hearing and issued an initial decision on July 16, 2013. The ALJ ruled that Schedule 39 is consistent with the MVP-related withdrawal obligations in the tariff at the time that Duke Energy Ohio withdrew from MISO and is otherwise just and reasonable. Thus, under the initial decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio will file exceptions to the initial decision, requesting the FERC overturn the ALJ’s decision. After reviewing the initial decision, along with all exceptions and responses to exceptions filed by the parties, the FERC will issue a final decision. Duke Energy Ohio fully intends to appeal to the federal court of appeals if the FERC affirms the ALJ’s decision.

On December 22, 2010, the KPSC issued an order granting approval of Duke Energy Kentucky’s request to effect the RTO realignment, subject to several conditions. The conditions accepted by Duke Energy Kentucky include a commitment to not seek to double-recover in a future rate case the transmission expansion fees that may be charged by the MISO and PJM in the same period or overlapping periods. On January 25, 2011, the KPSC issued an order stating that the order had been satisfied and is now unconditional.

On April 26, 2011, Duke Energy Ohio, Ohio Energy Group, The Office of Ohio Consumers’ Counsel and the Commission Staff filed an Application and a Stipulation with the PUCO regarding Duke Energy Ohio’s recovery via a non-bypassable rider of certain costs related to its proposed RTO realignment. Under the Stipulation, Duke Energy Ohio would recover all MTEP costs, including but not limited to MVP costs, directly or indirectly charged to Duke Energy Ohio retail customers. Duke Energy Ohio would not seek to recover any portion of the MISO exit obligation, PJM integration fees, or internal costs associated with the RTO realignment and the first $121 million of PJM transmission

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

expansion costs from Ohio retail customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO. On May 25, 2011, the Stipulation was approved by the PUCO. An application for rehearing filed by Ohio Partners for Affordable Energy was denied by the PUCO on July 15, 2011.

Upon its exit from MISO on December 31, 2011, Duke Energy Ohio recorded a liability for its MISO exit obligation and share of MTEP costs, excluding MVP, which was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. In addition to these liabilities, Duke Energy Ohio may also be responsible for costs associated with MISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the outcome of this matter, Duke Energy Ohio could incur material costs associated with MVP projects, which are not reasonably estimable at this time.

Duke Energy Ohio cannot predict the outcome of these proceedings.

The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO.

(in millions)	Balance at December 31, 2012	Provision / Adjustments	Cash Reductions	Balance at June 30, 2013(a)
Duke Energy Ohio	$97	$2	$(2)	$97

(a)	As of June 30, 2013, $70 million is recorded as a Regulatory asset on Duke Energy Ohio's Condensed Consolidated Balance Sheets.

Duke Energy Indiana

Edwardsport IGCC Plant

On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana with a cost estimate of $1.985 billion assuming timely recovery of financing costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc. (Sierra Club), Save the Valley, Inc. (Save the Valley), and Valley Watch, Inc. (Valley Watch), all intervenors in the CPCN proceeding (collectively, the Joint Intervenors), have appealed the air permit.

Duke Energy Indiana experienced design modifications, quantity increases and scope growth above what was anticipated from the preliminary engineering design, which increased capital costs for the project. In January 2009, a new cost estimate was approved by the IURC for $2.35 billion (including $125 million of AFUDC). In April 2010, Duke Energy Indiana filed a revised cost estimate for the IGCC project requesting approval of the revised cost estimate of $2.88 billion (including $160 million of AFUDC). In June 2011, Duke Energy Indiana updated its cost forecast to $2.82 billion (excluding AFUDC). In October 2011, Duke Energy Indiana revised its project cost estimate to $2.98 billion (excluding AFUDC). In October 2012, Duke Energy Indiana further revised its projected cost estimate to $3.15 billion (excluding AFUDC).

On December 27, 2012, the IURC approved a settlement agreement finalized in April 2012, between Duke Energy Indiana, the Office of Utility Consumer Counselor (OUCC), the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana, on the cost increase for the construction of the project including subdockets before the IURC related to the project. This settlement agreement resolved all then pending regulatory issues related to the project. The settlement agreement, as approved, caps costs to be reflected in customer rates at $2.595 billion, including estimated AFUDC through June 30, 2012. Duke Energy Indiana is allowed to recover AFUDC after June 30, 2012, until customer rates are revised, with such recovery decreasing to 85 percent on AFUDC accrued after November 30, 2012. Duke Energy Indiana also agreed not to request a retail electric base rate increase prior to March 2013, with rates in effect no earlier than April 1, 2014.

The IURC modified the settlement agreement as previously agreed to by the parties to (i) require Duke Energy Indiana to credit customers for cost control incentive payments which the IURC found to be unwarranted as a result of delays that arose from project cost overruns and (ii) provide that if Duke Energy Indiana should recover more than the project costs absorbed by Duke Energy’s shareholders through litigation, any surplus must be returned to the Duke Energy Indiana’s ratepayers. On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company and Bechtel Corporation in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana is seeking damages of not less than $560 million. Duke Energy Indiana cannot predict the outcome of this matter.

Over the course of construction of the project, Duke Energy Indiana recorded pre-tax charges of approximately $897 million, related to the Edwardsport project including the settlement agreement discussed above. Of this amount, pre-tax impairment and other charges of $420 million were recorded during the six months ended June 30, 2012. These charges were recorded in Impairment charges and Operations, maintenance and other on Duke Energy’s Condensed Consolidated Statements of Operations and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income.

The Joint Intervenors have appealed the IURC order approving the April 2012 settlement agreement and other related regulatory orders to the Indiana Court of Appeals. The Appellants’ brief is due September 9, 2013, and a final decision is anticipated mid-2014.

The project was placed in commercial operation in June 2013.

The costs for the Edwardsport IGCC plant are recovered from retail electric customers via a tracking mechanism, the IGCC Rider. Duke Energy Indiana files information related to the IGCC Rider every six months. The tenth semi-annual IGCC rider proceeding is currently pending, and testimony was filed for the eleventh semi-annual IGCC rider proceeding in July 2013. In both proceedings, Duke Energy Indiana has requested recovery associated with the capped construction costs of the project and forecasted operating expenses for the period the plant is in service.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Phase 2 Environmental Compliance Proceeding

On April 10, 2013, the IURC approved Duke Energy Indiana’s filed plan for the addition of certain environmental pollution control projects on several of its coal-fired generating units in order to comply with existing and proposed environmental rules and regulations. The expenditures approved in the plan will be presented for recovery in Duke Energy Indiana’s semi-annual environmental cost recovery rider. The plan calls for a combination of selective catalytic reduction systems, dry sorbent injection systems for SO3 mitigation, activated carbon injection systems and/or mercury re-emission chemical injection systems. The capital costs are estimated at $395 million (excluding AFUDC). Duke Energy Indiana also indicated that it preliminarily anticipates the retirement of Wabash River Units 2 through 5 in 2015 and is still evaluating future equipment additions or retirement of Wabash River Unit 6.

OTHER REGULATORY MATTERS

Progress Energy Merger FERC Mitigation

On June 8, 2012, the FERC conditionally approved the merger with Progress Energy, including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff (OATT). The revised market power mitigation plan provides for the acceleration of one transmission project and the construction of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the construction of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation is expected to increase power imported into the Duke Energy Carolinas and Duke Energy Progress service areas and enhance competitive power supply options in the service areas. The construction of these projects will occur over the next two to three years.

On June 25, 2012, Duke Energy and Progress Energy accepted the conditions imposed by the FERC.

On July 10, 2012, certain intervenors requested a rehearing seeking to overturn the June 8, 2012 order by the FERC. On August 8, 2012, FERC granted rehearing for further consideration.

Following the closing of the merger, Duke Energy’s outside counsel reviewed Duke Energy’s mitigation plan and discovered a technical error in the calculations. Duke Energy reported the error to the appropriate regulatory bodies and is working to determine whether additional mitigation measures are necessary. Duke Energy cannot predict the outcome of this matter.

Planned and Potential Coal Plant Retirements

The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10-20 years), and options being considered to meet those needs. The IRP’s filed by the Subsidiary Registrants in 2013, 2012 and 2011 included planning assumptions to potentially retire by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Florida, Indiana and Ohio that do not have the requisite emission control equipment, primarily to meet Environmental Protection Agency (EPA) regulations that are not yet effective.

The table below contains the net carrying value of generating facilities planned for early retirement or being evaluated for potential retirement included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets. In addition to the amounts presented below, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana have $73 million, $190 million and $59 million, respectively, of net carrying value related to previously retired coal generation facilities included in Regulatory assets on their Condensed Consolidated Balance Sheets.

	June 30, 2013
	Duke Energy	Duke Energy Carolinas	(b)	Progress Energy	Duke Energy Progress	(c)(e)	Duke Energy Florida	(d)	Duke Energy Ohio	(f)	Duke Energy Indiana	(g)
Capacity (in MW)	3,244	200		1,448	575		873		928		668
Remaining net book value (in millions)(a)	$326	$15		$173	$61		$112		$11		$127

(a)	Included in Property, plant and equipment, net as of June 30, 2013, on the Condensed Consolidated Balance Sheets, unless otherwise noted.
(b)	Includes Lee Units 1 and 2. Excludes 170 MW Lee Unit 3 that is expected to be converted to gas in 2014.
(c)	Includes Sutton Station, which is expected to be retired by the end of 2013.
(d)	Includes Crystal River Units 1 and 2.
(e)	Remaining net book value of Duke Energy Progress' Sutton Station is included in Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets at June 30, 2013.
(f)	Includes Beckjord Station Units 2 through 6 and Miami Fort Unit 6. Beckjord has no remaining book value.
(g)	Includes Wabash River Units 2 through 6. Wabash River Unit 6 is being evaluated for potential conversion to gas.

Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired. However, such recovery, including recovery of carrying costs on remaining book values, could be subject to future regulatory approvals and therefore cannot be assured.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Subsidiary Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants.

The following environmental matters impact all of the Duke Energy Registrants.

Remediation Activities

The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. In some cases, the Duke Energy Registrants no longer own the property. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed as part of business or affiliate operations. The Duke Energy Registrants continually assess the nature and extent of known or potential environmentally related contingencies and record liabilities when losses become probable and are reasonably estimable. The Duke Energy Registrants have accrued costs associated with remediation activities at some of their current and former sites for the stages of investigation, remediation and monitoring that can be reasonably estimated, as well as other relevant environmental contingent liabilities. At this time, the Duke Energy Registrants cannot estimate the total costs that may be incurred in connection with the remediation of all stages of all sites because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives, and/or regulatory decisions have not yet been determined. It is anticipated that additional costs, which could be material, associated with remediation activities at certain sites will be incurred in the future. Costs associated with remediation activities within the Duke Energy Registrants’ operations are typically expensed as operation, maintenance and other expense unless regulatory recovery of the costs is deemed probable.

The following table contains information regarding reserves for probable and estimable costs related to the Duke Energy Registrants’ various environmental sites. These amounts are recorded in Other within Deferred Credits and Other Liabilities on the Duke Energy Registrants’ Condensed Consolidated Balance Sheets.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2011	$61	$12	$23	$11	$12	$28	$9
Provisions / adjustments	7	1	17	4	13	4	1
Cash reductions	(14)	―	(6)	(1)	(5)	(10)	(1)
Balance at June 30, 2012	$54	$13	$34	$14	$20	$22	$9

Balance at December 31, 2012	$75	$12	$33	$14	$19	$15	$8
Provisions / adjustments	4	―	4	1	3	(1)	1
Cash reductions	(12)	―	(3)	(1)	(2)	(6)	(2)
Balance at June 30, 2013	$67	$12	$34	$14	$20	$8	$7

Duke Energy Ohio has received an order from the PUCO to defer the costs incurred for probable and estimable costs related to environmental sites. Recovery of those costs is being sought in Duke Energy Ohio’s natural gas distribution rate case as discussed in Note 4.

The additional losses in excess of recorded reserves that the Duke Energy Registrants’ could incur for the stages of investigation, remediation and monitoring for their environmental sites that can be reasonably estimated at this time are presented in the table below.

(in millions)
Duke Energy	$57
Duke Energy Carolinas	29
Progress Energy	6
Duke Energy Progress	3
Duke Energy Florida	3
Duke Energy Ohio	17
Duke Energy Indiana	5

Clean Water Act 316(b)

The EPA published its proposed cooling water intake structures rule on April 20, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

approach proposed, most, if not all of the coal, natural gas and nuclear-fueled steam electric generating facilities which the Duke Energy Registrants are either a whole or partial owner are likely affected sources unless retired prior to implementation of the 316(b) requirements.

In June 2013, the EPA extended the deadline for issuance of the final 316(b) rule to November 2013. If the rule is finalized as proposed, initial submittals, station details or study plans would be due in the summer of 2014. If required, modifications to the intakes could be required as early as mid- to-late 2016. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to predict the outcome of the rulemaking.

Cross-State Air Pollution Rule (CSAPR)

On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual sulfur dioxide (SO2) budgets and annual seasonal nitrogen oxide (NOx) budgets that were to take effect on January 1, 2012.

Numerous parties challenged the rule. On August 21, 2012, the D.C. Circuit vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR) that the Duke Energy Registrants have been complying with since 2009, pending completion of a remand rulemaking to replace CSAPR with a valid rule. The CAIR requires additional reductions in SO2 and NOx emissions beginning in 2015. The EPA petitioned for rehearing by the D.C. Circuit, which was denied. On June 24, 2013, the U.S. Supreme Court (Supreme Court) issued an order granting the EPA’s petitions for a writ of certiorari. Oral arguments on the merits of the case will occur on a date to be scheduled by the Supreme Court after briefing is completed on October 31, 2013. The Supreme Court is likely to issue its decision on the merits by mid-2014.

The Duke Energy Registrants cannot predict the outcome of the proceedings. The continued implementation of the CAIR pending the outcome of the rehearing process will not result in the Duke Energy Registrants adding new emission controls.

Coal Combustion Residuals (CCR)

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the coal combustion byproducts associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications either would be regulated as hazardous waste or would continue to be regulated as non-hazardous waste.

The EPA has stated that it may be 2014 before it finalizes the regulation. The Duke Energy Registrants cannot predict the outcome of this rulemaking, but the impact could be significant.

Steam Electric Effluent Limitation Guidelines

On June 7, 2013, the proposed Steam Electric Effluent Limitations Guidelines (ELGs) were published in the Federal Register with comments due by September 20, 2013, following a 45-day extension. The EPA is under a court order to complete a final rule by May 22, 2014. The EPA has proposed eight different options for the rule, which vary in stringency and cost. The proposal would regulate seven waste streams, including wastewater from air pollution control equipment and ash transport water. The proposed ELG rule is applicable to all steam electric generating units, including most, if not all of the coal, natural gas and nuclear-fueled generating facilities in which the Duke Energy Registrants have an ownership interest. Compliance is proposed as soon as possible after July 1, 2017, but may extend until July 1, 2022. Duke Energy is still evaluating the proposal. Given the number of options and the long compliance term, Duke Energy is unable to determine the ultimate impact of the final rule, but the impact could be significant.

Greenhouse Gas New Source Performance Standards (NSPS)

On April 13, 2012, the EPA published in the Federal Register its proposed rule to establish first-time carbon dioxide (CO2) emissions standards for pulverized coal, IGCC, and natural gas combined cycle electric generating units that are permitted and constructed in the future. The proposal was never finalized. On June 25, 2013, the President of the United States issued a memorandum directing the EPA to issue a new proposal by September 20, 2013, and to issue a final rule in a timely fashion after considering all public comments, as appropriate.

The Presidential memorandum also directs the EPA to propose CO2 emissions guidelines for existing fossil-fueled electric generating units by June 1, 2014 and finalize the guidelines to develop their own regulations for implementing the guidelines. The memorandum directed the EPA to require the states submit their implementation regulations to EPA for approval by June 30, 2016.

Management cannot predict the outcome or the potential impact of these to-be-developed regulations.

Mercury and Air Toxics Standards (MATS)

The final Mercury and Air Toxics Standards rule, previously referred to as the Utility MACT Rule, was published in the Federal Register on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with the emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants continue to develop and implement strategies for complying with the rule’s requirements. Strategies to achieve compliance with the final MATS rules will include installing new air emission control equipment, developing monitoring processes, fuel switching and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4 regarding potential plant retirements.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Numerous petitions for review of the final MATS rule have been filed with the D.C. Circuit. Briefing in the case has been completed. Oral arguments have not been scheduled. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect the MATS requirements as they apply to the Duke Energy Registrants.

Refer to the table below for a summary of the estimated cost to comply with the MATS regulations.

Estimated Cost and Impacts of EPA Rulemakings

While the ultimate compliance requirements for the Duke Energy Registrants for the MATS, Clean Water Act 316(b), CCRs and ELGs will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate that the cost of new control equipment that may need to be installed on existing power plants to comply with EPA regulations could total $5 billion to $6 billion, excluding AFUDC, over the next 10 years. This range includes estimated costs for new control equipment necessary to comply with the MATS rule, which is the only rule that has been finalized, as shown in the table below.

(in millions)	Range
Duke Energy	$650	-	800
Duke Energy Carolinas	65	-	85
Progress Energy	7	-	30
Duke Energy Progress	5	-	10
Duke Energy Florida	2	-	20
Duke Energy Ohio	40	-	85
Duke Energy Indiana	540	-	600

The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with these EPA regulations, and also expect to incur costs for replacement generation for potential coal-fired power plant retirements. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations. The Duke Energy Registrants intend to seek regulatory recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

LITIGATION

Duke Energy

Progress Energy Merger Shareholder Litigation

On July 20, 2012, Duke Energy was served with a shareholder Derivative Complaint filed in the Delaware Chancery Court (Rupp v. Rogers, et al.). The lawsuit names as defendants James E. Rogers and the ten other members of the Duke Energy board of directors who were also members of the pre-merger Duke Energy board of directors (Legacy Duke Energy Directors). Duke Energy is named as a nominal defendant. Raul v. Rogers, also filed in Delaware Chancery Court was consolidated with the Rupp case on September 24, 2012. Two shareholders filed derivative cases against James E. Rogers and the Legacy Duke Energy Directors. The Gerber v Rogers, et al. lawsuit was filed on December 5, 2012, and the Reilly v. Rogers, et al. lawsuit was filed on January 8, 2013. Each of the lawsuits alleges claims for breach of fiduciary duties of loyalty and care by the defendants in connection with the post-merger change in CEO. At a hearing on July 29, 2013, the Chancellor appointed a lead plaintiff and lead counsel for plaintiffs.

On August 3, 2012, Duke Energy was served with a shareholder Derivative Complaint, which has been transferred to the North Carolina Business Court (Krieger v. Johnson, et al.). The lawsuit names as defendants, William D. Johnson, James E. Rogers and the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson. A hearing on the defendants’ motion to dismiss was held on January 22, 2013. A decision on the motion made by Mr. Rogers and the Legacy Duke Energy Directors remains pending.

Duke Energy has been served with two shareholder Derivative Complaints, filed in federal district court in Delaware. The plaintiffs in Tansey v. Rogers, et al., served on August 17, 2012, and Pinchuck v. Rogers, et al., served on October 31, 2012, allege claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act against the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. On May 17, 2013, the judge granted defendants' motion to stay the litigation until a decision is rendered on the motion to dismiss in the Nieman v. Duke Energy Corporation, et al. case in North Carolina. By order dated May 31, 2013, the court consolidated these two actions and appointed co-lead and liaison counsel for plaintiffs.

Duke Energy was also served in July 2012 with three purported securities class action lawsuits. These three cases (Craig v. Duke Energy Corporation, et al.; Nieman v. Duke Energy Corporation, et al.; and Sunner v. Duke Energy Corporation, et al.), have been consolidated in the United States District Court for the Western District of North Carolina. The plaintiff filed a Corrected Consolidated Complaint on January 28, 2013, alleging federal Securities Act and Exchange Act claims based on allegedly materially false and misleading representations and omissions made in the Registration Statement filed on July 7, 2011, and subsequently incorporated into other documents, all in connection with the post-merger change in CEO. The Corrected Consolidated Complaint names as defendants the Legacy Duke Energy Directors and certain officers of the company. The claims are purportedly brought on behalf of a class of all persons who purchased or otherwise acquired Duke Energy securities between June 11, 2012 and July 9, 2012. The Defendant’s motion to dismiss the Consolidated Complaint was filed April 2, 2013. On July 26, 2013, the magistrate judge appointed in the case issued his recommendation that Defendants’ motion to dismiss be denied. The Defendants plan to file objections to the recommendation with the District Court, which will make a final decision.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits. Additional lawsuits may be filed.

Alaskan Global Warming Lawsuit

On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. The plaintiffs in the case have requested damages in the range of $95 million to $400 million related to the cost of relocating the Village of Kivalina. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants’ motion to dismiss. The plaintiffs filed a notice of appeal and the U.S. Court of Appeals for the Ninth Circuit held argument in the case on November 28, 2011. On September 21, 2012, the Court of Appeals ruled that the case could not proceed, affirming the District Court’s motion to dismiss. The Plaintiffs have filed a motion for rehearing en banc by the Court of Appeals, which was denied on November 27, 2012. The Plaintiffs’ Petition for Certiorari to the Supreme Court was denied, ending the case.

Price Reporting Cases

A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada.

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

In November 2009, the judge granted defendants’ motion for reconsideration of the denial of defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. A hearing on that motion occurred on July 15, 2011, and on July 19, 2011, the judge granted the motion for summary judgment. The Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals), which held argument on October 19, 2012.

On April 10, 2013, the Ninth Circuit Court of Appeals reversed the lower Court’s decision, and returned the case to the same Court for further proceedings.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.

Crescent Resources Litigation

On September 3, 2010, the Crescent Resources (Crescent) Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The case was subsequently transferred to the United States District Court in Austin, Texas. The Crescent Resources Litigation Trust was established in May 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings. The complaint alleges that in 2006 the defendants caused Crescent to borrow approximately $1.2 billion and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the loan proceeds of $1.2 billion as well as Crescent's interest of $252 million and fee payments to the creditor banks of $15 million are subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The Plaintiff requests return of the loan proceeds, the payments to the creditor banks and accrued interest from the time of the transfers, as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. The Defendants filed motions to dismiss which were denied. Defendants also filed a (i) motion for partial summary judgment seeking to dismiss Plaintiff's claims for return of interest and fees paid by Crescent to the creditor banks, and (ii) motion to strike Plaintiff's jury demand. The motion to strike the Plaintiff's jury demand was denied. The motion for partial summary judgment was initially denied without prejudice, but later refiled as a motion to dismiss and granted in part with respect to the interest payments and denied with respect to the fee payments.

A mediation, held August 21-22, 2012, was unsuccessful. On January 15, 2013, pursuant to court order, the Plaintiffs tendered a written settlement offer demanding $800 million for a global settlement with all defendants, and alternatively, offering to settle with individually-named defendants for approximately $350 million. Duke Energy and its affiliated defendants tendered a partial settlement offer of $50 million in August 2013. This amount was recorded as Operation, maintenance and other in Duke Energy’s Condensed Consolidated Statements of Operations during the second quarter of 2013. The parties are currently engaged in written discovery and depositions of both fact and expert witnesses. Trial has been set to commence in January 2014.

It is not possible to estimate the maximum exposure to loss that may occur in connection with this lawsuit. The ultimate resolution of this matter could have a material effect on the results of operations, cash flows or financial position of Duke Energy.

Brazil Expansion Lawsuit

On August 9, 2011, the State of São Paulo filed a lawsuit in Brazilian state court against Duke Energy International Geracao Paranapenema S.A. (DEIGP) based upon a claim that DEIGP is under a continuing obligation to expand installed generation capacity in the State of São

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position that the 15 percent expansion obligation is no longer viable given the changes that have occurred in the electric energy sector since privatization of that sector. After filing various objections, defenses and appeals regarding the referenced order, DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved its objections regarding enforceability. The parties will in due course present evidence to the court regarding their respective positions. No trial date has been set. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that it might incur in connection with this matter.

Duke Energy Carolinas

New Source Review (NSR)

In 1999-2000, the U.S. Department of Justice (DOJ), acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the CAA. Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. The parties have filed a stipulation in which the United States and Plaintiff-Intervenors have dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties have filed motions for summary judgment on the remaining claims. No trial date has been set.

It is not possible to estimate the damages, if any, that might be incurred in connection with the unresolved matters related to Duke Energy Carolinas discussed above. Ultimate resolution of these matters could have a material effect on the results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory treatment will be pursued for any costs incurred in connection with such resolution.

Asbestos-related Injuries and Damages Claims

Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2013, there were 131 asserted claims for non-malignant cases with the cumulative relief sought of up to $32 million, and 37 asserted claims for malignant cases with the cumulative relief sought of up to $10 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves on Duke Energy Carolinas Condensed Consolidated Balance Sheets totaled $732 million and $751 million as of June 30, 2013 and December 31, 2012, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change the estimated liability, as could any substantial or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside its control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $935 million in excess of the self-insured retention. Insurance recoveries of $781 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both June 30, 2013 and December 31, 2012, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Progress Energy

Synthetic Fuels Matters

In October 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of its subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000 (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); Earthco synthetic fuels facilities (Earthco); certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy) and certain of its affiliates (collectively, the Progress Affiliates). In a case filed in the Circuit Court for Broward County, Florida, in March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (i) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (ii) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the 2007 expiration of the Internal Revenue Code Section 29 tax credit program, all of Progress Energy’s synthetic fuels businesses were abandoned and the synthetic fuels businesses were reclassified as discontinued operations.

In November 2009, the court ruled in favor of Global. In December 2009, Progress Energy appealed the Broward County judgment to the Florida Fourth District Court of Appeals. Also, in December 2009, Progress Energy made a $154 million payment, which represented payment of the total judgment, including prejudgment interest, and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. Progress Energy continued to accrue interest related to this judgment.

On October 3, 2012, the Florida Fourth District Court of Appeals reversed the lower court ruling and directed a verdict on damages under a separate Commission and Services Agreement, which was modified by the court’s December 12, 2012 ruling on Global’s motion for reconsideration. The court held that Global was entitled to approximately $90 million of the amount paid into the registry of the court. Progress Energy was entitled to a refund of the remainder of the funds. Progress Energy received and recorded a $63 million pre-tax gain for the refund in December 2012. The gain was recorded in Income from Discontinued Operations, net of tax in the Consolidated Statements of Operations.

The case was remanded to the trial court to determine whether specific performance is an appropriate remedy for the claims under the Asset Purchase Agreement. After a hearing on April 19, 2013, the Court denied Global’s motion for specific performance in light of the parties’ agreement to proceed with the amendment of their respective pleadings. On May 9, 2013, Global filed a Seventh Amended Complaint asserting a single count for breach of the Asset Purchase Agreement and seeking specific performance. A trial is scheduled to commence in January 2014.

In a second suit filed in the Superior Court for Wake County, N.C., Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Affiliates seek declaratory relief consistent with their interpretation of the Asset Purchase Agreement. In August 2003, the Wake County Superior Court stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. Based upon the verdict in the Florida Global Case, Progress Energy anticipates dismissal of the North Carolina Global Case.

Duke Energy Progress and Duke Energy Florida

Spent Nuclear Fuel Matters

The Nuclear Waste Policy Act of 1982 (as amended) (NWPA) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The U.S. Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. Pursuant to the NWPA, Duke Energy Progress and Duke Energy Florida entered into contracts with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same Standard Contract for Disposal of Spent Nuclear Fuel. The DOE failed to begin taking spent nuclear fuel by January 31, 1998.

On December 12, 2011, Duke Energy Progress and Duke Energy Florida filed a complaint in the U.S. Court of Federal Claims against the United States, claiming that the DOE breached the standard contract and asserting damages incurred from January 1, 2006 through December 31, 2010. Claims for all periods prior to 2006 have been resolved. Duke Energy Progress and Duke Energy Florida assert damages of $84 million and $21 million, respectively, for the period January 1, 2006 through December 31, 2010. Trial has been set to begin September 23, 2013. Duke Energy Progress and Duke Energy Florida may file subsequent damage claims as they incur additional costs. Duke Energy Progress and Duke Energy Florida cannot predict the outcome of this matter.

Duke Energy Ohio

Antitrust Lawsuit

In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending Rate Stabilization Plan (RSP), which was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit, which heard argument on that appeal on January 11, 2012. On June 4, 2012, the Sixth Circuit Court of Appeals reversed the district court’s decision and remanded the matter on all claims for trial on the merits and on July 25, 2012, the Court denied Duke Energy Ohio’s petition for an en banc review of the case. On October 15, 2012, Duke Energy filed a petition for certiorari to the United States Supreme Court, which was denied on January 14, 2013. Mediations held in December 2012 and March 2013

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

were unsuccessful. The plaintiffs’ last mediation demand was for $99 million. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, which may be incurred in connection with this lawsuit.

Asbestos-related Injuries and Damages Claims

Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material effect on its results of operations, cash flows or financial position.

The Duke Energy Registrants expense legal costs related to the defense of loss contingencies as incurred.

The Duke Energy Registrants have exposure to certain legal matters that are described herein. The Duke Energy Registrants have recorded reserves for these proceedings and exposures as presented in the table below. These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. The amount for Duke Energy includes the reserve related to the Crescent Resources Litigation, which is discussed above. The estimated reasonably possible range of loss for all other non-asbestos related matters in excess of the recorded reserves is not material. Duke Energy Carolinas has insurance coverage for certain of these losses incurred as presented in the table below.

(in millions)	June 30, 2013	December 31, 2012
Reserves for Legal and Other Matters(a)
Duke Energy(b)	$871	$846
Duke Energy Carolinas(b)	732	751
Progress Energy	73	79
Duke Energy Progress	10	12
Duke Energy Florida(c)	42	47
Duke Energy Indiana	8	8
Probable Insurance Recoveries(d)
Duke Energy(e)	$781	$781
Duke Energy Carolinas(e)	781	781

(a)	Reserves are classified in the respective Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities.
(b)	Includes reserves for asbestos-related injuries and damages claims.
(c)	Includes workers' compensation claims.
(d)	Insurance recoveries are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables.
(e)	Relates to recoveries associated with aforementioned asbestos-related injuries and damages claims.

OTHER COMMITMENTS AND CONTINGENCIES

General

As part of its normal business, the Duke Energy Registrants are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the respective Condensed Consolidated Balance Sheets. The possibility of any of the Duke Energy Registrants having to honor their contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.

In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on the respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the Normal purchase/normal sale (NPNS) exception does not apply. In most cases, the Duke Energy Registrants purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

6. DEBT AND CREDIT FACILITIES

SUMMARY OF SIGNIFICANT DEBT ISSUANCES

The following table summarizes the Duke Energy Registrants’ significant debt issuances since December 31, 2012 (in millions).

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress		Duke Energy Indiana		Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$	―	$	―	$500
June 2013(b)	June 2018	2.100%	500		―		―	500
Secured Debt
February 2013(c)(d)	December 2030	2.043%	―		―		―	203
February 2013(c)	June 2037	4.740%	―		―		―	220
April 2013(e)	April 2026	5.456%	―		―		―	230
First Mortgage Bonds
March 2013(f)	March 2043	4.100%	―		500		―	500
June 2013(g)	June 2041	4.000%	―		48		―	48
July 2013(h)	July 2043	4.900%	―		―		350	350
July 2013(h)(i)	July 2016	0.619%	―		―		150	150
Total issuances			$1,000		$548		$500	$2,701

(a)

Callable after January 2018 at par. Proceeds from the issuance were used to redeem the $300 million 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS). The securities were redeemed at par plus accrued and unpaid distributions, payable upon presentation on the redemption date. The remaining net proceeds were used to repay a portion of outstanding commercial paper and for general corporate purposes. See Note 11 for additional information about the QUIPS.

(b)

Proceeds from the issuance were used to repay at maturity the $250 million 5.65% senior notes due June 15, 2013. The remaining net proceeds were used for general corporate purposes, including the repayment of outstanding commercial paper.

(c)

Represents the conversion of construction loans related to a renewable energy project issued in December 2012 to term loans. No cash proceeds were received in conjunction with the conversion. The term loans have varying maturity dates. The maturity date presented represents the latest date for all components of the respective loans.

(d)		The debt is floating rate. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 95 percent of the loans.
(e)

Represents primarily the conversion of a $190 million bridge loan issued in conjunction with the acquisition of Ibener in December 2012. Duke Energy received incremental proceeds of $40 million upon conversion of the bridge loan. The debt is floating rate and is denominated in U.S. dollars. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 75 percent of the loan.

(f)		Proceeds from the issuance were used to repay notes payable to affiliated companies as well as for general corporate purposes.
(g)		Callable after June 2023 at par. Proceeds from the issuance were used to redeem the $48 million 5.375% First Mortgage Bonds due February 2017, which were called for redemption on June 7, 2013.
(h)		Proceeds from the issuances will be used to repay the $400 million, 5.00% unsecured debt due September 15, 2013.
(i)		The debt is floating rate based on 3-month LIBOR and a fixed credit spread of 35 basis points.

CURRENT MATURITIES OF LONG-TERM DEBT

The following table shows the significant components of Current maturities of long-term debt on the Duke Energy Registrants’ respective Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with proceeds from additional borrowings, unless otherwise noted.

(in millions)	Maturity Date	Interest Rate	June 30, 2013
Unsecured Debt
Duke Energy (Parent)	February 2014	6.300%	$750
Progress Energy (Parent)	March 2014	6.050%	300
First Mortgage Bonds
Duke Energy Progress	September 2013	5.125%	400
Duke Energy Carolinas	November 2013	5.750%	400
Other			373
Current maturities of long-term debt			$2,223

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

AVAILABLE CREDIT FACILITIES

Duke Energy has a five-year master credit facility. The credit facility has a capacity of $6 billion through November 2016 and $5.63 billion through November 2017.  The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of June 30, 2013. The amount available under the master credit facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Borrowing sublimits for the Subsidiary Registrants are also reduced for certain amounts outstanding under the money pool arrangement.

	June 30, 2013
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility size(a)	$1,750	$1,250	$750	$750	$750	$750	$6,000
Reduction to backstop issuances
Notes payable and commercial paper(b)	(230)	(300)	(197)	(8)	(445)	(150)	(1,330)
Outstanding letters of credit	(58)	(7)	(2)	(1)	―	―	(68)
Tax-exempt bonds	―	(75)	―	―	(84)	(81)	(240)
Available capacity	$1,462	$868	$551	$741	$221	$519	$4,362

(a)	Represents the sublimit of each borrower at June 30, 2013. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

7. GOODWILL

GOODWILL

The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.

Duke Energy

(in millions)	USFE&G	Commercial Power	International Energy	Total
Balance at December 31, 2012
Goodwill	$15,950	$933	$353	$17,236
Accumulated impairment charges	―	(871)	―	(871)
Balance at December 31, 2012, as adjusted for accumulated impairment charges	15,950	62	353	16,365
Acquisitions (a)	2	2	(5)	(1)
Foreign exchange and other changes	(2)	―	(17)	(19)
Balance at June 30, 2013
Goodwill	15,950	935	331	17,216
Accumulated impairment charges	―	(871)	―	(871)
Balance at June 30, 2013, as adjusted for accumulated impairment charges	$15,950	$64	$331	$16,345

(a)

Amounts represent purchase price adjustments related to the Progress Energy merger at USFE&G, a minor renewables acquisition at Commercial Power and the Ibener acquisition at International Energy. See Note 2 for further information on purchase price adjustments related to the Progress Energy Merger.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Duke Energy Ohio

(in millions)	Franchised Electric & Gas	Commercial Power		Total
Balance at December 31, 2012
Goodwill	$1,137		$1,188	$2,325
Accumulated impairment charges	(216)		(1,188)	(1,404)
Balance at December 31, 2012, as adjusted for accumulated impairment charges	921		―	921
Foreign exchange and other changes	(1)		―	(1)
Balance at June 30, 2013
Goodwill	1,136		1,188	2,324
Accumulated impairment charges	(216)		(1,188)	(1,404)
Balance at June 30, 2013, as adjusted for accumulated impairment charges	$920	$	―	$920

Progress Energy

Progress Energy had Goodwill of $3,655 million within the Franchised Electric operating segment as of June 30, 2013 and December 31, 2012, for which there were no accumulated impairment charges.

8. RISK MANAGEMENT, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Duke Energy Registrants closely monitor the risks associated with commodity price and interest rates changes on their operations and, where appropriate, use various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as hedges or have not been designated as hedges (hereinafter referred to as undesignated contracts). The Duke Energy Registrants’ primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to changes in the prices of electricity and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with the Duke Energy Registrants’ variable-rate and fixed-rate borrowings. Additionally, Duke Energy Carolinas’, Duke Energy Progress’ and Duke Energy Florida’s nuclear decommissioning trust fund (NDTF) investment holdings may include certain derivative instruments, such as interest rate swaps and credit default swaps, as part of its overall investment strategy. As further discussed in Note 9 the NDTF’s are managed by third party investment managers who have the discretion to make investment decisions within risk management guidelines determined by management of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. The fair value of these derivative instruments are included within Nuclear decommissioning trust funds on the Condensed Consolidated Balance Sheets and are not material to the investment balance at June 30, 2013 and December 31, 2012.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, the Duke Energy Registrants may elect to designate such derivatives as either cash flow hedges or fair value hedges. The Duke Energy Registrants offset fair value amounts recognized on the Condensed Consolidated Balance Sheets related to derivative instruments executed with the same counterparty under the same master netting agreement.

Within the Duke Energy Registrants’ regulated businesses, for derivatives that would otherwise be designated as cash flow hedges, gains and losses are reflected as a regulatory liability or asset instead of as a component of AOCI. For derivatives that would otherwise be designated as fair value hedges or left undesignated, gains and losses associated with the change in fair value of these derivative contracts are reflected as a regulatory liability or asset. As a result changes in fair value of these derivatives have no immediate earnings impact.

Within the Duke Energy Registrants’ unregulated businesses, for derivative instruments that qualify for hedge accounting and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as a fair value hedge, the gain or loss on the derivative as well as the fully or partially offsetting loss or gain on the hedged item are recognized in earnings in the current period. The Duke Energy Registrants include the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Condensed Consolidated Statements of Operations. Additionally, the Duke Energy Registrants enter into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. The changes in fair value of these undesignated derivative instruments are reflected in current earnings.

COMMODITY PRICE RISK

The Duke Energy Registrants are exposed to the impact of market changes in future prices of electricity (energy, capacity and financial transmission rights), coal and natural gas as a result of their energy operations such as electricity generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electricity generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity sold in wholesale markets, the cost of capacity and electricity purchased for resale in wholesale markets and the cost of emission allowances primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Commodity Fair Value Hedges

At June 30, 2013, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges

At June 30, 2013, open commodity derivative instruments that were designated as cash flow hedges were not material.

Undesignated Contracts

The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. These contracts expire as late as 2017.

Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. As these undesignated contracts expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of these contracts.

Duke Energy Carolinas and Duke Energy Progress use derivative contracts primarily as economic hedges to manage the market risk exposures that arise from electricity generation. Duke Energy Carolinas and Duke Energy Progress have also entered into firm power sale agreements, which are accounted for as derivative instruments, as part of the Interim FERC Mitigation in connection with Duke Energy’s merger with Progress Energy. Duke Energy Carolinas’ undesignated contracts as of June 30, 2013, are primarily associated with forward sales and purchases of power. Duke Energy Progress’ undesignated contracts as of June 30, 2013, are primarily associated with forward purchases of fuel used in electricity generation.

Duke Energy Florida uses derivative contracts primarily as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at June 30, 2013, are primarily associated with forward purchases of fuel used in electricity generation.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at June 30, 2013, are primarily associated with forward sales and purchases of power, coal and gas for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at June 30, 2013, are primarily associated with forward purchases and sales of power, and financial transmission rights.

Volumes

The tables below show information relating to the volume of the Duke Energy Registrants outstanding commodity derivative activity. Amounts disclosed represent the notional volumes of commodity contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section below.

	June 30, 2013
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity-energy (Gigawatt-hours)(a)	67,124	1,634	1,546	1,546	―	64,599	815
Natural gas (millions of decatherms)	543	―	346	129	217	197	―

	December 31, 2012
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity-energy (Gigawatt-hours)(a)	52,104	2,028	1,850	1,850	―	51,215	97
Natural gas (millions of decatherms)	528	―	348	118	230	180	―

(a)	Amounts at Duke Energy Ohio included intercompany positions that were eliminated at Duke Energy.

INTEREST RATE RISK

The Duke Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Interest rate exposure is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, the

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Duke Energy Registrants may enter into financial contracts; primarily interest rate swaps and U.S. Treasury lock agreements. Additionally, in anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of the market interest rates at the time and terminated prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that meets the criteria for regulatory accounting treatment, these contracts may be treated as undesignated and any pretax gain or loss recognized from inception to termination of the hedges would be recorded as a regulatory liability or asset and amortized as a component of interest expense over the life of the debt. In businesses that don’t meet the criteria for regulatory accounting treatment, these derivatives may be designated as hedges whereby any pretax gain or loss recognized from inception to termination of the hedges would be recorded in AOCI and amortized as a component of interest expense over the life of the debt.

Duke Energy has a combination foreign exchange, pay fixed-receive floating interest rate swap to fix the US Dollar equivalent payments on a floating rate Chilean debt issue.

As discussed above, within the Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida NDTFs, certain of the fixed income investment managers have authorization to use interest rate swaps and credit default swaps in their investment strategies to either manage risk or enhance returns. Notional amounts for these contracts were not included in the table below as they were not material to the investment balance at June 30, 2013 and December 31, 2012.

The following tables show the notional amounts for derivatives related to interest rate risk.

	June 30, 2013
(in millions)	Duke Energy	Progress Energy		Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)	$1,140	$	―	$	―	$	―	$	―
Undesignated contracts(b)	585		―		―		27		200
Total notional amount	$1,725	$	―	$	―		$27		$200

	December 31, 2012
(in millions)	Duke Energy	Progress Energy		Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)	$1,047	$	―	$	―	$	―	$	―
Undesignated contracts	290		50		50		27		200
Fair value hedges	250		―		―		250		―
Total notional amount	$1,587		$50		$50		$277		$200

(a)	Duke Energy includes amounts related to non-recourse variable rate long-term debt of VIEs of $592 million and $620 million at June 30, 2013, and at December 31, 2012, respectively.
(b)	In July 2013, $200 million of undesignated interest rate swaps at Duke Energy Indiana were terminated due to a new debt issuance. See Note 6 for more information.

DUKE ENERGY

The following table shows fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts were included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts.

	June 30, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$1	$	―	$2
Deferred credits and other liabilities: other		―	3		―	1
Interest rate contracts
Current assets: other		―	―		2	―
Investments and other assets: other		10	―		7	―
Current Liabilities: Other		―	50		―	81
Deferred credits and other liabilities: other		12	13		―	35
Total Derivatives Designated as Hedging Instruments		22	67		9	119
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		50	2		41	2
Investments and other assets: other		137	93		106	50
Current liabilities: other		156	404		106	407
Deferred credits and other liabilities: other		4	208		2	255
Interest rate contracts
Current liabilities: other		―	37		―	76
Deferred credits and other liabilities: other		―	5		―	8
Total Derivatives Not Designated as Hedging Instruments		347	749		255	798
Total Derivatives		$369	$816		$264	$917

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an Independent System Operator (ISO) such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset in the table, Duke Energy may also have available accounts receivable or accounts payable that are subject to master netting agreements that would offset exposures in the event of bankruptcy.

	June 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$183		$143		$369		$287
Gross amounts offset	(157)		(99)		(177)		(118)
Net amount subject to master netting	26		44		192		169
Amounts not subject to master netting	22		21		123		37
Net amounts recognized on the Condensed Consolidated Balance Sheet	$48	(a)	$65	(b)	$315	(c)	$206	(d)

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$127		$96		$402		$295
Gross amounts offset	(114)		(54)		(151)		(90)
Net amounts subject to master netting	13		42		251		205
Amounts not subject to master netting	22		19		166		54
Net amounts recognized on the Condensed Consolidated Balance Sheet	$35	(a)	$61	(b)	$417	(c)	$259	(d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The amounts of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations line items in which such gains and losses were included when reclassified from AOCI were as follows.

	Three Months Ended June 30,
(in millions)	2013		2012
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts		$58	$(44)
Commodity contracts		―	―
Total Pretax Gains (Losses) Recorded in AOCI		$58	$(44)
Location of Pretax Losses Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense	$	―	$(1)
Total Pretax Losses Reclassified from AOCI into Earnings	$	―	$(1)

	Six Months Ended June 30,
(in millions)	2013		2012
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts		$71	$(26)
Commodity contracts		1	―
Total Pretax Gains (Losses) Recorded in AOCI		$72	$(26)
Location of Pretax Losses Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense		$(1)	$(2)
Total Pretax Losses Reclassified from AOCI into Earnings		$(1)	$(2)

(a)			Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

There was no hedge ineffectiveness during the three and six months ended June 30, 2013 and 2012, and no gains or losses were excluded from the assessment of hedge effectiveness during the same periods.

At June 30, 2013, and 2012, $70 million and $129 million, respectively, of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI and a $6 million pretax gain is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The amounts of pretax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended June 30,
(in millions)	2013		2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$1	$	―
Revenue, nonregulated electric, natural gas and other	74		―
Fuel used in electric generation and purchased power regulated	(37)		―
Fuel used in electric generation and purchased power - nonregulated	(11)		―
Interest rate contracts
Interest expense	(5)		―
Total Pretax Losses Recognized in Earnings	$22	$	―
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$(110)		$1
Regulatory liability	9		17
Interest rate contracts
Regulatory asset	26		(32)
Total Pretax Losses Recognized as Regulatory Assets of Liabilities	$(75)		$(14)

	Six Months Ended June 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$7	$	―
Revenue, nonregulated electric, natural gas and other	(8)		36
Fuel used in electric generation and purchased power regulated	(89)		―
Fuel used in electric generation and purchased power - nonregulated	(18)		―
Interest rate contracts
Interest expense	(9)		―
Total Pretax (Losses) Gains Recognized in Earnings	$(117)		$36
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$(5)	$	―
Regulatory liability	4		22
Interest rate contracts
Regulatory asset	39		(10)
Total Pretax Gains Recognized as Regulatory Assets of Liabilities	$38		$12

DUKE ENERGY CAROLINAS

The following table shows fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts were included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Carolinas nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts.

	June 30, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current liabilities: other	$	―	$3	$	―	$6
Deferred credits and other liabilities: other		―	1		―	6
Total Derivatives Not Designated as Hedging Instruments		―	4		―	12
Total Derivatives	$	―	$4	$	―	$12

(a)	Substantially all of these contracts receive regulatory accounting treatment.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Carolinas’ financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset in the table, Duke Energy Carolinas may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy.

June 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$	―	$	―	$	―		$	―
Gross amounts offset		―		―		―			―
Net amount subject to master netting		―		―		―			―
Amounts not subject to master netting		―		―		3			1
Net amounts recognized on the Condensed Consolidated Balance Sheet	$	―	$	―		$3	(a)		$1	(b)

December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$	―	$	―	$	―		$	―
Gross amounts offset		―		―		―			―
Net amount subject to master netting		―		―		―			―
Amounts not subject to master netting		―		―		6			6
Net amounts recognized on the Condensed Consolidated Balance Sheet	$	―	$	―		$6	(a)		$6	(b)

(a)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

Losses on cash flow hedges reclassified at Duke Energy Carolinas for the three and six months ended June 30, 2013 and 2012 were not material.

For the three and six months ended June 30, 2013 and 2012, there were $24 million of pretax deferred net losses on settled interest rate cash flow hedges remaining in AOCI for Duke Energy Carolinas.

For the three and six months ended June 30, 2013 and 2012, pretax losses recognized on undesignated contracts for Duke Energy Carolinas were insignificant.

PROGRESS ENERGY

The following table shows fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts were included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Progress Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts.

	June 30, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$1	$	―	$2
Deferred credits and other liabilities: other		―	1		―	1
Total Derivatives Designated as Hedging Instruments		―	2		―	3
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current assets: other		―	―		3	―
Investments and other assets: other		―	―		8	―
Current liabilities: other		4	175		―	231
Deferred credits and other liabilities: other		2	154		―	195
Interest rate contracts
Current liabilities: other		―	―		―	11
Total Derivatives Not Designated as Hedging Instruments		6	329		11	437
Total Derivatives		$6	$331		$11	$440

(a)	Substantially all of these contracts receive regulatory treatment.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Progress Energy’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset in the table, Progress Energy may also have available accounts receivable or accounts payables to offset exposures in the event of bankruptcy.

	June 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$4		$2			$176		$151
Gross amounts offset	(4)		(2)			(17)		(21)
Net amount subject to master netting	―		―			159		130
Amounts not subject to master netting	―		―			―		4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$ ―	(a)	$ ―	(b)		$159	(c)	$134 (d)

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$3		$8			$244		$192
Gross amounts offset	―		―			(22)		(36)
Net amount subject to master netting	3		8			222		156
Amounts not subject to master netting	―		―			―		4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$3	(a)	$8	(b)		$222	(c)	$160 (d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The amounts of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses were included when reclassified from AOCI were as follows.

			Three Months Ended June 30,
(in millions)			2013					2012
Pretax Losses Recorded in AOCI
Interest rate contracts					$	―		$(14)
Total Pretax Losses Recorded in AOCI					$	―		$(14)
Location of Pretax Losses Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense					$	―		$(6)
Total Pretax Losses Reclassified from AOCI into Earnings					$	―		$(6)

			Six Months Ended June 30,
(in millions)			2013					2012
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts					$	―		$(10)
Commodity contracts						1		―
Total Pretax Gains (Losses) Recorded in AOCI						$1		$(10)
Location of Pretax Losses Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense					$	―		$(10)
Total Pretax Losses Reclassified from AOCI into Earnings					$	―		$(10)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationships and reclassified into earnings during the current period.
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

At June 30, 2013 and 2012, $63 million and $235 million, respectively, of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI and a $5 million pretax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur. Effective with the merger, Progress Energy no longer designates derivative instruments related to interest rate cash flow hedges for regulated operations as cash flow hedges. As a result, the pretax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

The amounts of pretax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended June 30,
(in millions)	2013		2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$1	$	―
Fuel used in electric generation and purchased power - regulated(a)	(37)		(155)
Other income and expenses, net	―		3
Interest rate contracts
Interest expense	(5)		―
Total Pretax Losses Recognized in Earnings	$(41)		$(152)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory asset	$(108)		$38
Regulatory liability	―		―
Interest rate contracts(c)
Regulatory asset	4		―
Total Pretax (Losses) Gains Recognized as Regulatory Assets of Liabilities	$(104)		$38

	Six Months Ended June 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$7	$	―
Fuel used in electric generation and purchased power - regulated(a)	(89)		(260)
Other income and expenses, net	―		11
Interest rate contracts
Interest expense	(9)		―
Total Pretax Losses Recognized in Earnings	$(91)		$(249)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory asset	$(3)		$(168)
Interest rate contracts(c)
Regulatory asset	9		―
Total Pretax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$6		$(168)

(a)	After the derivatives are settled and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded as regulatory assets and liabilities in the Condensed Consolidated Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.
(c)

Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

DUKE ENERGY PROGRESS

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Progress nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts.

	June 30, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$1	$	―	$1
Deferred credits and other liabilities: other		―	1		―	1
Total Derivatives Designated as Hedging Instruments		―	2		―	2
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current assets: other		―	―		1	―
Investments and other assets: other		―	―		1	―
Current liabilities: other		1	67		―	85
Deferred credits and other liabilities: other		―	56		―	68
Interest rate contracts
Current liabilities: other		―	―		―	11
Total Derivatives Not Designated as Hedging Instruments		1	123		2	164
Total Derivatives		$1	$125		$2	$166

(a)	Substantially all of these contracts receive regulatory treatment.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Progress’ financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset in the table, Duke Energy Progress may also have available accounts receivable or accounts payable to offset exposures in the events of bankruptcy.

	June 30, 2013
	Derivative Assets					Derivative Liabilities
(in millions)	Current		Non-Current			Current		Non-Current
Gross amounts recognized	$1		$	―		$68		$57
Gross amounts offset	(1)			―		(2)		(3)
Net amount subject to master netting	―			―		66		54
Amounts not subject to master netting	―			―		―		―
Net amounts recognized on the Condensed Consolidated Balance Sheet	$ ―	(a)	$	―	(b)	$66	(c)	$54	(d)

	December 31, 2012
	Derivative Assets					Derivative Liabilities
(in millions)	Current		Non-Current			Current		Non-Current
Gross amounts recognized	$1			$1		$97		$69
Gross amounts offset	―			―		(2)		(7)
Net amount subject to master netting	1			1		95		62
Amounts not subject to master netting	―			―		―		―
Net amounts recognized on the Condensed Consolidated Balance Sheet	$1	(a)		$1	(b)	$95	(c)	$62	(d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The amounts of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses were included when reclassified from AOCI were as follows.

	Three Months Ended June 30,
(in millions)	2013		2012
Pretax Gains and (Losses) Recorded in AOCI
Interest rate contracts(b)	$	―	$(12)
Total Pretax Losses Recorded in AOCI	$	―	$(12)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense	$	―	$(2)
Total Pretax Losses Reclassified from AOCI into Earnings	$	―	$(2)

	Six Months Ended June 30,
(in millions)	2013		2012
Pretax Gains and (Losses) Recorded in AOCI
Interest rate contracts(b)	$	―	$(7)
Total Pretax Losses Recorded in AOCI	$	―	$(7)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	$	―	$(5)
Total Pretax Losses Reclassified from AOCI into Earnings	$	―	$(5)

(a)			Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationships and reclassified into earnings during the current period.
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

At June 30, 2012, $118 million of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI. Effective with the merger, Duke Energy Progress no longer designates derivative instruments related to interest rate cash flow hedges for regulated operations as cash flow hedges. As a result, the pretax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

The amounts of pretax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended June 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$1	$	―
Fuel used in electric generation and purchased power -regulated(a)	(12)		(39)
Other income and expenses, net	―		3
Interest rate contracts
Interest expense	(3)		―
Total Pretax Losses Recognized in Earnings	$(14)		$(36)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory asset	$(43)		$10
Interest rate contracts(c)
Regulatory asset	4		―
Total Pretax (Losses) Gains Recognized as Regulatory Assets of Liabilities	$(39)		$10

	Six Months Ended June 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$7	$	―
Fuel used in electric generation and purchased power - regulated(a)	(29)		(65)
Other income and expenses, net			3
Interest rate contracts
Interest expense	(6)		―
Total Pretax Losses Recognized in Earnings	$(28)		$(62)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory asset	$(7)		$(49)
Interest rate contracts(c)
Regulatory asset	7		―
Total Pretax Losses Recognized as Regulatory Assets of Liabilities	$ ―		$(49)

(a)	After the derivatives are settled and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory assets and liabilities in the Condensed Consolidated Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.
(c)

Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

DUKE ENERGY FLORIDA

The fair value amounts of derivative contracts, and the line items in the Condensed Balance Sheets in which such amounts were included were as follows. The fair value of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Florida nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts.

	June 30, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$1	$	―	$1
Total Derivatives Designated as Hedging Instruments		―	1		―	1
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other		―	―		2	―
Investments and Other Assets: Other		―	―		7	―
Current liabilities: other		3	107		―	146
Deferred credits and other liabilities: other		2	94		―	123
Total Derivatives Not Designated as Hedging Instruments		5	201		9	269
Total Derivatives		$5	$202		$9	$270

(a)	Substantially all of these contracts receive regulatory treatment.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Florida’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts offset in the table, Duke Energy Florida may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy.

	June 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$3		$2		$108		$94
Gross amounts offset	(3)		(2)		(15)		(18)
Net amount subject to master netting	―		―		93		76
Amounts not subject to master netting	―		―		―		―
Net amounts recognized on the Condensed Balance Sheet	$ ―	(a)	$ ―	(b)	$93	(c)	$76	(d)

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$2		$7		$147		$123
Gross amounts offset	―		―		(20)		(29)
Net amount subject to master netting	2		7		127		94
Amounts not subject to master netting	―		―		―		―
Net amounts recognized on the Condensed Balance Sheet	$2	(a)	$7	(b)	$127	(c)	$94	(d)

(a)	Included in Other within Current Assets on the Condensed Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Balance Sheet.

Gains on cash flow hedges recorded or reclassified at Duke Energy Florida for the three months and six months ended June 30, 2013 and 2012 were not material.

At June 30, 2012, $43 million of pretax deferred net losses on derivative instruments related to outstanding interest rate cash flow hedges were included as a component of AOCI. Effective with the merger, Duke Energy Florida no longer designates derivative instruments related to interest rate cash flow hedges for regulated operations as cash flow hedges. As a result, the pretax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

The amounts of pretax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Condensed Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended June 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power - regulated(a)	$(25)	$(116)
Interest rate contracts
Interest expense	(1)	―
Total Pretax Losses Recognized in Earnings	$(26)	$(116)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory asset	$(66)	$28
Interest rate contracts
Regulatory asset	1	―
Total Pretax (Losses) Gains Recognized as Regulatory Assets of Liabilities	$(65)	$28

	Six Months Ended June 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power - regulated(a)	$(60)	$(195)
Interest rate contracts
Interest expense	(2)	―
Total Pretax Losses Recognized in Earnings	$(62)	$(195)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory asset	$3	$(119)
Interest rate contracts
Regulatory asset	2	―
Total Pretax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$5	$(119)

(a)	After the derivatives are settled and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory assets and liabilities in the Condensed Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY OHIO

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Ohio nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts.

	June 30, 2013				December 31, 2012
(in millions)	Asset		Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current assets: other	$		$	―	$2	$	―
Total Derivatives Designated as Hedging Instruments		―		―	2		―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		27		8	31		4
Investments and other assets: other		129		93	81		51
Current liabilities: other		152		173	106		132
Deferred credits and other liabilities: other		1		20	―		4
Interest rate contracts
Current liabilities: other		―		1	―		1
Deferred credits and other liabilities: other		―		5	―		7
Total Derivatives Not Designated as Hedging Instruments		309		300	218		199
Total Derivatives		$309		$300	$220		$199

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Ohio’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an ISO such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset in the table, Duke Energy Ohio may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy.

	June 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$178		$131		$180		$114
Gross amounts offset	(161)		(94)		(166)		(94)
Net amount subject to master netting	17		37		14		20
Amounts not subject to master netting	―		―		1		5
Net amounts recognized on the Condensed Consolidated Balance Sheet	$17	(a)	$37	(b)	$15	(c)	$25	(d)

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$137		$81		$136		$55
Gross amounts offset	(110)		(51)		(125)		(51)
Net amount subject to master netting	27		30		11		4
Amounts not subject to master netting	2		―		1		7
Net amounts recognized on the Condensed Consolidated Balance Sheet	$29	(a)	$30	(b)	$12	(c)	$11	(d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

There were no gains or losses on cash flow hedges recorded or reclassified at Duke Energy Ohio for the three and six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012 there were no pretax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI for Duke Energy Ohio.

The amounts of the pretax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended June 30,
(in millions)	2013		2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, nonregulated electric, natural gas and other		$78	$4
Fuel used in electric generation and purchased power - nonregulated		(11)	―
Interest rate contracts
Interest expense		(1)	(1)
Total Pretax (Losses) Gains Recognized in Earnings		$66	$3
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$	―	$ ―
Interest rate contracts
Regulatory asset		2	(1)
Total Pretax Gains (Losses) Recognized as Regulatory Assets of Liabilities		$2	$(1)

	Six Months Ended June 30,
(in millions)	2013		2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, nonregulated electric, natural gas and other		$(13)	$75
Fuel used in electric generation and purchased power - nonregulated		(18)	―
Interest rate contracts
Interest expense		(1)	(1)
Total Pretax (Losses) Gains Recognized in Earnings		$(32)	$74
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$	―	$(2)
Regulatory liability			1
Interest rate contracts
Regulatory asset		3	―
Total Pretax Gains (Losses) Recognized as Regulatory Assets of Liabilities		$3	$(1)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY INDIANA

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Indiana nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash associated with the derivative contracts were not netted against the fair value amounts.

	June 30, 2013			December 31, 2012
(in millions)	Asset	Liability		Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current assets: other	$18	$	―	$10	$	―
Current liabilities: other	―		2	―		―
Interest rate contracts
Current liabilities: other	―		35	―		63
Total Derivatives Not Designated as Hedging Instruments	18		37	10		63
Total Derivatives	$18		$37	$10		$63

(a)	Substantially all of these contracts receive regulatory treatment.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Indiana’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset in the table, Duke Energy Indiana may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy.

	June 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$18		$	―	$2		$	―
Gross amounts offset	―			―	(2)			―
Net amount subject to master netting	18			―	―			―
Amounts not subject to master netting	―				35
Net amounts recognized on the Condensed Consolidated Balance Sheet	$18	(a)	$	―	$35	(b)	$	―

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Amounts not subject to master netting	10				63
Net amounts recognized on the Condensed Consolidated Balance Sheet	$10	(a)	$	―	$63	(b)	$	―

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

Gains on cash flow hedges reclassified at Duke Energy Indiana for the three and six months ended June 30, 2013 and 2012 were not material.

Pretax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI for Duke Energy Indiana were not material at June 30, 2013, and 2012, respectively.

The amounts of the pretax gains and losses recognized on undesignated contracts by type of derivative instrument and line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended June 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory asset	$(2)	$2
Regulatory liability	―	18
Interest rate contracts
Regulatory asset	20	(30)
Total Pretax Gains Recognized as Regulatory Assets of Liabilities	$18	$(10)

	Six Months Ended June 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory asset	$(2)	$2
Regulatory liability	4	22
Interest rate contracts
Regulatory asset	28	(9)
Total Pretax Gains Recognized as Regulatory Assets of Liabilities	$30	$15

(a)

Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

CREDIT RISK

Certain derivative contracts of the Duke Energy Registrants contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.

The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions.

	June 30, 2013
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$532	$261	$97	$164	$268
Fair value of collateral already posted	158	32	4	28	126
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered at the end of the reporting period	246	229	93	136	17

	December 31, 2012
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$466	$286	$108	$178	$176
Fair value of collateral already posted	163	59	9	50	104
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered at the end of the reporting period	230	227	99	128	2

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting guidance, the Duke Energy Registrants have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Condensed Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements. See Note 10 for additional information on fair value disclosures related to derivatives.

	June 30, 2013			December 31, 2012
(in millions)	Receivables	Payables		Receivables	Payables
Duke Energy
Amounts offset against net derivative positions	$39	$	―	$73	$	―
Amounts not offset against net derivative positions	129		―	93		―
Progress Energy
Amounts offset against net derivative positions	32		―	58		―
Amounts not offset against net derivative positions	―		―	1		―
Duke Energy Progress
Amounts offset against net derivative positions	4		―	9		―
Amounts not offset against net derivative positions	―		―	―		―
Duke Energy Florida
Amounts offset against net derivative positions	28		―	49		―
Amounts not offset against net derivative positions	―		―	1		―
Duke Energy Ohio
Amounts offset against net derivative positions	5		―	15		―
Amounts not offset against net derivative positions	120		―	92		―
Duke Energy Indiana
Amounts offset against net derivative positions	2		―	―		―
Amounts not offset against net derivative positions	9		―	―		―

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

9. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities into two categories – trading and available-for-sale.

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets.

TRADING SECURITIES

Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities and are reported at fair value in the Condensed Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. At June 30, 2013 and December 31, 2012, the fair value of these investments was $19 million and $33 million, respectively.

AVAILABLE FOR SALE SECURITIES

All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Condensed Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income (OCI) until realized.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in the (i) NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) investments in grantor trusts at both Duke Energy Indiana and Duke Energy Florida related to OPEB plans as required by the IURC and FERC, respectively, and at Duke Energy Progress, (iii) Duke Energy captive insurance investment portfolio, (iv) Duke Energy’s foreign operations investment portfolio and (v) investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities.

Duke Energy holds corporate debt securities which were purchased using excess cash from its foreign operations. These investments are classified as Short-term investments on the Condensed Consolidated Balance Sheet and are available for current operations of Duke Energy’s foreign business. The fair value of these investments was $280 million as of June 30, 2013 and $333 million as of December 31, 2012.

Duke Energy classifies all other investments in debt and equity securities as long-term, unless otherwise noted.

NDTF and Grantor Trust

The investments within the NDTF at Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and the Duke Energy Indiana, Duke Energy Progress and Duke Energy Florida grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, the Duke Energy Registrants have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized gains and losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized gains and losses associated with investments in debt and equity securities within the Investment Trusts are deferred as a regulatory asset or liability. As a result, there is no immediate impact on the earnings of the Duke Energy Registrants.

Other Available for Sale Securities

For investments in debt and equity securities held in the captive insurance investment portfolio, the foreign operations investment portfolio and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. If so, the write-down to fair value may be included in earnings based on the criteria discussed below.

For available-for-sale securities for which other-than-temporary-impairments are required, the Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above, that no credit loss exists as of June 30, 2013 and December 31, 2012. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio and foreign operations investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Management has concluded that there were no other-than-temporary impairments for debt or equity securities necessary as of June 30, 2013 and December 31, 2012. Accordingly, all changes in the market value of investments other than those held in the Investment Trusts, which receive regulatory accounting as discussed above, were reflected as a component of other comprehensive income in 2013 and 2012.

See Note 10 for additional information related to fair value measurements for investments in auction rate debt securities.

DUKE ENERGY

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

	June 30, 2013	December 31, 2012

(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$91	$	―	$	―	$105
Equity securities		1,418		27	3,170		1,132		19	2,837
Corporate debt securities		10		8	324		21		1	338
Municipal bonds		6		6	205		12		1	194
U.S. government bonds		12		13	625		24		1	625
Other debt securities		16		4	163		10		1	164
Total NDTF		1,462		58	4,578		1,199		23	4,263
Other Investments
Cash and cash equivalents		―		―	19		―		―	17
Equity securities		17		1	78		10		―	63
Corporate debt securities		1		2	334		2		―	381
Municipal bonds		3		2	77		4		1	70
U.S. government bonds		―		―	46		―		―	23
Other debt securities		―		2	96		1		―	86
Auction rate securities		―		7	26		―		6	29
Total Other Investments(a)		21		14	676		17		7	669
Total Investments		$1,483		$72	$5,254		$1,216		$30	$4,932

(a)									These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy. The table below excludes auction rate securities based on the stated maturity date. See Note 10 for information about fair value measurements related to investments in auction rate debt securities.

(in millions)									June 30, 2013
Due in one year or less										$340
Due after one through five years										392
Due after five through 10 years										366
Due after 10 years										772
Total										$1,870

Realized gains and losses, which were determined on a specific basis, from sales of Duke Energy's available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Realized gains	$32	$29	$63	$50
Realized losses	15	―	22	2

DUKE ENERGY CAROLINAS

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Carolinas. For investments held within the NDTF, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

June 30, 2013	December 31, 2012

(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$32	$	―	$	―	$40
Equity securities		754		13	1,763		600		5	1,592
Corporate debt securities		5		6	234		11		1	250
Municipal bonds		―		1	42		2		―	40
U.S. government bonds		4		7	321		10		―	304
Other debt securities		15		4	141		9		2	135
Total NDTF		778		31	2,533		632		8	2,361
Other Investments
Auction rate securities		―		1	3		―		1	3
Total Other Investments(a)		―		1	3		―		1	3
Total Investments		$778		$32	$2,536		$632		$9	$2,364

(a)									These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Carolinas. The table below excludes auction rate securities based on the stated maturity date. See Note 10 for information about fair value measurements related to investments in auction rate debt securities.

(in millions)									June 30, 2013
Due in one year or less										$14
Due after one through five years										172
Due after five through 10 years										183
Due after 10 years										369
Total										$738

Realized gains and losses, which were determined on a specific basis, from sales of Duke Energy Carolinas' available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Realized gains	$21	$26	$46	$46
Realized losses	6	―	10	2

PROGRESS ENERGY

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table presents the estimated fair value of short-term and long-term investments for Progress Energy. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

June 30, 2013	December 31, 2012

(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$59	$	―	$	―	$65
Equity securities		664		14	1,407		532		14	1,245
Corporate debt securities		5		2	90		9		―	89
Municipal bonds		6		5	163		11		1	154
U.S. government bonds		8		6	304		14		―	321
Other debt securities		1		―	22		1		―	28
Total NDTF		684		27	2,045		567		15	1,902
Other Investments
Cash and cash equivalents		―		―	19		―		―	17
Municipal bonds		3		1	40		3		―	40
Total Other Investments(a)		3		1	59		3		―	57
Total Investments		$687		$28	$2,104		$570		$15	$1,959

(a)									These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Progress Energy.

(in millions)									June 30, 2013
Due in one year or less										$20
Due after one through five years										150
Due after five through 10 years										139
Due after 10 years										310
Total										$619

Realized gains and losses, which were determined on a specific basis, from sales of Progress Energy's available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Realized gains	$10	$8	$15	$15
Realized losses	7	1	9	―

DUKE ENERGY PROGRESS

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Progress. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

June 30, 2013	December 31, 2012

(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$32	$	―	$	―	$55
Equity securities		425		10	919		337		11	811
Corporate debt securities		4		2	80		8		―	78
Municipal bonds		3		4	102		4		―	80
U.S. government bonds		8		3	228		13		―	241
Other debt securities		1		―	11		1		―	10
Total NDTF		441		19	1,372		363		11	1,275
Other Investments
Cash and cash equivalents		―		―	2		―		―	3
Total Other Investments(a)		―		―	2		―		―	3
Total Investments		$441		$19	$1,374		$363		$11	$1,278

(a)									These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Progress.

(in millions)									June 30, 2013
Due in one year or less										$12
Due after one through five years										132
Due after five through 10 years										76
Due after 10 years										201
Total										$421

Realized gains and losses, which were determined on a specific basis, from sales of Duke Energy Progress' available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Realized gains	$6	$5	$8	$10
Realized losses	3	1	4	3

DUKE ENERGY FLORIDA

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Florida. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Balance Sheets.

June 30, 2013	December 31, 2012

(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$27	$	―	$	―	$10
Equity securities		239		4	488		194		4	434
Corporate debt securities		1		―	10		1		―	11
Municipal bonds		3		1	61		7		―	74
U.S. government bonds		―		3	76		1		―	80
Other debt securities		―		―	11		1		―	18
Total NDTF		243		8	673		204		4	627
Other Investments
Cash and cash equivalents		―		―	3		―		―	1
Municipal bonds		3		―	40		3		―	40
Total Other Investments(a)		3		―	43		3		―	41
Total Investments		$246		$8	$716		$207		$4	$668

(a)									These amounts are recorded in Other within Investments and Other Assets on the Condensed Balance sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Florida.

(in millions)									June 30, 2013
Due in one year or less										$8
Due after one through five years										18
Due after five through 10 years										63
Due after 10 years										109
Total										$198

Realized gains and losses, which were determined on a specific basis, from sales of Duke Energy Florida's available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Realized gains	$5	$3	$8	$5
Realized losses	3	2	4	3

DUKE ENERGY INDIANA

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Indiana. Unrealized holding gains and losses on these investments are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

June 30, 2013	December 31, 2012

(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value
Other Investments
Equity securities	$15	$	―	$56	$9	$	―	$50
Municipal bonds	―		1	28	1		―	28
Total Other Investments(a)	15		1	84	10		―	$78
Total Investments	$15		$1	$84	$10	$	―	$78

(a)	These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Indiana.

(in millions)							June 30, 2013
Due in one year or less								$1
Due after one through five years								20
Due after five through 10 years								4
Due after 10 years								3
Total								$28

Realized gains and losses, which were determined on a specific basis, from sales of Duke Energy Indiana's available-for-sale securities were insignificant for each of the three and six months ended June 30, 2013 and 2012.

10. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Under existing accounting guidance, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Fair value measurements require the use of market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, corroborated by market data or generally unobservable. Valuation techniques are required to maximize the use of observable inputs and minimize the use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.

The Duke Energy Registrants classify recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels.

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities the Duke Energy Registrants have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. The Duke Energy Registrants’ Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2—a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A Level 2 measurement cannot have more than an insignificant portion of the valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.

Level 3—any fair value measurement which includes unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments may include longer-term instruments that extend into periods in which quoted prices or other observable inputs are not available.

The fair value accounting guidance for financial instruments permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under other GAAP. There are no financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which the option to record at fair value has been elected by the Duke Energy Registrants. However, in the future, the Duke Energy Registrants may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Transfers out of and into Levels 1, 2 or 3 represent existing assets or liabilities previously categorized as a higher level for which the inputs to the estimate became less observable or assets and liabilities that were previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period, respectively. The Duke Energy Registrant’s policy for the recognition of transfers between levels of the fair value hierarchy is to recognize the transfer at the end of the period. There were no transfers out of or into Levels 1, 2 and 3 during the three and six months ended June 30, 2013 and 2012.

Investments in equity securities

Investments in equity securities, other than those accounted for as equity and cost method investments, are typically valued at the closing price in the principal active market as of the last business day of the reporting period. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements. For certain investments that are valued on a net asset value per share (or its equivalent), or the net asset value basis, when the Duke Energy Registrants do not have the ability to redeem the investment in the near term at net asset value per share (or its equivalent), or the net asset value is not available as of the measurement date, the fair value measurement of the investment is categorized as Level 3.

Investments in available-for-sale auction rate securities

Duke Energy and Duke Energy Carolinas hold auction rate securities for which an active market does not currently exist. Auction rate securities held are student loan securities for which at June 30, 2013 approximately 84 percent are ultimately backed by the U.S. government. At June 30, 2013, approximately 23 percent of these securities are AAA rated. As of June 30, 2013, and December 31, 2012 all of these auction rate securities are classified as long-term investments and are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models, which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par (ranging from 10 to 19 years), the current level of interest rates (less than 0.2%), and the appropriate risk-adjusted discount rates (up to 5.8% reflecting a tenor of up to 19 years). In preparing the valuations, all significant value drivers were considered, including the underlying collateral (primarily evaluated on the basis of credit ratings, parity ratios and the percentage of loans backed by the U.S. government).

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three and six months ended June 30, 2013 or 2012.

Investments in debt securities

Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives

The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement relates to the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Commodity derivatives with clearinghouses are classified as Level 1 measurements. For commodity derivative contracts classified as Level 3, Duke Energy utilizes internally-developed financial models based upon the income approach (discounted cash flow method) to measure the fair values. The primary inputs to these models are the forward commodity prices used to develop the forward price curves for the respective instrument. The pricing inputs are derived from published exchange transaction prices and other observable or public data sources. In the absence of observable market information that supports the pricing inputs, there is a presumption that the transaction price is equal to the last observable price for a similar period. For the commodity derivative contracts classified as Level 3, the pricing inputs for natural gas and electricity forward price curves are not observable for the full term of the related contracts. In isolation, increases (decreases) in unobservable natural gas forward prices would result in favorable (unfavorable) fair value adjustments for gas purchase contracts. In isolation, increases (decreases) in unobservable electricity forward prices would result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates the pricing inputs used to estimate the fair value of gas purchase contracts by a market participant price verification procedure, which provides a comparison of internal forward commodity curves to market participant generated curves.

Interest rate derivatives

Most over-the-counter interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified within Level 2. Such models may be internally developed, but are similar to models commonly used across industries to value derivative contracts. To determine fair value, the Duke Energy Registrants utilize various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors may include forward interest rate curves, notional amounts, interest rates and credit quality of the Duke Energy Registrants and their counterparties.

Goodwill and Long-lived Assets. See Note 12, Goodwill and Intangible Assets, to the Consolidated Financial Statements included in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the valuation for goodwill and long-lived assets.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy's Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	June 30, 2013
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$26	$	―	$	―	$26
Nuclear decommissioning trust fund equity securities	3,170		3,086		63	21
Nuclear decommissioning trust fund debt securities	1,397		332		1,015	50
Other trading and available-for-sale equity securities(b)	88		78		10	―
Other trading and available-for-sale debt securities(c)	580		64		516	―
Derivative assets(b)	102		22		10	70
Total assets	5,363		3,582		1,614	167
Derivative liabilities(d)	(549)		(8)		(384)	(157)
Net assets	$4,814		$3,574		$1,230	$10

	December 31, 2012
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$29	$	―	$	―	$29
Nuclear decommissioning trust fund equity securities	2,837		2,762		54	21
Nuclear decommissioning trust fund debt securities	1,405		317		1,040	48
Other trading and available-for-sale equity securities(b)	72		63		9	―
Other trading and available-for-sale debt securities(c)	602		40		562	―
Derivative assets(b)	103		18		22	63
Total assets	5,048		3,200		1,687	161
Derivative liabilities(d)	(756)		(17)		(591)	(148)
Net assets	$4,292		$3,183		$1,096	$13

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Three Months Ended June 30, 2013
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Balance at March 31, 2013		$28		$70	$(82)	$16
Total pretax realized or unrealized gains (losses) included in earnings:
Regulated electric		―		―	8	8
Revenue, nonregulated electric, natural gas, and other		―		―	(19)	(19)
Total pretax gains included in other comprehensive income:
Losses on available for sale securities and other		(1)		―	―	(1)
Purchases, sales, issuances and settlements:
Purchases		―		3	21	24
Sales		―		(3)	―	(3)
Settlements		(1)		―	(9)	(10)
Total gains (losses) included on the Consolidated Balance Sheet as regulatory asset or liability		―		1	(6)	(5)
Balance at June 30, 2013		$26		$71	$(87)	$10
Pretax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2013
Regulated electric	$	―	$	―	$1	$1
Revenue, nonregulated electric, natural gas, and other		―		―	(14)	(14)
Total	$	―	$	―	$(13)	$(13)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	Three Months Ended June 30, 2012
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at March 31, 2012	$72	$56	$(42)	$86
Total pretax realized or unrealized gains (losses) included in earnings:
Regulated electric	―	―	17	17
Revenue, nonregulated electric, natural gas, and other	―	―	(1)	(1)
Total pretax gains included in other comprehensive income:
Gains on available for sale securities and other	8	―	―	8
Purchases, sales, issuances and settlements:
Purchases	―	7	22	29
Settlements	(39)	―	(15)	(54)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1	―	1
Balance at June 30, 2012	$41	$64	$(19)	$86

	Six Months Ended June 30, 2013
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Balance at December 31, 2012		$29		$69	$(85)	$13
Total pretax realized or unrealized losses included in earnings:
Regulated electric		―		―	2	2
Revenue, nonregulated electric, natural gas, and other		―		―	(23)	(23)
Total pretax gains included in other comprehensive income:
Losses on available for sale securities and other		(2)		―	―	(2)
Purchases, sales, issuances and settlements:
Purchases		―		3	21	24
Sales		―		(3)	―	(3)
Issuances		―		―	6	6
Settlements		(1)		―	(2)	(3)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		2	(6)	(4)
Balance at June 30, 2013		$26		$71	$(87)	$10
Pretax amounts included in the Condensed Consolidated Statement of Operations related to Level 3 measurements outstanding at June 30, 2013
Regulated electric	$	―	$	―	$2	$2
Revenue, nonregulated electric, natural gas, and other		―		―	(24)	(24)
Total	$	―	$	―	$(22)	$(22)

	Six Months Ended June 30, 2012
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Balance at December 31, 2011		$71		$53	$(39)	$85
Total pretax realized or unrealized losses included in earnings:
Regulated electric		―		―	25	25
Revenue, nonregulated electric, natural gas, and other		―		―	(3)	(3)
Total pretax gains included in other comprehensive income:
Gains on available for sale securities and other		9		―	―	9
Purchases, sales, issuances and settlements:
Purchases		―		9	22	31
Settlements		(39)		―	(24)	(63)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		2	―	2
Balance at June 30, 2012		$41		$64	$(19)	$86
Pretax amounts included in the Condensed Consolidated Statement of Operations related to Level 3 measurements outstanding at June 30, 2012.
Revenue, nonregulated electric, natural gas, and other	$	―	$	―	$3	$3
Total	$	―	$	―	$3	$3

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY CAROLINAS

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Carolinas’ assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	June 30, 2013
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$3	$	―	$	―	$3
Nuclear decommissioning trust fund equity securities	1,763		1,689		53	21
Nuclear decommissioning trust fund debt securities	770		172		548	50
Total assets	2,536		1,861		601	74
Derivative liabilities(b)	(4)		―		―	(4)
Net assets	$2,532		$1,861		$601	$70

	December 31, 2012
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$3	$	―	$	―	$3
Nuclear decommissioning trust fund equity securities	1,592		1,523		48	21
Nuclear decommissioning trust fund debt securities	762		155		559	48
Total assets	2,357		1,678		607	72
Derivative liabilities(b)	(12)		―		―	(12)
Net Assets	$2,345		$1,678		$607	$60

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Three Months Ended June 30, 2013
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)		Total
Balance at March 31, 2013		$3		$70		$(5)	$68
Purchases, sales, issuances and settlements:
Purchases		―		3		―	3
Sales		―		(3)		―	(3)
Settlements		―		―		1	1
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		1		―	1
Balance at June 30, 2013		$3		$71		$(4)	$70
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2013
Regulated electric	$	―	$	―		$1	$1
Total	$	―	$	―		$1	$1

	Three Months Ended June 30, 2012
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)		Total
Balance at March 31, 2012		$12		$56	$	―	$68
Total pretax gains included in other comprehensive income:
Gains on available for sale securities and other		2		―		―	2
Purchases, sales, issuances and settlements:
Purchases		―		7		―	7
Settlements		(8)		―		―	(8)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		1		―	1
Balance at June 30, 2012		$6		$64	$	―	$70

	Six Months Ended June 30, 2013
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)		Total
Balance at December 31, 2012		$3		$69		$(12)	$60
Purchases, sales, issuances and settlements:
Purchases		―		3		―	3
Sales		―		(3)		―	(3)
Settlements		―		―		8	8
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability		―		2		―	2
Balance at June 30, 2013		$3		$71		$(4)	$70
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2013
Regulated electric	$	―	$	―		$(4)	$(4)
Total	$	―	$	―		$(4)	$(4)

	Six Months Ended June 30, 2012
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)		Total
Balance at December 31, 2011		$12		$53	$	―	$65
Total pretax gains included in other comprehensive income:
Gains on available for sale securities and other		2		―		―	2
Purchases, sales, issuances and settlements:
Purchases		―		9		―	9
Settlements		(8)		―		―	(8)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		2		―	2
Balance at June 30, 2012		$6		$64	$	―	$70

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

PROGRESS ENERGY

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Progress Energy's Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Progress Energy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	June 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,407	$1,397	$10	$	―
Nuclear decommissioning trust fund debt securities and other	627	160	467		―
Other trading and available-for-sale debt securities and other(a)	59	19	40		―
Derivative assets(b)	―	―	―		―
Total assets	2,093	1,576	517		―
Derivative liabilities(c)	(325)	―	(290)		(35)
Net assets	$1,768	$1,576	$227		$(35)

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,245	$1,239	$6	$	―
Nuclear decommissioning trust fund debt securities and other	643	162	481		―
Other trading and available-for-sale debt securities and other(a)	57	17	40		―
Derivative assets(b)	11	―	11		―
Total assets	1,956	1,418	538		―
Derivative liabilities(c)	(440)	―	(402)		(38)
Net assets	$1,516	$1,418	$136		$(38)

(a)	Included in Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Derivatives (net)
	Three Months Ended June 30,
(in millions)	2013		2012
Balance at beginning of period	$(31)		$(27)
Purchases, sales, issuances and settlements:
Issuances	1		―
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(5)		(3)
Balance at end of period	$(35)		$(30)

	Derivatives (net)
	Six Months Ended June 30,
(in millions)	2013		2012
Balance at beginning of period	$(38)		$(24)
Purchases, sales, issuances and settlements:
Issuances	7		―
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(4)		(6)
Balance at end of period	$(35)		$(30)
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2013
Regulated electric	$6	$	―
Total	$6	$	―

DUKE ENERGY PROGRESS

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Progress' Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Progress’ assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	June 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$918	$918	$ ―	$	―
Nuclear decommissioning trust fund debt securities and other	442	124	318		―
Other trading and available-for-sale debt securities and other(a)	2	2	―		―
Derivative assets(b)	―	―	―		―
Total assets	1,362	1,044	318		―
Derivative liabilities(c)	(124)	―	(89)		(35)
Net assets	$1,238	$1,044	$229		$(35)

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$811	$811	$ ―	$	―
Nuclear decommissioning trust fund debt securities and other	448	119	329		―
Other trading and available-for-sale debt securities and other(a)	3	3	―		―
Derivative assets(b)	2	―	2		―
Total assets	1,264	933	331		―
Derivative liabilities(c)	(166)	―	(128)		(38)
Net assets	$1,098	$933	$203		$(38)

(a)	Included in Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

		Derivatives (net)
		Three Months Ended June 30,
(in millions)			2013		2012
Balance at beginning of period			$(31)		$(27)
Purchases, sales, issuances and settlements:
Issuances			1		―
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability			(5)		(1)
Balance at end of period			$(35)		$(28)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at June 30, 2013
Regulated electric			$1	$	―
Total			$1	$	―

		Derivatives (net)
		Six Months Ended June 30,
(in millions)			2013		2012
Balance at beginning of period			$(38)		$(24)
Purchases, sales, issuances and settlements:
Issuances			7		―
Settlements			―		―
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability			(4)		(4)
Balance at end of period			$(35)		$(28)
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2013
Regulated electric			$7	$	―
Total			$7	$	―

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY FLORIDA

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Florida's Condensed Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Florida’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	June 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$489	$479	$10	$	―
Nuclear decommissioning trust fund debt securities and other	185	36	149		―
Other trading and available-for-sale debt securities and other(a)	43	3	40		―
Derivative assets(b)	―	―	―		―
Total assets	717	518	199		―
Derivative liabilities(c)	(197)	―	(197)		―
Net assets	$520	$518	$2	$	―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$435	$429	$6	$	―
Nuclear decommissioning trust fund debt securities and other	194	43	151		―
Other trading and available-for-sale debt securities and other(a)	43	3	40		―
Derivative assets(b)	9	―	9		―
Total assets	681	475	206		―
Derivative liabilities(c)	(270)	―	(270)		―
Net assets (liabilities)	$411	$475	$(64)	$	―

(a)	Included in Other within Investments and Other Assets in the Condensed Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Balance Sheets

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY OHIO

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Ohio’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8.

	June 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$55	$39	$ ―	$16
Derivative liabilities(b)	(46)	(5)	(6)	(35)
Net liabilities	$9	$34	$(6)	$(19)

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$59	$48	$2	$9
Derivative liabilities(b)	(38)	(15)	(8)	(15)
Net assets (liabilities)	$21	$33	$(6)	$(6)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Derivatives (net)
	Three Months Ended June 30,
(in millions)	2013		2012
Balance at beginning of period	$(5)		$(4)
Total pretax realized or unrealized gains (losses) included in earnings:
Revenue, nonregulated electric, natural gas, and other	(14)		1
Purchases, sales, issuances and settlements:
Purchases	1		―
Settlements	―		2
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(1)		(1)
Balance at end of period	$(19)		$(2)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at June 30, 2013:
Revenue, non-regulated electric and other	$(11)	$	―
Total	$(11)	$	―

	Derivatives (net)
	Six Months Ended June 30,
(in millions)	2013		2012
Balance at beginning of period	$(6)		$(3)
Total pretax realized or unrealized gains (losses) included in earnings:
Revenue, nonregulated electric, natural gas, and other	(10)		1
Purchases, sales, issuances and settlements:
Purchases	1		―
Settlements	(3)		2
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(1)		(2)
Balance at end of period	$(19)		$(2)
Pretax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2013:
Revenue, non-regulated electric and other	$(13)		$1
Total	$(13)		$1

DUKE ENERGY INDIANA

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Indiana’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	June 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$56	$56	$	―	$	―
Available-for-sale debt securities(a)	28	―		28		―
Derivative assets(b)	18	―		―		18
Total assets	102	56		28		$18
Derivative liabilities(c)	(37)	(1)		(36)		―
Net assets (liabilities)	$65	$55		$(8)		$18

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$49	$49	$	―	$	―
Available-for-sale debt securities(a)	29	―		29		―
Derivative assets(b)	10	―		―		10
Total assets	88	49		29		$10
Derivative liabilities(c)	(63)	―		(63)		―
Net assets (liabilities)	$25	$49		$(34)		$10

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Derivatives (net)
	Three Months Ended June 30,
(in millions)	2013	2012
Balance at beginning of period	$4	$3
Total pretax realized or unrealized gains (losses) included in earnings:
Regulated electric	7	16
Purchases, sales, issuances and settlements:
Purchases	20	―
Sales	―	22
Settlements	(13)	(19)
Balance at end of period	$18	$22

	Derivatives (net)
	Six Months Ended June 30,
(in millions)	2013	2012
Balance at beginning of period	$10	$4
Total pretax realized or unrealized gains (losses) included in earnings:
Regulated electric	2	24
Purchases, sales, issuances and settlements:
Sales	20	22
Settlements	(13)	(29)
Total (losses) gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(1)	1
Balance at end of period	$18	$22

QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS

The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2013
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input		Range
Duke Energy
Commodity natural gas contracts	$(82)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$2.91	-	10.36
FERC mitigation power sale agreements	(8)	Discounted cash flow	Forward electricity curves - price per MWh		23.15	-	49.29
Financial transmission rights (FTRs)	19	RTO market pricing	FTR price		(3.25)	-	10.83
Commodity power contracts	3	Discounted cash flow	Forward electricity curves - price per MWh		25.30	-	55.52
Commodity capacity contracts	(3)	Discounted cash flow	Forward capacity curves - price per MW day		2.91	-	4.88
Commodity capacity option contracts	2	Discounted cash flow	Forward capacity option curves - price per MW day		29.80	-	85.70
Reserves	(18)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(87)
Duke Energy Carolinas
FERC mitigation power sale agreements	$(4)	Discounted cash flow	Forward electricity curves - price per MWh		$25.92	-	49.29
Progress Energy
Commodity natural gas contracts	$(31)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$4.00	-	4.39
FERC mitigation power sale agreements	(4)	Discounted cash flow	Forward electricity curves - price per MWh		23.15	-	43.56
Total Level 3 derivatives	$(35)
Duke Energy Progress
Commodity natural gas contracts	$(31)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$4.00	-	4.39
FERC mitigation power sale agreements	(4)	Discounted cash flow	Forward electricity curves - price per MWh		23.15	-	43.56
Total Level 3 derivatives	$(35)
Duke Energy Ohio
Financial transmission rights (FTRs)	$1	RTO market pricing	FTR price		$(0.20)	-	0.94
Commodity power contracts	11	Discounted cash flow	Forward electricity curves - price per MWh		25.30	-	55.52
Commodity natural gas contracts	(14)	Discounted cash flow	Forward natural gas curves - price per MMBtu		2.91	-	4.88
Reserves	(17)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(19)
Duke Energy Indiana
Financial transmission rights (FTRs)	$18	RTO market pricing	FTR price		$(3.25)	-	10.83

	December 31, 2012
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input		Range
Duke Energy
Commodity natural gas contracts	$(53)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$2.33	-	9.99
FERC mitigation power sale agreements	(23)	Discounted cash flow	Forward electricity curves - price per MWh		25.83	-	48.69
Financial transmission rights (FTRs)	11	RTO market pricing	FTR price		23.63	-	39.22
Commodity power contracts	(8)	Discounted cash flow	Forward electricity curves - price per MWh		24.82	-	77.96
Commodity capacity contracts	(3)	Discounted cash flow	Forward capacity curves - price per MW day		95.16	-	105.36
Commodity capacity option contracts	3	Discounted cash flow	Forward capacity option curves - price per MW day		4.68	-	77.96
Reserves	(12)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(85)
Duke Energy Carolinas
FERC mitigation power sale agreements	$(12)	Discounted cash flow	Forward electricity curves - price per MWh		$25.83	-	48.69
Progress Energy
Commodity natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$4.07	-	4.45
FERC mitigation power sale agreements	(11)	Discounted cash flow	Forward electricity curves - price per MWh		25.83	-	48.69
Total Level 3 derivatives	$(38)
Duke Energy Progress
Commodity natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$4.07	-	4.45
FERC mitigation power sale agreements	(11)	Discounted cash flow	Forward electricity curves - price per MWh		25.83	-	48.69
Total Level 3 derivatives	$(38)
Duke Energy Ohio
Financial transmission rights (FTRs)	$1	RTO market pricing	FTR price		$27.17	-	39.22
Commodity power contracts	(1)	Discounted cash flow	Forward electricity curves - price per MWh		25.90	-	57.50
Commodity natural gas contracts	5	Discounted cash flow	Forward natural gas curves - price per MMBtu		3.30	-	4.51
Reserves	(11)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(6)
Duke Energy Indiana
Financial transmission rights (FTRs)	$10	RTO market pricing	FTR price		$23.63	-	35.43

OTHER FAIR VALUE DISCLOSURES

The fair value of long-term debt, including current maturities, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets. The fair value of long-term debt is determined using Level 2 measurements.

			June 30, 2013		December 31, 2012
(in millions)			Book Value	Fair Value	Book Value	Fair Value
Duke Energy (a)			$39,582	$42,099	$39,461		$44,001
Duke Energy Carolinas(b)			8,740	9,461	8,741		10,096
Progress Energy			14,220	15,462	14,428		16,563
Duke Energy Progress			5,336	5,488	4,840		5,277
Duke Energy Florida			4,892	5,433	5,320		6,222
Duke Energy Ohio			1,742	1,809	1,997		2,117
Duke Energy Indiana			3,701	4,049	3,702		4,268

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(a)	Includes book value of Non-recourse long-term debt of variable interest entities of $1,259 million and $852 million June 30, 2013 and December 31, 2012, respectively.
(b)	Includes book value of Non-recourse long-term debt of variable interest entities of $300 million at both June 30, 2013 and December 31, 2012, respectively.

At both June 30, 2013 and December 31, 2012, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

11. VARIABLE INTEREST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. If an entity is determined to be a VIE, a qualitative analysis of control determines the party that consolidates a VIE based on what party has the power to direct the most significant activities of the VIE that impact its economic performance as well as what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the three or six months ended June 30, 2013 and the year ended December 31, 2012, or is expected to be provided in the future, that was not previously contractually required.

	June 30, 2013
(in millions)	DERF(a)	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$669	$528	$16	$20	$2	$1,235
Other Current Assets	―	―	4	183	2	189
Intangibles, net	―	―	―	11	―	11
Restricted Other Assets of VIEs	―	―	44	12	1	57
Other Assets	―	―	11	1	―	12
Property, Plant and Equipment, Cost	―	―	―	1,650	16	1,666
Accumulated Depreciation and Amortization	―	―	―	(137)	(5)	(142)
Other Deferred Debits	―	―	―	33	―	33
Total Assets	669	528	75	1,773	16	3,061
Accounts Payable	―	―	―	3	―	3
Non-Recourse Notes Payable of VIEs	―	325	―	―	―	325
Taxes Accrued	―	―	―	4	―	4
Current Maturities of Long-Term Debt	―	―	14	61	―	75
Other Current Liabilities	―	―	5	19	―	24
Non-Recourse Long-Term Debt	300	―	41	918	―	1,259
Deferred Income Taxes	―	―	―	271	―	271
Asset Retirement Obligations	―	―	―	24	―	24
Other Liabilities	―	―	9	21	―	30
Total Liabilities	300	325	69	1,321	―	2,015
Net Assets of Consolidated VIEs	$369	$203	$6	$452	$16	$1,046

(a)	Duke Energy Receivables Finance Company, LLC (DERF) is a wholly owned limited liability company of Duke Energy Carolinas.

	December 31, 2012
(in millions)	DERF	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$637	$534	$15	$16	$(1)	$1,201
Other Current Assets	―	―	4	133	2	139
Intangibles, net	―	―	―	12	―	12
Restricted Other Assets of VIEs	―	―	52	2	―	54
Other Assets	―	―	10	―	2	12
Property, Plant and Equipment, Cost	―	―	―	1,543	15	1,558
Accumulated Depreciation and Amortization	―	―	―	(98)	(5)	(103)
Other Deferred Debits	―	―	―	40	―	40
Total Assets	637	534	81	1,648	13	2,913
Accounts Payable	―	―	―	1	―	1
Non-Recourse Notes Payable of VIEs	―	312	―	―	―	312
Taxes Accrued	―	―	―	62	―	62
Current Maturities of Long-Term Debt	―	―	13	459	―	472
Other Current Liabilities	―	―	4	25	―	29
Non-Recourse Long-Term Debt	300	―	48	504	―	852
Deferred Income Taxes	―	―	―	154	―	154
Asset Retirement Obligations	―	―	―	23	―	23
Other Liabilities	―	―	10	39	―	49
Total Liabilities	300	312	75	1,267	―	1,954
Net Assets of Consolidated VIEs	$337	$222	$6	$381	$13	$959

DERF

Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit, which expires in August 2014. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

The obligations of DERF under the facility are non-recourse to Duke Energy Carolinas. Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase assets of DERF or guarantee performance. DERF is considered a VIE because the equity capitalization is insufficient to support its operations. If deficiencies in the net worth of DERF were to occur, those deficiencies would be cured through funding

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

from Duke Energy Carolinas. In addition, the most significant activity that impacts the economic performance of DERF relates to the decisions made with respect to the management of delinquent receivables. Since those decisions are made by Duke Energy Carolinas and any net worth deficiencies of DERF would be cured through funding from Duke Energy Carolinas, Duke Energy Carolinas consolidates DERF.

CRC

CRC was formed in order to secure low cost financing for Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to CRC. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by CRC through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by CRC to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from CRC (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The amount borrowed by CRC against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold are the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75 percent of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to CRC may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the three or six months ended June 30, 2013 and 2012, respectively. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is November 2013. CRC is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities that impact the economic performance of the entity are not performed by the equity holder, Cinergy Corp. (Cinergy), and deficiencies in the net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio or Duke Energy Indiana. Thus, Duke Energy consolidates CRC. Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC.

CinCap V

CinCap V was created to finance and execute a power sale agreement with Central Maine Power Company for approximately 35 MW of capacity and energy. This agreement expires in 2016. CinCap V is considered a VIE because the equity capitalization is insufficient to support its operations. As Duke Energy has the power to direct the most significant activities that impact the economic performance of the entity, which are the decisions to hedge and finance the power sales agreement, CinCap V is consolidated by Duke Energy.

Renewables

Certain of Duke Energy’s renewable energy facilities are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.  Certain other of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing debt service reserve guarantees and operations and maintenance reserve guarantees in support of debt financings. Duke Energy has consolidated these entities since inception because the most significant activities that impact the economic performance of these renewable energy facilities were the decisions associated with the siting, negotiation of the purchase power agreement, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance related activities, all of which were made solely by Duke Energy.

The debt held by these renewable energy facilities is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity or purchase the assets of these renewable energy facilities. Duke Energy does not guarantee performance except for an immaterial multi-purpose letter of credit and various immaterial debt service reserve and operations and maintenance reserve guarantees. The assets are restricted and they cannot be pledged as collateral or sold to third parties without the prior approval of the debt holders.

NON-CONSOLIDATED VIEs

The tables below show the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact the Duke Energy Registrants respective Condensed Consolidated Balance Sheets. As discussed above, while Duke Energy consolidated CRC, Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC as they are not the primary beneficiary.

	June 30, 2013
		Duke Energy							Duke Energy Ohio	Duke Energy Indiana
(in millions)	DukeNet		Renewables		Other		Total
Receivables	$	―	$	―	$	―	$	―	$82	$110
Investments in equity method unconsolidated affiliates		114		158		29		301	―	―
Intangibles		―		―		100		100	100	―
Investments and other assets		―		―		4		4	―	―
Total assets		114		158		133		405	182	110
Other current liabilities		―		―		3		3	―	―
Deferred credits and other liabilities		―		―		16		16	―	―
Total liabilities		―		―		19		19	―	―
Net assets		$114		$158		$114		$386	$182	$110

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	December 31, 2012
	Duke Energy										Duke Energy Ohio	Duke Energy Indiana
(in millions)	DukeNet		Renewables		FPC Capital I Trust(a)		Other		Total
Receivables	$	―	$	―	$	―	$	―	$	―	$97	$116
Investments in equity method unconsolidated affiliates		118		147		―		27		292	―	―
Intangibles		―		―		―		104		104	104	―
Investments and other assets		―		―		9		2		11	―	―
Total assets		118		147		9		133		407	201	116
Other current liabilities		―		―		―		3		3	―	―
Deferred credits and other liabilities		―		―		319		17		336	―	―
Total liabilities		―		―		319		20		339	―	―
Net assets (liabilities)		$118		$147		$(310)		$113		$68	$201	$116

(a)	The entire balance of Investments and other assets and $274 million of the Deferred credits and other liabilities balance applies to Progress Energy.

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the three or six months ended June 30, 2013 and 2012, respectively, or is expected to be provided in the future. With the exception of the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities, the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

DukeNet

Duke Energy owns a 50 percent ownership interest in DukeNet. DukeNet has a 5-year, $150 million senior secured credit facility with a syndicate of ten external financial institutions. This credit facility is non-recourse to Duke Energy. DukeNet is considered a VIE because it has entered into certain contractual arrangements that provide DukeNet with additional forms of subordinated financial support. The most significant activities that impact DukeNet’s economic performance relate to its business development and fiber optic capacity marketing and management activities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner. As a result, Duke Energy does not consolidate DukeNet. Accordingly, DukeNet is a non-consolidated VIE that is reported as an equity method investment.

Unless consent by Duke Energy is given, Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase the assets of DukeNet, or guarantee performance.

Renewables

Duke Energy has investments in various renewable energy project entities. Some of these entities are VIEs which are not consolidated because the power to direct and control key activities is shared jointly. Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

FPC Capital I Trust

At December 31, 2012, Progress Energy had variable interests in the FPC Capital I Trust (the Trust) which was a VIE of which Duke Energy was not the primary beneficiary. The Trust, a finance subsidiary, was established in 1999 for the sole purpose of issuing $300 million of 7.10% QUIPS due 2039, and used the proceeds thereof to purchase from Florida Progress Funding Corporation (Funding Corp.), a wholly owned subsidiary of Progress Energy, $300 million of 7.10% Junior Subordinated Deferrable Interest Notes due 2039. The Trust had no other operations and its sole assets were the subordinated notes and related guarantees. Funding Corp. was formed for the sole purpose of providing financing to Duke Energy Florida. Funding Corp. did not engage in business activities other than such financing and had no independent operations. Progress Energy guaranteed the payments of all distributions required by the Trust. On February 1, 2013, Duke Energy redeemed the $300 million of 7.10% QUIPS and subsequently terminated the Trust.

Other

Duke Energy has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is Duke Energy Ohio’s 9 percent ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement through June 2040 to buy power from OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a ROE. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

capacity. As discussed in Note 5, the proposed rulemaking on cooling water intake structures, MATS, CSAPR and CCP’s could increase the costs of OVEC which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006. In addition, the company has guaranteed the performance of certain entities in which the company no longer has an equity interest. As a result, the company has a variable interest in certain other VIEs that are not consolidated.

CRC

As discussed above, CRC is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. Because the receivables generally turnover in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest (equity in CRC) is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred. The key assumptions used in estimating fair value in 2013 and 2012 are detailed in the following table.

		Duke Energy Ohio		Duke Energy Indiana
		2013	2012	2013	2012
Anticipated credit loss ratio		0.6%	0.7%	0.3%	0.3%
Discount rate		1.2%	1.2%	1.2%	1.2%
Receivable turnover rate		12.8%	12.7%	10.3%	10.2%

The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2013	December 31, 2012	June 30, 2013		December 31, 2012

Receivables sold	$257	$282		$312	$289
Less: Retained interests	82	97		110	116
Net receivables sold	$175	$185		$202	$173

The following tables show the retained interests, sales, and cash flows related to receivables sold.

		Duke Energy Ohio		Duke Energy Indiana
		Three Months Ended June 30,		Three Months Ended June 30,
(in millions)		2013	2012	2013	2012
Sales
Receivables sold		$512	$490	$702	$701
Loss recognized on sale		3	3	3	3
Cash flows
Cash proceeds from receivables sold		539	484	721	673
Collection fees received		1	1	1	1
Return received on retained interests		2	1	1	1

	Duke Energy Ohio		Duke Energy Indiana
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Sales
Receivables sold	$1,150	$1,100	$1,449	$1,407
Loss recognized on sale	6	7	6	6
Cash flows
Cash proceeds from receivables sold	1,156	1,120	1,446	1,397
Collection fees received	1	1	1	1
Return received on retained interests	3	3	3	3

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, Maintenance and Other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end London Interbank Offered Rate (LIBOR) plus a fixed rate of 1.00 percent.

12. EARNINGS PER COMMON SHARE (EPS)

Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding.

(In millions, except per-share amounts)	Income	Average Shares	EPS
Three Months Ended June 30, 2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$340	706	$0.48
Three Months Ended June 30, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$444	446	$0.99

(In millions, except per-share amounts)	Income	Average Shares	EPS
Six Months Ended June 30, 2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$969	705	$1.37
Effect of dilutive securities:
Stock options, performance and restricted stock	―	1
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$969	706	$1.37
Six Months Ended June 30, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$736	446	$1.65

As of June 30, 2013 and 2012, 2 million and 4 million, respectively, of stock options and performance and unvested stock awards were not included in the dilutive securities calculation in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

13. STOCK-BASED COMPENSATION

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy recorded pretax stock-based compensation expense as follows.

	Three Months Ended June 30,
(in millions)	2013	2012
Restricted Stock Unit Awards	$12	$6
Performance Awards	7	5
Total	$19	$11
Tax benefit associated with stock-based compensation expense	$8	$4
Stock-based compensation costs capitalized	1	1

	Six Months Ended June 30,
(in millions)	2013	2012
Stock Options	$2	$2
Restricted Stock Unit Awards	26	14
Performance Awards	18	3
Total	$46	$19
Tax benefit associated with stock-based compensation expense	$18	$7
Stock-based compensation costs capitalized	2	1

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

14. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT RETIREMENT PLANS

Duke Energy and its subsidiaries (including legacy Progress Energy and Cinergy businesses) maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans, which cover certain executives.

Net periodic benefit costs disclosed in the tables below for pension and other post-retirement benefit plans represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

Amounts presented in the tables below for the Subsidiary Registrants represent allocated amounts of pension and other post-retirement benefit cost for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliates that provide support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 17.

QUALIFIED PENSION PLANS

The following tables include the components of net periodic pension costs for qualified pension plans.

Three Months Ended June 30, 2013

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$42	$13	$15	$6	$7	$1	$3
Interest cost on projected benefit obligation	80	20	29	12	14	6	7
Expected return on plan assets	(137)	(37)	(49)	(24)	(22)	(7)	(11)
Amortization of prior service credit	(3)	(1)	(1)	―	(1)	―	―
Amortization of actuarial loss	61	15	25	12	13	3	5
Other	1	―	―	―	―	―	―
Net periodic pension costs(a)(b)	$44	$10	$19	$6	$11	$3	$4

	Three Months Ended June 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$22	$8	$16	$7	$7	$1	$3
Interest cost on projected benefit obligation	59	22	32	14	15	8	7
Expected return on plan assets	(94)	(37)	(47)	(23)	(20)	(11)	(11)
Amortization of prior service cost	2	1	2	2	―	―	―
Amortization of actuarial loss	25	12	24	10	12	3	4
Other	1	1	―	―	―	―	―
Net periodic pension costs(a)(b)	$15	$7	$27	$10	$14	$1	$3

(a)

Duke Energy amounts exclude $3 million and $4 million for the three months ended June 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $1 million for each of the three months ended June 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

Six Months Ended June 30, 2013

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$84	$25	$30	$11	$15	$3	$6
Interest cost on projected benefit obligation	160	40	58	25	27	11	14
Expected return on plan assets	(274)	(74)	(99)	(47)	(44)	(15)	(22)
Amortization of prior service credit	(6)	(3)	(2)	―	(1)	―	―
Amortization of actuarial loss	122	30	50	23	25	6	11
Other	3	1	1	―	―	―	―
Net periodic pension costs(a)(b)	$89	$19	$38	$12	$22	$5	$9

	Six Months Ended June 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$45	$17	$31	$13	$14	$3	$5
Interest cost on projected benefit obligation	120	45	63	28	28	16	15
Expected return on plan assets	(188)	(73)	(93)	(47)	(40)	(22)	(23)
Amortization of prior service cost	3	1	4	4	―	―	1
Amortization of actuarial loss	49	23	46	19	23	5	7
Other	2	1	―	―	―	―	―
Net periodic pension costs(a)(b)	$31	$14	$51	$17	$25	$2	$5

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(a)

Duke Energy amounts exclude $6 million and $7 million for the six months ended June 30, 2013, and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $3 million for each of the six months ended June 30, 2013, and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

NON-QUALIFIED PENSION PLANS

The following tables include the components of net periodic pension costs for non-qualified pension plans for registrants with non-qualified pension costs.

	Three Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$ ―	$ ―	$ ―	$ ―
Interest cost on projected benefit obligation	3	1	2	1	1
Amortization of actuarial loss	1	―	1	―	―
Net periodic pension costs	$5	$1	$3	$1	$1

	Three Months Ended June 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Interest cost on projected benefit obligation	$1	$1	$2	$1	$1
Amortization of actuarial loss	1	―	1	―	―
Amortization of prior service cost	1	―	―	―	―
Net periodic pension costs	$3	$1	$3	$1	$1

	Six Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress		Duke Energy Florida
Service cost	$1	$	―	$ ―	$	―	$	―
Interest cost on projected benefit obligation	7		1	4		1		1
Amortization of actuarial loss	3		―	2		―		―
Amortization of prior service credit	(1)		―	(1)		―		―
Net periodic pension costs	$10		$1	$5		$1		$1

	Six Months Ended June 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress		Duke Energy Florida
Service cost	$1	$	―	$1	$	―	$	―
Interest cost on projected benefit obligation	3		1	4		1		1
Amortization of actuarial loss	1		―	2		―		―
Amortization of prior service cost	1		―	―		―		―
Net periodic pension costs	$6		$1	$7		$1		$1

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

OTHER POST-RETIREMENT BENEFIT PLANS

Duke Energy and most of its subsidiaries provide, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$7	$	―	$5	$3	$2	$	―	$	―
Interest cost on accumulated post-retirement benefit obligation	18		3	12	6	4		1		2
Expected return on plan assets	(4)		(2)	―	―	―		―		―
Amortization of prior service credit	(3)		(2)	(1)	(1)	―		―		―
Amortization of actuarial loss (gain)	13		1	15	9	4		(1)		―
Net periodic costs(a)	$31	$	―	$31	$17	$10	$	―		$2

	Three Months Ended June 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$1	$	―	$4	$2	$1	$	―	$	―
Interest cost on accumulated post-retirement benefit obligation	9		4	11	6	4		―		2
Expected return on plan assets	(4)		(2)	―	―	―		―		(1)
Amortization of prior service (credit) cost	(2)		(1)	―	―	―		―		1
Amortization of net transition liability	2		2	1	―	1		―		―
Amortization of actuarial (gain) loss	(1)		―	9	6	3		―		(1)
Net periodic costs(a)	$5		$3	$25	$14	$9	$	―		$1

(a)

Duke Energy amounts exclude $2 million for each of the three months ended June 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

Six Months Ended June 30, 2013

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$14	$1	$11	$6	$4	$	―	$	―
Interest cost on accumulated post-retirement benefit obligation	36	6	23	12	8		1		3
Expected return on plan assets	(7)	(5)	―	―	―		―		―
Amortization of prior service credit	(6)	(4)	(1)	(1)	―		―		―
Amortization of actuarial loss (gain)	26	2	29	18	8		(1)		―
Net periodic pension costs(a)(b)	$63	$ ―	$62	$35	$20	$	―		$3

	Six Months Ended June 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$3	$1	$7	$4	$3	$	―	$	―
Interest cost on accumulated post-retirement benefit obligation	17	8	21	11	9		1		4
Expected return on plan assets	(8)	(5)	(1)	―	(1)		―		(1)
Amortization of prior service (credit) cost	(4)	(2)	―	―	―		―		1
Amortization of net transition liability	4	3	2	―	2		―		―
Amortization of actuarial (gain) loss	(3)	1	15	8	5		(1)		(1)
Net periodic pension costs(a)(b)	$9	$6	$44	$23	$18	$	―		$3

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(a)

Duke Energy amounts exclude $4 million for each of the six months ended June 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $1 million for each of the six months ended June 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

EMPLOYEE SAVINGS PLANS

Duke Energy and Progress Energy sponsor, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions, and, as applicable, after-tax contributions, of up to 6 percent of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted EPS.

Pretax employer matching contributions expensed by the Subsidiary Registrants were as follows.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
For the three months ended June 30,
2013	$30	$10	$10	$6	$3	$1	$1
2012	19	9	10	6	3	1	1

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
For the six months ended June 30,
2013	$71	$24	$22	$12	$7	$2	$3
2012	47	20	22	12	7	2	3

15. SEVERANCE

In conjunction with the merger with Progress Energy, in November 2011 Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. As this was a voluntary severance plan, all severance benefits offered under this plan are considered special termination benefits under U.S. GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent any significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the retention period. Approximately 1,100 employees from Duke Energy and Progress Energy requested severance during the voluntary window, which closed on November 30, 2011. The estimated amount of future severance expense associated with this voluntary plan and other severance benefits through 2014, excluding amounts incurred through June 30, 2013, is expected to be approximately $10 million and most of the costs will be charged to Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida.

Additionally, in the third quarter of 2012, a voluntary severance plan was offered to certain unionized employees of Duke Energy Ohio. Approximately 75 employees accepted the termination benefits during the voluntary window, which closed on October 8, 2012. The expense associated with this plan was not material.

In conjunction with the retirement of Crystal River Unit 3, severance benefits will be made available to certain eligible impacted unionized and non-unionized employees, to the extent that those employees do not find job opportunities at other locations. Approximately 600 employees worked at Crystal River Unit 3. For the six months ended June 30, 2013, Duke Energy Florida deferred $28 million of severance costs as a regulatory asset. An additional $5 million of severance costs is expected to be accrued over the remaining retention period for employees identified to have a significant retention period. However, these employees maintain the ability to accept job opportunities at other Duke Energy locations, which would result in severance not being paid. If a significant amount of these individuals redeploy within Duke Energy, the final severance benefits paid under the plan may be less than what has been accrued to date. Refer to Note 4 for further discussion regarding Crystal River Unit 3.

Amounts included in the table below represent direct and allocated severance and related expense recorded by the Duke Energy Registrants, and are recorded in Operation, maintenance, and other within Operating Expenses on the Condensed Consolidated Statements of Operations. The Duke Energy Registrants recorded no severance expense during the three or six months ended June 30, 2012.

(in millions)			Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Duke Energy(a)			$9		$25
Duke Energy Carolinas			2		7
Progress Energy			6		13
Duke Energy Progress			4		9
Duke Energy Florida			2		4
Duke Energy Ohio			1		2
Duke Energy Indiana			1		2

(a)

Includes $5 million of accelerated stock award expense for the six months ended June 30, 2013. There was an insignificant amount of accelerated stock award expense for the three months ended June 30, 2013.

Amounts included in the table below represent the severance liability for past and ongoing severance plans. Amounts for Subsidiary Registrants do not include allocated expense or associated cash payments. Amounts for Duke Energy Ohio and Duke Energy Indiana are not material.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Balance at December 31, 2012	$135	$12	$43	$23	$6
Provision / Adjustments(a)	35	2	40	4	30
Cash Reductions	(90)	(11)	(31)	(15)	(7)
Balance at June 30, 2013	$80	$3	$52	$12	$29

(a)	Provision / Adjustments for Duke Energy, Progress Energy and Duke Energy Florida includes $28 million of severance costs deferred related to Crystal River Unit 3.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

16. INCOME TAXES AND OTHER TAXES

INCOME TAXES

Duke Energy and its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions. The taxable income of Duke Energy and its subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. These subsidiaries have a tax sharing agreement with Duke Energy where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that each of these subsidiaries would incur if it were a separate company filing its own tax return as a C-Corporation.

The effective tax rates for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Duke Energy	32.5%	32.2%	33.6%	29.8%
Duke Energy Carolinas	37.4%	37.2%	37.2%	36.7%
Progress Energy	59.9%	38.2%	36.7%	36.1%
Duke Energy Progress	39.6%	30.3%	38.7%	31.4%
Duke Energy Florida	38.0%	38.8%	39.8%	37.5%
Duke Energy Ohio	36.3%	39.9%	35.9%	38.1%
Duke Energy Indiana	37.5%	34.4%	37.5%	45.7%

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The increase in the effective tax rate for Duke Energy for the six months ended June 30, 2013, is primarily due to lower pretax income in 2012 due to the Edwardsport IGCC project impairment, Progress Energy results of operations included in 2013, impact of lower AFUDC equity in 2013, and a reduction of foreign deferred taxes in 2012 due to changes in foreign tax rates.

The increase in the effective tax rate for Progress Energy for the three months ended June 30, 2013, is primarily due to the pretax loss in 2013 related to the 2013 FPSC settlement agreement, the impact of lower AFUDC equity and the Employee Stock Ownership Plan (ESOP) dividend deduction being recorded at Duke Energy in 2013.

The increase in the effective tax rate for Duke Energy Progress for the three and six months ended June 30, 2013, is primarily due to the favorable prior-year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

The increase in the effective tax rate for Duke Energy Florida for the six months ended June 30, 2013, was primarily due to charges related to the 2013 FPSC settlement agreement, the favorable prior-year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

The decrease in the effective tax rate for Duke Energy Ohio for the three months ended June 30, 2013, is primarily due to a one time true up of accumulated deferred income taxes in 2012.

The increase in the effective tax rate for Duke Energy Indiana for the three months ended June 30, 2013, is primarily due to the impact of lower AFUDC equity in 2013. The decrease in the effective tax rate for Duke Energy Indiana for the six months ended June 30, 2013, is primarily due to pretax income in 2013 compared to pretax loss in 2012 related to the Edwardsport IGCC project impairment and the impact of AFUDC equity in 2013 that reduced the tax expense compared to higher AFUDC equity in 2012, which increased the tax benefit.

On July 23, 2013, North Carolina House Bill 998 (HB 998) was signed into law. HB 998 reduces the North Carolina corporate income tax rate from a statutory 6.9 percent to 6.0 percent in January 2014 with a further reduction to 5.0 percent in January 2015. Duke Energy anticipates a net reduction of approximately $150 million to its North Carolina deferred tax liability based on a preliminary analysis. The significant majority of this deferred tax liability relates to Duke Energy Carolinas and Duke Energy Progress. Therefore, it is expected that the offsetting impact will be recorded as a regulatory liability reflecting a future benefit to Duke Energy Carolinas’ and Duke Energy Progress’ customers. The impact of HB 998 is not expected to have a significant impact to the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.

EXCISE TAXES

Certain excise taxes levied by state or local governments are collected by the Duke Energy Registrants from their customers. These taxes, which are required to be paid regardless of the Duke Energy Registrants’ ability to collect from the customer, are accounted for on a gross basis. When the Duke Energy Registrants act as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. The Duke Energy Registrants’ excise taxes accounted for on a gross basis and recorded as operating revenues in the Condensed Consolidated Statements of Operations are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Duke Energy	$142	$70	$291	$147
Duke Energy Carolinas	37	39	78	78
Progress Energy	73	77	141	146
Duke Energy Progress	27	26	55	52
Duke Energy Florida	46	51	86	94
Duke Energy Ohio	24	23	55	53
Duke Energy Indiana	8	8	17	16

17. RELATED PARTY TRANSACTIONS

The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana for balances due to or due from related parties. Amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012		2013	2012
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$235		$254	$478		$489
Indemnification coverages(b)	6		6	11		11
Joint Dispatch Agreement (JDA) revenue(c)	24		―	77		―
JDA expense(c)	22		―	32		―
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$111	$	―	$273	$	―
Corporate governance and shared services provided to Duke Energy(d)	22		―	50		―
Indemnification coverages(b)	9		―	17		―
JDA revenue(c)	22		―	32		―
JDA expense(c)	24		―	77		―
Duke Energy Progress
Corporate governance and shared service expenses(a)	$66		$59	$162		$111
Indemnification coverages(b)	5		―	10		―
JDA revenue(c)	22		―	32		―
JDA expense(c)	24		―	77		―
Duke Energy Florida
Corporate governance and shared service expenses(a)	$45		$45	$111		$84
Indemnification coverages(b)	4		―	7		―
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$85		$86	$172		$176
Indemnification coverages(b)	4		3	8		7
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$101		$98	$200		$199
Indemnification coverages(b)	3		2	5		4

(a)

The Subsidiary Registrants are charged their proportionate share of corporate governance and other costs by unconsolidated affiliates that are consolidated affiliates of Duke Energy and Progress Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)

The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)

Effective with the consummation of the merger between Duke Energy and Progress Energy, Duke Energy Carolinas and Duke Energy Progress began to participate in a JDA which allowed the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(d)

Progress Energy charges a proportionate share of corporate governance and other costs to unconsolidated affiliates that are consolidated affiliates of Duke Energy. Corporate governance and other shared costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges are recorded as an offset to Operation, maintenance and other in the Condensed Consolidated Statements of Operations and Comprehensive Income.

PART I

In addition to the amounts presented above, the Subsidiary Registrants record income associated with the rental of office space to consolidated affiliates of Duke Energy, as well as their proportionate share of certain charged expenses from affiliates of Duke Energy. The Subsidiary Registrants participate in a money pool arrangement with Duke Energy and certain of its subsidiaries. See Note 6 for more information regarding money pool. As discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. Rental income, interest income and interest expense on these transactions were not material for the three or six months ended June 30, 2013 and 2012.

In January 2012, Duke Energy Ohio recorded a non-cash after tax equity transfer of $28 million related to the sale of Vermilion to Duke Energy Indiana. Duke Energy Indiana recorded a non-cash after tax equity transfer of $26 million for the purchase of Vermillion from Duke Energy Ohio. See note 2 for further discussion.

Duke Energy Commercial Asset Management (DECAM) is a non-regulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities, including the execution of commodity transactions, third party vendor and supply contracts and service contracts, for certain of Duke Energy’s non-regulated entities. The commodity contracts that DECAM enters either do not qualify as hedges or are accounted for as undesignated contracts, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income. In addition, equal and offsetting mark-to-market impacts of intercompany contracts with non-regulated entities are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income representing the pass through of the economics of the original contracts to non-regulated entities in accordance with contractual arrangements between Duke Energy Ohio and non-regulated entities. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its non-regulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable with the subsidiary of Duke Energy of $31 million and $79 million as of June 30, 2013 and December 31, 2012, respectively. These amounts are recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.

PART I

18. NEW ACCOUNTING STANDARDS

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to June 30, 2012, and the impact of such adoption, if applicable, has been presented in the accompanying Condensed Consolidated Financial Statements:

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210 — Balance Sheet

In January 2013, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS). The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting arrangement and/or similar agreement. The revised guidance requires that certain enhanced quantitative and qualitative disclosures be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments including associated collateral. For the Duke Energy Registrants, the revised disclosure guidance was effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures, this revised guidance does not impact the Duke Energy Registrants’ results of operations, cash flows or financial position.

ASC 220 — Comprehensive Income

In February 2013, the FASB amended the existing requirements for presenting comprehensive income in financial statements to improve the reporting of reclassifications out of AOCI. The amendments in the guidance seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of AOCI is reclassified to a balance sheet account (for example, property, plant and equipment) instead of directly to income or expense in the same reporting period. For the Duke Energy Registrants, this revised guidance was effective on a prospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures and a change in the presentation of the consolidated statement of equity, this revised guidance does not impact the Duke Energy Registrants’ results of operations, cash flows or financial position.

The following new Accounting Standards Update (ASU) has been issued, but has not yet been adopted by Duke Energy, as of June 30, 2013.

ASC 830—Foreign Currency Matters. In March 2013, the FASB issued revised accounting guidance to resolve the diversity in practice about the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate) within a foreign entity. In addition, the amendments resolve the diversity in practice for the release of the cumulative translation adjustment involving business combinations achieved in stages by either a Duke investor or a third party acquirer. For the Duke Energy Registrants, the revised accounting guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2014. The revised guidance will impact the timing of the recognition of the cumulative translation adjustment for certain future transactions and therefore, could impact the Duke Energy Registrants’ results of operations, cash flows and financial position.

19. SUBSEQUENT EVENTS

For information on subsequent events related to regulatory matters, commitments and contingencies, debt and credit facilities, and income taxes, see Notes 4, 5, 6 and 16, respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DUKE ENERGY

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) through its wholly owned subsidiaries Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Progress, Inc. (Duke Energy Progress) (formerly Carolina Power & Light Company d/b/a Progress Energy Carolinas), Duke Energy Florida, Inc. (Duke Energy Florida) (formerly Florida Power Corporation d/b/a Progress Energy Florida, Inc.), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through International Energy.

When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Inc. (Progress Energy), Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

On July 2, 2012, Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation, and Progress Energy becoming a wholly owned subsidiary of Duke Energy. Duke Energy Progress and Duke Energy Florida, Progress Energy’s regulated utility subsidiaries, are now indirect wholly owned subsidiaries of Duke Energy. Duke Energy’s Condensed Consolidated Financial Statements include Progress Energy, Duke Energy Progress and Duke Energy Florida activity beginning July 2, 2012.

Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding as of July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. See Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions, Dispositions and Sales of Other Assets,” for information related to the merger with Progress Energy.

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings and adjusted diluted earnings per share (EPS), discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes and in conjunction with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on a both GAAP and non-GAAP basis.

Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS, which are measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the dollar and per share impact of special items and the mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the mark-to-market impact of derivative contracts, which are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Power segment. The mark-to-market impact of the derivative contracts is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of the generation assets is subject to fluctuations in fair value due to market price volatility of the input and output commodities (e.g. coal, electricity, natural gas) and as such the economic hedging involves both purchases and sales of those input and output commodities related to the generation assets. Because the operations of the generation assets are accounted for under the accrual method, management believes that excluding the impacts of mark-to-market changes of the economic hedge contracts from operating earnings until settlement better matches the financial impacts of the hedge contract with the portion of economic value of the underlying hedged asset. Management believes that the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS attributable to Duke Energy Corporation common shareholders, which include the dollar and per share impact of special items, the mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

Executive Overview

Reconciliations of adjusted earnings to GAAP Net Income Attributable to Duke Energy Corporation and adjusted diluted EPS to GAAP diluted EPS Attributable to Duke Energy Corporation common shareholders (amounts are net of tax) follow.

	Three Months Ended June 30,
	2013		2012
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings	$617	$0.87	$456	$1.02
Crystal River Unit 3 impairment	(180)	(0.26)	-	-
Nuclear development charges	(57)	(0.08)	-	-
Costs to achieve Progress Energy merger	(51)	(0.07)	(7)	(0.02)
Litigation reserve	(31)	(0.04)	-	-
Economic hedges (mark-to-market)	44	0.06	(4)	(0.01)
Income from discontinued operations	(3)	-	(1)	-
Net income attributable to Duke Energy	$339	$0.48	$444	$0.99

PART I

The variance in adjusted earnings for the three months ended June 30, 2013, compared to the same period in 2012, was primarily due to:

•          The inclusion of Progress Energy results beginning July 2, 2012.

Partially offset by:

•          Lower results in the nonregulated generation businesses due to lower PJM Interconnection, LLC (PJM) capacity prices;

•          Unfavorable weather in 2013 compared to 2012; and

•          Unfavorable impact of an extended planned maintenance outage at National Methanol Company;

•          Incremental shares issued to complete the Progress Energy merger (impacts per diluted share amounts only).

	Six Months Ended June 30,
	2013		2012
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings	$1,333	$1.89	$962	$2.16
Crystal River Unit 3 impairment	(180)	(0.26)	-	-
Costs to achieve Progress Energy merger	(85)	(0.13)	(13)	(0.03)
Nuclear development charges	(57)	(0.08)	-	-
Litigation reserve	(31)	(0.04)	-	-
Economic hedges (mark-to-market)	(4)	(0.01)	(3)	(0.01)
Edwardsport charges	-	-	(268)	(0.60)
Voluntary Opportunity Plan deferral	-	-	60	0.13
Income from discontinued operations	(3)	-	1	-
Net income attributable to Duke Energy	$973	$1.37	$739	$1.65

The variance in adjusted earnings for six months ended June 30, 2013, compared to the same period in 2012, was primarily due to:

•          The inclusion of Progress Energy results beginning July 2, 2012; and

•          Favorable weather in 2013 compared to 2012.

Partially offset by:

•          Lower results in Latin America due to lower sales volumes, higher purchased power costs and unfavorable foreign exchange rates;

•          Lower results in the nonregulated generation businesses due to lower PJM capacity prices; and

•          Incremental shares issued to complete the Progress Energy merger (impacts per diluted share amounts only).

Segment Results

Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for special items and the mark-to-market impact of economic hedges in the Commercial Power segment. Management believes that the presentation of adjusted segment income provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is segment income, which represents segment income from continuing operations, including any special items and the mark-to-market impact of economic hedges in the Commercial Power segment.

See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

Duke Energy’s segment income and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate segment income or adjusted segment income in the same manner. The following tables reconcile adjusted segment income to segment income, and Net Income Attributable to Duke Energy Corporation (amounts are net of tax).

	Three Months Ended June 30, 2013
(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$590	$(3)	$87	$674	$(57)	$617
Crystal River Unit 3 impairment	(180)	-	-	(180)	-	(180)
Nuclear development charges	(57)	-	-	(57)	-	(57)
Costs to achieve Progress Energy merger	-	-	-	-	(51)	(51)
Litigation reserve	-	-	-	-	(31)	(31)
Mark-to-market impact of economic hedges	-	44	-	44	-	44
Segment income (loss)	$353	$41	$87	$481	$(139)	342
Loss from Discontinued Operations						(3)
Net Income Attributable to Duke Energy Corporation						$339

	Three Months Ended June 30, 2012
(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$337	$32	$105	$474	$(18)	$456
Costs to achieve Progress Energy merger	-	-	-	-	(7)	(7)
Mark-to-market impact of economic hedges	-	(4)	-	(4)	-	(4)
Segment income	$337	$28	$105	$470	$(25)	445
Loss from Discontinued Operations						(1)
Net Income Attributable to Duke Energy Corporation						$444

	Six Months Ended June 30, 2013
(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$1,246	$3	$184	$1,433	$(100)	$1,333
Crystal River Unit 3 impairment	(180)	-	-	(180)	-	(180)
Costs to achieve Progress Energy merger	-	-	-	-	(85)	(85)
Nuclear development charges	(57)	-	-	(57)	-	(57)
Litigation reserve	-	-	-	-	(31)	(31)
Mark-to-market impact of economic hedges	-	(4)	-	(4)	-	(4)
Segment income (loss)	$1,009	$(1)	$184	$1,192	$(216)	976
Loss from Discontinued Operations						(3)
Net Income Attributable to Duke Energy Corporation						$973

	Six Months Ended June 30, 2012
(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$681	$62	$247	$990	$(28)	$962
Edwardsport impairment	(268)	-	-	(268)	-	(268)
Costs to achieve Progress Energy merger	-	-	-	-	(13)	(13)
Mark-to-market impact of economic hedges	-	(3)	-	(3)	-	(3)
Voluntary Opportunity Plan deferral	60	-	-	60	-	60
Segment income	$473	$59	$247	$779	$(41)	738
Income from Discontinued Operations						1
Net Income Attributable to Duke Energy Corporation						$739

PART I

The remaining information presented through this discussion of results of operations is presented on a GAAP basis.

U.S. FRANCHISED ELECTRIC AND GAS (USFE&G)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Variance	2013	2012	Variance
Operating Revenues	$4,920	$2,697	$2,223	$9,980	$5,365	$4,615
Operating Expenses	4,165	2,099	2,066	8,005	4,481	3,524
Gains on Sales of Other Assets and Other, net	4	3	1	6	7	(1)
Operating Income	759	601	158	1,981	891	1,090
Other Income and Expenses, net	48	62	(14)	109	124	(15)
Interest Expense	242	143	99	478	289	189
Income Before Income Taxes	565	520	45	1,612	726	886
Income Tax Expense	212	183	29	603	253	350
Segment Income	$353	$337	$16	$1,009	$473	$536

Duke Energy Carolinas GWh sales(a)(b)	20,202	19,574	628	42,448	39,035	3,413
Duke Energy Progress GWh sales(a)(c)(d)	14,055	13,466	589	28,756	26,634	2,122
Duke Energy Florida GWh sales(a)(e)	9,853	9,938	(85)	17,869	18,349	(480)
Duke Energy Ohio GWh sales(a)	5,800	5,942	(142)	11,978	11,796	182
Duke Energy Indiana GWh sales(a)	7,937	8,292	(355)	16,442	16,761	(319)
Total USFE&G GWh sales	57,847	57,212	635	117,493	112,575	4,918
Net proportional MW capacity in operation(f)				49,560	27,145	22,415

(a)	Gigawatt-hours (GWh).
(b)

Includes 168 and 352 GWh sales associated with interim firm power sale agreements (Interim FERC Mitigation) entered into as part of FERC's approval of the merger with Progress Energy, which are not included in the operating results in the table above, for the three and six months ended June 30, 2013, respectively. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets," for a discussion of the Interim FERC Mitigation.

(c)

Includes 303 GWh sales associated with the Interim FERC Mitigation, which are not included in the operating results in the table above, for both the three and six months ended June 30, 2013. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets," for a discussion of the Interim FERC Mitigation.

(d)	All of Duke Energy Progress' GWh sales for the six months ended June 30, 2012 occurred prior to the merger between Duke Energy and Progress Energy.
(e)	All of Duke Energy Florida's GWh sales for the six months ended June 30, 2012 occurred prior to the merger between Duke Energy and Progress Energy.
(f)	Megawatt (MW).

PART I

Three Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was driven primarily by:

•       A $2,222 million increase in operating revenues due to the inclusion of Progress Energy operating revenues beginning in July 2012, and

•       A $44 million net increase in rate riders primarily due to updates to the riders, and in retail pricing.

Partially offsetting these increases were:

•       A $48 million decrease in electric sales (net of fuel revenue) to retail customers due to less favorable weather conditions in the second quarter of 2013 compared to the same period in 2012. For the Carolinas, cooling degree days for the second quarter of 2013 were 15 percent below normal as compared to 5 percent above normal during the same period in 2012. For Indiana and Ohio, cooling degree days for the second quarter of 2013 were 1 percent below normal as compared to 37 percent above normal during the same period in 2012, and

•         A $24 million decrease in fuel revenues (including emission allowances) driven primarily by decreased demand from electric retail customers in the second quarter of 2013 compared to the same period in 2012 mainly due to less favorable weather conditions, lower fuel rates for electric retail customers in all jurisdictions, and lower revenues for purchases of power in the Carolinas and Ohio. Fuel revenues represent sales to retail and wholesale customers.

Operating Expenses. The variance was driven primarily by:

•    A $1,742 million increase in operating expenses due to the inclusion of Progress Energy operating expenses beginning in July 2012, and

•    A $345 million impairment charge under the 2013 Settlement agreement. This charge is primarily comprised of $295 million related to the agreement to forego recovery of a portion of the Crystal River Unit 3 regulatory asset, and a $65 million charge to write-off the wholesale portion of Levy investments. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Partially offsetting these increases was:

•    A $28 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) lower volumes of coal used in electric generation primarily due to decreased generation resulting from less favorable weather conditions, (ii) lower purchased power costs in (a) the Carolinas, primarily due to additional generating capacity placed in-service late 2012, and (b) Ohio, primarily due to reduced sales volumes, partially offset by (iii) higher prices of natural gas used in electric generation, and (iv) higher volumes of natural gas used in electric generation, due primarily to additional generating capacity placed in service.

Interest Expense. The variance was primarily driven by the inclusion of Progress Energy interest expense beginning in July 2012.

Income Tax Expense. The variance was primarily due to an increase in pretax income.  The effective tax rate for the three months ended June 30, 2013 and 2012 was 37.6% and 35.1%, respectively.  The increase in the effective tax rate was primarily due to an increase in pretax income and a reduction in allowance for funds used during construction (AFUDC) equity.

Segment Income.  The variance resulted primarily from the inclusion of Progress Energy results beginning in July 2012 and higher net rate riders and retail pricing. These positive impacts were partially offset by the charge related to the 2013 Settlement agreement and less favorable weather.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was driven primarily by:

•       A $4,339 million increase in operating revenues due to the inclusion of Progress Energy operating revenues beginning in July 2012,

•       A $95 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from electric retail customers in 2013 compared to the same period in 2012 mainly due to favorable weather conditions, partially offset by lower fuel rates for electric retail customers in all jurisdictions, except Kentucky, and lower revenues for purchases of power in the Carolinas, Indiana, and Ohio. Fuel revenues represent sales to retail and wholesale customers,

PART I

•       A $76 million net increase in rate riders primarily due to updates to the riders, and in retail pricing primarily due to revised retail rates resulting from the 2011 North Carolina and South Carolina rate cases implemented February 2012,

•       A $58 million increase in electric and gas sales (net of fuel revenue) to retail customers due to favorable weather conditions in 2013 compared to 2012. For the Carolinas, Indiana and Ohio, weather statistics for heating degree days in 2013 were favorable compared to the same period in 2012. For the Carolinas, Indiana and Ohio, weather statistics for cooling degree days in 2013 were unfavorable compared to the same period in 2012, and

•       A $34 million net increase in wholesale power revenues, net of sharing, primarily due to a new customer, additional volumes and charges for capacity for customers served under long-term contracts.

Operating Expenses. The variance was driven primarily by:

•    A $3,393 million increase in operating expenses due to the inclusion of Progress Energy operating expenses beginning in July 2012,

•    A $345 million impairment charge under the 2013 FPSC Settlement agreement. This charge is primarily comprised of $295 million related to the agreement to forego recovery of a portion of the Crystal River Unit 3 regulatory asset, and a $65 million charge to write-off the wholesale portion of Levy investments. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information,

•    A $105 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) higher volumes of coal used in electric generation primarily due to increased generation due to favorable weather conditions, (ii) higher volumes of natural gas used in electric generation due primarily to additional generating capacity placed in service, and (iii) higher prices for natural gas and coal used in electric generation, partially offset by (iv) lower purchased power costs in (a) the Carolinas, primarily due to additional generating capacity placed in-service late 2012 and reflective of market conditions, (b) Indiana, reflective of market conditions, and (c) Ohio, primarily due to reduced sales volumes, and

•    A $100 million increase in operating and maintenance expense primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs.

Partially offsetting these increases was:

•    A $420 million decrease due to a prior year impairment and other charges related to the Edwardsport IGCC plant. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

Interest Expense. The variance was primarily driven by the inclusion of Progress Energy interest expense beginning in July 2012.

Income Tax Expense. The variance was primarily due to an increase in pretax income.  The effective tax rate for the six months ended June 30, 2013 and 2012 was 37.4% and 34.9%, respectively.  The increase in the effective tax rate was primarily due to an increase in pretax income and a reduction in AFUDC equity.

Segment Income.  The variance resulted primarily from the inclusion of Progress Energy results beginning in July 2012, the 2012 impairment and other charges related to the Edwardsport integrated gasification combined cycle (IGCC) plant, higher net rate riders and retail pricing, favorable weather, and the net increase in wholesale power revenues. These positive impacts were partially offset by the charge related to the 2013 FPSC Settlement agreement, higher income tax expense and higher operating and maintenance expenses.

Matters Impacting Future USFE&G Results

USFE&G has settlement agreements related to rate cases in North Carolina and South Carolina before the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC). USFE&G’s financial condition, results of operations and cash flows could be adversely impacted if these settlement agreements are denied or delayed by the NCUC or PSCSC. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On April 12, 2013, the North Carolina Supreme Court (NCSC) issued an order requiring the NCUC to make an independent determination regarding the proper return on equity included in Duke Energy Carolinas’ rate increase approved on January 27, 2012. The NCSC indicated the determination should be based upon appropriate findings of fact that balance all the available evidence, including the impact of changing economic conditions on customers. USFE&G’s financial condition, results of operations and cash flows could be adversely impacted if the NCUC determines the return of equity should be adjusted. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

The FPSC is reviewing the prudence of the retirement decision, the mediated resolution of insurance claims with NEIL, and recovery of regulatory assets related to Duke Energy Florida’s Crystal River Unit 3. A procedural schedule has been established providing for hearings in October 2013. On August 1 2013, Duke Energy Florida, the Florida Office of Public Counsel and other customer advocates filed a Revised and Restated Stipulation and Settlement Agreement (2013 Settlement) with the FPSC. If approved, the 2013 Settlement will replace and supplant the 2012 Settlement and substantially resolve additional issues, including (i) matters related to Crystal River Unit 3, (ii) Levy, (iii) Crystal River 1 and 2 coal units, and (iv) future generation needs in Florida. USFE&G’s financial condition, results of operations and cash flows could be adversely impacted if the FPSC issues an unfavorable ruling on the 2013 Settlement Agreement. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

COMMERCIAL POWER

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Variance	2013	2012	Variance
Operating Revenues	$557	$502	$55	$1,009	$1,082	$(73)
Operating Expenses	508	460	48	1,041	990	51
Gains on Sales of Other Assets and Other, net	1	1	-	1	1	-
Operating (Loss) Income	50	43	7	(31)	93	(124)
Other Income and Expense, net	-	17	(17)	11	25	(14)
Interest Expense	17	22	(5)	32	41	(9)
Income (Loss) Before Income Taxes	33	38	(5)	(52)	77	(129)
Income Tax (Benefit) Expense	(8)	10	(18)	(51)	18	(69)
Segment Income (Loss)	$41	$28	$13	$(1)	$59	$(60)

Coal-fired plant production, GWh	4,185	3,299	886	8,734	7,367	1,367
Gas-fired plant production, GWh	3,341	4,513	(1,172)	7,238	9,096	(1,858)
Renewable plant production, GWh	1,415	786	629	2,820	1,784	1,036
Total Commercial Power production, GWh	8,941	8,598	343	18,792	18,247	545
Net proportional MW capacity in operation				8,127	7,757	370

PART I

Three Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was driven primarily by:

•          An $85 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $79 million in 2013 compared to losses of $6 million in 2012,

•          A $22 million increase in electric revenues from higher production in the renewables portfolio, and

•          A $16 million increase in electric revenues from the coal-fired generation assets driven primarily by increased volumes, partially offset by lower power prices.

Partially offsetting these increases were:

•          A $39 million decrease in PJM capacity revenues related to lower average cleared capacity auction pricing in 2013 compared to 2012, and

•          A $26 million decrease in electric revenues from Duke Energy Generation Services, Inc. (DEGS), excluding renewables, due primarily to the sale of non-core business operations.

Operating Expenses. The variance was driven primarily by:

•          A $31 million increase in fuel expenses from the gas-fired generation assets driven by higher natural gas costs, partially offset by lower natural gas volumes,

•          A $15 million increase due to the prior year collection of a previously written off receivable associated with the Lehman Brothers bankruptcy,

•          A $14 million increase in fuel expenses from the coal-fired generation assets driven by higher cost of coal, and

•          A $10 million increase in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $10 million in 2013 compared to no losses in 2012.

Partially offsetting these increases was:

•          A $17 million decrease in DEGS, excluding renewables, operating expenses due primarily to the sale of non-core business operations.

Other Income and Expenses, net. The decrease in 2013 as compared to 2012 is primarily due to lower equity earnings on the renewables portfolio.

Income Tax (Benefit) Expense. The variance was primarily due to a decrease in pretax income and higher production tax credits in 2013 for the Renewables portfolio.  The effective tax rate for the three months ended June 30, 2013 and 2012 was (23.3%) and 26.9%, respectively.  The decrease in the effective tax rate for the period was primarily due to higher production tax credits that generated an overall tax benefit in 2013 compared to an overall tax expense in 2012.

Segment Income. The increase is primarily attributable to favorable net mark-to-market results on non-qualifying commodity hedge contracts and higher production tax credits in 2013 for the renewables portfolio. These positive impacts were partially offset by lower PJM capacity revenues and lower operating income from the gas-fired generation assets.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was driven primarily by:

•          A $100 million decrease in PJM capacity revenues related to lower average cleared capacity auction pricing in 2013 compared to 2012, and

•          A $52 million decrease in electric revenues from DEGS, excluding renewables, due primarily to the sale of non-core business operations.

Partially offsetting these decreases were:

PART I

•          A $39 million increase in electric revenues from higher production in the renewables portfolio,

•          A $21 million increase in electric revenues from the gas-fired generation assets driven primarily by higher power prices, partially offset by decreased volumes, and

•          A $14 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $11 million in 2013 compared to losses of $3 million in 2012.

Operating Expenses. The variance was driven primarily by:

•          A $49 million increase in fuel expenses from the gas-fired generation assets driven by higher natural gas costs, partially offset by lower natural gas volumes,

•          A $16 million increase in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $17 million in 2013 compared to losses of $1 million in 2012,

•          A $15 million increase due to the prior year collection of a previously written off receivable associated with the Lehman Brothers bankruptcy,

•          A $15 million increase in operating expense for the renewables portfolio, and

•          An $11 million increase in depreciation expense driven primarily by additional renewable assets in operation.

Partially offsetting these increases were:

•          A $31 million decrease in DEGS, excluding renewables, operating expenses due primarily to the sale of non-core business operations,

•          A $16 million decrease in purchased power to serve competitive retail load auctions, and

•          An $11 million decrease in purchased capacity and power to serve Duke Energy Retail customers.

Income Tax (Benefit) Expense. The variance was primarily due to a decrease in pretax income and higher tax credits in 2013 for the Renewables portfolio. The effective tax rate for the six months ended June 30, 2013 and 2012 was 97.6% and 23.1%, respectively. The increase in the effective tax rate for the period was primarily due to a pretax loss in 2013 compared to pretax income in 2012 and the impact of higher tax credits in 2013.

Segment Income. The decrease is primarily attributable to lower PJM capacity revenues and lower operating income from the gas-fired generation assets. These negative impacts were partially offset by higher income tax benefits and higher Duke Energy Retail operating income.

Matters Impacting Future Commercial Power Results

Changes or variability in assumptions used in calculating the fair value of the renewables reporting unit for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill, and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $110 million at June 30, 2013.

The current low energy price projections, as well as recently issued and proposed environmental regulations pertaining to coal and coal-fired generating facilities, and outcomes of pending regulatory proceedings could impact future cash flows and market valuations of Commercial Power’s coal-fired generation assets which could lead to impairment charges.

INTERNATIONAL ENERGY

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Variance	2013	2012	Variance
Operating Revenues	$406	$397	$9	$798	$799	$(1)
Operating Expenses	270	257	13	533	502	31
Operating Income	136	140	(4)	265	297	(32)
Other Income and Expense, net	14	36	(22)	47	90	(43)
Interest Expense	17	21	(4)	38	37	1
Income Before Income Taxes	133	155	(22)	274	350	(76)
Income Tax Expense	42	46	(4)	84	95	(11)
Less: Income Attributable to Noncontrolling Interests	4	4	-	6	8	(2)
Segment Income	$87	$105	$(18)	$184	$247	$(63)

Sales, GWh	4,926	4,882	44	9,682	9,956	(274)
Net proportional MW capacity in operation			-	4,584	4,225	359

Three Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was driven primarily by:

•       A $19 million increase in Chile as a result of asset acquisition in the second half of 2012.

PART I

Partially offsetting this increase was:

•       A $6 million decrease in Central America as a result of lower average prices, and

•       A $4 million decrease in Argentina due to unfavorable hydrology and exchange rates, partially offset by higher average prices.

Operating Expenses. The variance was driven primarily by:

•       A $14 million increase in Chile as a result of asset acquisition in the second half of 2012,

•       A $5 million increase in Brazil primarily due to higher purchased power and prior year reversal of bad debt provision, partially offset by favorable exchange rates,

 •      A $4 million increase in Peru due to higher purchased power partially offset by lower fuel costs, and

•       A $3 million increase in Ecuador as a result of higher fuel consumption.

Partially offsetting these increases was:

•       A $15 million decrease in Central America due to lower purchased power and fuel costs.

Other Income and Expense, net. The decrease was primarily driven by a net remeasurement loss in Peru due to strengthening of the U.S. dollar, and lower equity earnings at National Methanol Company (NMC) as a result of lower average methyl tertiary butyl ether (MTBE) prices and volumes resulting from planned maintenance in the current year, partially offset by lower butane costs.

Segment Income. The decrease was primarily due to lower equity earnings in NMC, a remeasurement loss on US denominated debt in Peru, and unfavorable hydrology in Argentina partially offset by favorable results in Central America.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was driven primarily by:

•       A $26 million decrease in Brazil due to lower sales volumes and unfavorable exchange rates, partially offset by higher average prices, and

•       An $8 million decrease in Argentina as a result of unfavorable hydrology and exchange rates, partially offset by higher average prices.

Partially offsetting these decreases were:

•       A $26 million increase in Chile as a result of asset acquisition in the second half of 2012,

•       A $4 million increase in Peru due to higher energy sales volumes partially offset by lower average prices, and

•       A $3 million increase in Ecuador as a result of higher volumes.

Operating Expenses. The variance was driven primarily by:

•       A $21 million increase in Chile due to asset acquisition in the second half of 2012,

•       A $9 million increase in Peru due to higher purchased power and transmission costs, partially offset by lower fuel consumption,

•       An $8 million increase in Brazil due to higher purchased power costs, partially offset by favorable exchange rates, and

•       A $7 million increase in Ecuador as a result of higher planned maintenance costs and fuel consumption.

Partially offsetting these increases was:

•       A $17 million decrease in Central America as a result of lower fuel prices.

Other Income and Expense, net. The decrease was primarily driven by a net remeasurement loss in Latin America due to strengthening of the U.S. dollar, and lower equity earnings at NMC as a result of lower MTBE average prices and volumes resulting from planned maintenance in the current year, partially offset by lower butane costs.

Income Tax Expense. The variance was primarily due to an increase in pretax income.  The effective tax rate for the six months ended June 30, 2013 and 2012 was 30.6% and 27.1%, respectively.

Segment Income. The decrease was primarily due to lower equity earnings in NMC, lower results in Brazil and unfavorable exchange rates.

OTHER

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Variance	2013	2012	Variance
Operating Revenues	$36	$16	$20	$71	$31	$40
Operating Expenses	156	14	142	246	30	216
Losses on Sales of Other Assets and Other, net	(4)	-	(4)	(4)	(1)	(3)
Operating (Loss) Income	(124)	2	(126)	(179)	-	(179)
Other Income and Expense, net	8	(6)	14	19	(1)	20
Interest Expense	105	46	59	200	89	111
Loss Before Income Taxes	(221)	(50)	(171)	(360)	(90)	(270)
Income Tax Benefit	(81)	(25)	(56)	(141)	(49)	(92)
Less: Loss Attributable to Noncontrolling Interests	(1)	-	(1)	(3)	-	(3)
Net Expense	$(139)	$(25)	$(114)	$(216)	$(41)	$(175)

PART I

Three Months Ended June 30, 2013 as Compared to June 30, 2012

Operating revenues. The variance was driven primarily by mark-to-market activity of mitigation sales related to the Progress Energy merger and higher premiums earned at Bison Insurance Company Limited (Bison) as a result of the addition of Progress Energy. These positive impacts were partially offset by mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating expenses. The variance was driven primarily by charges related to the Progress Energy merger including mitigation sales and system integration costs, a litigation reserve in 2013, increased severance charges, and increased reinsurance expenses at Bison due to the addition of Progress Energy.

Other income and expense, net. The variance was driven primarily by higher returns on investments that support benefit obligations in 2013 compared to 2012.

Interest expense. The variance was due primarily to higher debt balances as a result of the inclusion of Progress Energy interest expense beginning in July 2012 and additional debt issuances.

Income tax benefit. The variance was primarily due to an increase in pretax loss.  The effective tax rate for the three months ended June 30, 2013 and 2012 was 37.0% and 50.0%, respectively.

Net expense. The variance was due primarily to charges related to the Progress Energy merger including mitigation sales and system integration costs, higher interest expense, a litigation reserve in 2013, increased severance charges, and additional debt issuances. These negative impacts were partially offset by higher income tax benefit due to increased net expense.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating revenues. The variance was driven primarily by mark-to-market activity of mitigation sales related to the Progress Energy merger and higher premiums earned at Bison as a result of the addition of Progress Energy. These positive impacts were partially offset by mark-to-market activity at DETM.

Operating expenses. The variance was driven primarily by charges related to the Progress Energy merger including mitigation sales and system integration costs, a litigation reserve in 2013, increased severance charges and unfavorable loss experience, and increased reinsurance expenses due to the addition of Progress Energy at Bison.

Other income and expense, net. The variance was driven primarily by higher returns on investments that support benefit obligations in 2013 compared to 2012 and impairments and gains on sales of investments in the prior year.

Interest expense. The variance was due primarily to higher debt balances as a result of the inclusion of Progress Energy interest expense beginning in July 2012 and additional debt issuances.

Income tax benefit. The variance was primarily due to an increase in pretax loss.  The effective tax rate for the six months ended June 30, 2013 and 2012 was 39.1% and 54.4%, respectively.

Net expense. The variance was due primarily to charges related to the Progress Energy merger including mitigation sales and system integration costs, higher interest expense, a litigation reserve in 2013, increased severance charges, and additional debt issuances. These negative impacts were partially offset by higher income tax benefit due to increased net expense and higher returns on investments that support benefit obligations in 2013 compared to 2012.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50 percent interest in Crescent Resources LLC (Crescent), which was a real estate joint venture formed by Duke Energy in 2006 that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50 percent ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize a loss, for tax purposes, on its interest in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, it is possible that Duke Energy could incur a future tax liability related to the tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

PART I

DUKE ENERGY CAROLINAS

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Six Months Ended June 30,
(in millions)	2013	2012	Variance
Operating Revenues	$3,320	$3,117	$203
Operating Expenses	2,537	2,262	275
Gains on Sales of Other Assets and Other, net	2	6	(4)
Operating Income	785	861	(76)
Other Income and Expenses, net	65	82	(17)
Interest Expense	173	190	(17)
Income Before Income Taxes	677	753	(76)
Income Tax Expense	252	276	(24)
Net Income	$425	$477	$(52)

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Carolinas. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			7.7%
General service sales(a)			1.2%
Industrial sales(a)			(1.3)%
Wholesale power sales			113.1%
Total sales(b)			8.7%
Average number of customers			0.6%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was primarily due to:

•          A $127 million increase in fuel revenues driven primarily by an increased demand from retail customers mainly due to favorable weather conditions, partially offset by a decrease in fuel rates in both North Carolina and South Carolina.  Fuel revenues represent sales to retail and wholesale customers,

•          A $33 million (net of fuel revenue) increase in GWh sales to retail customers due to favorable weather conditions.  The weather statistics for heating degree days in the first half of 2013 were favorable compared to the same period in 2012, with the number of heating degree days for 2013 being 7% above normal as compared to 25% below normal in 2012.  The positive impact of higher heating degree days was partially offset by somewhat lower cooling degree days in the 2013 period than 2012, and

•          A $26 million increase in wholesale power revenues, net of sharing, primarily due to a new customer in 2013, increased capacity charges, and additional volumes for customers served under long-term contracts.

Operating Expenses. The variance was primarily due to:

•          A $139 million increase in fuel expense (including purchased power) primarily related to higher volumes of coal and natural gas from increased generation due to favorable weather conditions and increased prices of natural gas used in electric generation, partially offset by decreased purchased power due to additional generating capacity placed in service late 2012 and increased coal-fired generation due to higher natural gas prices, and

•          A $129 million increase in operating and maintenance expenses primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, Duke Energy Carolinas’ portion of the costs associated with the Progress Energy merger, higher non-outage costs at generation plants, and increased storm costs, partially offset by lower customer service and energy efficiency program costs, lower corporate and employee benefit costs, and prior year required donations resulting from the most recent North Carolina and South Carolina rate cases.

Other Income and Expense, net.   The decrease is primarily due to a lower equity component of AFUDC, due primarily to certain major projects that were placed into service in late 2012, partially offset by higher deferred returns.

PART I

Interest Expense. The decrease is primarily due to higher deferred interest on the costs of major projects recently placed in service but not yet reflected in customer rates, partially offset by a lower debt component of AFUDC.

Income Tax Expense. The variance was primarily due to a decrease in pretax income.  The effective tax rate for the six months ended June 30, 2013 and 2012 was 37.2% and 36.7%, respectively.

Matters Impacting Future Duke Energy Carolinas Results

Duke Energy Carolinas has settlement agreements related to rate cases in North Carolina and South Carolina before the NCUC and PSCSC. Duke Energy Carolinas’ earnings could be adversely impacted if the settlement agreements are denied or delayed by the NCUC or the PSCSC. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On April 12, 2013, the NCSC issued an order requiring the NCUC to make an independent determination regarding the proper return on equity included in Duke Energy Carolinas’ rate increase approved on January 27, 2012. The NCSC indicated the determination should be based upon appropriate findings of fact that balance all the available evidence, including the impact of changing economic conditions on customers. Duke Energy Carolinas’ financial condition, results of operations and cash flows could be adversely impacted if the NCUC determines the return of equity should be adjusted. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

PROGRESS ENERGY

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2013 and 2012.

The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Six Months Ended June 30,
(in millions)	2013	2012	Variance
Operating Revenues	$4,467	$4,390	$77
Operating Expenses	3,924	3,752	172
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	544	640	(96)
Other Income and Expenses, net	37	65	(28)
Interest Expense	358	378	(20)
Income From Continuing Operations Before Taxes	223	327	(104)
Income Tax Expense From Continuing Operations	82	118	(36)
Income From Continuing Operations	141	209	(68)
(Loss) Income From Discontinued Operations, net of tax	(4)	7	(11)
Net Income	137	216	(79)
Less: Net Income Attributable to Noncontrolling Interest	1	3	(2)
Net Income Attributable to Parent	$136	$213	$(77)

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was primarily due to:

•          A $95 million increase in sales at Duke Energy Progress (excluding fuel revenues) to wholesale customers primarily due to a new contract with a major wholesale customer that began in January 2013, an amended capacity contract with a major wholesale customer that began in May 2012 and favorable weather conditions,

•          An $81 million increase in base revenues at Duke Energy Florida primarily due to a retail base rate increase effective January 1, 2013,

•          A $41 million increase in capacity clause revenues at Duke Energy Florida primarily due to an increase in recovery rates related to the proposed Levy Nuclear Station (Levy) effective January 1, 2013,

•          A $36 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions, and

•          A $20 million increase in wholesale fuel revenue at Duke Energy Progress due to higher sales primarily due to favorable weather conditions.

Partially offsetting these increases was:

•          An $186 million decrease in fuel revenues at Duke Energy Florida primarily due to the impact of lower residential fuel rates and a decrease in GWh retail sales due to weather.

Operating Expenses. The variance was primarily due to:

•          A $345 million impairment charge at Duke Energy Florida under the 2013 Settlement agreement. This charge is primarily comprised of $295 million related to the agreement to forego recovery of a portion of the Crystal River Unit 3 regulatory asset, and a $65 million charge to write-off the wholesale portion of Levy investments. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information,

•          A $43 million increase in fuel expense at Duke Energy Progress (including purchased power) primarily from demand associated with favorable weather, partially offset by lower fuel expense due to generation mix as a result of retiring certain coal-fired plants and adding one new natural gas-fired generating plant,

•          A $23 million increase in depreciation and amortization at Duke Energy Florida primarily due to higher nuclear cost-recovery amortization related to Levy, and

•          A $22 million current year impairment charge at Duke Energy Progress resulting primarily from the decision to suspend the application for two proposed nuclear units as the Shearon Harris Nuclear Station (Harris).

Partially offsetting these increases were:

•          A $167 million decrease in fuel expense at Duke Energy Florida due to the application of NEIL settlement proceeds as well as lower system requirements,

PART I

•          A $70 million decrease in operation and maintenance expenses at Duke Energy Progress primarily due to one nuclear refueling outage in 2013 compared to three extended outages during the same period in 2012, partially offset by higher costs to achieve the merger with Duke Energy and an agreement to make contributions for low-income customers and job training in accordance with the 2013 NCUC rate case order. The lower nuclear plant outage costs include the impact of implementation of levelizing nuclear plant outage costs in accordance with the 2013 NCUC rate case order, retroactive to January 1, 2013, which resulted in the deferral of certain incremental operation and maintenance costs associated with the 2013 refueling outage,

•          A $18 million decrease in depreciation and amortization expenses at Duke Energy Progress primarily due to a reversal of a portion of cost of removal reserves in accordance with the 2013 NCUC rate case order, and

•          A $15 million decrease in previously recognized impairment charges at Duke Energy Florida primarily due to the application of NEIL settlement proceeds.

Other Income and Expenses, net. The variance was primarily due to the $10 million prior-year pretax unrealized gain to record the change in fair value of the contingent value obligations (CVOs) compared to no change in the fair value of the CVOs in 2013.

Interest Expense. The variance was primarily due to the  $37 million capitalized interest, starting January 1, 2013, on the regulatory asset related to the retail portion of the retired Crystal River Unit 3 assets, partially offset by the $29 million charge to interest expense on the redemption of Progress Energy’s 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS) in January 2013.

Income Tax Expense from Continuing Operations. The variance was primarily due to a decrease in pretax income.  The effective tax rates for the six months ended June 30, 2013 and 2012 were 36.7% and 36.1%, respectively.  The increase in the effective tax rate was primarily due to the impact of lower AFUDC equity and the ESOP dividend deduction being recorded at Duke Energy in 2013.

Matters Impacting Future Progress Energy Results

The FPSC is reviewing the prudence of the retirement decision, the mediated resolution of insurance claims with NEIL, and recovery of regulatory assets related to Duke Energy Florida’s Crystal River Unit 3. A procedural schedule has been established providing for hearings in October 2013. On August 1 2013, Duke Energy Florida, the Florida Office of Public Counsel and other customer advocates filed a Revised and Restated Stipulation and Settlement Agreement (2013 Settlement) with the FPSC. If approved, the 2013 Settlement will replace and supplant the 2012 Settlement and substantially resolve additional issues, including (i) matters related to Crystal River Unit 3, (ii) Levy, (iii) Crystal River 1 and 2 coal units, and (iv) future generation needs in Florida. Progress Energy’s financial condition, results of operations and cash flows could be adversely impacted if the FPSC issues an unfavorable ruling on the 2013 Settlement Agreement. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

DUKE ENERGY PROGRESS

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Progress is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Six Months Ended June 30,
(in millions)	2013	2012	Variance
Operating Revenues	$2,351	$2,180	$171
Operating Expenses	1,973	1,991	(18)
Gains on Sales of Other Assets and Other, net	-	1	(1)
Operating Income	378	190	188
Other Income and Expenses, net	22	36	(14)
Interest Expense	95	104	(9)
Income Before Income Taxes	305	122	183
Income Tax Expense	118	39	79
Net Income	187	83	104
Less: Preferred Stock Dividend Requirement	-	1	(1)
Net Income Available to Parent	$187	$82	$105

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Progress. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase over prior period			2013
Residential sales(a)			9.9%
General service sales(a)			0.1%
Industrial sales(a)			(0.1)%
Wholesale power sales			22.5%
Total sales(b)			8.0%
Average number of customers			0.8%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was primarily due to:

•          A $95 million increase in sales (excluding fuel revenues) to wholesale customers primarily due to a new contract with a major wholesale customer that began in January 2013, an amended capacity contract with a major wholesale customer that began in May 2012 and favorable weather conditions,

•          A $47 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions. The number of heating degree days for first half of 2013 was 7 percent above normal compared to 28 percent below normal for the same period in 2012. This was partially offset by cooling degree days for the first half of 2013 being 16 percent below normal compared to 7 percent above normal for the same period in 2012, and

•          A $20 million increase in wholesale fuel revenue due to higher sales primarily due to favorable weather conditions.

Operating Expenses. The variance was primarily due to:

•          A $70 million decrease in operation and maintenance expenses primarily due to one nuclear refueling outage in 2013 compared to three extended outages during the same period in 2012, partially offset by higher costs to achieve the merger with Duke Energy and an agreement to make contributions for low-income customers and job training in accordance with the 2013 NCUC rate case order. The lower nuclear plant outage costs include the impact of implementation of levelizing nuclear plant outage costs in accordance with the NCUC rate case order, retroactive to January 1, 2013, which resulted in the deferral of incremental operation and maintenance costs associated with the 2013 refueling outage, and

•          An $18 million decrease in depreciation and amortization expenses primarily due to a reversal of a portion of cost of removal reserves in accordance with the 2013 NCUC rate case order.

Partially offsetting these decreases were:

•          A $43 million increase in fuel expense (including purchased power) primarily from demand associated with favorable weather, partially offset by lower fuel expense due to generation mix as a result of retiring certain coal-fired plants and adding one new natural gas-fired generating plant, and

PART I

•          A $22 million current year impairment charge resulting from the decision to suspend the application for two proposed nuclear units as the Harris nuclear station.

Income Tax Expense.  The variance was primarily due to an increase in pretax income.  The effective tax rate for the six months ended June 30, 2013 and 2012 was 38.7% and 31.4%, respectively.  The increase in the effective tax rate was primarily due to the favorable prior year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

PART I

DUKE ENERGY FLORIDA

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Florida is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Six Months Ended June 30,
(in millions)	2013	2012	Variance
Operating Revenues	$2,110	$2,206	$(96)
Operating Expenses	1,943	1,756	187
Gains on Sales of Other Assets and Other, net	1	1	-
Operating Income	168	451	(283)
Other Income and Expenses, net	13	18	(5)
Interest Expense	92	132	(40)
Income Before Income Taxes	89	337	(248)
Income Tax Expense	36	126	(90)
Net Income	53	211	(158)
Less: Preferred Stock Dividend Requirement	-	1	(1)
Net Income Available to Parent	$53	$210	$(157)

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Florida. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior period			2013
Residential sales(a)			0.1%
General service sales(a)			(2.3)%
Industrial sales(a)			1.1%
Wholesale power sales			(14.5)%
Total sales(b)			(2.6)%
Average number of customers			1.0%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was primarily due to:

•          An $186 million decrease in fuel revenues primarily due to the impact of lower residential fuel rates, including amortization associated with the 2012 FPSC Settlement Agreement, and a decrease in GWh retail sales due to weather,

•          An $11 million decrease in sales to retail customers due to unfavorable weather. The number of cooling degree days for the first half of 2013 were 1% above normal compared to 12% above normal in the same period 2012. Partially offsetting the unfavorable cooling degree day variance, the number of heating degree days for the first half of 2013 were 5% below normal compared to 30% below normal for the same period 2012, and

•          An $8 million decrease in weather-normal retail volumes primarily related to unfavorable volumes in the residential and general services sectors.

Partially offsetting these decreases were:

•       An $81 million increase in base revenues primarily due to a retail base rate increase effective January 1, 2013, and

•       A $41 million increase in capacity clause revenues primarily due to an increase in recovery rates related to the proposed Levy project effective January 1, 2013.

Operating Expenses. The variance was primarily due to:

•          A $345 million impairment charge under the 2013 FPSC Settlement agreement. This charge is primarily comprised of $295 million related to the agreement to forego recovery of a portion of the Crystal River Unit 3 regulatory asset, and a $65 million charge to write-off the wholesale portion of Levy investments. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information, and

•          A $23 million increase in depreciation and amortization primarily due to higher nuclear cost-recovery amortization related to Levy.

Partially offsetting these increases were:

•          A $167 million decrease in fuel expense primarily due to the application of the NEIL settlement proceeds as well as lower system requirements,

PART I

•          A $6 million decrease in operations and maintenance expenses primarily due to the deferral of Crystal River Unit 3 related expenses, including severance costs, in accordance with the 2012 FPSC Settlement Agreement as well as the prior year write off of previously deferred costs related to the vendor not selected costs for the Crystal River Unit 3 containment repair. Partially offsetting these favorable variances was the prior year reversal of accruals in conjunction with the placement of Crystal River Unit 3 into safe storage (SAFSTOR) in accordance with the 2012 FPSC Settlement Agreement.

Interest Expense. The variance was primarily due to a reduction recorded in 2013 for the return on the retail portion of the retired Crystal River Unit 3  regulatory asset beginning January 1, 2013.

Income Tax Expense. The variance was primarily due to a decrease in pretax income.  The effective tax rate for the six months ended June 30, 2013 and 2012 was 39.8% and 37.5%, respectively. The increase in the effective tax rate was primarily due to charges related to the 2013 FPSC settlement agreement and the favorable prior year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

Matters Impacting Future Duke Energy Florida Results

The FPSC is reviewing the prudence of the retirement decision, the mediated resolution of insurance claims with NEIL, and recovery of regulatory assets related to Duke Energy Florida’s Crystal River Unit 3. A procedural schedule has been established providing for hearings in October 2013. On August 1 2013, Duke Energy Florida, the Florida Office of Public Counsel and other customer advocates filed a Revised and Restated Stipulation and Settlement Agreement (2013 Settlement) with the FPSC. If approved, the 2013 Settlement will replace and supplant the 2012 Settlement and substantially resolve additional issues, including (i) matters related to Crystal River Unit 3, (ii) Levy, (iii) Crystal River 1 and 2 coal units, and (iv) future generation needs in Florida. Duke Energy Florida’s financial condition, results of operations and cash flows could be adversely impacted if the FPSC issues an unfavorable ruling on the 2013 Settlement Agreement. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

DUKE ENERGY OHIO

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Six Months Ended June 30,
(in millions)	2013	2012	Variance
Operating Revenues	$1,558	$1,629	$(71)
Operating Expenses	1,471	1,398	73
Gains on Sales of Other Assets and Other, net	4	2	2
Operating Income	91	233	(142)
Other Income and Expenses, net	3	8	(5)
Interest Expense	36	49	(13)
Income Before Income Taxes	58	192	(134)
Income Tax Expense	21	73	(52)
Net Income	$37	$119	$(82)

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Ohio. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			7.3%
General service sales(a)			1.5%
Industrial sales(a)			(0.3)%
Wholesale power sales			49.0%
Total sales(b)			1.5%
Average number of customers			0.4%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was primarily driven by:

•          A $100 million decrease in PJM capacity revenues related to lower average cleared capacity auction pricing in 2013 compared to 2012,

•          A $23 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $1 million in 2013 compared to gains of $22 million in 2012, and

•          A $23 million decrease in regulated fuel revenues primarily driven by reduced sales volumes, partially offset by higher fuel costs.

Partially offsetting these decreases were:

•          A $34 million increase in rate riders and retail pricing primarily due to an electric rate increase in 2013,

•          A $21 million increase in electric revenues from the gas-fired generation assets driven primarily by higher power prices, partially offset by decreased volumes, and

•          A $13 million increase in retail revenues related to favorable weather conditions in 2013 compared to 2012.

 Operating Expenses. The variance was primarily driven by:

•          A $49 million increase in fuel expenses from the gas-fired generation assets driven by higher natural gas costs, partially offset by lower natural gas volumes,

•          A $16 million increase in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $17 million in 2013 compared to losses of $1 million in 2012, and

•          A $15 million increase due to the prior year collection of a previously written off receivable associated with the Lehman Brothers bankruptcy.

•          A $14 million increase in depreciation and amortization costs related primarily to regulatory amortization and deferrals,

Partially offsetting these increases was:

PART I

•          A $28 million decrease in regulated fuel expense driven primarily by lower purchased power expense and reduced volumes, partially offset by higher fuel costs.

Interest Expense.  The decrease was primarily due to lower average debt balances in 2013 compared to 2012.

Income Tax Expense. The variance was primarily due to a decrease in pretax income.  The effective tax rate for the six months ended June 30, 2013 and 2012 was 35.9% and 38.1%, respectively.  The change in the effective tax rate was primarily due to a one time true up of accumulated deferred income taxes in the second quarter of 2012.

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio has a proceeding pending before the Public Utilities Commission of Ohio (PUCO) related to remediation costs associated with former manufactured gas plants (MGP) sites. Duke Energy Ohio’s financial condition, results of operations and cash flows could be adversely impacted if the PUCO issues an unfavorable ruling on the MGP proceeding. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

The current low energy price projections, as well as recently issued and proposed environmental regulations pertaining to coal and coal-fired generating facilities, and outcomes of pending regulatory proceedings could impact future cash flows and market valuations of Duke Energy Ohio’s coal-fired generation assets which could lead to impairment charges.

PART I

DUKE ENERGY INDIANA

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Six Months Ended June 30,
(in millions)	2013	2012	Variance
Operating Revenues	$1,424	$1,373	$51
Operating Expenses	1,075	1,511	(436)
Operating Income (Loss)	349	(138)	487
Other Income and Expenses, net	10	42	(32)
Interest Expense	84	70	14
Income (Loss) Before Income Taxes	275	(166)	441
Income Tax Expense (Benefit)	103	(76)	179
Net Income (Loss)	$172	$(90)	$262

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Indiana. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			9.7%
General service sales(a)			1.0%
Industrial sales(a)			(1.7)%
Wholesale power sales			(12.9)%
Total sales(b)			(1.9)%
Average number of customers			0.7%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Six Months Ended June 30, 2013 as Compared to June 30, 2012

Operating Revenues. The variance was primarily due to:

•          A $46 million net increase in rate riders primarily related to higher recoveries under the IGCC rider, and

•          An $11 million net increase in revenue due to favorable weather.

Partially offsetting these increases was:

•          An $8 million decrease in overall average rate realization due primarily to the declining block rate structure for residential sales.

Operating Expenses. The variance was primarily due to:

•          A $420 million decrease due to prior year impairment and other charges related to the Edwardsport IGCC plant, and

•          A $39 million decrease in depreciation expense due to a regulatory order related to the Edwardsport IGCC plant to update the depreciation rates, with a portion of the reduction being credited to retail customers through the IGCC rider.

Other Income and Expenses, net. The decrease was primarily due to a decrease in AFUDC equity mainly due to the implementation of new customer rates related to the IGCC rider in January 2013.

Interest Expense. A $15 million decrease in capitalized interest primarily due to the implementation of new customer rates related to the IGCC rider in January 2013.

Income Tax Expense (Benefit). The variance was primarily due to an increase in pretax income.  The effective tax rate for the six months ended June 30, 2013 and 2012 was 37.5% and 45.7%, respectively. The decrease in the effective tax rate was primarily due to pretax income in 2013 compared to pretax loss in 2012 related to the Edwardsport impairment and the impact of AFUDC equity that reduces the tax expense compared to higher AFUDC equity in 2012 which increased the tax benefit.

PART I

LIQUIDITY AND CAPITAL RESOURCES

Duke Energy’s significant cash requirements are largely due to the capital intensive nature of its operations, including capital expansion projects, fleet modernization and other expenditures for environmental compliance. Duke Energy relies upon its cash flows from operations, as well as its ability to access the long-term debt and equity capital markets for sources of domestic liquidity. Additionally, Duke Energy has access to an unsecured revolving credit facility, which is not restricted upon general market conditions, as discussed further below.

Cash Flow Information

The following table summarizes Duke Energy’s cash flows.

	Six Months Ended June 30,
(in millions)	2013	2012
Cash flows provided by (used in):
Operating activities	$2,843	$2,002
Investing activities	(2,562)	(2,391)
Financing activities	(134)	(195)
Net increase (decrease) in cash and cash equivalents	147	(584)
Cash and cash equivalents at beginning of period	1,424	2,110
Cash and cash equivalents at end of period	$1,571	$1,526

OPERATING CASH FLOWS

The following table summarizes key components of Duke Energy’s operating cash flows:

	Six Months Ended June 30,
(in millions)	2013	2012
Net income	$976	$747
Non-cash adjustments to net income	2,367	1,463
Working capital	(500)	(208)
Net cash provided by operating activities	$2,843	$2,002

The variance was driven primarily by:

•

A $1,133 million increase in net income after non-cash adjustments, mainly due to the inclusion of Progress Energy's results, beginning July 2, 2012, the impact of rate cases, retail rider adjustments and favorable weather, net of lower PJM capacity revenues.

This increase was partially offset by:

•	A $292 million decrease in traditional working capital, mainly due to an increase in the incentive pay-out and prior year over collection of the Carolinas' fuel costs, net of NEIL proceeds.

INVESTING CASH FLOWS

The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended June 30,
(in millions)	2013	2012
Capital, investment and acquisition expenditures	$(2,764)	$(2,297)
Available for sale securities, net	(52)	(85)
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	38	23
Other investing items	216	(32)
Net cash used in investing activities	$(2,562)	$(2,391)

The variance was primarily due to the following:

•

A $467 million increase in capital, investment and acquisition expenditures primarily due to the inclusion of Progress Energy's capital expenditures beginning July 2, 2012, net of lower spending on Duke Energy's renewable energy wind projects and ongoing infrastructure modernization program as these projects near completion.

This increase was partially offset by:

•	A $192 million return of collateral related to the Chilean hydro acquisition.

PART I

FINANCING CASH FLOWS

The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended June 30,
(in millions)	2013	2012
Issuance of common stock related to employee benefit plans	$7	$14
Issuance of long-term debt, net	294	(157)
Notes payable and commercial paper	763	631
Dividends paid	(1,085)	(670)
Other financing items	(113)	(13)
Net cash used in financing activities	$(134)	$(195)

The variance was due primarily to the following:

•	A $451 million increase in net issuances of long-term debt, primarily due to the timing of issuances and redemptions across years.

•	A $132 million increase in proceeds from net issuances of notes payable and commercial paper, primarily to fund the short-term working capital needs of the Duke Energy Registrants.

These increases in cash provided were partially offset by:

•

A $415 million increase in quarterly dividends primarily due to an increase in common shares outstanding, resulting from the merger with Progress Energy and an increase in dividends per share from $0.75 to $0.765 beginning in the third quarter of 2012.

Significant Notes Payable and Long-Term Debt Activities – 2013

The following table summarizes the Duke Energy Registrants’ significant debt issuances since December 31, 2012 (in millions).

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress		Duke Energy Indiana		Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$	―	$	―	$500
June 2013(b)	June 2018	2.100%	500		―		―	500
Secured Debt
February 2013(c)(d)	December 2030	2.043%	―		―		―	203
February 2013(c)	June 2037	4.740%	―		―		―	220
April 2013(e)	April 2026	5.456%	―		―		―	230
First Mortgage Bonds
March 2013(f)	March 2043	4.100%	―		500		―	500
June 2013(g)	June 2041	4.000%	―		48		―	48
July 2013(h)	July 2043	4.900%	―		―		350	350
July 2013(h)(i)	July 2016	0.619%	―		―		150	150
Total issuances			$1,000		$548		$500	$2,701

(a)

Callable after January 2018 at par. Proceeds from the issuance were used to redeem the $300 million 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS). The securities were redeemed at par plus accrued and unpaid distributions, payable upon presentation on the redemption date. The remaining net proceeds were used to repay a portion of outstanding commercial paper and for general corporate purposes. See Note 11 for additional information about the QUIPS.

(b)

Proceeds from the issuance were used to repay at maturity the $250 million 5.65% senior notes due June 15, 2013. The remaining net proceeds were used for general corporate purposes, including the repayment of outstanding commercial paper.

(c)

Represents the conversion of construction loans related to a renewable energy project issued in December 2012 to term loans. No cash proceeds were received in conjunction with the conversion. The term loans have varying maturity dates. The maturity date presented represents the latest date for all components of the respective loans.

(d)		The debt is floating rate. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 95 percent of the loans.
(e)

Represents primarily the conversion of a $190 million bridge loan issued in conjunction with the acquisition of Ibener in December 2012. Duke Energy received incremental proceeds of $40 million upon conversion of the bridge loan. The debt is floating rate and is denominated in U.S. dollars. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 75 percent of the loan.

(f)		Proceeds from the issuance were used to repay notes payable to affiliated companies as well as for general corporate purposes.
(g)		Callable after June 2023 at par. Proceeds from the issuance were used to redeem the $48 million 5.375% First Mortgage Bonds due February 2017, which were called for redemption on June 7, 2013.
(h)		Proceeds from the issuances will be used to repay the $400 million, 5.00% unsecured debt due September 15, 2013.
(i)		The debt is floating rate based on 3-month LIBOR and a fixed credit spread of 35 basis points.

PART I

CURRENT MATURITIES OF LONG-TERM DEBT

The following table shows the significant components of Current maturities of long-term debt on the Duke Energy Registrants’ respective Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with proceeds from additional borrowings, unless otherwise noted.

(in millions)	Maturity Date	Interest Rate	June 30, 2013
Unsecured Debt
Duke Energy (Parent)	February 2014	6.300%	$750
Progress Energy (Parent)	March 2014	6.050%	300
First Mortgage Bonds
Duke Energy Progress	September 2013	5.125%	400
Duke Energy Carolinas	November 2013	5.750%	400
Other			373
Current maturities of long-term debt			$2,223

Duke Energy issues unsecured senior notes, called InterNotes, due one year to 30 years from the date of issuance. The InterNotes are issued in the retail markets as direct, unsecured and unsubordinated obligations of Duke Energy Corporation. The net proceeds from the sale of InterNotes are used to fund capital expenditures in Duke Energy’s unregulated businesses and for general corporate purposes. InterNotes of $112 million and $35 million, with maturities ranging from 10 to14 years were outstanding at June 30, 2013 and December 31, 2012, respectively. The notes reflect long-term debt obligations of Duke Energy and are reflected as Long-term debt on Duke Energy’s Condensed Consolidated Balance Sheets.

Duke Energy issues variable denomination floating rate demand notes, called PremierNotes. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes are used for general corporate purposes. PremierNotes of $621 million and $395 million, were outstanding at June 30, 2013 and December 31, 2012, respectively. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes Payable and Commercial Paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Credit Facilities and Other Information

MASTER CREDIT FACILITY SUMMARY

Duke Energy has a five-year master credit facility. The credit facility has a capacity of $6 billion through November 2016 and $5.63 billion through November 2017. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of June 30, 2013. The amount available under the master credit facility is reduced to backstop issuances of commercial paper, certain letters of credit and variable rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Borrowing sublimits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

	June 30, 2013
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility size(a)	$1,750	$1,250	$750	$750	$750	$750	$6,000
Reduction to backstop issuances
Notes payable and commercial paper(b)	(230)	(300)	(197)	(8)	(445)	(150)	(1,330)
Outstanding letters of credit	(58)	(7)	(2)	(1)	―	―	(68)
Tax-exempt bonds	―	(75)	―	―	(84)	(81)	(240)
Available capacity	$1,462	$868	$551	$741	$221	$519	$4,362

(a)	Represents the sublimit of each borrower at June 30, 2013. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

FIRST MORTGAGE BOND RESTRICTIONS

The Subsidiary Registrants’ first mortgage bonds are secured under their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all of the fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. The lien of each mortgage also covers subsequently acquired property. Each mortgage allows the issuance of additional first mortgage bonds based on property additions, retirements of first mortgage bonds and the deposit of cash if certain conditions are satisfied. Most of the Subsidiary Registrants are required to pass a “net earnings” test in order to issue new first mortgage bonds, other than on the basis of retired bonds under certain circumstances. The test requires that the issuer’s adjusted net earnings, which are calculated based on results for 12 consecutive months within the prior 15 to 18 months, be at least twice the annual interest requirement for bonds currently outstanding and to

PART I

be outstanding. Duke Energy Indiana’s and Duke Energy Florida’s ratios of net earnings to the annual interest requirement for bonds have at times in the past two years been below 2.0 times, due to various charges to operating expenses. As discussed in Note 4 of the Condensed Consolidated Financial Statements, “Regulatory Matters,” these charges and any future charges may impact future net earnings tests and affect the ability of Duke Energy Indiana and Duke Energy Florida to issue first mortgage bonds. In the event Duke Energy Indiana’s or Duke Energy Florida’s long-term debt requirements exceed its first mortgage bond capacity, Duke Energy Indiana or Duke Energy Florida can access alternative sources of capital, including, but not limited to issuing unsecured debt, borrowing under the money pool, entering into bilateral direct loan arrangements, and, if necessary, utilizing available capacity under the master credit facility. All of the other Duke Energy Registrants have earnings substantially in excess of the net earnings test requirement for issuing first mortgage bonds.

RESTRICTIVE DEBT COVENANTS

The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2013, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

CREDIT RATINGS

Duke Energy and certain subsidiaries each hold credit ratings by Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). Duke Energy’s corporate/issuer credit rating from Fitch, Moody’s and S&P, respectively, as of July 31, 2013 is BBB+, Baa2 and BBB, respectively. On May 13, 2013, S&P revised the ratings outlook for Duke Energy and its subsidiaries to stable. The revision reflects the reduced downside risk to credit quality over the intermediate term as a result of management’s efforts since the close of the merger with Progress Energy. As of July 31, 2013, the Duke Energy Registrants’ have a stable outlook from Fitch and S&P with the exception of Duke Energy Florida, which has a negative outlook at Fitch. On July 9, 2013, Moody’s placed Duke Energy, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana’s long-term debt ratings on review for possible upgrade, and maintained the stable outlook for Progress Energy, Duke Energy Florida and Duke Energy Ohio.

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

Undistributed Foreign Earnings

Undistributed earnings associated with Duke Energy’s foreign operations are considered indefinitely reinvested, thus no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in Duke Energy’s foreign jurisdictions is not needed to fund its U.S. operations and that Duke Energy either has invested or has intentions to reinvest such earnings. Duke Energy periodically evaluates the impact of repatriation of cash generated and held in foreign countries. While Duke Energy’s current intent is to indefinitely reinvest foreign earnings, circumstances could arise that may alter that view, including a future change in tax law governing U.S. taxation of foreign earnings or changes in Duke Energy’s U.S. cash flow requirements. If Duke Energy were to decide to repatriate foreign generated and held cash previously designated as undistributed earnings, recognition of material U.S. federal income tax liabilities would be required to be recognized in the period such determination is made. The cumulative undistributed earnings as of June 30, 2013, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is $2.2 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated to be between $275 million and $350 million.

OTHER ISSUES

Global Climate Change

On April 13, 2012, the EPA published in the Federal Register its proposed rule to establish first-time carbon dioxide (CO2) emissions standards for pulverized coal, Integrated Gasification Combined Cycle (IGCC) and natural gas combined cycle electric generating units permitted and constructed in the future. The proposal was never finalized. On June 25, 2013 the President of the United States issued a memorandum directing the EPA to issue a new proposal by September 20, 2013, and to issue a final rule in a timely fashion after considering all public comments, as appropriate.

The Presidential memorandum also directs the EPA to propose CO2 emissions guidelines for existing fossil-fueled electric generating units by June 1, 2014 and finalize the guidelines to develop their own regulations for implementing the guidelines. The memorandum directed the EPA to require the states submit their implementation regulations to EPA for approval by June 30, 2016.

Duke Energy cannot predict the outcome or the potential impact of these to-be-developed regulations.

For other information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

Nuclear Matters

Following the events at the Fukushima Daiichi nuclear power station in Japan, Duke Energy conducted thorough inspections at each of its three nuclear sites during 2011. Progress Energy also conducted inspections in 2011 at each of its four sites. The initial inspections did not identify any significant vulnerabilities, however, Duke Energy has continued reviewing designs to evaluate safety margins to external events. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in the unlikely event of station blackout. Duke Energy is working within the nuclear industry to improve the safety standards and margin using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being

PART II. OTHER INFORMATION

added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

In March 2011, the Nuclear Regulatory Commission (NRC) formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the task force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The recommendations were further prioritized into three tiers based on the safety enhancement level. On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation.

In May 2012, the NRC endorsed guidance on re-evaluating emergency communications systems and staffing levels and performing seismic and flooding walkdowns. On July 13, 2012, the NRC outlined plans for implementing Tier 2 and Tier 3 recommendations. On August 30, 2012, the NRC issued implementation guidance to enable power plants to achieve compliance with the orders issued in March 2012. Plants were required to submit implementation plans to the NRC by February 28, 2013, and complete implementation of the safety enhancements within two refueling outages or by December 31, 2016, whichever comes first. Each plant is also required to reassess their seismic and flooding hazards using present-day methods and information, conduct inspections to ensure protection against hazards in the current design basis, and re-evaluate emergency communications systems and staffing levels.

Duke Energy is committed to compliance with all safety enhancements ordered by the NRC in connection with the March 12, 2012, regulatory orders noted above, the cost of which could be material. Until such time as the NRC mandated reassessment of flooding and seismic hazards is complete the exact scope and cost of compliance modifications to our sites will not be known. Following the announcement that Crystal River Unit 3 would be retired, on February 20, 2013, Duke Energy provided the NRC with a ‘Certification of Permanent Cessation of Power Operations and that Fuel Has Been Permanently Removed from the Reactor.’ Following this announcement, by letter dated May 13, 2013, Duke Energy requested that the NRC rescind the Fukushima Orders focused on safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, and enhancing spent fuel pool instrumentation. The request is currently under review by the NRC.

Duke Energy anticipates investing approximately $500 million in capital and approximately $100 million in operations and maintenance expenses to comply with Fukushima regulatory requirements from 2013-2015. These expenditures will focus on key areas such as coping with natural phenomena, the design of containment vents for boiling water reactor (BWR) units, instrumentation to accurately measure spent fuel pools, water levels and opportunities to augment emergency response. Amounts required to meet these requirements may vary, as the rules are more clearly defined.

On March 19, 2013, the NRC directed the NRC Staff to prepare a revision to its existing rules related to hardened containment vents requiring vents for certain BWR units to be capable of remaining functional during severe accident conditions. On June 6, 2013, the NRC issued an enhanced order directing 31 nuclear reactors, including Duke Energy Progress’ Brunswick Nuclear Station Units 1 and 2 , to further improve their systems for safely venting pressure from their containment buildings during potential accidents. The order requires plants to complete wetwell venting improvements starting in June 2014, depending on refueling schedules. Plants must also analyze drywell venting scenarios, and if necessary, install a drywell venting option starting 2017. Duke Energy cannot predict the financial impact of complying with these severe accident capability requirements and costs of these requirement are not included in the estimates discussed above.

With the NRC’s continuing review of the remaining recommendations, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. The tight time frame required to complete the necessary safety enhancements by no later than 2016 could lead to even higher costs. Upon receipt of additional guidance from the NRC and a collaborative industry review, Duke Energy will be able to determine an implementation plan and associated costs.

New Accounting Standards

See Note 18 to the Condensed Consolidated Financial Statements, “New Accounting Standards,” for a discussion of the impact of new accounting standards.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2013, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the six months ended June 30, 2013, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

Subsequent Events

See Note 19 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.

PART II

ITEM 6. EXHIBITS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2013, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES – DUKE ENERGY, DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA, DUKE ENERGY OHIO AND DUKE ENERGY INDIANA

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a−15(e) and 15d−15(e) under the Exchange Act) as of June 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the second quarter of 2013, Duke Energy announced that James E. Rogers will retire, effective December 31, 2013. Mr. Rogers will remain Chairman of the Board of Directors until his retirement. Lynn J. Good, previous Chief Financial Officer, was appointed as President and Chief Executive Officer and Vice Chair of the Board of Directors. On August 6, 2013, Steven K. Young was appointed Executive Vice President and Chief Financial Officer. Mr. Young will also retain the title of Chief Accounting Officer and Controller until a replacement is announced.

PART II

Exhibit Number	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana

ITEM 1. LEGAL PROCEEDINGS

Avian Mortalities

Duke Energy has been notified by the U.S. Department of Justice (DOJ) that it has initiated a preliminary investigation into the incidental deaths of golden eagles and other migratory birds resulting from turbine collisions at two of Duke Energy’s wind farms in Wyoming. Duke Energy undertakes adaptive management practices designed to avoid and minimize additional avian impacts, and is cooperating in the investigation and working with both the DOJ and the US Fish and Wildlife Service toward a constructive resolution.

Ash Basin Enforcement Cases

Environmental organizations have sent notices of intent to sue to Duke Energy Carolinas and Duke Energy Progress related to alleged groundwater violations and Clean Water Act violations from coal ash ponds at three of their 14 coal-fired power plants in North Carolina. The North Carolina Division of Water Quality (DWQ) filed complaints alleging similar violations at two of the three plants. The environmental organizations have moved to intervene in the DWQ enforcement suits. The court has not yet ruled on these motions. DWQ, Duke Energy Carolinas, and Duke Energy Progress are negotiating a Consent Decree which was noticed for a 30-day comment period on July 15, 2013. The draft Consent Decree proposes both civil penalties (approximately $100,000 in the aggregate) and injunctive relief related to identifying and characterizing the alleged surface water and groundwater exceedances and taking measures to stop the violations or to permit them. One environmental organization has also filed a separate citizen suit in federal court.

Additional complaints related to other ash ponds owned by Duke Energy Carolinas and Duke Energy Progress could be filed.

For further information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Duke Energy Registrants’ financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE SECOND QUARTER OF 2013

There were no issuer purchases of equity securities during the second quarter of 2013.

PART II

SIGNATURES

Exhibits filed herewithin are designed by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
4.1

Ninth Supplemental Indenture, dated as of June 13, 2013, to the Indenture, dated as of June 3, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of Duke Energy Corporation, File No. 1-32853 dated June 13, 2013).

X
4.2

Sixty Sixth Supplemental Indenture, dated as of July 11, 2013, to the Indenture, dated as of September 1, 1939, between the Company and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of Duke Energy Indiana, Inc., File No. 1-3543 dated July 11, 2013).

X
**10.1

Employment Agreement between Duke Energy Corporation and Lynn J. Good dated June 17, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of Duke Energy Corporation, File No. 1-32853 dated June 18, 2013).

X
*12	Computation of Ratio of Earnings to Fixed Charges	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission (SEC), to furnish copies of any or all of such instruments to it.

PART II

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION

Date: August 8, 2013	/S/ LYNN J. GOOD
Lynn J. Good Vice Chairman, President and Chief Executive Officer

Date: August 8, 2013	/S/ STEVEN K. YOUNG
Steven K. Young Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Controller

PART II

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CAROLINAS, LLC PROGRESS ENERGY, INC. DUKE ENERGY PROGRESS, INC. DUKE ENERGY FLORIDA, INC. DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: August 8, 2013	/S/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Date: August 8, 2013	/S/ STEVEN K. YOUNG
Steven K. Young Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Controller