Form 10-Q
period 2013-09-30
Duke Energy CORP; Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, INC.; DUKE ENERGY PROGRESS, INC.; Duke Energy Carolinas, LLC; PROGRESS ENERGY INC
filed 2013-11-08
CIK 1326160, 81020, 20290, 37637, 17797, 30371, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
_________________________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, North Carolina 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, INC. (a Florida corporation) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, INC. (an Indiana corporation) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457

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

(Check one):

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒

Number of shares of Common Stock outstanding at November 5, 2013:

Registrant	Description	Shares
Duke Energy	Common Stock, $0.001 par value	705,993,361
Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant’s common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

•       The costs of retiring Crystal River Unit 3 could prove to be more extensive than are currently identified and all costs associated with the retirement of the Crystal River Unit 3 asset, may not be fully recoverable through the regulatory process;

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

•       The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates and the ability to recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;

•       The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

•       Declines in the market prices of equity securities and fixed income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans, and nuclear decommissioning trust funds;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per-share amounts)		2013		2012	2013	2012
Operating Revenues
Regulated electric		$5,718		$5,763	$15,441	$10,892
Nonregulated electric, natural gas, and other		908		882	2,683	2,708
Regulated natural gas		83		77	362	329
Total operating revenues		6,709		6,722	18,486	13,929
Operating Expenses
Fuel used in electric generation and purchased power - regulated		2,013		2,222	5,394	3,848
Fuel used in electric generation and purchased power - nonregulated		428		484	1,329	1,328
Cost of natural gas and coal sold		33		40	180	184
Operation, maintenance and other		1,458		1,654	4,383	3,262
Depreciation and amortization		707		666	2,045	1,620
Property and other taxes		325		326	991	681
Impairment charges		2		266	388	668
Total operating expenses		4,966		5,658	14,710	11,591
Gains on Sales of Other Assets and Other, net		―		14	3	21
Operating Income		1,743		1,078	3,779	2,359
Other Income and Expenses
Equity in earnings of unconsolidated affiliates		33		33	91	118
Other income and expenses, net		54		132	182	285
Total other income and expenses		87		165	273	403
Interest Expense		379		401	1,127	857
Income From Continuing Operations Before Income Taxes		1,451		842	2,925	1,905
Income Tax Expense from Continuing Operations		457		248	952	565
Income From Continuing Operations		994		594	1,973	1,340
Income From Discontinued Operations, net of tax		14		4	11	5
Net Income		1,008		598	1,984	1,345
Less: Net Income Attributable to Noncontrolling Interests		4		4	7	12
Net Income Attributable to Duke Energy Corporation		$1,004		$594	$1,977	$1,333

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic		$1.40		$0.84	$2.78	$2.50
Diluted		$1.40		$0.84	$2.78	$2.50
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic		$0.02		$0.01	$0.01	$0.01
Diluted		$0.02		$0.01	$0.01	$0.01
Net Income attributable to Duke Energy Corporation common shareholders
Basic		$1.42		$0.85	$2.79	$2.51
Diluted		$1.42		$0.85	$2.79	$2.51
Dividends declared per share	$	―	$	―	$2.31	$2.265
Weighted-average shares outstanding
Basic		706		699	706	531
Diluted		706		699	706	531

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net Income	$1,008	$598	$1,984	$1,345
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(8)	2	(137)	(85)
Pension and OPEB adjustments(a)	―	(21)	5	(15)
Net unrealized gain (loss) on cash flow hedges(b)	1	(2)	55	(19)
Reclassification into earnings from cash flow hedges	1	(2)	1	―
Unrealized gain on investments in auction rate securities	―	1	―	7
Unrealized (loss) gain on investments in available for sale securities	(1)	3	(5)	6
Reclassification into earnings from available for sale securities	3	(1)	3	(4)
Other Comprehensive Loss, Net of Tax	(4)	(20)	(78)	(110)
Comprehensive Income	1,004	578	1,906	1,235
Less: Comprehensive Income Attributable to Noncontrolling Interests	4	4	3	8
Comprehensive Income Attributable to Duke Energy Corporation	$1,000	$574	$1,903	$1,227

(a)

Net of insignificant tax expense and $2 million tax expense for the three and nine months ended September 30, 2013 and $10 million tax benefit and $7 million tax benefit for the three and nine months ended September 30, 2012.

(b)

Net of $1 million tax benefit and $17 million tax expense for the three and nine months ended September 30, 2013 and $1 million tax benefit and $10 million tax benefit for the three and nine months ended September 30, 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$2,166	$1,424
Short-term investments	118	333
Receivables (net of allowance for doubtful accounts of $31 at September 30, 2013 and $34 at December 31, 2012)	1,585	1,516
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $42 at September 30, 2013 and $44 at December 31, 2012)	1,258	1,201
Inventory	3,100	3,223
Other	2,191	2,425
Total current assets	10,418	10,122
Investments and Other Assets
Investments in equity method unconsolidated affiliates	511	483
Nuclear decommissioning trust funds	4,805	4,242
Goodwill	16,345	16,365
Intangibles, net	351	372
Notes receivable	65	71
Restricted other assets of variable interest entities	52	62
Other	2,361	2,399
Total investments and other assets	24,490	23,994
Property, Plant and Equipment
Cost	100,682	98,833
Cost, variable interest entities	1,679	1,558
Accumulated depreciation and amortization	(33,136)	(31,969)
Generation facilities to be retired, net	59	136
Net property, plant and equipment	69,284	68,558
Regulatory Assets and Deferred Debits
Regulatory assets	10,220	11,004
Other	178	178
Total regulatory assets and deferred debits	10,398	11,182
Total Assets	$114,590	$113,856
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,819	$2,444
Notes payable and commercial paper	1,278	745
Non-recourse notes payable of variable interest entities	325	312
Taxes accrued	706	459
Interest accrued	474	448
Current maturities of long-term debt	2,307	3,110
Other	2,330	2,511
Total current liabilities	9,239	10,029
Long-term Debt	36,137	35,499
Non-recourse Long-term Debt of Variable Interest Entities	1,265	852
Deferred Credits and Other Liabilities
Deferred income taxes	11,489	10,490
Investment tax credits	446	458
Accrued pension and other post-retirement benefit costs	1,743	2,520
Asset retirement obligations	5,341	5,169
Regulatory liabilities	5,904	5,584
Other	1,789	2,221
Total deferred credits and other liabilities	26,712	26,442
Commitments and Contingencies
Preferred Stock of Subsidiaries	―	93
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 706 million and 704 million shares outstanding at September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	39,317	39,279
Retained earnings	2,227	1,889
Accumulated other comprehensive loss	(380)	(306)
Total Duke Energy Corporation shareholders' equity	41,165	40,863
Noncontrolling interests	72	78
Total equity	41,237	40,941
Total Liabilities and Equity	$114,590	$113,856

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,984	$1,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)		2,365	1,865
Equity component of AFUDC		(121)	(209)
Severance expense		―	73
FERC mitigation costs		―	117
Community support and charitable contributions expense		34	100
Losses (gains) on sales of other assets		8	(21)
Impairment of other long-lived assets		388	588
Deferred income taxes		1,014	437
Equity in earnings of unconsolidated affiliates		(91)	(118)
Voluntary opportunity cost deferral		―	(101)
Accrued pension and other post-retirement benefit costs		259	152
Contributions to qualified pension plans		(27)	(79)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions		(14)	68
Receivables		(154)	(83)
Inventory		119	(22)
Other current assets		(48)	101
Increase (decrease) in
Accounts payable		(412)	(222)
Taxes accrued		245	(7)
Other current liabilities		(31)	128
Other assets		(307)	(167)
Other liabilities		(221)	34
Net cash provided by operating activities		4,990	3,979
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures		(3,854)	(3,845)
Investment expenditures		(53)	(7)
Acquisitions		―	(36)
Cash acquired from the merger with Progress Energy		―	71
Purchases of available-for-sale securities		(4,591)	(2,159)
Proceeds from sales and maturities of available-for-sale securities		4,687	1,947
Net proceeds from the sales of other assets, and sales of and collections on notes receivable		59	29
Change in restricted cash		166	(27)
Other		20	38
Net cash used in investing activities		(3,566)	(3,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt		2,993	2,626
Issuance of common stock related to employee benefit plans		8	16
Payments for the:
Redemption of long-term debt		(2,506)	(1,934)
Redemption of preferred stock of a subsidiary		(96)	―
Notes payable and commercial paper		537	98
Distributions to noncontrolling interests		(9)	(14)
Contributions from noncontrolling interests		―	76
Dividends paid		(1,636)	(1,211)
Other		27	4
Net cash used in financing activities		(682)	(339)
Net increase (decrease) in cash and cash equivalents		742	(349)
Cash and cash equivalents at beginning of period		1,424	2,110
Cash and cash equivalents at end of period		$2,166	$1,761
Supplemental Disclosures:
Merger with Progress Energy
Fair value of assets acquired	$	―	$48,698
Fair value of liabilities assumed		―	30,627
Issuance of common stock		―	18,071
Significant non-cash transactions:
Accrued capital expenditures		383	407
Extinguishment of debt related to investment in Attiki Gas Supply, S. A.		―	66

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Net Gains (Losses) on Available for Sale Securities		Pension and OPEB Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	445	$1	$21,132	$1,873	$(45)	$(71)		$(9)	$(109)	$22,772	$93	$22,865
Net income(a)	―	―	―	1,333	―	―		―	―	1,333	11	1,344
Other comprehensive (loss) income	―	―	―	―	(81)	(19)		9	(15)	(106)	(4)	(110)
Common stock issued in connection with the Progress Energy Merger	258	―	18,071	―	―	―		―	―	18,071	―	18,071
Common stock issuances, including dividend reinvestment and employee benefits	1	―	46	―	―	―		―	―	46	―	46
Common stock dividends	―	―	―	(1,211)	―	―		―	―	(1,211)	―	(1,211)
Deconsolidation of DS Cornerstone, LLC(b)	―	―	―	―	―	―		―	―	―	(82)	(82)
Contribution from noncontrolling interest in DS Cornerstone, LLC(b)	―	―	―	―	―	―		―	―	―	76	76
Changes in noncontrolling interest in subsidiaries(c)	―	―	―	―	―	―		―	―	―	(4)	(4)
Balance at September 30, 2012	704	$1	$39,249	$1,995	$(126)	$(90)	$	―	$(124)	$40,905	$90	$40,995

Balance at December 31, 2012	704	$1	$39,279	$1,889	$(116)	$(100)	$	―	$(90)	$40,863	$78	$40,941
Net income	―	―	―	1,977	―	―		―	―	1,977	7	1,984
Other comprehensive (loss) income	―	―	―	―	(133)	56		(2)	5	(74)	(4)	(78)
Common stock issuances, including dividend reinvestment and employee benefits	2	―	38	―	―	―		―	―	38	―	38
Common stock dividends	―	―	―	(1,636)	―	―		―	―	(1,636)	―	(1,636)
Premium on the redemption of preferred stock of subsidiaries	―	―	―	(3)	―	―		―	―	(3)	―	(3)
Distributions to noncontrolling interests	―	―	―	―	―	―		―	―	―	(9)	(9)
Balance at September 30, 2013	706	$1	$39,317	$2,227	$(249)	$(44)		$(2)	$(85)	$41,165	$72	$41,237

(a)

For the nine months ended September 30, 2012 consolidated net income of $1,345 million includes $1 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

(b)		Refer to Note 2 for further information related to DS Cornerstone, LLC.
(c)		Includes payments to noncontrolling interests of $14 million for the nine months ended September 30, 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$1,919	$1,939	$5,239	$5,056
Operating Expenses
Fuel used in electric generation and purchased power	539	576	1,500	1,398
Operation, maintenance and other	456	562	1,392	1,369
Depreciation and amortization	228	233	676	687
Property and other taxes	90	100	282	279
Impairment charges	―	31	―	31
Total operating expenses	1,313	1,502	3,850	3,764
(Losses) Gains on Sales of Other Assets and Other, net	(2)	3	―	9
Operating Income	604	440	1,389	1,301
Other Income and Expenses, net	29	48	94	130
Interest Expense	82	95	255	285
Income Before Income Taxes	551	393	1,228	1,146
Income Tax Expense	209	135	461	411
Net Income	342	258	767	735

Other comprehensive income, net of tax
Reclassification into earnings from cash flow hedges	1	―	1	2
Comprehensive Income	$343	$258	$768	$737

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$25	$19
Receivables (net of allowance for doubtful accounts of $3 at September 30, 2013 and December 31, 2012)	140	188
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at September 30, 2013 and December 31, 2012)	703	637
Receivables from affiliated companies	40	3
Notes receivable from affiliated companies	595	382
Inventory	1,033	1,062
Other	474	439
Total current assets	3,010	2,730
Investments and Other Assets
Nuclear decommissioning trust funds	2,673	2,354
Other	845	934
Total investments and other assets	3,518	3,288
Property, Plant and Equipment
Cost	34,916	34,190
Accumulated depreciation and amortization	(11,731)	(11,437)
Generation facilities to be retired, net	―	73
Net property, plant and equipment	23,185	22,826
Regulatory Assets and Deferred Debits
Regulatory assets	1,794	1,727
Other	45	71
Total regulatory assets and deferred debits	1,839	1,798
Total Assets	$31,552	$30,642
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$451	$599
Accounts payable to affiliated companies	235	128
Taxes accrued	156	114
Interest accrued	142	96
Current maturities of long-term debt	447	406
Other	461	490
Total current liabilities	1,892	1,833
Long-term Debt	7,692	7,735
Non-recourse Long-term Debt of Variable Interest Entities	300	300
Long-term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,537	5,181
Investment tax credits	211	215
Accrued pension and other post-retirement benefit costs	211	221
Asset retirement obligations	2,053	1,959
Regulatory liabilities	2,484	2,102
Other	732	924
Total deferred credits and other liabilities	11,228	10,602
Commitments and Contingencies
Member's Equity
Member's Equity	10,155	9,888
Accumulated other comprehensive loss	(15)	(16)
Total member's equity	10,140	9,872
Total Liabilities and Member's Equity	$31,552	$30,642

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$767	$735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	865	860
Equity component of AFUDC	(70)	(116)
FERC mitigation costs	―	46
Community support and charitable contributions expense	14	59
Gains on sales of other assets and other, net	―	(9)
Deferred income taxes	487	400
Voluntary opportunity cost deferral	―	(101)
Accrued pension and other post-retirement benefit costs	29	32
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(7)	―
Receivables	(24)	(28)
Receivables from affiliated companies	(37)	―
Inventory	23	(62)
Other current assets	35	42
Increase (decrease) in
Accounts payable	(90)	(152)
Accounts payable to affiliated companies	107	(9)
Taxes accrued	18	16
Other current liabilities	2	202
Other assets	(80)	(53)
Other liabilities	(66)	(99)
Net cash provided by operating activities	1,973	1,763
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,205)	(1,453)
Purchases of available-for-sale securities	(1,883)	(672)
Proceeds from sales and maturities of available-for-sale securities	1,847	644
Notes receivable from affiliated companies	(213)	112
Other	(11)	(6)
Net cash used in investing activities	(1,465)	(1,375)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	―	645
Payments for the redemption of long-term debt	―	(752)
Distributions to parent	(500)	(250)
Other	(2)	(6)
Net cash used in financing activities	(502)	(363)
Net increase in cash and cash equivalents	6	25
Cash and cash equivalents at beginning of period	19	289
Cash and cash equivalents at end of period	$25	$314
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$111	$126

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Equity
(Unaudited)

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Net Losses on Available for Sale Securities	Total
Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454
Net income	735	―	―	735
Other comprehensive income	―	2	―	2
Distributions to parent	(250)	―	―	(250)
Balance at September 30, 2012	$9,958	$(15)	$(2)	$9,941

Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872
Net income	767	―	―	767
Other comprehensive income	―	1	―	1
Distributions to parent	(500)	―	―	(500)
Balance at September 30, 2013	$10,155	$(14)	$(1)	$10,140

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$2,766	$2,788	$7,233	$7,178
Operating Expenses
Fuel used in electric generation and purchased power	1,154	1,396	2,932	3,299
Operation, maintenance and other	559	626	1,653	1,798
Depreciation and amortization	240	174	644	571
Property and other taxes	141	160	423	440
Impairment charges	2	55	368	55
Total operating expenses	2,096	2,411	6,020	6,163
Gains on Sales of Other Assets and Other, net	1	2	2	4
Operating Income	671	379	1,215	1,019
Other Income and Expenses, net	26	32	63	97
Interest Expense	162	182	520	560
Income From Continuing Operations Before Taxes	535	229	758	556
Income Tax Expense From Continuing Operations	207	75	289	193
Income From Continuing Operations	328	154	469	363
Income From Discontinued Operations, net of tax	14	3	10	10
Net Income	342	157	479	373
Less: Net Income Attributable to Noncontrolling Interest	1	2	2	5
Net Income Attributable to Parent	$341	$155	$477	$368

Net Income	$342	$157	$479	$373
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	4	1	5	―
Net unrealized loss on cash flow hedges	(3)	―	―	(5)
Reclassification into earnings from cash flow hedges	3	―	3	7
Reclassification of cash flow hedges to regulatory assets(a)	―	97	―	97
Other Comprehensive Income, net of tax	4	98	8	99
Comprehensive Income	$346	$255	$487	$472

(a)	Net of tax expense of $62 million in 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$66	$231
Receivables (net of allowance for doubtful accounts of $14 at September 30, 2013 and $16 at December 31, 2012)	1,020	790
Receivables from affiliated companies	3	15
Notes receivable from affiliated companies	103	―
Inventory	1,361	1,441
Other	761	766
Total current assets	3,314	3,243
Investments and Other Assets
Nuclear decommissioning trust funds	2,132	1,888
Goodwill	3,655	3,655
Other	531	530
Total investments and other assets	6,318	6,073
Property, Plant and Equipment
Cost	35,922	35,130
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(12,916)	(12,512)
Generation facilities to be retired, net	59	63
Net property, plant and equipment	23,081	22,697
Regulatory Assets and Deferred Debits
Regulatory assets	4,620	5,292
Other	97	100
Total regulatory assets and deferred debits	4,717	5,392
Total Assets	$37,430	$37,405
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$770	$1,066
Accounts payable to affiliated companies	55	30
Notes payable to affiliated companies	1,195	455
Taxes accrued	246	83
Interest accrued	192	192
Current maturities of long-term debt	317	843
Other	1,177	1,118
Total current liabilities	3,952	3,787
Long-term Debt	13,498	13,311
Long-term Debt Payable to Affiliated Companies	―	274
Deferred Credits and Other Liabilities
Deferred income taxes	2,962	2,558
Investment tax credits	89	95
Accrued pension and other post-retirement benefit costs	994	1,608
Asset retirement obligations	2,486	2,413
Regulatory liabilities	2,385	2,469
Other	397	612
Total deferred credits and other liabilities	9,313	9,755
Commitments and Contingencies
Preferred Stock of Subsidiaries	―	93
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at September 30, 2013 and December 31, 2012	―	―
Additional paid-in capital	7,465	7,465
Retained earnings	3,257	2,783
Accumulated other comprehensive loss	(59)	(67)
Total common stockholder's equity	10,663	10,181
Noncontrolling interests	4	4
Total equity	10,667	10,185
Total Liabilities and Equity	$37,430	$37,405

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$479	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	764	678
Equity component of AFUDC	(39)	(77)
Severance expense	―	39
FERC mitigation costs	―	71
Community support and charitable contributions expense	20	40
Losses (gains) on sales of other assets	3	(21)
Impairment charges	368	―
Deferred income taxes	384	257
Amount to be refunded to customers	―	100
Accrued pension and other post-retirement benefit costs	158	137
Contributions to qualified pension plans	(27)	(122)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	33	(12)
Receivables	(219)	(97)
Receivables from affiliated companies	12	(24)
Inventory	79	60
Other current assets	(102)	(6)
Increase (decrease) in
Accounts payable	(227)	6
Accounts payable to affiliated companies	25	29
Taxes accrued	161	175
Other current liabilities	113	(15)
Other assets	(223)	―
Other liabilities	(64)	(141)
Net cash provided by operating activities	1,698	1,450
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,739)	(1,695)
Purchases of available-for-sale securities	(1,651)	(947)
Proceeds from sales and maturities of available-for-sale securities	1,630	921
Change in restricted cash	―	24
Notes receivable from affiliated companies	(103)	―
Other	12	88
Net cash used in investing activities	(1,851)	(1,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	545	1,432
Issuance of common stock related to employee benefit plans	―	6
Payments for the:
Redemption of long-term debt	(1,194)	(961)
Redemption of preferred stock of subsidiaries	(96)	―
Payments of short-term debt with original maturities greater than 90 days	―	(65)
Proceeds from issuance of short-term debt with original maturities greater than 90 days	―	65
Notes payable and commercial paper	―	(671)
Notes payable to affiliated companies	740	635
Distributions to noncontrolling interests	(2)	(6)
Dividends paid	―	(445)
Other	(5)	(4)
Net cash used in financing activities	(12)	(14)
Net decrease in cash and cash equivalents	(165)	(173)
Cash and Cash Equivalents at Beginning of Period	231	230
Cash and Cash Equivalents at End of Period	$66	$57
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$199	$250
Asset retirement obligation additions	―	813
Capital expenditures financed through capital leases	―	137

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Pension and OPEB Related Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011		$7,418	$16	$2,752	$(142)	$(23)	$10,021	$4	$10,025
Net income(a)		―	―	368	―	―	368	2	370
Other comprehensive income		―	―	―	99	―	99	―	99
Common stock issuances, including dividend reinvestment and employee benefits		18	13	―	―	―	31	―	31
Common stock dividends		―	―	(369)	―	―	(369)	―	(369)
Distributions to noncontrolling interests		―	―	―	―	―	―	(2)	(2)
Recapitalization for merger with Duke Energy		(7,436)	7,436	―	―	―	―	―	―
Other		―	―	―	―	―	―	(1)	(1)
Balance at September 30, 2012	$	―	$7,465	$2,751	$(43)	$(23)	$10,150	$3	$10,153

Balance at December 31, 2012	$	―	$7,465	$2,783	$(42)	$(25)	$10,181	$4	$10,185
Net income		―	―	477	―	―	477	2	479
Other comprehensive income		―	―	―	3	5	8	―	8
Premium on the redemption of preferred stock of subsidiaries		―	―	(3)	―	―	(3)	―	(3)
Distributions to noncontrolling interests		―	―	―	―	―	―	(2)	(2)
Balance at September 30, 2013	$	―	$7,465	$3,257	$(39)	$(20)	$10,663	$4	$10,667

(a)

For the nine months ended September 30, 2012, consolidated net income of $373 million includes $3 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$1,430	$1,398	$3,781	$3,578
Operating Expenses
Fuel used in electric generation and purchased power	574	597	1,470	1,450
Operation, maintenance and other	352	384	1,044	1,146
Depreciation and amortization	143	131	393	399
Property and other taxes	59	60	172	168
Impairment charges	―	55	22	55
Total operating expenses	1,128	1,227	3,101	3,218
Gains on Sales of Other Assets and Other, net	1	1	1	2
Operating Income	303	172	681	362
Other Income and Expenses, net	21	21	43	57
Interest Expense	52	52	147	156
Income Before Income Taxes	272	141	577	263
Income Tax Expense	97	45	215	83
Net Income	175	96	362	180
Less: Preferred Stock Dividend Requirement	―	1	―	2
Net Income Available to Parent	$175	$95	$362	$178

Net Income	$175	$96	$362	$180
Other Comprehensive Income (Loss), net of tax
Net unrealized gain (loss) on cash flow hedges	―	1	―	(4)
Reclassification into earnings from cash flow hedges	―	―	―	4
Reclassification of cash flow hedges to regulatory assets(a)	―	71	―	71
Other Comprehensive Income, net of tax	―	72	―	71
Comprehensive Income	$175	$168	$362	$251

(a)	Net of $46 million tax expense in 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$32	$18
Receivables (net of allowance for doubtful accounts of $9 at September 30, 2013 and December 31, 2012)	553	458
Receivables from affiliated companies	1	5
Inventory	795	828
Other	407	313
Total current assets	1,788	1,622
Investments and Other Assets
Nuclear decommissioning trust funds	1,425	1,259
Other	297	251
Total investments and other assets	1,722	1,510
Property, Plant and Equipment
Cost	21,876	21,168
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(8,509)	(8,185)
Generation facilities to be retired, net	59	63
Net property, plant and equipment	13,442	13,062
Regulatory Assets and Deferred Debits
Regulatory assets	1,558	1,845
Other	32	29
Total regulatory assets and deferred debits	1,590	1,874
Total Assets	$18,542	$18,068
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$399	$542
Accounts payable to affiliated companies	76	76
Notes payable to affiliated companies	581	364
Taxes accrued	86	23
Interest accrued	74	69
Current maturities of long-term debt	7	407
Other	440	517
Total current liabilities	1,663	1,998
Long-term Debt	4,929	4,433
Deferred Credits and Other Liabilities
Deferred income taxes	2,435	2,162
Investment tax credits	87	92
Accrued pension and other post-retirement benefit costs	325	715
Asset retirement obligations	1,709	1,649
Regulatory liabilities	1,743	1,538
Other	164	295
Total deferred credits and other liabilities	6,463	6,451
Commitments and Contingencies
Preferred Stock	―	59
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at September 30, 2013 and December 31, 2012	2,159	2,159
Retained earnings	3,328	2,968
Total common stockholder's equity	5,487	5,127
Total Liabilities and Common Stockholder's Equity	$18,542	$18,068

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$362	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	507	499
Equity component of AFUDC	(33)	(50)
Severance expense	―	16
FERC mitigation costs	―	71
Community support and charitable contributions expense	20	40
Gains on sales of other assets and other, net	(1)	(2)
Impairment charges	22	―
Deferred income taxes	272	127
Accrued pension and other post-retirement benefit costs	74	58
Contributions to qualified pension plans	―	(60)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(11)	(33)
Receivables	(75)	(35)
Receivables from affiliated companies	4	(10)
Inventory	32	23
Other current assets	(41)	(6)
Increase (decrease) in
Accounts payable	(168)	(20)
Accounts payable to affiliated companies	―	23
Taxes accrued	63	62
Other current liabilities	(75)	16
Other assets	(87)	(19)
Other liabilities	(77)	(27)
Net cash provided by operating activities	788	853
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(998)	(1,098)
Purchases of available-for-sale securities	(460)	(385)
Proceeds from sales and maturities of available-for-sale securities	438	359
Other	3	75
Net cash used in investing activities	(1,017)	(1,049)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	545	988
Payments for the:
Redemption of long-term debt	(451)	(502)
Redemption of preferred stock	(62)	―
Notes payable and commercial paper	―	(188)
Notes payable to affiliated companies	217	212
Dividends to parent	―	(310)
Dividends paid on preferred stock	―	(2)
Other	(6)	(3)
Net cash provided by financing activities	243	195
Net increase (decrease) in cash and cash equivalents	14	(1)
Cash and Cash Equivalents at Beginning of Period	18	20
Cash and Cash Equivalents at End of Period	$32	$19
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$122	$144
Asset retirement obligation additions	―	684
Capital expenditures financed through capital leases	―	137

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges		Total Equity
Balance at December 31, 2011	$2,148	$3,011		$(71)	$5,088
Net income	―	180		―	180
Other comprehensive income	―	―		71	71
Stock-based compensation expense	11	―		―	11
Dividend to parent	―	(310)		―	(310)
Preferred stock dividends at stated rate	―	(2)		―	(2)
Balance at September 30, 2012	$2,159	$2,879	$	―	$5,038

Balance at December 31, 2012	$2,159	$2,968	$	―	$5,127
Net income	―	362		―	362
Premium on the redemption of preferred stock	―	(2)		―	(2)
Balance at September 30, 2013	$2,159	$3,328	$	―	$5,487

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$1,332	$1,388	$3,442	$3,594
Operating Expenses
Fuel used in electric generation and purchased power	579	799	1,462	1,849
Operation, maintenance and other	207	245	616	660
Depreciation and amortization	95	39	237	158
Property and other taxes	81	99	245	271
Impairment charges	1	―	346	―
Total operating expenses	963	1,182	2,906	2,938
Gains on Sales of Other Assets and Other, net	―	1	1	2
Operating Income	369	207	537	658
Other Income and Expenses, net	6	11	19	29
Interest Expense	46	62	138	194
Income Before Income Taxes	329	156	418	493
Income Tax Expense	132	56	168	182
Net Income	197	100	250	311
Less: Preferred Stock Dividend Requirement	―	―	―	1
Net Income Available to Parent	$197	$100	$250	$310

Net Income	$197	$100	$250	$311
Other Comprehensive (Loss) Income, net of tax
Reclassification of cash flow hedges to regulatory assets(a)	―	26	―	26
Pension and OPEB adjustments	(1)	―	(1)	―
Other Comprehensive (Loss) Income, net of tax	(1)	26	(1)	26
Comprehensive Income	$196	$126	$249	$337

(a)	Net of $17 million tax expense in 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Balance Sheets
(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$15	$131
Receivables (net of allowance for doubtful accounts of $4 at September 30, 2013 and $7 at December 31, 2012)	458	318
Receivables from affiliated companies	1	20
Notes receivable from affiliated companies	30	207
Inventory	567	613
Other	325	351
Total current assets	1,396	1,640
Investments and Other Assets
Nuclear decommissioning trust funds	707	629
Other	176	182
Total investments and other assets	883	811
Property, Plant and Equipment
Cost	13,702	13,432
Accumulated depreciation and amortization	(4,188)	(4,072)
Net property, plant and equipment	9,514	9,360
Regulatory Assets and Deferred Debits
Regulatory assets	3,007	3,321
Other	45	48
Total regulatory assets and deferred debits	3,052	3,369
Total Assets	$14,845	$15,180
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$336	$412
Accounts payable to affiliated companies	25	44
Taxes accrued	200	48
Interest accrued	65	55
Current maturities of long-term debt	11	435
Other	667	534
Total current liabilities	1,304	1,528
Long-term Debt	4,876	4,885
Deferred Credits and Other Liabilities
Deferred income taxes	1,782	1,518
Accrued pension and other post-retirement benefit costs	475	610
Asset retirement obligations	777	764
Regulatory liabilities	640	787
Other	169	255
Total deferred credits and other liabilities	3,843	3,934
Commitments and Contingencies
Preferred Stock	―	34
Common Stockholder's Equity
Common Stock, no par; 60 million shares authorized; 100 shares outstanding at September 30, 2013 and December 31, 2012	1,762	1,762
Retained earnings	3,061	3,037
Accumulated other comprehensive loss	(1)	―
Total common stockholder's equity	4,822	4,799
Total Liabilities and Common Stockholder's Equity	$14,845	$15,180

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	240	161
Equity component of AFUDC	(6)	(27)
Severance expense	―	7
Gains on sales of other assets and other, net	(1)	(2)
Impairment charges	346	―
Deferred income taxes	229	192
Amount to be refunded to customers	―	100
Accrued pension and other post-retirement benefit costs	66	52
Contributions to qualified pension plans	(27)	(61)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	37	64
Receivables	(127)	(76)
Receivables from affiliated companies	19	(12)
Inventory	46	36
Other current assets	(132)	(47)
Increase (decrease) in
Accounts payable	30	68
Accounts payable to affiliated companies	(19)	11
Taxes accrued	152	110
Other current liabilities	203	(15)
Other assets	(128)	21
Other liabilities	(44)	(123)
Net cash provided by operating activities	1,134	770
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(734)	(573)
Purchases of available-for-sale securities	(1,191)	(562)
Proceeds from sales and maturities of available-for-sale securities	1,192	561
Notes receivable from affiliated companies	177	―
Other	―	11
Net cash used in investing activities	(556)	(563)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the:
Redemption of long-term debt	(435)	(9)
Redemption of preferred stock	(34)	―
Payments of short-term debt with original maturities greater than 90 days	―	(65)
Proceeds from issuance of short-term debt with original maturities greater than 90 days	―	65
Notes payable and commercial paper	―	(233)
Notes payable to affiliated companies	―	213
Dividends to parent	(225)	(170)
Dividends paid on preferred stock	―	(1)
Other	―	(3)
Net cash used in financing activities	(694)	(203)
Net (decrease) increase in cash and cash equivalents	(116)	4
Cash and Cash Equivalents at Beginning of Period	131	16
Cash and Cash Equivalents at End of Period	$15	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$76	$102
Asset retirement obligation additions	―	129

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges		Pension and OPEB Related Adjustments		Total
Balance at December 31, 2011	$1,757	$2,945		$(27)	$	―	$4,675
Net income	―	311		―		―	311
Other comprehensive income	―	―		26		―	26
Stock-based compensation expense	5	―		―		―	5
Dividend to parent	―	(170)		―		―	(170)
Preferred stock dividends at stated rate	―	(1)		―		―	(1)
Tax dividend	―	(1)		―		―	(1)
Balance at September 30, 2012	$1,762	$3,084		$(1)	$	―	$4,845

Balance at December 31, 2012	$1,762	$3,037	$	―	$	―	$4,799
Net income	―	250		―		―	250
Other comprehensive loss	―	―		―		(1)	(1)
Dividend to parent	―	(225)		―		―	(225)
Premium on the redemption of preferred stock	―	(1)		―		―	(1)
Balance at September 30, 2013	$1,762	$3,061	$	―		$(1)	$4,822

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating Revenues
Regulated electric	$371	$387	$1,043	$1,047
Nonregulated electric and other	364	292	970	1,008
Regulated natural gas	84	78	364	331
Total operating revenues	819	757	2,377	2,386
Operating Expenses
Fuel used in electric generation and purchased power - regulated	121	141	327	375
Fuel used in electric generation and purchased power - nonregulated	234	234	696	649
Cost of natural gas	9	8	102	95
Operation, maintenance and other	187	208	584	579
Depreciation and amortization	88	86	265	249
Property and other taxes	65	38	201	166
Total operating expenses	704	715	2,175	2,113
Gains on Sales of Other Assets and Other, net	1	―	5	2
Operating Income	116	42	207	275
Other Income and Expenses, net	1	5	4	13
Interest Expense	14	21	50	70
Income Before Income Taxes	103	26	161	218
Income Tax Expense	44	12	65	85
Net Income	59	14	96	133

Other Comprehensive Income, net of tax
Pension and OPEB adjustments	―	―	1	1
Comprehensive Income	$59	$14	$97	$134

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$27	$31
Receivables (net of allowance for doubtful accounts of $2 at September 30, 2013 and December 31, 2012)	114	108
Receivables from affiliated companies	81	82
Notes receivable from affiliated companies	46	1
Inventory	198	227
Other	292	267
Total current assets	758	716
Investments and Other Assets
Goodwill	920	921
Intangibles, net	120	129
Other	98	75
Total investments and other assets	1,138	1,125
Property, Plant and Equipment
Cost	11,050	10,824
Accumulated depreciation and amortization	(2,859)	(2,698)
Net property, plant and equipment	8,191	8,126
Regulatory Assets and Deferred Debits
Regulatory assets	556	579
Other	14	14
Total regulatory assets and deferred debits	570	593
Total Assets	$10,657	$10,560
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$248	$318
Accounts payable to affiliated companies	66	62
Notes payable to affiliated companies	69	245
Taxes accrued	136	159
Interest accrued	28	14
Current maturities of long-term debt	5	261
Other	114	126
Total current liabilities	666	1,185
Long-term Debt	2,183	1,736
Deferred Credits and Other Liabilities
Deferred income taxes	1,969	1,853
Investment tax credits	6	6
Accrued pension and other post-retirement benefit costs	144	157
Asset retirement obligations	30	28
Regulatory liabilities	257	254
Other	139	175
Total deferred credits and other liabilities	2,545	2,473
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at September 30, 2013 and December 31, 2012	762	762
Additional paid-in capital	4,882	4,882
Accumulated deficit	(381)	(477)
Accumulated other comprehensive loss	―	(1)
Total common stockholder's equity	5,263	5,166
Total Liabilities and Common Stockholder's Equity	$10,657	$10,560

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268	252
Gains on sales of other assets and other, net	(5)	(2)
Deferred income taxes	76	78
Accrued pension and other post-retirement benefit costs	12	8
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	―	18
Receivables	(6)	40
Receivables from affiliated companies	1	51
Inventory	29	21
Other current assets	(8)	17
Increase (decrease) in
Accounts payable	(56)	(56)
Accounts payable to affiliated companies	4	(16)
Taxes accrued	(29)	(49)
Other current liabilities	10	(16)
Other assets	3	(39)
Other liabilities	(63)	(73)
Net cash provided by operating activities	332	367
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(318)	(386)
Net proceeds from the sales of other assets	11	82
Notes receivable from affiliated companies	(45)	317
Change in restricted cash	―	(46)
Other	1	1
Net cash used in investing activities	(351)	(32)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	450	―
Payments for the redemption of long-term debt	(257)	(507)
Notes payable to affiliated companies	(176)	86
Other	(2)	―
Net cash provided by (used in) financing activities	15	(421)
Net decrease in cash and cash equivalents	(4)	(86)
Cash and cash equivalents at beginning of period	31	99
Cash and cash equivalents at end of period	$27	$13
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$20	$26
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	28

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pension and OPEB Related Adjustments	Total
Balance at December 31, 2011	$762	$5,085	$(652)	$(28)	$5,167
Net income	―	―	133	―	133
Other comprehensive income	―	―	―	1	1
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	(28)	―	―	(28)
Balance at September 30, 2012	$762	$5,057	$(519)	$(27)	$5,273

Balance at December 31, 2012	$762	$4,882	$(477)	$(1)	$5,166
Net income	―	―	96	―	96
Other comprehensive income	―	―	―	1	1
Balance at September 30, 2013	$762	$4,882	$(381)	$ ―	$5,263

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$755	$718	$2,179	$2,091
Operating Expenses
Fuel used in electric generation and purchased power	283	283	852	853
Operation, maintenance and other	176	162	489	473
Depreciation and amortization	72	100	227	292
Property and other taxes	21	23	59	61
Impairment charges	―	180	―	580
Total operating expenses	552	748	1,627	2,259
Operating Income (Loss)	203	(30)	552	(168)
Other Income and Expenses, net	4	24	14	66
Interest Expense	43	35	127	105
Income (Loss) Before Income Taxes	164	(41)	439	(207)
Income Tax Expense (Benefit)	60	(22)	163	(98)
Net Income (Loss)	104	(19)	276	(109)

Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	(1)	―	(2)	(1)
Comprehensive Income (Loss)	$103	$(19)	$274	$(110)

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$25	$36
Receivables (net of allowance for doubtful accounts of $1 at September 30, 2013 and December 31, 2012)	11	33
Receivables from affiliated companies	123	104
Notes receivable from affiliated companies	69	―
Inventory	413	380
Other	216	138
Total current assets	857	691
Investments and Other Assets
Intangibles, net	33	41
Other	160	122
Total investments and other assets	193	163
Property, Plant and Equipment
Cost	12,310	12,012
Accumulated depreciation and amortization	(3,839)	(3,692)
Net property, plant and equipment	8,471	8,320
Regulatory Assets and Deferred Debits
Regulatory assets	790	810
Other	25	24
Total regulatory assets and deferred debits	815	834
Total Assets	$10,336	$10,008
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$114	$173
Accounts payable to affiliated companies	53	60
Notes payable to affiliated companies	―	81
Taxes accrued	66	61
Interest accrued	53	53
Current maturities of long-term debt	4	405
Other	101	165
Total current liabilities	391	998
Long-term Debt	3,644	3,147
Long-term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,126	853
Investment tax credits	141	142
Accrued pension and other post-retirement benefit costs	182	186
Asset retirement obligations	37	37
Regulatory liabilities	766	741
Other	42	46
Total deferred credits and other liabilities	2,294	2,005
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at September 30, 2013 and December 31, 2012	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,469	2,318
Accumulated other comprehensive income	3	5
Total common stockholder's equity	3,857	3,708
Total Liabilities and Common Stockholder's Equity	$10,336	$10,008

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$276	$(109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	230	296
Equity component of AFUDC	(11)	(61)
Impairment charges	―	580
Deferred income taxes	190	(97)
Accrued pension and other post-retirement benefit costs	19	12
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(31)	―
Receivables	15	16
Receivables from affiliated companies	(19)	23
Inventory	(33)	(26)
Other current assets	27	5
Increase (decrease) in
Accounts payable	(22)	20
Accounts payable to affiliated companies	(7)	(20)
Taxes accrued	16	(35)
Other current liabilities	(9)	(7)
Other assets	2	15
Other liabilities	(78)	(28)
Net cash provided by operating activities	565	584
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(387)	(582)
Purchases of available-for-sale securities	(7)	(12)
Proceeds from sales and maturities of available-for-sale securities	6	14
Notes receivable from affiliated companies	(69)	―
Other	(4)	(1)
Net cash used in investing activities	(461)	(581)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	498	250
Payments for the redemption of long-term debt	(403)	(4)
Notes payable to affiliated companies	(81)	(245)
Dividend to parent	(125)	―
Other	(4)	(2)
Net cash used in financing activities	(115)	(1)
Net (decrease) increase in cash and cash equivalents	(11)	2
Cash and cash equivalents at beginning of period	36	16
Cash and cash equivalents at end of period	$25	$18
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$36	$37
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734
Net loss	―	―	(109)	―	(109)
Other comprehensive loss	―	―	―	(1)	(1)
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26	―	―	26
Balance at September 30, 2012	$1	$1,384	$2,259	$6	$3,650

Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708
Net income	―	―	276	―	276
Other comprehensive loss	―	―	―	(2)	(2)
Dividend to parent	―		(125)	―	(125)
Balance at September 30, 2013	$1	$1,384	$2,469	$3	$3,857

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

1. ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include its subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, Inc. (Duke Energy Progress); Duke Energy Florida, Inc. (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

As discussed in the combined Annual Report on Form 10-K for the year ended December 31, 2012, Duke Energy merged with Progress Energy on July 2, 2012. Accordingly, Duke Energy’s consolidated financial statements include Progress Energy, Duke Energy Progress and Duke Energy Florida activity beginning July 2, 2012. See Note 2 for additional information regarding the merger.

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

Duke Energy Carolinas, a wholly owned subsidiary of Duke Energy, is a regulated public utility that generates, transmits, distributes and sells electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC), and the FERC. Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Carolinas’ operations include one reportable business segment, Franchised Electric.

Progress Energy, a wholly owned subsidiary of Duke Energy, is a holding company headquartered in Raleigh, North Carolina, subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. As discussed further in Note 3, Progress Energy’s operations include one reportable segment, Franchised Electric.

Duke Energy Progress, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC, and the FERC. Substantially all of Duke Energy Progress’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Progress’ operations include one reportable segment, Franchised Electric.

Duke Energy Florida, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida is subject to the regulatory provisions of the Florida Public Service Commission (FPSC), the NRC, and the FERC. Substantially all of Duke Energy Florida’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Florida’s operations include one reportable segment, Franchised Electric.

Duke Energy Ohio, an indirect wholly owned subsidiary of Duke Energy, is a combination electric and gas public utility that provides service in portions of Ohio and Kentucky. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). Duke Energy Ohio also generates electricity in portions of Ohio, Illinois and Pennsylvania. Duke Energy Ohio’s principal

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC), and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations in its Franchised Electric and Gas operating segment. See Note 3 for further information about Duke Energy Ohio’s business segments.

Duke Energy Indiana, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Indiana’s operations include one reportable business segment, Franchised Electric.

BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2012.

These Condensed Consolidated Financial Statements reflect all normal recurring adjustments in the opinion of the respective companies’ management, necessary to fairly present the financial position and results of operations of each of the Duke Energy Registrants. Amounts reported in Duke Energy’s interim Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Condensed Consolidated Statements of Income and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to effects of seasonal temperature variations on energy consumption, regulatory rulings, timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, and other factors.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

UNBILLED REVENUE

Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average rate for retail customers or a contract rate for wholesale customers by the estimated volume of energy delivered but not billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

The Duke Energy Registrants had unbilled revenues within Receivables and within Restricted receivables of variable interest entities on their respective Condensed Consolidated Balance Sheets as shown in the table below.

(in millions)	September 30, 2013	December 31, 2012
Duke Energy	$856	$920
Duke Energy Carolinas	288	315
Progress Energy	220	187
Duke Energy Progress	120	112
Duke Energy Florida	100	74
Duke Energy Ohio	33	47
Duke Energy Indiana	3	3

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables Company, LLC (CRC). These transfers meet sales/derecognition criteria and, therefore, Duke Energy Ohio and Duke Energy Indiana account for the transfers of receivables to CRC as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to CRC were as shown in the table below.

(in millions)	September 30, 2013	December 31, 2012
Duke Energy Ohio	$65	$90
Duke Energy Indiana	126	132

AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS

Income From Discontinued Operations, net of tax presented on the respective Condensed Consolidated Statements of Operations for Duke Energy and Progress Energy is attributable only to controlling interests for all periods presented. Other comprehensive income reported on the

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

respective Condensed Consolidated Statements of Equity for Duke Energy and Progress Energy is attributable only to controlling interests for all periods presented.

ACCUMULATED OTHER COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2013, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. For the three and nine months ended September 30, 2012, Progress Energy, Duke Energy Progress and Duke Energy Florida reclassified pretax losses on open derivative contracts from AOCI to Regulatory Assets as disclosed in Note 8. Reclassifications out of AOCI for other Duke Energy Registrants were not material for the three and nine months ended September 30, 2012. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.

2. ACQUISITIONS AND DISPOSITIONS

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

Purchase Price

All Progress Energy common shares were exchanged at the fixed exchange ratio of 0.87083 common shares of Duke Energy. The total consideration transferred of $18,071 million, including $62 million fair value of stock-based compensation awards, was based on the closing price of Duke Energy common shares on July 2, 2012. The significant assets and liabilities recorded at fair values as of the acquisition date include the acquired long-term debt, asset retirement obligations, capital leases and pension and other post-retirement benefit (OPEB) plans.

The fair value of assets acquired and liabilities assumed was determined based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. The estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in the future cash flows, and future market prices.

Additionally the February 5, 2013 announcement of the decision to retire Crystal River Nuclear Station -  Unit 3 (Crystal River Unit 3), reflects additional information related to facts and circumstances existing as of the acquisition date. See Note 4 for additional information related to Crystal River Unit 3. As such, Duke Energy presents the assets acquired and liabilities assumed as if the retirement of Crystal River Unit 3 occurred on the acquisition date.

The majority of Progress Energy’s operations are subject to the rate-setting authority of the FERC, NCUC, PSCSC, and FPSC and are accounted for pursuant to U.S. GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Progress Energy’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Except for long-term debt, asset retirement obligations, capital leases, pension and OPEB plans, and the wholesale portion of Duke Energy Florida’s Crystal River Unit 3, the fair values of tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values. Accordingly, the assets and liabilities acquired and pro forma financial information do not reflect any net adjustments related to these amounts. The difference between fair value and the pre-merger carrying amounts for long-term debt, asset retirement obligations, capital leases and pension and OPEB plans for the regulated operations were recorded as Regulatory assets.

The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid primarily for the long-term potential for enhanced access to capital as a result of the company’s increased scale and diversity, opportunities for synergies, and an improved risk profile. The goodwill resulting from the merger was allocated entirely to the USFE&G segment. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The purchase price allocation in the table above reflects refinements made to the preliminary fair values of assets acquired and liabilities assumed included in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012. These refinements include adjustments associated with the retirement of Crystal River Unit 3. The changes resulted in an increase to Goodwill of $2 million, an increase to the fair value of Current liabilities, including Current maturities of long-term debt of $12 million, a decrease to Property, plant and equipment of $138 million, a decrease to Other long-term assets, excluding goodwill of $4 million and a decrease to Long-term liabilities, preferred stock and noncontrolling interests of $152 million. These refinements had no impact on the amortization of the purchase accounting adjustments recorded to earnings during 2012 or for the three and nine months ended September 30, 2013.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Duke Energy for the three and nine months ended September 30, 2012. This information reflects the amortization of purchase price adjustments assuming the merger had taken place on January 1, 2011. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy.

Non-recurring merger consummation, integration and other costs incurred by Duke Energy and Progress Energy during the three and nine months ended September 30, 2012 have been excluded from the pro forma earnings presented below. After-tax non-recurring merger consummation, integration and other costs incurred by both Duke Energy and Progress Energy were $293 million and $322 million for the three and nine months ended September 30, 2012. The pro forma financial information also excludes potential future cost savings or non-recurring charges related to the merger.

(in millions, except per share amounts)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$6,727	$18,309
Net Income Attributable to Duke Energy Corporation	889	1,888
Basic and Diluted Earnings Per Share	1.26	2.68

Chilean Hydro Acquisition

In December 2012, International Energy acquired Iberoamericana de Energía Ibener, S.A. (Ibener) of Santiago, Chile for cash consideration of $415 million. This acquisition included the 140 megawatt (MW) Duqueco hydroelectric generation complex consisting of two run-of-the-river plants located in southern Chile. The preliminary purchase accounting entries consisted primarily of $383 million of property, plant and equipment, $30 million of intangible assets, $57 million of deferred income tax liabilities, $54 million of goodwill, and $6 million of working capital. The fair value of assets acquired and liabilities assumed utilized for the purchase price allocation are preliminary and subject to revision until the valuations are completed and to the extent that additional information is obtained about facts and circumstances existing as of the acquisition date. In April 2013, the six-month bridge loan executed in connection with the acquisition was replaced with a nonrecourse secured credit facility with a term of thirteen years, and $192 million of cash collateral related to the six-month bridge loan was returned to Duke Energy. See Note 6, “Debt and Credit Facilities,” for additional discussion related to the bridge loan conversion.

Vermillion Generating Station

On January 12, 2012, after receiving approvals from the FERC and the IURC, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its 75 percent undivided ownership interest in the Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association (WVPA). Upon the closing of the sale, Duke Energy Indiana held a 62.5 percent interest and WVPA held a 37.5 percent interest in Vermillion. Duke Energy Ohio received net proceeds of $82 million, consisting of $68 million From Duke Energy Indiana and $14 million from WVPA.

As Duke Energy Indiana is an affiliate of Duke Energy Vermillion, the transaction has been accounted for as a transfer between entities under common control. As a result, no gain or loss was recorded and the transaction did not have a significant impact to Duke Energy Ohio or Duke Energy Indiana’s results of operations. The proceeds received from Duke Energy Indiana are included in Net proceeds from the sales of other assets on Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows. The cash paid to Duke Energy Ohio is included in Capital expenditures on Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows. The transaction resulted in the recognition of non-cash after-tax equity transfers of $28 million for Duke Energy Ohio and $26 million for Duke Energy Indiana. These transfers are recorded in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Equity and represent the difference between cash exchanged and the net book value of Vermillion. These amounts are not reflected in Duke Energy’s Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Equity as the transaction is eliminated in consolidation.

The proceeds from WVPA are included in Net proceeds from the sales of other assets, and sale of and collections on notes receivable on Duke Energy and Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows. The sale of the proportionate share of Vermillion to WVPA did not result in a significant gain or loss.

DISPOSITIONS

DukeNet Communications

On October 4, 2013, Duke Energy, together with investment funds managed by Alinda, agreed to sell their interest in DukeNet Communications, LLC (DukeNet) to Time Warner Cable, Inc. Following the repayment of existing DukeNet indebtedness at closing, estimated transaction expenses and other purchase price adjustments, Duke Energy expects to receive cash proceeds of approximately $210 million.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The transaction is expected to close in the first quarter of 2014, subject to customary closing conditions, including receipt of required regulatory approvals.

Wind Projects Joint Venture

In April 2012, Duke Energy executed a joint venture agreement with Sumitomo Corporation of America (SCOA). Under the terms of the agreement, Duke Energy and SCOA each own a 50 percent interest in the joint venture (DS Cornerstone, LLC), which owns two wind generation projects. The facilities began commercial operations in June 2012 and August 2012. Duke Energy and SCOA also negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility, on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement.

3. BUSINESS SEGMENTS

Management evaluates segment performance based on Segment Income, which is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment Income includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Certain governance costs are allocated to each segment. In addition, direct interest expense and income taxes are included in Segment Income.

Operating segments for the Duke Energy Registrants are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate the performance at each of the Duke Energy Registrants.

Products and services are sold between affiliate companies and between reportable segments at cost. Segment assets as presented in the tables that follow exclude all intercompany assets.

DUKE ENERGY

Duke Energy has three reportable operating segments: USFE&G, Commercial Power and International Energy.

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

Commercial Power operates and manages power plants owned by Duke Energy Ohio and engages in the wholesale marketing and procurement of electricity, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail). Duke Energy Retail is certified by the PUCO as a Competitive Retail Electric Service provider. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power engages in the development, construction and operation of renewable energy and commercial transmission projects in the U.S.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electricity and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company (NMC).  Located in Saudi Arabia, NMC is a large regional producer of methanol and methyl tertiary butyl ether (MTBE).

The remainder of Duke Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes unallocated corporate costs, which primarily consist of interest expense on corporate debt instruments, costs to achieve mergers and divestitures, and costs associated with certain corporate severance programs. It also includes Bison Insurance Company Limited (Bison), a wholly owned, captive insurance subsidiary, Duke Energy’s 50 percent interest in DukeNet and related telecommunications businesses, and Duke Energy’s 60 percent interest in Duke Energy Trading and Marketing, LLC.

	Three Months Ended September 30, 2013
(in millions)	USFE&G	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues(a)(b)(c)	$5,768	$370	$541	$6,679	$30	$	―	$6,709
Intersegment revenues	18	―	9	27	24		(51)	―
Total revenues	$5,786	$370	$550	$6,706	$54		$(51)	$6,709
Segment income(a)(b)(c)(d)	$923	$116	$27	$1,066	$(76)	$	―	$990
Add back noncontrolling interests component								4
Income from discontinued operations, net of tax								14
Net income								$1,008
Segment assets as of September 30, 2013	$99,269	$5,669	$6,852	$111,790	$2,658		$142	$114,590

(a)	In May 2013, Duke Energy Ohio implemented revised customer rates approved by the PUCO. This increase impacts USFE&G. See Note 4 for additional information about the revised customer rates.
(b)	In June 2013, Duke Energy Progress implemented revised customer rates approved by the NCUC. This increase impacts USFE&G. See Note 4 for additional information about the revised customer rates.
(c)

In September 2013, Duke Energy Carolinas implemented revised customer rates approved by the NCUC and the PSCSC. This increase impacts USFE&G. See Note 4 for additional information about the revised customer rates.

(d)	Other includes after-tax costs to achieve the merger with Progress Energy of $54 million. See Note 2 for additional information about the merger.

	Three Months Ended September 30, 2012
(in millions)	USFE&G	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues	$5,830	$382	$508	$6,720	$2	$	―	$6,722
Intersegment revenues	12	―	17	29	18		(47)	―
Total revenues	$5,842	$382	$525	$6,749	$20		$(47)	$6,722
Segment income(a)(b)	$790	$103	$12	$905	$(315)	$	―	$590
Add back noncontrolling interests component								4
Income from discontinued operations, net of tax								4
Net income								$598

(a)	USFE&G recorded an impairment related to the Edwardsport Integrated Gasification Combined Cycle (IGCC) project. See Note 4 for additional information on the Edwardsport impairment.
(b)	Other includes after-tax costs to achieve the merger with Progress Energy of $293 million. See Note 2 for additional information about the merger.

	Nine Months Ended September 30, 2013
(in millions)	USFE&G	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues(a)(b)(c)	$15,731	$1,168	$1,527	$18,426	$60	$	―	$18,486
Intersegment revenues	35	―	32	67	65		(132)	―
Total revenues	$15,766	$1,168	$1,559	$18,493	$125		$(132)	$18,486
Segment income(a)(b)(c)(d)(e)(f)	$1,932	$300	$26	$2,258	$(292)	$	―	$1,966
Add back noncontrolling interests component								7
Income from discontinued operations, net of tax								11
Net income								$1,984

(a)	In May 2013, Duke Energy Ohio implemented revised customer rates approved by the PUCO. This increase impacts USFE&G. See Note 4 for additional information about the revised customer rates.
(b)	In June 2013, Duke Energy Progress implemented revised customer rates approved by the NCUC. This increase impacts USFE&G. See Note 4 for additional information about the revised customer rates.
(c)

In September 2013, Duke Energy Carolinas implemented revised customer rates approved by the NCUC and the PSCSC. This increase impacts USFE&G. See Note 4 for additional information about the revised customer rates.

(d)	USFE&G recorded an impairment charge related to Duke Energy Florida's Crystal River Unit 3. See Note 4 for additional information about the Crystal River Unit 3 impairment.
(e)

USFE&G recorded an impairment charge related to Duke Energy Progress' Shearon Harris Nuclear Station (Harris) site. USFE&G also recorded an impairment charge related to Duke Energy Florida's proposed Levy Nuclear Station (Levy). See Note 4 for additional information about the Harris site and Levy site impairments.

(f)	Other includes after-tax costs to achieve the merger with Progress Energy of $139 million. See Note 2 for additional information about the merger.

	Nine Months Ended September 30, 2012
(in millions)	USFE&G	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues	$11,178	$1,181	$1,560	$13,919	$10	$	―	$13,929
Intersegment revenues	29	―	47	76	41		(117)	―
Total revenues	$11,207	$1,181	$1,607	$13,995	$51		$(117)	$13,929
Segment income(a)(b)	$1,263	$350	$71	$1,684	$(356)	$	―	$1,328
Add back noncontrolling interests component								12
Income from discontinued operations, net of tax								5
Net income								$1,345

(a)

USFE&G recorded an impairment charge related to Duke Energy Indiana's IGCC project. USFE&G also recorded the reversal of expenses of $60 million related to a prior year Voluntary Opportunity Plan in accordance with Duke Energy Carolinas' 2011 rate case. See Note 4 for additional information about the impairment charges.

(b)	Other includes after-tax costs to achieve the merger with Progress Energy of $306 million. See Note 2 for additional information about the merger.

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

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electricity, fuel, and emission allowances related to these plants, as well as other contractual positions. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or Duke Energy Retail, which are included in the Commercial Power reportable operating segment at Duke Energy.

The remainder of Duke Energy Ohio’s operations is presented as Other. While not considered a reportable segment for Duke Energy Ohio, Other consists of costs to achieve the merger between Duke Energy and Progress Energy, certain corporate severance programs, and certain costs for use of corporate assets allocated to each company. See Note 17 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Three Months Ended September 30, 2013
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues(a)	$421	$398	$819	$	―	$	―	$819
Intersegment revenues	―	6	6		―		(6)	―
Total revenues	$421	$404	$825	$	―		$(6)	$819
Segment income / Consolidated net income(a)	$42	$30	$72		$(13)	$	―	$59
Segment assets as of September 30, 2013	$6,631	$4,088	$10,719		$103		$(165)	$10,657

(a)	In May 2013, Duke Energy Ohio implemented revised customer rates approved by the PUCO. This increase impacts FE&G. See Note 4 for additional information about the revised customer rates.

	Three Months Ended September 30, 2012
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues	$431	$326	$757	$	―	$	―	$757
Intersegment revenues	―	15	15		―		(15)	―
Total revenues	$431	$341	$772	$	―		$(15)	$757
Segment income (loss) / Consolidated net income	$49	$(17)	$32		$(18)	$	―	$14

	Nine Months Ended September 30, 2013
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues(a)	$1,317	$1,060	$2,377	$	―	$	―	$2,377
Intersegment revenues	―	25	25		―		(25)	―
Total revenues	$1,317	$1,085	$2,402	$	―		$(25)	$2,377
Segment income (loss) / Consolidated net income(a)	$122	$(3)	$119		$(23)	$	―	$96

(a)	In May 2013, Duke Energy Ohio implemented revised customer rates approved by the PUCO. This increase impacts FE&G. See Note 4 for additional information about the revised customer rates.

	Nine Months Ended September 30, 2012
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues	$1,291	$1,095	$2,386	$	―	$	―	$2,386
Intersegment revenues	―	42	42		―		(42)	―
Total revenues	$1,291	$1,137	$2,428	$	―		$(42)	$2,386
Segment income / Consolidated net income	$113	$44	$157		$(24)	$	―	$133

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA

Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana each have one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of costs to achieve the merger between Duke Energy and Progress Energy, certain corporate severance programs, and certain costs for use of corporate assets allocated to each company. See Note 17 for additional information. Other for Progress Energy also includes interest expense on corporate debt instruments. The following table summarizes the net loss for Other at each of these registrants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Duke Energy Carolinas	$(26)	$(119)	$(69)	$(137)
Progress Energy	(72)	(181)	(205)	(278)
Duke Energy Progress	(20)	(109)	(40)	(119)
Duke Energy Florida	(6)	(23)	(18)	(30)
Duke Energy Indiana	(5)	(14)	(13)	(19)

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

Duke Energy Carolinas

2013 North Carolina Rate Case

On September 24, 2013, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase with minor modifications. The North Carolina Utilities Commission Public Staff (Public Staff) was a party to the settlement agreement. The parties have agreed to a three year step-in rate increase, with the first two years providing for $205 million, or a 4.5 percent average increase in rates, and the third year providing for rates to be increased by an additional $30 million, or 0.6 percent. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) a $10 million shareholder contribution to agencies that provide energy assistance to low-income customers, and (iii) an annual reduction in the regulatory liability for costs of removal of $30 million for each of the first two years. Duke Energy Carolinas also agreed not to request additional base rate increases to be effective before September 2015. New rates went into effect on September 25, 2013.

On October 23, 2013, the North Carolina Attorney General (NCAG) appealed the rate of return and capital structure approved in the agreement. On October 24, 2013, the NC Waste Awareness and Reduction Network (NC WARN) also appealed various matters in the settlement. Duke Energy Carolinas cannot predict the outcome of this matter.

2013 South Carolina Rate Case

On September 11, 2013, the PSCSC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. Parties to the settlement agreement were the Office of Regulatory Staff, Wal-Mart Stores East, LP and Sam’s East, Incorporated, the South Carolina Energy Users Committee, Public Works of the City of Spartanburg, South Carolina and the South Carolina Small Business Chamber of Commerce. The parties agreed to a two year step-in rate increase, with the first year providing for approximately $80 million, or a 5.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $38 million, or 2.6 percent. The settlement agreement is based upon a return on equity of 10.2 percent and a 53 percent equity component of the capital structure. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) approximately $4 million of contributions to agencies that provide energy assistance to low-income customers and for economic development, and (iii) a reduction in the regulatory liability for costs of removal of $45 million for the first year. Duke Energy Carolinas also agreed not to request additional base rate increases to be effective before September 2015. New rates went into effect on September 18, 2013.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

2011 North Carolina Rate Case

On January 27, 2012, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. The Public Staff was a party to the settlement. On March 28, 2012, the NCAG appealed the rate of return approved in the agreement. On April 12, 2013, the North Carolina Supreme Court (NCSC) ordered the NCUC to make an independent determination regarding the proper return on equity. The NCSC stated the determination should be based upon appropriate findings of fact that weigh all the available evidence, including the impact of changing economic conditions on customers. On October 23, 2013, the NCUC reaffirmed the rate of return approved in the January 27, 2012 settlement agreement. On October 25, 2013, the NCAG announced his intention to appeal the reaffirmed order. The appeal has not yet been filed. Duke Energy Carolinas cannot predict the outcome of this matter.

V.C. Summer Nuclear Station Letter of Intent

In July 2011, Duke Energy Carolinas signed a letter of intent with Santee Cooper related to the potential acquisition by Duke Energy Carolinas of a 5 percent to 10 percent ownership interest in the V.C. Summer Nuclear Station being developed by Santee Cooper and South Carolina Electric and Gas (SCE&G) near Jenkinsville, South Carolina. The letter of intent provided a path for Duke Energy Carolinas to conduct the necessary due diligence to determine whether future participation in this project is beneficial for its customers. On November 7, 2012, the letter of intent expired. However, Duke Energy Carolinas remains engaged in discussions at this time.

William States Lee III Nuclear Station

In December 2007, Duke Energy Carolinas applied to the NRC for a Combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have concurred with the prudency of Duke Energy Carolinas incurring certain project development and pre-construction costs, although recovery of costs is not guaranteed. Duke Energy Carolinas has incurred approximately $370 million, including allowance for funds used during construction (AFUDC) through September 30, 2013. This amount is included in Net property, plant and equipment on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets.

The Lee COL application is impacted by the ongoing NRC activity to address its Waste Confidence rule. The Waste Confidence rule is a generic finding by the NRC that spent fuel can be managed safely until ultimate disposal. The U.S. Court of Appeals for the District of Columbia (D.C. Circuit) remanded the rule to the NRC. The NRC determined that no final licenses for new reactors would be issued until the remand is appropriately addressed. Based upon current timelines from the NRC, licenses would not be issued until September 2014 at the earliest. The COL is also impacted by the time required to fully respond to an NRC request for additional information addressing seismic hazard evaluation resulting from recommendations of the Fukushima Near-Term Task Force. Due to the schedule for both fully responding and for NRC review of the response, the Lee COL is not expected until 2016.

Duke Energy Progress

2012 North Carolina Rate Case

On May 30, 2013, the NCUC approved a settlement agreement related to Duke Energy Progress’ request for a rate increase. The Public Staff was a party to the settlement agreement. The parties have agreed to a two year step-in rate increase, with the first year providing for a $147 million, or a 4.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or a 1.0 percent average increase in rates. The second year increase is a result of Duke Energy Progress agreeing to delay collection of financing costs on the construction work in progress for the L.V. Sutton (Sutton) combined cycle facility for one year. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) a $20 million contribution to agencies that provide energy assistance to low-income customers, and (iii) a reduction in the regulatory liability for costs of removal of $20 million for the first year. New rates went into effect on June 1, 2013.

On July 1, 2013, the NCAG appealed the NCUC’s approval of the rate of return and capital structure included in the agreement. The NCSC recently docketed the appeal. Legal briefs are due in the fourth quarter of 2013. Duke Energy Progress cannot predict the outcome of this matter.

L.V. Sutton Combined Cycle Facility

Duke Energy Progress is constructing a 625 MW combined cycle natural gas-fired generating facility at its existing Sutton Steam Station in New Hanover County, North Carolina. Total final project cost including AFUDC is estimated to be $570 million. The Sutton project is approximately 94 percent complete and expected to be in service in the fourth quarter of 2013.

Shearon Harris Nuclear Station Expansion

On February 19, 2008, Duke Energy Progress applied to the NRC for a COL for two Westinghouse Electric AP1000 reactors at Harris. On May 2, 2013, Duke Energy Progress requested the NRC to suspend its review activities associated with the COL. As a result of the decision to suspend the COL applications, Duke Energy Progress recorded a pretax impairment charge of $22 million during the second quarter of 2013. This charge represents costs associated with the COL, which are not probable of recovery. On September 16, 2013, the NCUC approved the deferral of the North Carolina retail portion of the remaining COL costs. Approximately $47 million is recorded in Regulatory assets on Duke Energy Progress’ Condensed Consolidated Balance Sheet at September 30, 2013.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Wholesale Depreciation Rates

On April 19, 2013, Duke Energy Progress filed an application with FERC for acceptance of changes to generation depreciation rates and in August filed for acceptance of additional changes. These changes will affect the rates of DEP wholesale power customers which purchase or will purchase power under formula rates. Certain Duke Energy Progress wholesale customers filed interventions and protests. FERC accepted the depreciation rate changes, subject to refund, and set the matter for settlement and hearing in a consolidated proceeding. FERC further initiated a section 206 action with respect to the justness and reasonableness of the proposed rate changes. The parties are engaged in settlement discussions. Duke Energy Progress cannot predict the outcome of this matter.

Duke Energy Florida

FPSC Settlement Agreements

On February 22, 2012, the FPSC approved a settlement agreement (the 2012 Settlement) among Duke Energy Florida, the Florida Office of Public Counsel (OPC) and other customer advocates. The 2012 Settlement was to continue through the last billing cycle of December 2016. The agreement addressed four principal matters: (i) the Crystal River Unit 3 delamination prudence review then pending before the FPSC, (ii) certain customer rate matters, (iii) Duke Energy Florida’s proposed Levy cost recovery, and (iv) cost of removal reserve.

On October 17, 2013, the FPSC approved a settlement agreement (the 2013 Settlement) between Duke Energy Florida, OPC, and other customer advocates. The 2013 Settlement replaces and supplants the 2012 Settlement and substantially resolves additional issues, including (i) matters related to Crystal River Unit 3, (ii) Levy, (iii) Crystal River 1 and 2 coal units, and (iv) future generation needs in Florida.

Refer to the remaining sections below for further discussion of these settlement agreements.

Crystal River Unit 3

In September 2009, Crystal River Unit 3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination, or separation, within the concrete at the periphery of the containment building, which resulted in an extension of the outage. The concrete delamination was caused by redistribution of stresses in the containment wall that occurred when an opening was created to accommodate the replacement of the unit’s steam generators. In March 2011, work to return the plant to service was suspended after monitoring equipment identified a new delamination. The second delamination occurred in a different section of the outer wall after repair work was completed and during the late stages of retensioning the containment building. Crystal River Unit 3 remained out of service while Duke Energy Florida conducted an engineering analysis and review of the second delamination and evaluated possible repair options.

Subsequent to March 2011, monitoring equipment detected additional changes and further damage in the partially tensioned containment building. Duke Energy Florida developed a repair plan which had a preliminary cost estimate of $900 million to $1.3 billion.

On February 5, 2013, following the completion of a comprehensive analysis and an independent review by Zapata Incorporated which estimated repair costs to be between $1.49 billion and $3.43 billion depending on the repair scope selected, Duke Energy Florida announced its intention to retire Crystal River Unit 3. Duke Energy Florida concluded that it did not have a high degree of confidence that repair could be successfully completed and licensed within estimated costs and schedule, and that it was in the best interests of Duke Energy Florida’s customers and joint owners, and Duke Energy’s investors to retire the unit. On February 20, 2013, Duke Energy Florida filed with the NRC a certification of permanent cessation of power operations and permanent removal of fuel from the reactor vessel. Duke Energy Florida developed initial estimates of the cost to decommission the plant during its analysis of whether to repair or retire Crystal River Unit 3. These initial estimates of the cost to decommission the plant resulted in an estimate in 2011 dollars of $989 million. With the final decision to retire, Duke Energy Florida is working to develop a comprehensive decommissioning plan, which will evaluate various decommissioning options and costs associated with each option. The plan will determine resource needs as well as the scope, schedule and other elements of decommissioning. Duke Energy Florida is evaluating the use of a safe storage (SAFSTOR) option for decommissioning. Generally, SAFSTOR involves placing the facility into a safe storage configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities occur, usually in 40 to 60 years. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning approved by the NRC. An updated site specific decommissioning study will be filed with the NRC and the FPSC. Additional specifics about the decommissioning plan are being developed. The NRC requires that within two years of permanent cessation of power operations the licensee submit a Post-Shutdown Decommissioning Activities Report, which includes a description of planned decommissioning activities, schedule of significant activities, a site specific cost estimate and an environmental impact assessment. Additionally, Duke Energy Florida is developing several license amendment requests and other submittals to revise staffing, training, maintenance, emergency preparedness and security requirements in light of the permanent removal of fuel from the reactor. Duke Energy Florida anticipates filing these submissions with the NRC over the next two years.

Duke Energy Florida maintains insurance coverage through Nuclear Electric Insurance Limited’s (NEIL) accidental property damage program. The NEIL coverage generally does not include property damage to or resulting from the containment structure. However, full limit coverage does apply to decontamination and debris removal if required following an accident to ensure public health and safety or if property damage results from a terrorism event.

Duke Energy Florida worked with NEIL for recovery of applicable repair costs and associated replacement power costs throughout the duration of the Crystal River Unit 3 outage. On April 25, 2013 NEIL paid Duke Energy Florida $530 million related to the Crystal River Unit 3 delaminations. Duke Energy Florida has received a total of $835 million in insurance proceeds from NEIL related to the Crystal River Unit 3 delaminations. Duke Energy Florida recorded a regulatory liability of $490 million upon receipt of the April 2013 NEIL settlement proceeds. This amount is being refunded to retail customers through Duke Energy Florida’s fuel clause. Proceeds received from NEIL and the related refunds to retail customers are presented in Operating Activities on Duke Energy Florida’s Condensed Statements of Cash Flows.

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

As a result of retiring the unit, Duke Energy Florida is required to refund $100 million to retail customers through its fuel clause by the 2012 Settlement (retirement decision refund). Duke Energy Florida recorded a Regulatory liability in the third quarter of 2012 related to these replacement power obligations.

Duke Energy Florida has reclassified all Crystal River Unit 3 investments, including property, plant and equipment, nuclear fuel, inventory, and other assets to a regulatory asset. The 2012 Settlement authorized Duke Energy Florida to defer the retail portion of all Crystal River Unit 3 related costs incurred subsequent to retirement including, but not limited to, operations and maintenance and property tax costs in a regulatory asset. A regulatory liability must also be established to capture the difference between (i) actual incurred operations and maintenance and property tax costs in a given year and, (ii) the amount included in customer rates as established in Duke Energy Florida’s most recent fully litigated base rate proceeding, effective 2010. Beginning in February 2013, the retail portion of operations and maintenance costs and property taxes associated with Crystal River Unit 3 are being deferred to a regulatory asset. The 2013 Settlement terminates the regulatory asset and/or liability treatment for operation and maintenance and property tax expenses incurred after December 31, 2013.

Duke Energy Florida agreed to forego recovery of $295 million of Crystal River Unit 3 regulatory assets in accordance with the 2013 settlement agreement. This excludes amounts related to the uprate project. Duke Energy Florida recorded a $295 million pretax charge in the second quarter of 2013 for this matter. This amount is included in Impairment charges on Duke Energy Florida’s Condensed Statements of Operations and Comprehensive Income.

Duke Energy Florida is allowed to accelerate cash recovery of approximately $135 million of the Crystal River Unit 3 regulatory assets from retail customers from 2014 through 2016 through its fuel clause. Duke Energy Florida will begin recovery of the remaining Crystal River Unit 3 regulatory asset, up to a cap of $1,466 million from retail customers upon the earlier of (i) full recovery of the uncollected Levy investment or (ii) the first billing period of January 2017. Recovery will continue 240 months from inception of collection of the regulatory asset in base rates. The Crystal River Unit 3 base rate component will be adjusted at least every four years. Included in this recovery, but not subject to the cap, are costs of building a dry cask storage facility for spent nuclear fuel, if needed. The return rate will be based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent. The return rate is subject to change if the return on equity changes in the future. Construction of the dry cask storage facility is subject to separate FPSC approval. The regulatory asset associated with the uprate project will continue to be recovered through the Nuclear Cost Recovery Clause (NCRC) over an estimated seven year period beginning in 2013.

Through September 30, 2013, Duke Energy Florida deferred $1,186 million for rate recovery related to Crystal River Unit 3, which is subject to the rate recovery cap in the 2013 settlement. In addition, Duke Energy Florida deferred $324 million for recovery costs associated with building a dry cask storage facility and the original uprate project which is not subject to the rate recovery cap discussed above. Duke Energy Florida does not expect the Crystal River Unit 3 regulatory asset to exceed the cap prior to full cash recovery from its retail customers.

The following table includes a summary of retail customer refunds agreed to in the 2012 Settlement and the 2013 Settlement.

	September 30, 2013
			Remaining Amount to be Refunded
(in millions)	Total	Refunded to date	2013	2014	2015	2016
2012 Settlement refund(a)	$288	$97	$32	$139	$10	$10
Retirement decision refund	100	―	―	―	40	60
NEIL proceeds	490	245	81	164	―	―
Total customer refunds	$878	342	113	303	50	70
Accelerated regulatory asset recovery	(135)	―	―	(38)	(38)	(59)
Net customer refunds	743	$342	$113	$265	$12	$11

(a)	See discussion under Customer Rate Matters section below.

Duke Energy Florida is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on Duke Energy Florida and the joint owners. In December 2012, Duke Energy Florida reached an agreement with one group of joint owners related to all Crystal River Unit 3 matters, and is engaged in settlement discussions with the other major group of joint owners regarding resolution of matters associated with Crystal River Unit 3. Duke Energy Florida cannot predict the outcome of this matter.

Customer Rate Matters

Pursuant to the 2013 Settlement, Duke Energy Florida will maintain base rates at the current level through the last billing period of 2018, subject to the return on equity range of 9.5 percent to 11.5 percent. Duke Energy Florida is not required to file a depreciation study, fossil dismantlement study or nuclear decommissioning study until the earlier of the next rate case filing or March 31, 2019. The 2012 Settlement provided for a $150 million increase in base revenue effective with the first billing cycle of January 2013. Costs associated with Crystal River Unit 3 investments were removed from retail rate base effective with the first billing cycle of January 2013. Duke Energy Florida is accruing, for future rate-setting purposes, a carrying charge on the Crystal River Unit 3 investment until the Crystal River Unit 3 regulatory asset is recovered in base rates beginning with the earlier of the full recovery of the Levy investment or the first billing cycle of January 2017. If Duke Energy Florida’s retail base rate earnings fall below the return on equity range, as reported on a FPSC-adjusted or pro-forma basis on a Duke

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Energy Florida monthly earnings surveillance report, Duke Energy Florida may petition the FPSC to amend its base rates during the term of the 2013 Settlement.

In addition to the refunds related to Crystal River Unit 3 mentioned above, Duke Energy Florida is refunding $288 million to retail customers through its fuel clause, as required by the 2012 Settlement.

If Duke Energy Florida determines additional amounts are necessary to fund the Crystal River Unit 3 decommissioning trust, it is permitted to petition for collection of those funds up to $8 million through a base rate surcharge. If the FPSC approves annual decommissioning funding prior to the end of 2018 greater than $8 million, the excess shall be deferred with a carrying cost and recovered through the Capacity Cost Recovery Clause beginning in January 2019.

Levy Nuclear Station

On July 28, 2008, Duke Energy Florida applied to the NRC for a COL for two Westinghouse AP1000 reactors at Levy. Various parties filed a joint petition to intervene in the Levy COL application. On March 26, 2013, the Atomic Safety and Licensing Board issued a ruling that the NRC had carried its burden of demonstrating its Final Environmental Impact Statement complies with the National Environmental Policy Act and applicable NRC regulatory requirements. A mandatory hearing conducted by the five NRC Commissioners is expected to occur in January 2015.

In 2008, the FPSC granted Duke Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule, together with the associated facilities, including transmission lines and substation facilities.

Under the terms of the 2012 Settlement, Duke Energy Florida began retail cost-recovery of Levy costs effective in the first billing cycle of January 2013 at the fixed rates contained in the settlement and continuing for a five-year period, with true-up of any actual costs not recovered during the five-year period occurring in the final year. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the COL and any engineering, procurement and construction (EPC) agreement cancellation costs. The 2012 Settlement provided that Duke Energy Florida will treat the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting.

Duke Energy Florida updated its retail cost-recovery for Levy effective in the first billing cycle of January 2013 to the fixed rates contained in the 2012 Settlement. These recovery rates continue for a five-year period, with true-up of any actual costs not recovered during the five-year period occurring in the final year. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the COL and any engineering, procurement and construction (EPC) agreement cancellation costs. The consumer parties agree to not oppose Duke Energy Florida continuing to pursue a COL for Levy.

Pursuant to the 2013 Settlement, Duke Energy Florida agrees to terminate the EPC at the earliest reasonable and prudent time. Duke Energy Florida is allowed to recover EPC cancellation costs from its retail customers. Duke Energy Florida will exercise its best efforts to obtain the COL from the NRC prior to March 31, 2015. If Duke Energy Florida, at its own discretion, decides not to pursue the COL prior to March 31, 2015, it agrees to credit customers $10 million as a reduction to fuel costs.

In accordance with the 2013 Settlement, Duke Energy Florida ceased amortization of the wholesale allocation of Levy investments against retail rates. In the second quarter of 2013, Duke Energy Florida recorded a pretax charge of $65 million to write-off the wholesale portion of Levy investments. This amount is included in Impairment charges on Duke Energy Florida’s Condensed Statements of Operations and Comprehensive Income.

Recovery of the remaining retail portion of the project costs will occur over five years from 2013 through 2017. Duke Energy Florida has an ongoing responsibility to demonstrate prudency related to the wind down of the Levy investment and the potential for salvage of Levy assets. As of September 30, 2013, Duke Energy Florida has a net uncollected investment in Levy of approximately $265 million, including AFUDC. Of this amount, $118 million is included in Regulatory assets, $117 million related to land and the COL is included in Net, property, plant and equipment, and $30 million is included in Other within Current Assets on Duke Energy Florida’s Condensed Balance Sheets.

Crystal River 1 and 2 Coal Units

Duke Energy Florida is evaluating Crystal River 1 and 2 coal units for retirement in order to comply with certain environmental regulations. If those units are retired Duke Energy Florida will continue recovery of existing annual depreciation expense through the end of 2020. Beginning in 2021, Duke Energy Florida will be allowed to recover any remaining net book value of the assets from retail customers through the Capacity Cost Recovery Clause.

New Generation

Duke Energy Florida currently projects a significant need for additional generation to offset the impact of the lost capacity resulting from retirement of Crystal River Unit 3 as well as possible retirement of Crystal River 1 and 2 coal units. The 2013 Settlement establishes a recovery mechanism for additional generation needs. This recovery mechanism, the Generation Base Rate Adjustment (GBRA), will apply to (i) the construction, uprate of existing generation, and/or purchase of up to 1,150 MW of combustion turbine and/or combined cycle generating capacity prior to the end of 2017, and (ii) the construction of additional generation of up to 1,800 MW to be placed in service in 2018 upon FPSC approval of a need determination. The GBRA allows recovery of prudent costs of these items through an increase in base rates, upon the in-service date of such assets, without a general rate case at a 10.5 percent return on equity. On October 8, 2013, Duke Energy Florida issued a request for proposals to evaluate alternatives for an additional generation facility.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Cost of Removal Reserve

The 2012 Settlement and the 2013 Settlement provide Duke Energy Florida the discretion to reduce cost of removal amortization expense up to the balance in the cost of removal reserve until the earlier of its applicable cost of removal reserve reaches zero or the expiration of the 2013 Settlement. Duke Energy Florida may not reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range. Duke Energy Florida recognized a $22 million reduction of amortization expense and a $60 million reduction in amortization expense for the three months ended September 30, 2013 and 2012, respectively. Duke Energy Florida recognized a reduction in amortization expense of $95 million and $118 million for the nine months ended September 30, 2013 and 2012, respectively. Duke Energy Florida had eligible cost of removal reserves of $19 million remaining at September 30, 2013, which is impacted by accruals in accordance with its latest depreciation study, removal costs expended, jurisdictional allocation changes and reductions in amortization expense.

Duke Energy Ohio

Capacity Rider Filing

On August 29, 2012, Duke Energy Ohio applied to the PUCO for the establishment of a charge for capacity provided pursuant to its obligations as a Fixed Resource Requirement (FRR) entity. The charge, which is consistent with Ohio’s state compensation mechanism, is estimated to be approximately $729 million, and reflects Duke Energy Ohio’s embedded cost of capacity. Hearings concluded in May 2013. Duke Energy Ohio expects an order by the end of 2013.

2012 Electric Rate Case

On May 1, 2013, the PUCO approved a settlement agreement (the Electric Settlement) related to Duke Energy Ohio’s electric distribution rate case. All intervening parties signed the Electric Settlement. The Electric Settlement provides for a net increase in electric distribution revenues of $49 million, or an average increase of 2.9 percent, based upon a return on equity of 9.84 percent. Revised rates were effective in May 2013.

2012 Natural Gas Rate Case

On April 2, 2013, Duke Energy Ohio, the PUCO Staff, and intervening parties filed a settlement (the Gas Settlement) with the PUCO related to a gas distribution case. The Gas Settlement provides for no increase in base rates for gas distribution service. The Gas Settlement left unresolved the recovery of environmental remediation costs associated with former manufactured gas plants (MGP). The Gas Settlement is based upon a return on equity of 9.84 percent.

Duke Energy Ohio’s original application requested MGP remediation costs be recovered through base rates; however, the Gas Settlement establishes a rider for recovery of allowable costs subject to the result of additional litigation. Duke Energy Ohio has requested recovery of approximately $63 million for MGP remediation costs deferred, including carrying costs, through December 31, 2012. Hearings for the MGP litigation were completed in May 2013. Duke Energy Ohio expects an order by the end of 2013.

Regional Transmission Organization Realignment

Duke Energy Ohio, which includes its wholly owned subsidiary Duke Energy Kentucky, transferred control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011.

On December 16, 2010, the FERC issued an order related to MISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of MISO Transmission Expansion Planning (MTEP) project cost. MISO expects MVP will fund costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the MISO footprint. MISO approved MVP proposals with estimated capital project costs of approximately $5.5 billion prior to the date of Duke Energy Ohio’s exit from MISO on December 31, 2011. These projects are expected to be undertaken by the constructing transmission owners from 2012 through 2020. The project costs, including an authorized rate of return and associated operating and maintenance expenses will be recovered through MISO over the useful life of the projects. Duke Energy Ohio has historically represented approximately five percent of the MISO system. In 2011, MISO estimated Duke Energy Ohio’s MVP obligation to be $514 million based on the future revenue requirements of the proposed MVP projects using an 8.2% discount rate. This estimate could change significantly and is dependent in large part on which projects are actually constructed, the final costs to complete and operate the projects, and the discount rate used to measure the liability, if the liability can be discounted when recorded.

On October 21, 2011, the FERC issued an order on rehearing in this matter largely affirming its original MVP order and conditionally accepting MISO’s compliance filing as well as determining the MVP allocation methodology is consistent with cost causation principles and FERC precedent. The order further stated MISO’s tariff withdrawal language establishes that once cost responsibility for transmission upgrades is determined, withdrawing transmission owners retain any costs incurred prior to their withdrawal date. In order to preserve its rights, Duke Energy Ohio appealed the FERC order in the D.C. Circuit Court of Appeals. The case was consolidated with appeals of the FERC order by other parties in the Seventh Circuit Court of Appeals. On June 7, 2013, the Seventh Circuit dismissed Duke Energy Ohio’s appeal for lack of a final administrative decision on the matter.

On December 29, 2011, MISO filed a Schedule 39 to its tariff with the FERC. Schedule 39 provides for allocation of MVP costs to a withdrawing owner based on the owner’s actual transmission load after the owner’s withdrawal from MISO, or, if the owner fails to report such load, based on the owner’s historical usage in MISO assuming annual load growth. On January 19, 2012, Duke Energy Ohio protested the allocation of MVP costs with the FERC. On February 27, 2012, the FERC accepted Schedule 39 as a just and reasonable basis for MISO to charge MVP costs to a transmission owner that withdraws from MISO after January 1, 2012. The FERC set for hearing (i) whether MISO’s proposal to use the methodology in Schedule 39 to calculate the obligation of transmission owners who withdrew from MISO prior to January

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

1, 2012 is consistent with MVP-related withdrawal obligations in the tariff at the time they withdrew from MISO, and, (ii) if not, what amount of, and methodology for calculating, any MVP cost responsibility should be.

On March 28, 2012, Duke Energy Ohio requested rehearing of FERC’s order on MISO’s Schedule 39. The Schedule 39 hearing was held in April 2013. A FERC Administrative Law Judge (ALJ) presided over the hearing and issued an initial decision on July 16, 2013. The ALJ ruled Schedule 39 is consistent with MVP-related withdrawal obligations in the tariff at the time Duke Energy Ohio withdrew from MISO and is otherwise just and reasonable. Under this initial decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio filed exceptions to the initial decision, requesting the FERC overturn the ALJ’s decision. After reviewing the initial decision, along with all exceptions and responses to exceptions filed by the parties, the FERC will issue a final decision. Duke Energy Ohio fully intends to appeal to the federal court of appeals if the FERC affirms the ALJ’s decision.

On December 22, 2010, the KPSC approved Duke Energy Kentucky’s request to effect the RTO realignment, subject to several conditions. Conditions of the approval include a commitment not to seek double-recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.

On May 25, 2011 the PUCO approved a settlement between Duke Energy Ohio, Ohio Energy Group, The Office of Ohio Consumers’ Counsel and the PUCO Staff related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MTEP costs, including but not limited to MVP costs, directly or indirectly charged to Duke Energy Ohio retail customers. Duke Energy Ohio will not seek to recover any portion of the MISO exit obligation, PJM integration fees, or internal costs associated with the RTO realignment, and the first $121 million of PJM transmission expansion costs from Ohio retail customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO. After Duke Energy Kentucky made the requested commitments, on January 25, 2011, the KPSC ruled that the approval is no longer conditional.

Upon its exit from MISO on December 31, 2011, Duke Energy Ohio recorded a liability for its exit obligation and share of MTEP costs, excluding MVP. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. In addition to these liabilities, Duke Energy Ohio may also be responsible for costs associated with MISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the outcome of this matter, Duke Energy Ohio could incur material costs associated with MVP projects, which are not reasonably estimable at this time.

Duke Energy Ohio cannot predict the outcome of these proceedings.

The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO.

(in millions)	Balance at December 31, 2012	Provision / Adjustments	Cash Reductions	Balance at September 30, 2013(a)
Duke Energy Ohio	$97	$3	$(3)	$97

(a)	As of September 30, 2013, $70 million is recorded as a Regulatory asset on Duke Energy Ohio's Condensed Consolidated Balance Sheets.

Duke Energy Indiana

Edwardsport IGCC Plant

On November 20, 2007, the IURC granted Duke Energy Indiana a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s existing Edwardsport Generating Station in Knox County, Indiana with a cost estimate of $1.985 billion assuming timely recovery of financing costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc. (Sierra Club), Save the Valley, Inc. (Save the Valley), and Valley Watch, Inc. (Valley Watch), all intervenors in the CPCN proceeding (collectively, the Joint Intervenors), appealed the air permit. A settlement related to the air permit was reached on August 30, 2013. The air permit was not impacted by the provisions of the settlement.

Duke Energy Indiana experienced design modifications, quantity increases and scope growth above what was anticipated from the preliminary engineering design, which increased capital costs for the project. In January 2009, the IURC approved a new cost estimate for $2.35 billion (including $125 million of AFUDC). In April 2010, Duke Energy Indiana requested approval of a revised cost estimate of $2.88 billion (including $160 million of AFUDC). In June 2011, Duke Energy Indiana updated its cost forecast to $2.82 billion (excluding AFUDC). In October 2011, Duke Energy Indiana revised its project cost estimate to $2.98 billion (excluding AFUDC). In October 2012, Duke Energy Indiana further revised its projected cost estimate to $3.15 billion (excluding AFUDC).

On December 27, 2012, the IURC approved a settlement agreement related to the cost increase for the construction of the project including subdockets before the IURC related to the project. The Office of Utility Consumer Counselor (OUCC), the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana were parties to the settlement. This settlement agreement resolved all then pending regulatory issues related to the project. The settlement agreement, as approved, capped costs to be reflected in customer rates at $2.595 billion, including estimated AFUDC through June 30, 2012. Duke Energy Indiana is allowed to recover AFUDC after June 30, 2012, until customer rates are revised, with such recovery decreasing to 85 percent on AFUDC accrued after November 30, 2012. Duke Energy Indiana also agreed not to request a retail electric base rate increase prior to March 2013, with rates in effect no earlier than April 1, 2014.

The IURC modified the settlement agreement as previously agreed to by the parties to (i) require Duke Energy Indiana to credit customers for cost control incentive payments the IURC found to be unwarranted as a result of delays that arose from project cost overruns and (ii) provide

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

that if Duke Energy Indiana should recover more than the project costs absorbed by Duke Energy’s shareholders through litigation, any surplus must be returned to the Duke Energy Indiana’s ratepayers.

Over the course of construction of the project, Duke Energy Indiana recorded pre-tax charges of approximately $897 million, related to the Edwardsport project including the settlement agreement discussed above. Of this amount, pre-tax impairment and other charges of $600 million were recorded during the nine months ended September 30, 2012. These charges were recorded in Impairment charges and Operations, maintenance and other on Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income.

The Joint Intervenors appealed the IURC order approving the April 2012 settlement agreement and other related regulatory orders to the Indiana Court of Appeals. A final decision is anticipated mid-2014.

The project was placed in commercial operation in June 2013.

The costs for the Edwardsport IGCC plant are recovered from retail electric customers via a tracking mechanism, the IGCC Rider. Duke Energy Indiana files information related to the IGCC Rider every six months. In these proceedings, Duke Energy Indiana requests recovery associated with the capped construction costs of the project and operating expenses for the period after the plant is in service. In September 2013, the IURC approved the tenth semi-annual IGCC rider. The eleventh semi-annual IGCC rider proceeding is pending with an order expected by April 2014.

Phase 2 Environmental Compliance Proceeding

On April 10, 2013, the IURC approved Duke Energy Indiana’s plan for the addition of certain environmental pollution control projects on several of its coal-fired generating units to comply with existing and proposed environmental rules and regulations. The expenditures approved in the plan will be presented for recovery in Duke Energy Indiana’s semi-annual environmental cost recovery rider. The plan calls for a combination of selective catalytic reduction systems, dry sorbent injection systems for SO3 mitigation, activated carbon injection systems and/or mercury re-emission chemical injection systems. The capital costs are estimated at $395 million (excluding AFUDC).

OTHER REGULATORY MATTERS

Progress Energy Merger FERC Mitigation

In June 2012, the FERC approved the merger with Progress Energy, including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff (OATT). The revised market power mitigation plan provides for the acceleration of one transmission project and the completion of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the completion of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation is expected to increase power imported into the Duke Energy Carolinas and Duke Energy Progress service areas and enhance competitive power supply options in the service areas. These projects are expected to be completed no later than 2015.

On July 10, 2012, certain intervenors requested a rehearing seeking to overturn the June 2012 order by the FERC. On August 8, 2012, FERC granted rehearing for further consideration.

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

Planned and Potential Coal Plant Retirements

The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a 10-20 year period, and options being considered to meet those needs. The IRP’s filed by the Subsidiary Registrants in 2013, 2012 and 2011 included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina, South Carolina, Florida, Indiana and Ohio by 2015. The facilities do not have the requisite emission control equipment, primarily to meet Environmental Protection Agency (EPA) regulations that are not yet effective.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The table below contains the net carrying value of generating facilities planned for early retirement or being evaluated for potential retirement included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets. In addition to the amounts presented below, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana have $71 million, $187 million and $57 million, respectively, of net carrying value related to previously retired coal generation facilities included in Regulatory assets on their Condensed Consolidated Balance Sheets.

September 30, 2013
	Duke Energy	Duke Energy Carolinas	(b)	Progress Energy	Duke Energy Progress	(c)(d)	Duke Energy Florida	(e)	Duke Energy Ohio	(f)	Duke Energy Indiana	(g)
Capacity (in MW)	3,244	200		1,448	575		873		928		668
Remaining net book value (in millions)(a)	$319	$14		$171	$59		$112		$10		$124

(a)	Included in Property, plant and equipment, net as of September 30, 2013, on the Condensed Consolidated Balance Sheets, unless otherwise noted.
(b)

Includes Lee Units 1 and 2. Excludes 170 MW Lee Unit 3 that is expected to be converted to gas in 2014. Duke Energy Carolinas expects to retire or convert these units by December 2020 in conjunction with a settlement agreement associated with the Cliffside Unit 6 air permit.

(c)	Includes Sutton Station, which is expected to be retired by the end of 2013.
(d)	Remaining net book value of Duke Energy Progress' Sutton Station is included in Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets at September 30, 2013.
(e)	Includes Crystal River Units 1 and 2.
(f)	Includes Beckjord Station Units 2 through 6 and Miami Fort Unit 6. Beckjord units have no remaining book value. Beckjord units 2 and 3 were retired effective October 1, 2013.
(g)

Includes Wabash River Units 2 through 6. Wabash River Unit 6 is being evaluated for potential conversion to gas. Duke Energy Indiana committed to retire or convert these units by June 2018 in conjunction with a settlement agreement associated with the Edwardsport air permit.

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

5. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

Duke Energy is subject to international, federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. The Subsidiary Registrants are subject to federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants.

The following environmental matters impact all of the Duke Energy Registrants.

Remediation Activities

The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation, and monitoring. Managed in conjunction with relevant federal, state, and local agencies, activities vary with site conditions and locations, remediation requirements, complexity, and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. The Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. The Duke Energy Registrants continually assess the nature and extent of known or potential environmental contingencies. Liabilities are recorded when losses become probable and are reasonably estimable. The Duke Energy Registrants have accrued costs associated with remediation activities at some of their current and former sites for the stages of investigation, remediation, and monitoring that can be reasonably estimated, as well as other relevant environmental contingent liabilities. The Duke Energy Registrants cannot estimate the total costs that may be incurred in connection with the remediation at all stages of all sites because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives, and/or regulatory decisions have not yet been determined. Additional costs associated with remediation activities at certain sites are likely to be incurred in the future. These additional costs could be significant. Costs associated with remediation activities within the Duke Energy Registrants’ operations are typically expensed as Operation, maintenance and other in the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.

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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2011	$61	$12	$23	$11	$12	$28	$9
Provisions / adjustments	43	1	16	4	12	10	2
Cash reductions	(19)	―	(7)	(2)	(5)	(15)	(2)
Balance at September 30, 2012	$85	$13	$32	$13	$19	$23	$9

Balance at December 31, 2012	$75	$12	$33	$14	$19	$15	$8
Provisions / adjustments	6	―	5	1	4	(1)	1
Cash reductions	(17)	―	(6)	(2)	(4)	(8)	(2)
Balance at September 30, 2013	$64	$12	$32	$13	$19	$6	$7

The PUCO has approved Duke Energy Ohio’s deferral of the costs incurred for probable and estimable costs related to the MGP environmental sites. Duke Energy Ohio is seeking recovery of those costs in its natural gas distribution rate case as discussed in Note 4.

Additional losses in excess of recorded reserves the Duke Energy Registrants’ could incur for the stages of investigation, remediation, and monitoring for their environmental sites that can be reasonably estimated at this time are presented in the table below.

(in millions)
Duke Energy	$75
Duke Energy Carolinas	29
Progress Energy	6
Duke Energy Progress	3
Duke Energy Florida	3
Duke Energy Ohio	35
Duke Energy Indiana	5

Clean Water Act 316(b)

The EPA proposed a cooling water intake structures rule on April 20, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities that withdraw 2 million gallons or more of water per day from U.S. water sources for cooling purposes. Based on the main approach proposed, most, if not all of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources unless retired prior to implementation of the 316(b) requirements.

The deadline for issuance of the final 316(b) rule is November 2013. If the rule is finalized as proposed, modifications to the intakes could be required as early as mid- to-late 2017. The Duke Energy Registrants are unable to predict the outcome of this rulemaking.

Cross-State Air Pollution Rule (CSAPR)

On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual sulfur dioxide (SO2) budgets and annual seasonal nitrogen oxide (NOx) budgets that were to take effect on January 1, 2012.

On August 21, 2012, the D.C. Circuit Court vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR). The Duke Energy Registrants have been complying with the CAIR since 2009. The CAIR requires additional reductions in SO2 and NOx emissions beginning in 2015. On June 24, 2013, the U.S. Supreme Court (Supreme Court) granted the EPA’s petitions for a writ of certiorari. Oral arguments will be heard on December 10, 2013. The Supreme Court is likely to issue its decision on the merits by mid-2014.

The Duke Energy Registrants cannot predict the outcome of the proceedings. Continued compliance with the CAIR pending the outcome of the rehearing process will not result in the Duke Energy Registrants adding new emission controls.

Coal Combustion Residuals (CCR)

On June 21, 2010, the EPA proposed a regulation under the Resource Conservation and Recovery Act, related to coal combustion residuals (CCR). CCR is a term the EPA uses to describe the coal combustion byproducts associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either (i) be regulated as hazardous waste or (ii) continue to be regulated as non-hazardous waste.

On October 29, 2013, the U.S. District Court for the District of Columbia ordered the EPA to complete the timeline for CCR rulemaking within 60 days. The Duke Energy Registrants cannot predict the outcome of this rulemaking, but the impact could be significant.

Steam Electric Effluent Limitation Guidelines

On June 7, 2013, the EPA proposed Steam Electric Effluent Limitations Guidelines (ELGs). The EPA is under a court order to complete a final rule by May 22, 2014. The EPA has proposed eight options for the rule, which vary in stringency and cost. The proposed regulation applies to seven waste streams, including wastewater from air pollution control equipment and ash transport water. Most, if not all of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. Compliance is proposed as soon as possible after July 1, 2017, but may extend until July 1, 2022. The Duke Energy Registrants are unable to predict the outcome of the rulemaking, but the impact could be significant.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Greenhouse Gas New Source Performance Standards (NSPS)

On September 20, 2013, the EPA proposed a rule to establish carbon dioxide (CO2) emissions standards for new pulverized coal, IGCC, and natural gas combined cycle electric generating units commencing construction on or after the date the proposal appears in the Federal Register. Any future coal and IGCC units will be required to employ carbon capture and storage technology to meet the proposed CO2 emission standard.

The Duke Energy Registrants do not expect a material impact on their future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal. It is not known when the EPA might finalize the rule.

On June 25, 2013, the President of the United States issued a memorandum directing the EPA to propose CO2 emissions requirements for existing fossil-fueled electric generating units by June 1, 2014, and to finalize the guidelines for states to develop their own regulations for implementing the guidelines by June 1, 2015. The memorandum directed the EPA to require states to submit their implementation regulations for approval by June 30, 2016.

The Duke Energy Registrants are unable to predict the outcome of this rulemaking.

Mercury and Air Toxics Standards (MATS)

The final Mercury and Air Toxics Standards rule, previously referred to as the Utility MACT Rule, was issued on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants continue to develop and implement strategies for complying with the rule. Strategies to achieve compliance with the final rule will include installing new air emission control equipment, developing monitoring processes, fuel switching, and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4 regarding potential plant retirements.

Numerous petitions for review of the final rule have been filed with the D.C. Circuit Court. Oral arguments have not been scheduled. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect their compliance with the MATS requirements.

Refer to the table below for a summary of estimated costs to comply with the MATS regulations.

Estimated Cost and Impacts of EPA Rulemakings

The ultimate compliance requirements for MATS, Clean Water 316(b), CCRs and ELGs will not be known until all the rules have been finalized. However, for planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed on existing power plants to comply with these EPA regulations could total $5 billion to $6 billion, excluding AFUDC, over the next 10 years. The table below includes estimated costs for new control equipment necessary to comply with the MATS rule, which is the only rule that has been finalized.

(in millions)	Range
Duke Energy	$650	-	800
Duke Energy Carolinas	65	-	85
Progress Energy	7	-	30
Duke Energy Progress	5	-	10
Duke Energy Florida	2	-	20
Duke Energy Ohio	40	-	85
Duke Energy Indiana	540	-	600

The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses, and costs for replacement generation for potential coal-fired power plant retirements as a result of these EPA regulations. Until the final regulatory requirements are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations. The Duke Energy Registrants intend to seek regulatory recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

LITIGATION

Duke Energy

Progress Energy Merger Shareholder Litigation

On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation. The lawsuit names as defendants James E. Rogers and the ten other members of the Duke Energy board of directors who were also members of the pre-merger Duke Energy board of directors (Legacy Duke Energy Directors). Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO. On October 1, 2013, defendants filed a motion to stay the case pending final disposition of the Nieman v. Duke Energy Corporation, et al. case in North Carolina. A decision is pending on the motion to stay.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

On August 3, 2012, Duke Energy was served with a shareholder Derivative Complaint, which was transferred to the North Carolina Business Court (Krieger v. Johnson, et al.). The lawsuit names as defendants, William D. Johnson, James E. Rogers and the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson. A decision on a motion to dismiss made by Mr. Rogers and the Legacy Duke Energy Directors remains pending.

Two shareholder Derivative Complaints, filed in 2012 in federal district court in Delaware, were consolidated as Tansey v. Rogers, et al. The case alleges claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act. Duke Energy is named as a nominal defendant. On May 17, 2013, the judge granted defendants' motion to stay the litigation until a decision is rendered on the motion to dismiss in the Nieman v. Duke Energy Corporation, et al.  case in North Carolina.

Duke Energy, the Legacy Duke Energy Directors and certain Duke Energy officers are also defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidates three lawsuits originally filed in July 2012, and is pending in the United States District Court for the Western District of North Carolina. The plaintiffs allege federal Securities Act and Exchange Act claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in CEO. The claims are purportedly brought on behalf of a class of all persons who purchased or otherwise acquired Duke Energy securities between June 11, 2012 and July 9, 2012. On July 26, 2013, the Magistrate Judge recommended the District Court Judge deny the defendants’ motion to dismiss. On October 2, 2013, the District Judge heard defendants’ objections to this recommendation. A decision is pending on the motion to dismiss.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these lawsuits.

Alaskan Global Warming Lawsuit

On February 26, 2008, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. The plaintiffs in the case requested damages in the range of $95 million to $400 million related to the cost of relocating the Village of Kivalina. On May 20, 2013, the plaintiffs’ Petition for Certiorari to the Supreme Court was denied, ending the case.

Price Reporting Cases

A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada.

Each of these cases contain similar claims, that defendants’ allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.

On July 19, 2011, the judge granted a defendant’s motion for summary judgment in two of the remaining five cases to which Duke Energy affiliates are a party. The Ninth Circuit Court of Appeals subsequently reversed the lower court’s decision. On August 26, 2013, the defendants, including Duke Energy, filed a petition for certiorari to the U.S. Supreme Court.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.

Crescent Resources Litigation

On September 3, 2010, the Crescent Resources (Crescent) Litigation Trust sued Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The case was subsequently transferred to the United States District Court in Austin, Texas. The Crescent Resources Litigation Trust was established in May 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings. The complaint alleges in 2006 the defendants caused Crescent to borrow approximately $1.2 billion and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the loan proceeds of $1.2 billion as well as Crescent's interest of $252 million and fee payments to the creditor banks of $15 million are subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the loan proceeds, the payments to the creditor banks and accrued interest from the time of the transfers, as well as other statutory and equitable relief, punitive damages, and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. The defendants’ motion for partial summary judgment to dismiss the plaintiff’s claims for return of interest and fees paid by Crescent to the creditor banks was granted in part with respect to the interest payments and denied with respect to the fee payments.

Mediation held August 21-22, 2012 was unsuccessful. Duke Energy and its affiliated defendants tendered a partial settlement offer of $50 million in August 2013. This amount was recorded as Operation, maintenance and other in Duke Energy’s Condensed Consolidated Statements of Operations during the second quarter of 2013. On October 4, 2013 the Court granted the defendants’ motion for summary judgment on the fraudulent transfer claim. State law claims including breach of fiduciary duty against all of the defendants remain in the case. The parties have scheduled mediation for November 2013. Trial has been set to commence in January 2014.

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

Brazil Expansion Lawsuit

On August 9, 2011, the State of São Paulo sued Duke Energy International Geracao Paranapenema S.A. (DEIGP) in Brazilian state court. The lawsuit claims DEIGP is under a continuing obligation to expand installed generation capacity in the State of São Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position that the 15 percent expansion obligation is no longer viable given changes that have occurred in the electric energy sector since privatization. DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved objections regarding enforceability. No trial date has been set. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.

Duke Energy Carolinas

New Source Review (NSR)

In 1999-2000, the U.S. Department of Justice (DOJ) filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the CAA. The DOJ filed these complaints on behalf of the EPA and joined by various citizen groups and states. Generally, the government alleges projects performed at various coal-fired units were major modifications, as defined in the CAA. By undertaking these projects, the utilities violated the CAA by not obtaining permits or installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek the installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation. A number of plants owned by Duke Energy Carolinas are subject to these allegations. Duke Energy Carolinas asserts there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government sued Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups intervened in the case. In August 2003, the trial court issued a summary judgment adopting Duke Energy Carolinas’ positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. On April 2, 2007, the trial court’s decision was reversed and remanded for trial by the Supreme Court. Duke Energy Carolinas continues to assert the projects were routine or not projected to increase emissions. The parties filed a stipulation in which the United States and the plaintiff-intervenors have dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties filed motions for summary judgment on the remaining claims. On November 6, 2013, the court issued an order denying Duke Energy Carolinas’ motion for summary judgment. Duke Energy Carolinas has requested leave to file another motion for summary judgment on alternative grounds. That motion for leave, as well as the Plaintiff's motion for summary judgment, remain pending.

It is not possible to predict whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, it might incur in connection with this matter. Ultimate resolution of these matters could have a material effect on the results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory treatment will be pursued for any costs incurred in connection with such resolution.

Asbestos-related Injuries and Damages Claims

Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to Asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2013, there were 157 asserted claims for non-malignant cases with the cumulative relief sought of up to $30 million, and 35 asserted claims for malignant cases with the cumulative relief sought of up to $11 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Asbestos-related reserves totaled $633 million at September 30, 2013 and $751 million at December 31, 2012. These amounts are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2033. Duke Energy Carolinas believes that it is possible there will be additional claims filed after 2033. In light of uncertainties inherent in a longer-term forecast, Duke Energy Carolinas cannot reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change the estimated liability, as could any substantial or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside its control, it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $897 million in excess of the self-insured retention. Receivables for insurance recoveries were $649 million related to this policy at September 30, 2013 and $781 million at December 31, 2012. These amounts

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

are classified in Other within Investments and Other Assets and Receivables on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Progress Energy

Synthetic Fuels Matters

Progress Energy and a number of its subsidiaries and affiliates are defendants in a lawsuit arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000 (the Asset Purchase Agreement). Parties to the Asset Purchase Agreement include U.S. Global, LLC (Global); Earthco synthetic fuels facilities (Earthco); certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy) and certain of its affiliates (collectively, the Progress Affiliates). In a case filed in the Circuit Court for Broward County, Florida, in March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (i) it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (ii) it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the 2007 expiration of the Internal Revenue Code Section 29 tax credit program, all of Progress Energy’s synthetic fuels businesses were abandoned and the synthetic fuels businesses were reclassified as discontinued operations.

In November 2009, the court ruled in favor of Global. In December 2009, Progress Energy made a $154 million payment, which represented payment of the total judgment, including prejudgment interest, and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. Progress Energy continued to accrue interest related to this judgment.

On October 3, 2012, the Florida Fourth District Court of Appeals reversed the lower court ruling. The court held that Global was entitled to approximately $90 million of the amount paid into the registry of the court. Progress Energy was entitled to a refund of the remainder of the funds. Progress Energy received cash and recorded a $63 million pre-tax gain for the refund in December 2012. The gain was recorded in Income from Discontinued Operations, net of tax in the Consolidated Statements of Operations.

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

Duke Energy Progress and Duke Energy Florida

Spent Nuclear Fuel Matters

The Nuclear Waste Policy Act of 1982 (as amended) (NWPA) provides the framework of interim storage and permanent disposal facilities for high-level radioactive waste materials for development by the federal government. The U.S. Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. Pursuant to the NWPA, Duke Energy Progress and Duke Energy Florida entered into contracts with the DOE for disposal of spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same Standard Contract for Disposal of Spent Nuclear Fuel. The DOE failed to begin taking spent nuclear fuel by January 31, 1998.

On December 12, 2011, Duke Energy Progress and Duke Energy Florida sued the United States in the U.S. Court of Federal Claims. The lawsuit claims the DOE breached the standard contract and asserts damages incurred from January 1, 2006 through December 31, 2010. Claims for all periods prior to 2006 have been resolved. Duke Energy Progress and Duke Energy Florida assert damages of $84 million and $21 million, respectively, for the period January 1, 2006 through December 31, 2010. The trial occurred September 23-25, 2013. A decision is expected in the fourth quarter 2014. Duke Energy Progress and Duke Energy Florida may file subsequent damage claims as they incur additional costs. Duke Energy Progress and Duke Energy Florida cannot predict the outcome of this matter.

Duke Energy Ohio

Antitrust Lawsuit

In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged Duke Energy Ohio conspired to provide inequitable and unfair price advantages for certain large business consumers. The lawsuit alleges this was done by entering into non-public option agreements with large business consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending Rate Stabilization Plan (RSP). The RSP was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. On June 4, 2012, the Sixth Circuit Court of Appeals reversed the district court’s decision and remanded the matter on all claims for trial on the merits. Mediations held in December 2012 and March 2013 were unsuccessful. A ruling is pending on the plaintiffs’ motion to certify this matter as a class action. It is not possible to predict whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, which may be incurred in connection with this lawsuit.

Asbestos-related Injuries and Damages Claims

Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos exposure at its electric generating stations. The impact on Duke Energy Ohio’s results of operations, cash flows or financial position of these cases to date has not been material. Based

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio generating plants, (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

Duke Energy Indiana

Edwardsport IGCC

On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company and Bechtel Corporation in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana is seeking damages of not less than $560 million. An arbitration hearing is scheduled for October 2014. Duke Energy Indiana cannot predict the outcome of this matter.

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.

The Duke Energy Registrants expense legal costs related to the defense of loss contingencies as incurred.

The Duke Energy Registrants have exposure to certain legal matters as described above. The Duke Energy Registrants have recorded reserves for these proceedings and exposures as presented in the table below. These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. The amount for Duke Energy includes the reserve related to the Crescent Resources Litigation, which is discussed above. The estimated reasonably possible range of loss for all other non-asbestos related matters in excess of the recorded reserves is not material. Duke Energy Carolinas has insurance coverage for certain of these losses incurred as presented in the table below.

(in millions)	September 30, 2013	December 31, 2012
Reserves for Legal and Other Matters(a)
Duke Energy(b)	$782	$846
Duke Energy Carolinas(b)	633	751
Progress Energy	74	79
Duke Energy Progress	10	12
Duke Energy Florida(c)	43	47
Duke Energy Indiana	8	8
Probable Insurance Recoveries(d)
Duke Energy(e)	$649	$781
Duke Energy Carolinas(e)	649	781

(a)	Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities.
(b)	Includes reserves for asbestos-related injuries and damages claims.
(c)	Includes workers' compensation claims.
(d)	Insurance recoveries are classified on the Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables.
(e)	Relates to recoveries associated with asbestos-related injuries and damages claims.

OTHER COMMITMENTS AND CONTINGENCIES

General

As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees, and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees, and other third parties. These guarantees involve elements of performance and credit risk, which are not included on their respective Condensed Consolidated Balance Sheets. The possibility of any of the Duke Energy Registrants having to honor their contingencies is largely dependent upon future operations of various subsidiaries, investees, and other third parties, or the occurrence of certain future events.

In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power, take-or-pay arrangements, transportation, or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on their respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the normal purchase/normal sale (NPNS) exception does not apply. In most cases, the Duke Energy Registrants’ purchase obligation contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

6. DEBT AND CREDIT FACILITIES

SUMMARY OF SIGNIFICANT DEBT ISSUANCES

The following table summarizes the Duke Energy Registrants’ significant debt issuances since December 31, 2012 (in millions).

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana		Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$	―	$	―	$	―	$500
June 2013(b)	June 2018	2.100%	500		―		―		―	500
August 2013(c)(d)	August 2023	11.000%	―		―		―		―	220
October 2013(e)	October 2023	3.950%	400		―		―		―	400
Secured Debt
February 2013(f)(g)	December 2030	2.043%	―		―		―		―	203
February 2013(f)	June 2037	4.740%	―		―		―		―	220
April 2013(h)	April 2026	5.456%	―		―		―		―	230
First Mortgage Bonds
March 2013(i)	March 2043	4.100%	―		500		―		―	500
June 2013(j)	June 2041	4.000%	―		48		―		―	48
July 2013(k)	July 2043	4.900%	―		―		―		350	350
July 2013(k)(l)	July 2016	0.619%	―		―		―		150	150
September 2013(m)	September 2023	3.800%	―		―		300		―	300
September 2013(m)(n)	March 2015	0.400%	―		―		150		―	150
Total issuances			$1,400		$548		$450		$500	$3,771

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

(b)

Proceeds from the issuance were used to repay $250 million of current maturities. The remaining net proceeds were used for general corporate purposes, including the repayment of outstanding commercial paper.

(c)		Proceeds from the issuance were used to repay $200 million of current maturities. The maturity date included above applies to half of the instrument. The remaining half matures in August 2018.
(d)		The debt is floating rate based on a consumer price index and an overnight funds rate in Brazil. The debt is denominated in Brazilian Real.
(e)		Proceeds from the issuance were used to repay commercial paper as well as for general corporate purposes.
(f)

Represents the conversion of construction loans related to a renewable energy project issued in December 2012 to term loans. No cash proceeds were received in conjunction with the conversion. The term loans have varying maturity dates. The maturity date presented represents the latest date for all components of the respective loans.

(g)		The debt is floating rate. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 95 percent of the loans.
(h)

Represents primarily the conversion of a $190 million bridge loan issued in conjunction with the acquisition of Ibener in December 2012. Duke Energy received incremental proceeds of $40 million upon conversion of the bridge loan. The debt is floating rate and is denominated in U.S. dollars. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 75 percent of the loan.

(i)		Proceeds from the issuance were used to repay notes payable to affiliated companies as well as for general corporate purposes.
(j)		Callable after June 2023 at par. Proceeds from the issuance were used to redeem $48 million of First Mortgage Bonds with a higher interest rate.
(k)		Proceeds from the issuances were used to repay $400 million of current maturities.
(l)		The debt is floating rate based on 3-month London Interbank Offered Rate (LIBOR) and a fixed spread of 35 basis points.
(m)

Proceeds from the issuances were used for general corporate purposes including the repayment of short-term notes payable, a portion of which was incurred to fund the retirement of $250 million of first mortgage bonds that matured in the first half of 2013.

(n)		The debt is floating rate based on 3-month LIBOR plus a fixed spread of 14 basis points.

CURRENT MATURITIES OF LONG-TERM DEBT

The following table shows the significant components of Current maturities of long-term debt on the Duke Energy Registrants’ respective Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with a combination of cash, future cash from operations and additional commercial paper and long-term borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2013
Unsecured Debt
Duke Energy (Parent)	February 2014	6.300%	$750
Progress Energy (Parent)	March 2014	6.050%	300
Duke Energy (Parent)	September 2014	3.950%	500
First Mortgage Bonds
Duke Energy Carolinas	November 2013	5.750%	400
Other			357
Current maturities of long-term debt			$2,307

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

AVAILABLE CREDIT FACILITIES

Duke Energy has a five-year master credit facility. The credit facility has a capacity of $6 billion through November 2017.  The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the current borrowing sublimits for each of the borrowers as of September 30, 2013. The amount available under the master credit facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Borrowing sublimits for the Subsidiary Registrants are also reduced for certain amounts outstanding under the money pool arrangement.

	September 30, 2013
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Duke Energy
Facility size(a)	$1,750	$1,250	$750	$750	$750	$750	$6,000
Reduction to backstop issuances
Notes payable and commercial paper(b)	(256)	(300)	(244)	―	(29)	(150)	(979)
Outstanding letters of credit	(57)	(4)	(2)	(1)	―	―	(64)
Tax-exempt bonds	―	(75)	―	―	(84)	(81)	(240)
Available capacity	$1,437	$871	$504	$749	$637	$519	$4,717

(a)	Represents the sublimit of each borrower at September 30, 2013.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

7. GOODWILL

The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.

Duke Energy

(in millions)	USFE&G	Commercial Power	International Energy	Total
Balance at December 31, 2012
Goodwill	$15,950	$933	$353	$17,236
Accumulated impairment charges	―	(871)	―	(871)
Balance at December 31, 2012, as adjusted for accumulated impairment charges	15,950	62	353	16,365
Acquisitions (a)	2	2	(5)	(1)
Foreign exchange and other changes	(2)	―	(17)	(19)
Balance at September 30, 2013
Goodwill	15,950	935	331	17,216
Accumulated impairment charges	―	(871)	―	(871)
Balance at September 30, 2013, as adjusted for accumulated impairment charges	$15,950	$64	$331	$16,345

(a)

Amounts represent purchase price adjustments related to the Progress Energy merger at USFE&G, a minor renewables acquisition at Commercial Power and the Chilean hydro acquisition at International Energy. See Note 2 for further information on purchase price adjustments related to the Progress Energy Merger.

Duke Energy Ohio

(in millions)		Franchised Electric & Gas	Commercial Power	Total
Balance at December 31, 2012
Goodwill		$1,137	$1,188	$2,325
Accumulated impairment charges		(216)	(1,188)	(1,404)
Balance at December 31, 2012, as adjusted for accumulated impairment charges		921	―	921
Foreign exchange and other changes		(1)	―	(1)
Balance at September 30, 2013
Goodwill		1,136	1,188	2,324
Accumulated impairment charges		(216)	(1,188)	(1,404)
Balance at September 30, 2013, as adjusted for accumulated impairment charges		$920	$ ―	$920

Progress Energy

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Progress Energy had Goodwill of $3,655 million within the Franchised Electric operating segment as of September 30, 2013 and December 31, 2012, for which there were no accumulated impairment charges.

Impairment Testing

Duke Energy, Progress Energy, and Duke Energy Ohio are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, and Duke Energy Ohio update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value of Duke Energy, Progress Energy, and Duke Energy Ohio’s reporting units exceeded their respective carrying values at the date of the annual impairment analysis, Duke Energy, Progress Energy, and Duke Energy Ohio did not record any impairment charges in the third quarter of 2013.

8. RISK MANAGEMENT, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Duke Energy Registrants closely monitor risks associated with commodity price and interest rates changes on their operations. The Duke Energy Registrants use various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments. Other instruments either do not qualify for hedge accounting or have not been designated as hedges (hereinafter referred to as undesignated contracts). The Duke Energy Registrants’ primary use of energy commodity derivatives is to hedge their generation portfolio against exposure to changes in the prices of electricity and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with the Duke Energy Registrants’ borrowings. Additionally, Duke Energy Carolinas’, Duke Energy Progress’ and Duke Energy Florida’s nuclear decommissioning trust fund (NDTF) investment holdings may include certain derivative instruments, such as interest rate swaps and credit default swaps, as part of their overall investment strategies. The fair value of these derivative instruments are included within Nuclear decommissioning trust funds on the Condensed Consolidated Balance Sheets and are not material to the investment balances at September 30, 2013 and December 31, 2012. The remaining disclosures in this footnote do not reflect any derivatives included in the NDTFs as they are not material to the information presented.

Accounting guidance requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, the Duke Energy Registrants may elect to designate such derivatives as either cash flow hedges or fair value hedges. The Duke Energy Registrants offset fair value amounts recognized on the Condensed Consolidated Balance Sheets related to derivative instruments executed with the same counterparty under the same master netting agreement.

Within the Duke Energy Registrants’ regulated businesses, gains and losses on all derivative contracts are reflected as regulatory liabilities or assets and not as a component of AOCI or current period income. As a result, changes in fair value of these derivatives have no immediate earnings impact.

Within the Duke Energy Registrants’ unregulated businesses, for derivative instruments that qualify for hedge accounting and are designated as cash flow hedges, the effective portion of gains or losses are reported as a component of AOCI. Amounts are subsequently reclassified from AOCI to earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as fair value hedges, gains or losses on the derivative and the fully or partially offsetting losses or gains on the hedged item are recognized in earnings in the current period. The Duke Energy Registrants include gains or losses on the derivative in the same line item as offsetting losses or gains on the hedged item in the Condensed Consolidated Statements of Operations. Additionally, the Duke Energy Registrants enter into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as hedges. The changes in fair value of these undesignated derivative instruments are reflected in current earnings.

COMMODITY PRICE RISK

The Duke Energy Registrants are exposed to the impact of changes in future prices of electricity (energy, capacity, and financial transmission rights), coal, and natural gas as a result of their operations. With respect to commodity price risks associated with electricity generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the price of electricity sold in wholesale markets, and the cost of energy, capacity and financial transmission rights purchased for resale in wholesale markets. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of contracts, the liquidity of markets, and delivery locations.

Commodity Fair Value Hedges

At September 30, 2013, no open commodity derivative instruments were designated as fair value hedges.

Commodity Cash Flow Hedges

At September 30, 2013, no material open commodity derivative instruments were designated as cash flow hedges.

Undesignated Contracts

The Duke Energy Registrants use derivative contracts as economic hedges to manage market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers, and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. These contracts expire as late as 2017.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. As these undesignated contracts expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to price changes over the duration of these contracts.

Duke Energy Carolinas and Duke Energy Progress use derivative contracts as economic hedges to manage market risk exposures that arise from electricity generation. Duke Energy Carolinas and Duke Energy Progress have also entered into firm power sale agreements, which are accounted for as derivative instruments, as part of the Interim FERC Mitigation in connection with Duke Energy’s merger with Progress Energy. Duke Energy Carolinas’ undesignated contracts as of September 30, 2013, are primarily associated with forward sales and purchases of electricity.

Duke Energy Florida uses derivative contracts primarily as economic hedges to manage market risk exposures that arise from electricity generation. Undesignated contracts at September 30, 2013, are primarily associated with forward purchases of natural gas.

Duke Energy Ohio uses derivative contracts as economic hedges to manage market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers, and other wholesale companies. Undesignated contracts at September 30, 2013, are primarily associated with forward sales and purchases of power, coal, and natural gas.

Duke Energy Indiana uses derivative contracts as economic hedges to manage market risk exposures that arise from electricity generation. Undesignated contracts at September 30, 2013, are primarily associated with forward purchases and sales of power and financial transmission rights.

Volumes

The tables below show information relating to the volume of the Duke Energy Registrants outstanding commodity derivative contracts. Amounts disclosed represent the notional volumes of commodity contracts accounted for at fair value. For option contracts, notional amounts which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for and designated as NPNS have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown.

	September 30, 2013
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity-energy (Gigawatt-hours)(a)	63,264	1,305	925	925	―	59,662	702
Natural gas (millions of decatherms)	536	―	336	129	207	200	―

	December 31, 2012
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity-energy (Gigawatt-hours)(a)	52,104	2,028	1,850	1,850	―	51,215	97
Natural gas (millions of decatherms)	528	―	348	118	230	180	―

(a)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.

INTEREST RATE RISK

The Duke Energy Registrants are exposed to changes in interest rates as a result of their issuance or anticipated issuance of variable-rate and fixed-rate debt and commercial paper. Interest rate exposure is managed by limiting variable-rate instruments to a percentage of total debt and by monitoring changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into interest rate swaps, U.S. Treasury lock agreements, and other financial contracts. In anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of current market interest rates. These instruments are later terminated prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that meets the criteria for regulatory accounting treatment, these contracts may be treated as undesignated and any pretax gain or loss recognized from inception to termination of the hedges would be recorded as a regulatory liability or asset and amortized as a component of interest expense over the life of the debt. In businesses that don’t meet the criteria for regulatory accounting treatment, these derivatives may be designated as hedges whereby any pretax gain or loss recognized from inception to termination of the hedges would be recorded in AOCI and amortized as a component of interest expense over the life of the debt.

Duke Energy has a combination foreign exchange, pay fixed-receive floating interest rate swap to fix the US Dollar equivalent payments on a floating rate Chilean debt issue.

The following tables show notional amounts for derivatives related to interest rate risk.

	September 30, 2013
(in millions)	Duke Energy	Progress Energy		Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)(b)	$1,190	$	―	$	―	$	―	$	―
Undesignated contracts	34		―		―		27		―
Total notional amount	$1,224	$	―	$	―		$27	$	―

	December 31, 2012
(in millions)	Duke Energy	Progress Energy		Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)	$1,047	$	―	$	―	$	―	$	―
Undesignated contracts	290		50		50		27		200
Fair value hedges	250		―		―		250		―
Total notional amount	$1,587		$50		$50		$277		$200

(a)	Duke Energy includes amounts related to non-recourse variable rate long-term debt of VIEs of $602 million and $620 million at September 30, 2013, and at December 31, 2012, respectively.
(b)	In October 2013, $375 million of interest rate swaps designated as cash flow hedges at Duke Energy were terminated due to a new debt issuance. See Note 6 for more information.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets on which they were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts in this table.

	September 30, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$	―	$1	$	―	$2
Deferred Credits and Other Liabilities: Other		―	―		―	1
Interest rate contracts
Current Assets: Other		―	―		2	―
Investments and Other Assets: Other		21	―		7	―
Current Liabilities: Other		―	52		―	81
Deferred Credits and Other Liabilities: Other		―	14		―	35
Total Derivatives Designated as Hedging Instruments		21	67		9	119
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other		46	1		41	2
Investments and Other Assets: Other		167	104		106	50
Current Liabilities: Other		136	372		106	407
Deferred Credits and Other Liabilities: Other		4	171		2	255
Interest rate contracts
Current Liabilities: Other		―	1		―	76
Deferred Credits and Other Liabilities: Other		―	4		―	8
Total Derivatives Not Designated as Hedging Instruments		353	653		255	798
Total Derivatives		$374	$720		$264	$917

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an Independent System Operator (ISO) such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. Duke Energy may also have available accounts receivable or accounts payable that are subject to master netting agreements that would offset exposures in the event of bankruptcy. These amount are not included in the table below.

	September 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$159		$175			$338		$265
Gross amounts offset	(142)		(108)			(168)		(122)
Net amount subject to master netting	17		67			170		143
Amounts not subject to master netting	23		17			89		28
Net amounts recognized on the Condensed Consolidated Balance Sheet	$40	(a)	$84	(b)		$259	(c)	$171 (d)

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$127		$96			$402		$295
Gross amounts offset	(114)		(54)			(151)		(90)
Net amounts subject to master netting	13		42			251		205
Amounts not subject to master netting	22		19			166		54
Net amounts recognized on the Condensed Consolidated Balance Sheet	$35	(a)	$61	(b)		$417	(c)	$259 (d)

(a)								Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)								Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)								Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)								Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The amounts of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations line items in which such gains and losses were included when reclassified from AOCI were as follows.

				Three Months Ended September 30,
(in millions)				2013				2012
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts					$	―		$(4)
Commodity contracts						―		1
Total Pretax Gains (Losses) Recorded in AOCI					$	―		$(3)
Location of Pretax Gains (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense					$	―		$2
Total Pretax Losses Reclassified from AOCI into Earnings					$	―		$2

				Nine Months Ended September 30,
(in millions)				2013				2012
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts						$71		$(30)
Commodity contracts						1		1
Total Pretax Gains (Losses) Recorded in AOCI						$72		$(29)
Location of Pretax Gains (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense						$(2)		$ ―
Total Pretax Losses Reclassified from AOCI into Earnings						$(2)		$ ―

(a)								Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.
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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

There was no hedge ineffectiveness during the three and nine months ended September 30, 2013 and 2012, and no gains or losses were excluded from the assessment of hedge effectiveness during the same periods.

At September 30, 2013 and 2012, $65 million and $136 million, respectively, of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI. A $1 million pretax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The amounts of pretax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$3	$(22)
Revenue: Nonregulated electric, natural gas and other	(7)	(28)
Other income and expenses	―	(1)
Fuel used in electric generation and purchased power - regulated	(68)	(135)
Fuel used in electric generation and purchased power - nonregulated	(2)	―
Interest rate contracts
Interest expense	(4)	(4)
Total Pretax Losses Recognized in Earnings	$(78)	$(190)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(29)	$61
Regulatory liabilities	6	12
Interest rate contracts
Regulatory assets	12	7
Total Pretax Losses Recognized as Regulatory Assets or Liabilities	$(11)	$80

	Nine Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$10	$(22)
Revenue: Nonregulated electric, natural gas and other	(15)	8
Other income and expenses	―	(1)
Fuel used in electric generation and purchased power - regulated(a)	(157)	(135)
Fuel used in electric generation and purchased power - nonregulated	(20)	―
Interest rate contracts
Interest expense	(13)	(4)
Total Pretax (Losses) Gains Recognized in Earnings	$(195)	$(154)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory assets	$(34)	$61
Regulatory liabilities	10	34
Interest rate contracts(c)
Regulatory assets	51	(3)
Total Pretax Gains Recognized as Regulatory Assets or Liabilities	$27	$92

(a)	After the derivatives are settled and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded as regulatory assets and liabilities in the Condensed Consolidated Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.
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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY CAROLINAS

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets on which they were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Duke Energy Carolinas nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts in this table.

	September 30, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Liabilities: Other	$	―	$3	$	―	$6
Deferred Credits and Other Liabilities: Other		―	1		―	6
Total Derivatives Not Designated as Hedging Instruments		―	4		―	12
Total Derivatives	$	―	$4	$	―	$12

(a)			Substantially all of these contracts receive regulatory accounting treatment.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Carolinas’ financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. Duke Energy Carolinas may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	September 30, 2013
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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Losses on cash flow hedges reclassified at Duke Energy Carolinas for the three and nine months ended September 30, 2013 and 2012 were not material.

For the three and nine months ended September 30, 2013 and 2012, Duke Energy Carolinas had $22 million and $23 million, respectively, of pretax deferred net losses on settled interest rate cash flow hedges remaining in AOCI.

For the three and nine months ended September 30, 2013, pretax losses recognized on undesignated contracts for Duke Energy Carolinas were insignificant. For the three and nine months ended September 30, 2012, pretax losses recognized on undesignated contracts for Duke Energy Carolinas were $13 million.

PROGRESS ENERGY

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets on which they were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Progress Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts in this table.

	September 30, 2013				December 31, 2012
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$	―	$	―	$	―	$2
Deferred Credits and Other Liabilities: Other		―		1		―	1
Total Derivatives Designated as Hedging Instruments		―		1		―	3
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other		―		―		3	―
Investments and Other Assets: Other		―		―		8	―
Current Liabilities: Other		1		159		―	231
Deferred Credits and Other Liabilities: Other		2		125		―	195
Interest rate contracts
Current Liabilities: Other		―		―		―	11
Total Derivatives Not Designated as Hedging Instruments		3		284		11	437
Total Derivatives		$3		$285		$11	$440

(a)							Substantially all of these contracts receive regulatory treatment.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Progress Energy’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. Progress Energy may also have available accounts receivable or accounts payables to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	September 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$1		$2			$159		$122
Gross amounts offset	(1)		(1)			(13)		(15)
Net amount subject to master netting	―		1			146		107
Amounts not subject to master netting	―		―			―		4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$ ―	(a)	$1	(b)		$146	(c)	$111 (d)

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$3		$8			$244		$192
Gross amounts offset	―		―			(22)		(36)
Net amount subject to master netting	3		8			222		156
Amounts not subject to master netting	―		―			―		4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$3	(a)	$8	(b)		$222	(c)	$160 (d)

(a)			Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)			Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)			Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)			Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The amounts of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses were included when reclassified from AOCI were as follows.

				Three Months Ended September 30,
(in millions)				2013				2012
Pretax Losses Recorded in AOCI
Commodity contracts						―		1
Total Pretax Losses Recorded in AOCI					$	―		$1
Location of Pretax Losses Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense						$(5)		$(2)
Total Pretax Losses Reclassified from AOCI into Earnings						$(5)		$(2)

				Nine Months Ended September 30,
(in millions)				2013				2012
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts					$	―		$(11)
Commodity contracts						1		1
Total Pretax Gains (Losses) Recorded in AOCI						$1		$(10)
Location of Pretax Losses Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense						$(5)		$(12)
Total Pretax Losses Reclassified from AOCI into Earnings						$(5)		$(12)

(a)								Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationships and reclassified into earnings during the current period.
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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

At September 30, 2013 and 2012, $60 million and $71 million, respectively, of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI. A $5 million pretax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur. Effective with the Duke Energy merger, Progress Energy no longer designates interest rate contracts for regulated operations as cash flow hedges. As a result, pretax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

The amounts of pretax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$3	$(9)
Fuel used in electric generation and purchased power(a)	(68)	(135)
Interest rate contracts
Interest expense	(4)	(4)
Total Pretax Losses Recognized in Earnings	$(69)	$(148)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory assets	$(31)	$60
Interest rate contracts(c)
Regulatory assets	4	2
Total Pretax (Losses) Gains Recognized as Regulatory Assets or Liabilities	$(27)	$62

	Nine Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$10	$(9)
Fuel used in electric generation and purchased power(a)	(157)	(395)
Interest rate contracts
Interest expense	(13)	(4)
Total Pretax Losses Recognized in Earnings	$(160)	$(408)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory assets	$(34)	$(108)
Interest rate contracts(c)
Regulatory assets	13	2
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(21)	$(106)

(a)	After the derivatives are settled and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded as regulatory assets and liabilities in the Condensed Consolidated Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.
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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY PROGRESS

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets on which they were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Duke Energy Progress nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts in this table.

	September 30, 2013				December 31, 2012
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$	―	$	―	$	―	$1
Deferred Credits and Other Liabilities: Other		―		―		―	1
Total Derivatives Designated as Hedging Instruments		―		―		―	2
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other		―		―		1	―
Investments and Other Assets: Other		―		―		1	―
Current Liabilities: Other		―		65		―	85
Deferred Credits and Other Liabilities: Other		1		43		―	68
Interest rate contracts
Current Liabilities: Other		―		―		―	11
Total Derivatives Not Designated as Hedging Instruments		1		108		2	164
Total Derivatives		$1		$108		$2	$166

(a)							Substantially all of these contracts receive regulatory treatment.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Progress’ financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. Duke Energy Progress may also have available accounts receivable or accounts payable to offset exposures in the events of bankruptcy. These amounts are not included in the tables below.

	September 30, 2013
	Derivative Assets					Derivative Liabilities
(in millions)	Current			Non-Current		Current			Non-Current
Gross amounts recognized	$	―		$1			$65		$43
Gross amounts offset		―		―			(3)		(2)
Net amount subject to master netting		―		1			62		41
Amounts not subject to master netting		―		―			―		―
Net amounts recognized on the Condensed Consolidated Balance Sheet	$	―	(a)	$1	(b)		$62	(c)	$41 (d)

	December 31, 2012
	Derivative Assets					Derivative Liabilities
(in millions)	Current			Non-Current		Current			Non-Current
Gross amounts recognized		$1		$1			$97		$69
Gross amounts offset		―		―			(2)		(7)
Net amount subject to master netting		1		1			95		62
Amounts not subject to master netting		―		―			―		―
Net amounts recognized on the Condensed Consolidated Balance Sheet		$1	(a)	$1	(b)		$95	(c)	$62 (d)

(a)									Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)									Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)									Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)									Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The amounts of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses were included when reclassified from AOCI were as follows.

					Nine Months Ended September 30,
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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

At September 30, 2012, $1 million of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI. Effective with the Duke Energy merger, Duke Energy Progress no longer designates interest rate contracts for regulated operations as cash flow hedges. As a result, pretax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

The amounts of pretax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$3	$(9)
Fuel used in electric generation and purchased power (a)	(24)	(35)
Interest rate contracts
Interest expense	(3)	(3)
Total Pretax Losses Recognized in Earnings	$(24)	$(47)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory assets	$(11)	$15
Interest rate contracts(c)
Regulatory asses	3	2
Total Pretax (Losses) Gains Recognized as Regulatory Assets or Liabilities	$(8)	$17

	Nine Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$10	$(9)
Fuel used in electric generation and purchased power(a)	(53)	(100)
Interest rate contracts
Interest expense	(9)	(3)
Total Pretax Losses Recognized in Earnings	$(52)	$(112)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory assets	$(18)	$(34)
Interest rate contracts(c)
Regulatory assets	10	2
Total Pretax Losses Recognized as Regulatory Assets or Liabilities	$(8)	$(32)

(a)	After the derivatives are settled and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory assets and liabilities in the Condensed Consolidated Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.
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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY FLORIDA

The fair value amounts of derivative contracts, and the line items in the Condensed Balance Sheets on which they were included were as follows. The fair value of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Duke Energy Florida nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts in this table.

	September 30, 2013				December 31, 2012
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$	―	$	―	$	―	$1
Total Derivatives Designated as Hedging Instruments		―		―		―	1
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other		―		―		2	―
Investments and Other Assets: Other		―		―		7	―
Current Liabilities: Other		1		94		―	146
Deferred Credits and Other Liabilities: Other		1		79		―	123
Total Derivatives Not Designated as Hedging Instruments		2		173		9	269
Total Derivatives		$2		$173		$9	$270

(a)							Substantially all of these contracts receive regulatory treatment.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Florida’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. Duke Energy Florida may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	September 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$1		$1		$94		$79
Gross amounts offset	(1)		(1)		(10)		(13)
Net amount subject to master netting	―		―		84		66
Amounts not subject to master netting	―		―		―		―
Net amounts recognized on the Condensed Balance Sheet	$ ―	(a)	$ ―	(b)	$84	(c)	$66	(d)

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$2		$7		$147		$123
Gross amounts offset	―		―		(20)		(29)
Net amount subject to master netting	2		7		127		94
Amounts not subject to master netting	―		―		―		―
Net amounts recognized on the Condensed Balance Sheet	$2	(a)	$7	(b)	$127	(c)	$94	(d)

(a)	Included in Other within Current Assets on the Condensed Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Balance Sheet.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Gains on cash flow hedges recorded or reclassified at Duke Energy Florida for the three months and nine months ended September 30, 2013 and 2012 were not material.

At September 30, 2012, $1 million of pretax deferred net losses on derivative instruments related to outstanding interest rate cash flow hedges were included as a component of AOCI. Effective with the Duke Energy merger, Duke Energy Florida no longer designates interest rate contracts for regulated operations as cash flow hedges. As a result, pretax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

The amounts of pretax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Condensed Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power(a)	$(45)	$(100)
Interest rate contracts
Interest expense	(1)	(1)
Total Pretax Losses Recognized in Earnings	$(46)	$(101)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory assets	$(19)	$45
Interest rate contracts
Regulatory assets	1	―
Total Pretax (Losses) Gains Recognized as Regulatory Assets or Liabilities	$(18)	$45

	Nine Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power(a)	$(105)	$(295)
Interest rate contracts
Interest expense	(3)	(1)
Total Pretax Losses Recognized in Earnings	$(108)	$(296)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory assets	$(16)	$(74)
Interest rate contracts
Regulatory assets	3	―
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(13)	$(74)

(a)	After the derivatives are settled and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory assets and liabilities in the Condensed Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.

DUKE ENERGY OHIO

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets on which they were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Duke Energy Ohio nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts in this table.

	September 30, 2013				December 31, 2012
(in millions)	Asset		Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	$		$	―	$2	$	―
Total Derivatives Designated as Hedging Instruments		―		―	2		―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other		21		6	31		4
Investments and Other Assets: Other		158		103	81		51
Current Liabilities: Other		134		160	106		132
Deferred Credits and Other Liabilities: Other		1		17	―		4
Interest rate contracts
Current Liabilities: Other		―		―	―		1
Deferred Credits and Other Liabilities: Other		―		4	―		7
Total Derivatives Not Designated as Hedging Instruments		314		290	218		199
Total Derivatives		$314		$290	$220		$199

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

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an ISO such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. Duke Energy Ohio may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	September 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$155		$159		$165		$120
Gross amounts offset	(141)		(105)		(154)		(105)
Net amount subject to master netting	14		54		11		15
Amounts not subject to master netting	―		―		1		4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$14	(a)	$54	(b)	$12	(c)	$19	(d)

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current		Non-Current
Gross amounts recognized	$137		$81		$136		$55
Gross amounts offset	(110)		(51)		(125)		(51)
Net amount subject to master netting	27		30		11		4
Amounts not subject to master netting	2		―		1		7
Net amounts recognized on the Condensed Consolidated Balance Sheet	$29	(a)	$30	(b)	$12	(c)	$11	(d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

There were no gains or losses on cash flow hedges recorded or reclassified at Duke Energy Ohio for the three and nine months ended September 30, 2013 and 2012.

At September 30, 2013 and December 31, 2012, Duke Energy Ohio had no pretax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI.

The amounts of the pretax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Nonregulated electric, natural gas and other	$5	$(42)
Fuel used in electric generation and purchased power - nonregulated	(2)	―
Total Pretax (Losses) Gains Recognized in Earnings	$3	$(42)

	Nine Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Nonregulated electric, natural gas and other	$(8)	$33
Fuel used in electric generation and purchased power - nonregulated	(20)	―
Interest rate contracts
Interest expense	(1)	(1)
Total Pretax (Losses) Gains Recognized in Earnings	$(29)	$32
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$ ―	$(2)
Regulatory liabilities		1
Interest rate contracts
Regulatory assets	3	―
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$3	$(1)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY INDIANA

The fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets on which they were included were as follows. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Duke Energy Indiana nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral associated with the derivative contracts were not netted against the fair value amounts in this table.

	September 30, 2013			December 31, 2012
(in millions)	Asset	Liability		Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other	$14	$	―	$10	$	―
Interest rate contracts
Current Liabilities: Other	―		―	―		63
Total Derivatives Not Designated as Hedging Instruments	14		―	10		63
Total Derivatives	$14	$	―	$10		$63

(a)	Substantially all of these contracts receive regulatory treatment.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Indiana’s financial position. The amounts shown were calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset in the table, Duke Energy Indiana may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	September 30, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Gross amounts recognized	$14		$	―	$	―		$	―
Net amount subject to master netting	14			―		―			―
Net amounts recognized on the Condensed Consolidated Balance Sheet	$14	(a)	$	―	$	―	(b)	$	―

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current		Non-Current		Current			Non-Current
Amounts not subject to master netting	10			―		63			―
Net amounts recognized on the Condensed Consolidated Balance Sheet	$10	(a)	$	―		$63	(b)	$	―

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

Gains on cash flow hedges reclassified at Duke Energy Indiana for the three and nine months ended September 30, 2013 and 2012 were not material.

Pretax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI for Duke Energy Indiana were not material at September 30, 2013 and 2012, respectively.

The amounts of the pretax gains and losses recognized on undesignated contracts by type of derivative instrument and line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses were included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities were as follows.

	Three Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$2	$11
Regulatory liabilities	6	―
Interest rate contracts(a)
Regulatory assets	6	4
Total Pretax Gains Recognized as Regulatory Assets or Liabilities	$14	$15

	Nine Months Ended September 30,
(in millions)	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating Revenues	$1	$ ―
Fuel used in electric generation and purchased power	―	2
Total Pretax (Losses) Gains Recognized in Earnings	$1	$2
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory liabilities	10	33
Interest rate contracts(a)
Regulatory assets	34	(5)
Total Pretax Gains Recognized as Regulatory Assets or Liabilities	$44	$28

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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

CREDIT RISK

Certain of the Duke Energy Registrants’ derivative contracts contain contingent credit features. These features may include (i) material adverse change clauses or payment acceleration clauses that could result in immediate payments, (ii) the posting of letters of credit or termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.

The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions.

	September 30, 2013
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$481	$211	$82	$129	$268
Fair value of collateral already posted	138	26	5	21	106
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	200	185	77	108	15

	December 31, 2012
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$466	$286	$108	$178	$176
Fair value of collateral already posted	163	59	9	50	104
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	230	227	99	128	2

The Duke Energy Registrants have elected to offset cash collateral and fair values of derivative instruments. For amounts to be netted, the derivative instruments must be executed with the same counterparty under the same master netting agreement. Amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements. See Note 10 for additional information on fair value disclosures related to derivatives.

	September 30, 2013			December 31, 2012
(in millions)	Receivables	Payables		Receivables	Payables
Duke Energy
Amounts offset against net derivative positions	$40	$	―	$73	$	―
Amounts not offset against net derivative positions	101		―	93		―
Progress Energy
Amounts offset against net derivative positions	26		―	58		―
Amounts not offset against net derivative positions	―		―	1		―
Duke Energy Progress
Amounts offset against net derivative positions	5		―	9		―
Duke Energy Florida
Amounts offset against net derivative positions	21		―	49		―
Amounts not offset against net derivative positions	―		―	1		―
Duke Energy Ohio
Amounts offset against net derivative positions	13		―	15		―
Amounts not offset against net derivative positions	92		―	92		―
Duke Energy Indiana
Amounts not offset against net derivative positions	3		―	―		―

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

9. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets.

TRADING SECURITIES

Investments in debt and equity securities held in Grantor Trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. These investments are reported at fair value in the Condensed Consolidated Balance Sheets. Net realized and unrealized gains and losses are included in earnings each period. The fair value of these investments was $17 million at September 30, 2013 and $33 million at December 31, 2012.

AVAILABLE-FOR-SALE SECURITIES

All other investments in debt and equity securities are classified as available-for-sale securities. Available-for-sale securities are also reported at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are excluded from earnings and reported either as a (i) regulatory asset or liability, or (ii) a component of other comprehensive income until realized.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) Grantor Trusts at Duke Energy Indiana, Duke Energy Florida and Duke Energy Progress related to OPEB plans (iii) Duke Energy’s captive insurance investment portfolio, (iv) Duke Energy’s foreign operations investment portfolio and (v) Duke Energy and Duke Energy Carolinas’ auction rate debt securities portfolio.

Duke Energy holds corporate debt securities that were purchased using excess cash from its foreign operations. These investments are classified as Short-term investments on the Condensed Consolidated Balance Sheet and are available for current operations of Duke Energy’s foreign business. The fair value of these investments was $118 million as of September 30, 2013 and $333 million as of December 31, 2012.

Duke Energy classifies all other investments in debt and equity securities as long-term, unless otherwise noted.

NDTF and Grantor Trust

The investments within the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana Grantor Trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized gains and losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary impairments and are recognized immediately. Pursuant to regulatory accounting, substantially all unrealized gains and losses associated with investments within the Investment Trusts are deferred as a regulatory asset or liability. As a result, there is no immediate impact on earnings of the Duke Energy Registrants.

Other Available for Sale Securities

Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. If an other-than-temporary impairment exists, the unrealized loss may be included in earnings based on the criteria discussed below.

The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to,(i) the length of time over which the market value has been lower than the cost basis of the investment, (ii) the percentage decline compared to the cost of the investment, and (iii) management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

If the entity does not have an intent to sell a debt security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments, and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of September 30, 2013 and December 31, 2012. For the Duke Energy Registrants, there were no other-than-temporary impairments for debt or

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

equity securities as of September 30, 2013 and December 31, 2012. Accordingly, all changes in the market value of investments other than those held in the Investment Trusts, which receive regulatory accounting as discussed above, were reflected as a component of other comprehensive income in 2013 and 2012.

See Note 10 for additional information related to fair value measurements for investments in auction rate debt securities.

DUKE ENERGY

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy. For investments held within the NDTF and investments within Grantor Trusts, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

	September 30, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$111	$ ―	$ ―	$105
Equity securities		1,560		13	3,280	1,132	19	2,837
Corporate debt securities		9		6	323	21	1	338
Municipal bonds		5		7	213	12	1	194
U.S. government bonds		14		8	712	24	1	625
Other debt securities		17		4	167	10	1	164
Total NDTF		1,605		38	4,806	1,199	23	4,263
Other Investments
Cash and cash equivalents		―		―	21	―	―	17
Equity securities		22		―	83	10	―	63
Corporate debt securities		1		2	178	2	―	381
Municipal bonds		2		2	80	4	1	70
U.S. government bonds		―		―	38	―	―	23
Other debt securities		―		1	92	1	―	86
Auction rate securities		―		7	25	―	6	29
Total Other Investments(a)		25		12	517	17	7	669
Total Investments		$1,630		$50	$5,323	$1,216	$30	$4,932

(a)						These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy. The table below excludes auction rate securities based on the stated maturity date. See Note 10 for information about fair value measurements related to investments in auction rate debt securities.

(in millions)								September 30, 2013
Due in one year or less								$185
Due after one through five years								394
Due after five through 10 years								434
Due after 10 years								790
Total								$1,803

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy's available-for-sale securities were as follows.

				Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)					2013	2012	2013	2012
Realized gains					$72	$30	$135	$80
Realized losses					16	12	38	14

DUKE ENERGY CAROLINAS

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Carolinas. For investments held within the NDTF, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

	September 30, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$46	$ ―	$ ―	$40
Equity securities		828		5	1,790	600	5	1,592
Corporate debt securities		4		5	236	11	1	250
Municipal bonds		―		1	52	2	―	40
U.S. government bonds		5		4	396	10	―	304
Other debt securities		17		4	147	9	2	135
Total NDTF		854		19	2,667	632	8	2,361
Other Investments
Auction rate securities		―		1	3	―	1	3
Total Other Investments(a)		―		1	3	―	1	3
Total Investments		$854		$20	$2,670	$632	$9	$2,364

(a)						These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Carolinas. The table below excludes auction rate securities based on the stated maturity date. See Note 10 for information about fair value measurements related to investments in auction rate debt securities.

(in millions)								September 30, 2013
Due in one year or less								$23
Due after one through five years								175
Due after five through 10 years								223
Due after 10 years								410
Total								$831

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy Carolinas' available-for-sale securities were as follows.

				Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)					2013	2012	2013	2012
Realized gains					$49	$19	$95	$65
Realized losses					1	5	11	7

PROGRESS ENERGY

The following table presents the estimated fair value of short-term and long-term investments for Progress Energy. For investments held within the NDTF and investments within Grantor Trusts, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

	September 30, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$65	$ ―	$ ―	$65
Equity securities		732		8	1,490	532	14	1,245
Corporate debt securities		5		1	87	9	―	89
Municipal bonds		5		6	161	11	1	154
U.S. government bonds		9		4	316	14	―	321
Other debt securities		―		―	20	1	―	28
Total NDTF		751		19	2,139	567	15	1,902
Other Investments
Cash and cash equivalents		―		―	21	―	―	17
Municipal bonds		1		1	36	3	―	40
Total Other Investments(a)		1		1	57	3	―	57
Total Investments		$752		$20	$2,196	$570	$15	$1,959

(a)						These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Progress Energy.

(in millions)								September 30, 2013
Due in one year or less								$14
Due after one through five years								162
Due after five through 10 years								150
Due after 10 years								294
Total								$620

Realized gains and losses, which were determined on a specific identification basis, from sales of Progress Energy's available-for-sale securities were as follows.

				Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)					2013	2012	2013	2012
Realized gains					$22	$8	$37	$23
Realized losses					11	6	20	12

DUKE ENERGY PROGRESS

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Progress. For investments held within the NDTF and investments within Grantor Trusts, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

	September 30, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$30	$ ―	$ ―	$55
Equity securities		472		7	985	337	11	811
Corporate debt securities		5		1	83	8	―	78
Municipal bonds		2		4	103	4	―	80
U.S. government bonds		8		3	225	13	―	241
Other debt securities		―		―	9	1	―	10
Total NDTF		487		15	1,435	363	11	1,275
Other Investments
Cash and cash equivalents		―		―	2	―	―	3
Total Other Investments(a)		―		―	2	―	―	3
Total Investments		$487		$15	$1,437	$363	$11	$1,278

(a)						These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Progress.

(in millions)								September 30, 2013
Due in one year or less								$6
Due after one through five years								125
Due after five through 10 years								88
Due after 10 years								201
Total								$420

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy Progress' available-for-sale securities were as follows.

				Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)					2013	2012	2013	2012
Realized gains					$7	$4	$15	$14
Realized losses					2	2	6	5

DUKE ENERGY FLORIDA

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Florida. For investments held within the NDTF and investments within Grantor Trusts, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Balance Sheets.

	September 30, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$35	$ ―	$ ―	$10
Equity securities		260		1	505	194	4	434
Corporate debt securities		―		―	4	1	―	11
Municipal bonds		3		2	58	7	―	74
U.S. government bonds		1		1	91	1	―	80
Other debt securities		―		―	11	1	―	18
Total NDTF		264		4	704	204	4	627
Other Investments
Cash and cash equivalents		―		―	4	―	―	1
Municipal bonds		1		1	37	3	―	40
Total Other Investments(a)		1		1	41	3	―	41
Total Investments		$265		$5	$745	$207	$4	$668

(a)						These amounts are recorded in Other within Investments and Other Assets on the Condensed Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Florida.

(in millions)								September 30, 2013
Due in one year or less								$8
Due after one through five years								37
Due after five through 10 years								62
Due after 10 years								94
Total								$201

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy Florida's available-for-sale securities were as follows.

				Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)					2013	2012	2013	2012
Realized gains					$14	$4	$22	$9
Realized losses					9	4	13	7

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY INDIANA

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Indiana. For investments held within Grantor Trusts, unrealized holding gains and losses on these investments are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

	September 30, 2013				December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value
Other Investments
Equity securities	$19	$	―	$60	$9	$	―	$50
Municipal bonds	―		1	28	1		―	28
Total Other Investments(a)	19		1	88	10		―	78
Total Investments	$19		$1	$88	$10	$	―	$78

(a)					These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Indiana.

(in millions)							September 30, 2013
Due in one year or less								$2
Due after one through five years								21
Due after five through 10 years								4
Due after 10 years								1
Total								$28

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy Indiana's available-for-sale securities were insignificant for each of the three and nine months ended September 30, 2013 and 2012.

10. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Under existing accounting guidance, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price. An exit price is the price that would be received to sell an asset or paid to transfer a liability. Fair value measurements require use of market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, corroborated by market data, or generally unobservable. Valuation techniques are required to maximize use of observable inputs and minimize use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.

The Duke Energy Registrants classify recurring and non-recurring fair value measurements based on the fair value hierarchy. The hierarchy is prescribed by the accounting guidance for fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels.

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities an entity has the ability to access. An active market is one in which transactions for an asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2—A fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs include, but are not limited to, (i) quoted prices for similar assets or liabilities in an active market, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, and (iii) inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A Level 2 measurement cannot have more than an insignificant portion of its valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.

Level 3—Any fair value measurement which includes unobservable inputs for an asset or liability for more than an insignificant portion of the valuation. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments may include longer-term instruments that extend into periods in which quoted prices or other observable inputs are not available.

The fair value accounting guidance for financial instruments permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under other GAAP. The Duke Energy Registrants have not elected to record any of these items at fair value. However, in the future, the Duke Energy Registrants may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

Transfers between levels represent (i) assets or liabilities previously categorized as a higher level for which the inputs to the estimate became less observable or (ii) assets and liabilities that were previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

end of the period. There were transfers out of level 3 at Duke Energy, Progress Energy, and Duke Energy Florida due to observability of inputs during the three and nine months ended September 30, 2013.

Investments in equity securities

Investments in equity securities, other than those accounted for as equity and cost method investments, are typically valued at the closing price in the principal active market as of the last business day of the reporting period. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements. When (i) the Duke Energy Registrants lack the ability to redeem investments valued on a net asset value per share basis at net asset value per share in the near future or (ii) net asset value per share is not available at the measurement date, the fair value measurement of the investment is categorized as Level 3.

Investments in available-for-sale auction rate securities

Duke Energy and Duke Energy Carolinas hold auction rate securities for which an active market does not currently exist. Auction rate securities held are student loan securities. At September 30, 2013, approximately 80 percent are ultimately backed by the U.S. government and approximately 18 percent of these securities are AAA rated. As of September 30, 2013 and December 31, 2012, all of these auction rate securities are classified as long-term investments and are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models. These models incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par (ranging from 10 to 19 years), the current level of interest rates (less than 0.2%), and the appropriate risk-adjusted discount rates (up to 5.6% reflecting a tenor of up to 19 years). In preparing the valuations, all significant value drivers were considered, including the underlying collateral (primarily evaluated on the basis of credit ratings, parity ratios, and the percentage of loans backed by the U.S. government).

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three and nine months ended September 30, 2013 or 2012.

Investments in debt securities

Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is Level 3. U.S. Treasury debt is typically Level 1.

Commodity derivatives

The pricing for commodity derivatives is primarily a calculated value that incorporates forward prices and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral), and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement relates to the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be Level 3. Commodity derivatives with clearinghouses are classified as Level 1. For commodity derivative contracts classified as Level 3, Duke Energy utilizes internally-developed financial models based upon the income approach (discounted cash flow method) to measure fair values. The primary inputs to these models are forward commodity prices used to develop forward price curves for the respective instrument. Pricing inputs are derived from published exchange transaction prices and other observable or public data sources. In the absence of observable market information that supports the pricing inputs, there is a presumption the transaction price is equal to the last observable price for a similar period. For commodity derivative contracts classified as Level 3, pricing inputs for natural gas and electricity forward price curves are not observable for the full term of the related contracts. In isolation, increases (decreases) in unobservable natural gas forward prices would result in favorable (unfavorable) fair value adjustments for gas purchase contracts. In isolation, increases (decreases) in unobservable electricity forward prices would result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate fair value of gas purchase contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.

Interest rate derivatives

Most over-the-counter interest rate contract derivatives are valued using financial systems that utilize observable inputs for similar instruments and are classified as Level 2. Such systems are standard in the market and are commonly used across industries to value derivative contracts. The Duke Energy Registrants utilize various inputs and factors including market data and assumptions market participants would use in pricing assets or liabilities as well as assumptions about risks inherent in the inputs to valuation technique. Inputs and factors may include forward interest rate curves, notional amounts, interest rates and credit quality of the Duke Energy Registrants and their counterparties.

Goodwill and Long-lived Assets

See Note 12, Goodwill and Intangible Assets, to the Consolidated Financial Statements included in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the valuation of goodwill and long-lived assets.

DUKE ENERGY

The following tables provide fair value amounts for assets and liabilities recorded on Duke Energy's Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Energy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	September 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Investments in available-for-sale auction rate securities(a)	$25	$ ―	$ ―	$25
Nuclear decommissioning trust fund equity securities	3,280	3,199	59	22
Nuclear decommissioning trust fund debt securities	1,525	392	1,083	50
Other trading and available-for-sale equity securities(b)	93	83	10	―
Other trading and available-for-sale debt securities(c)	414	57	357	―
Derivative assets(b)	127	32	22	73
Total assets	5,464	3,763	1,531	170
Derivative liabilities(d)	(473)	(15)	(347)	(111)
Net assets	$4,991	$3,748	$1,184	$59

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Investments in available-for-sale auction rate securities(a)	$29	$ ―	$ ―	$29
Nuclear decommissioning trust fund equity securities	2,837	2,762	54	21
Nuclear decommissioning trust fund debt securities	1,405	317	1,040	48
Other trading and available-for-sale equity securities(b)	72	63	9	―
Other trading and available-for-sale debt securities(c)	602	40	562	―
Derivative assets(b)	103	18	22	63
Total assets	5,048	3,200	1,687	161
Derivative liabilities(d)	(756)	(17)	(591)	(148)
Net assets	$4,292	$3,183	$1,096	$13

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

Three Months Ended September 30, 2013
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at June 30, 2013	$26	$71	$(87)	$10
Total pretax realized or unrealized gains (losses) included in earnings:
Revenue: Regulated electric	―	―	4	4
Revenue: Nonregulated electric, natural gas, and other	―	―	9	9
Total pretax gains included in other comprehensive income:
Gains on available for sale securities and other	1	―	―	1
Purchases, sales, issuances and settlements:
Purchases	―	2	―	2
Sales	―	(2)	―	(2)
Issuances	―	―	4	4
Settlements	(2)	―	(3)	(5)
Transfers in and out of Level 3 due to observability of inputs	―	―	34	34
Total gains (losses) included on the Consolidated Balance Sheet as regulatory assets or liabilities	―	1	1	2
Balance at September 30, 2013	$25	$72	$(38)	$59
Pretax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at September 30, 2013
Revenue: Regulated electric $	― $	―	$3	$3
Revenue: Nonregulated electric, natural gas, and other	―	―	(2)	(2)
Total $	― $	―	$1	$1

Three Months Ended September 30, 2012
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at June 30, 2012	$41	$64	$(19)	$86
Amounts acquired in Progress Merger	―	―	(30)	(30)
Total pretax realized or unrealized gains (losses) included in earnings:
Revenue: Regulated electric	―	―	12	12
Revenue: Nonregulated electric, natural gas, and other	―	―	(6)	(6)
Total pretax gains included in other comprehensive income:
Purchases, sales, issuances and settlements:
Purchases	―	1	―	1
Issuances	―	―	(24)	(24)
Settlements		―	(10)	(10)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	―	1	2	3
Balance at September 30, 2012	$41	$66	$(75)	$32

Nine Months Ended September 30, 2013
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at December 31, 2012	$29	$69	$(85)	$13
Total pretax realized or unrealized gains (losses) included in earnings:
Revenue: Regulated electric	―	―	5	5
Revenue: Nonregulated electric, natural gas, and other	―	―	(13)	(13)
Total pretax gains included in other comprehensive income:
Losses on available for sale securities and other	(1)	―	―	(1)
Purchases, sales, issuances and settlements:
Purchases	―	5	21	26
Sales	―	(5)	―	(5)
Issuances	―	―	9	9
Settlements	(3)	―	(5)	(8)
Transfers in and out of Level 3 due to observability of inputs	―	―	34	34
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	―	3	(4)	(1)
Balance at September 30, 2013	$25	$72	$(38)	$59
Pretax amounts included in the Condensed Consolidated Statement of Operations related to Level 3 measurements outstanding at September 30, 2013
Revenue: Regulated electric $	― $	―	$5	$5
Revenue: Nonregulated electric, natural gas, and other	―	―	(26)	(26)
Total $	― $	―	$(21)	$(21)

Nine Months Ended September 30, 2012
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at December 31, 2011	$71	$53	$(39)	$85
Amounts acquired in Progress Energy Merger	―	―	(30)	(30)
Total pretax realized or unrealized losses included in earnings:
Revenue: Regulated electric	―	―	37	37
Revenue: Nonregulated electric, natural gas, and other	―	―	(9)	(9)
Total pretax gains included in other comprehensive income:
Gains on available for sale securities and other	9	―	―	9
Purchases, sales, issuances and settlements:
Purchases	―	10	22	32
Issuances	―	―	(24)	(24)
Settlements	(39)	―	(34)	(73)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	―	3	2	5
Balance at September 30, 2012	$41	$66	$(75)	$32
Pretax amounts included in the Condensed Consolidated Statement of Operations related to Level 3 measurements outstanding at September 30, 2012.
Revenue: Nonregulated electric, natural gas, and other $	― $	―	$5	$5
Total $	― $	―	$5	$5

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY CAROLINAS

The following tables provide fair value amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Carolinas’ assessment of the significance of a particular input to the fair value measurement requires judgment and may affect valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	September 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Investments in available-for-sale auction rate securities(a)	$3	$ ―	$ ―	$3
Nuclear decommissioning trust fund equity securities	1,790	1,715	53	22
Nuclear decommissioning trust fund debt securities	883	220	613	50
Total assets	2,676	1,935	666	75
Derivative liabilities(b)	(4)	―	―	(4)
Net assets	$2,672	$1,935	$666	$71

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Investments in available-for-sale auction rate securities(a)	$3	$ ―	$ ―	$3
Nuclear decommissioning trust fund equity securities	1,592	1,523	48	21
Nuclear decommissioning trust fund debt securities	762	155	559	48
Total assets	2,357	1,678	607	72
Derivative liabilities(b)	(12)	―	―	(12)
Net Assets	$2,345	$1,678	$607	$60

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

Three Months Ended September 30, 2013
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at June 30, 2013	$3	$71	$(4)	$70
Purchases, sales, issuances and settlements:
Purchases	―	2	―	2
Sales	―	(2)	―	(2)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	―	1	―	1
Balance at September 30, 2013	$3	$72	$(4)	$71

Three Months Ended September 30, 2012
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at June 30, 2012	$6	$64	$ ―	$70
Purchases, sales, issuances and settlements:
Purchases	―	1	―	1
Issuances	―	―	(14)	(14)
Settlements	―	―	2	2
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	―	1	―	1
Balance at September 30, 2012	$6	$66	$(12)	$60

Nine Months Ended September 30, 2013
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at December 31, 2012	$3	$69	$(12)	$60
Purchases, sales, issuances and settlements:
Purchases	―	5	―	5
Sales	―	(5)	―	(5)
Settlements	―	―	8	8
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	―	3	―	3
Balance at September 30, 2013	$3	$72	$(4)	$71
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at September 30, 2013
Operating Revenues $	―	$ ―	$(4)	$(4)
Total $	―	$ ―	$(4)	$(4)

Nine Months Ended September 30, 2012
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at December 31, 2011	$12	$53	$ ―	$65
Total pretax gains included in other comprehensive income:
Gains on available for sale securities and other	2	―	―	2
Purchases, sales, issuances and settlements:
Purchases	―	10	―	10
Issuances	―	―	(14)	(14)
Settlements	(8)	―	2	(6)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	―	3	―	3
Balance at September 30, 2012	$6	$66	$(12)	$60

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

PROGRESS ENERGY

The following tables provide fair value amounts for assets and liabilities recorded on Progress Energy's Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Progress Energy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	September 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,489	$1,483	$6	$	―
Nuclear decommissioning trust fund debt securities and other	642	172	470		―
Other trading and available-for-sale debt securities and other(a)	55	19	36		―
Total assets	2,186	1,674	512		―
Derivative liabilities(c)	(282)	―	(282)		―
Net assets	$1,904	$1,674	$230	$	―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,245	$1,239	$6	$	―
Nuclear decommissioning trust fund debt securities and other	643	162	481		―
Other trading and available-for-sale debt securities and other(a)	57	17	40		―
Derivative assets(b)	11	―	11		―
Total assets	1,956	1,418	538		―
Derivative liabilities(c)	(440)	―	(402)		(38)
Net assets	$1,516	$1,418	$136		$(38)

(a)			Included in Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)			Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(c)			Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Three Months Ended September 30,
(in millions)			2013		2012
Balance at beginning of period			$(35)		$(30)
Total pretax realized or unrealized gains included in earnings:
Revenue: Regulated electric			―		2
Purchases, sales, issuances and settlements:
Issuances			2		(16)
Settlements			―		4
Total (losses) gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities			(1)		4
Transfers in and out of Level 3 due to observability of inputs			34		―
Balance at end of period		$	―		$(36)

		Derivatives (net)
		Nine Months Ended September 30,
(in millions)			2013		2012
Balance at beginning of period			$(38)		$(24)
Total pretax realized or unrealized gains included in earnings:
Operating Revenues			―		2
Purchases, sales, issuances and settlements:
Issuances			10		(16)
Settlements			―		4
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities			(6)		(2)
Transfers in and out of Level 3 due to observability of inputs			34		―
Balance at end of period		$	―		$(36)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at September 30, 2013
Revenue: Regulated electric			$10	$	―
Total			$10	$	―

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY PROGRESS

The following tables provide fair value amounts for assets and liabilities recorded on Duke Energy Progress' Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Progress’ assessment of the significance of a particular input to the fair value measurement requires judgment and may affect valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	September 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$985	$985	$ ―	$	―
Nuclear decommissioning trust fund debt securities and other	440	112	328		―
Other trading and available-for-sale debt securities and other(a)	2	2	―		―
Total assets	1,427	1,099	328		―
Derivative liabilities(c)	(107)	―	(107)		―
Net assets	$1,320	$1,099	$221	$	―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$811	$811	$ ―	$	―
Nuclear decommissioning trust fund debt securities and other	448	119	329		―
Other trading and available-for-sale debt securities and other(a)	3	3	―		―
Derivative assets(b)	2	―	2		―
Total assets	1,264	933	331		―
Derivative liabilities(c)	(166)	―	(128)		(38)
Net assets	$1,098	$933	$203		$(38)

(a)			Included in Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)			Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(c)			Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Three Months Ended September 30,
(in millions)			2013		2012
Balance at beginning of period			$(35)		$(28)
Total pretax realized or unrealized gains (losses) included in earnings:
Operating Revenues			―		2
Purchases, sales, issuances and settlements:
Issuances					(16)
Settlements			2		4
Total (losses) gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities			(1)		2
Transfers in and out of Level 3 due to observability of inputs			34		―
Balance at end of period		$	―		$(36)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at September 30, 2013
Revenue: Regulated electric			$1	$	―
Total			$1	$	―

		Derivatives (net)
		Nine Months Ended September 30,
(in millions)			2013		2012
Balance at beginning of period			$(38)		$(24)
Total pretax realized or unrealized gains (losses) included in earnings:
Operating Revenues			―		2
Purchases, sales, issuances and settlements:
Issuances			9		(16)
Settlements			―		4
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities			(5)		(2)
Transfers in and out of Level 3 due to observability of inputs			34		―
Balance at end of period		$	―		$(36)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at September 30, 2013
Revenue: Regulated electric			$10	$	―
Total			$10	$	―

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY FLORIDA

The following tables provide fair value amounts for assets and liabilities recorded on Duke Energy Florida's Condensed Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Florida’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

	September 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$505	$499	$6	$	―
Nuclear decommissioning trust fund debt securities and other	202	60	142		―
Other trading and available-for-sale debt securities and other(a)	39	2	37		―
Total assets	746	561	185		―
Derivative liabilities(b)	(171)	―	(171)		―
Net assets	$575	$561	$14	$	―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$435	$429	$6	$	―
Nuclear decommissioning trust fund debt securities and other	194	43	151		―
Other trading and available-for-sale debt securities and other(a)	43	3	40		―
Derivative assets	9	―	9		―
Total assets	681	475	206		―
Derivative liabilities(b)	(270)	―	(270)		―
Net assets (liabilities)	$411	$475	$(64)	$	―

(a)	Included in Other within Investments and Other Assets in the Condensed Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Balance Sheets

DUKE ENERGY OHIO

The following tables provide fair value amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Ohio’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 8.

	September 30, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$70	$49	$ ―		$21
Derivative liabilities(b)	(46)	(14)	(5)		(27)
Net assets (liabilities)	$24	$35	$(5)		$(6)

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$59	$48	$2		$9
Derivative liabilities(b)	(38)	(15)	(8)		(15)
Net assets (liabilities)	$21	$33	$(6)		$(6)

(a)			Included in Other within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)			Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Three Months Ended September 30,
(in millions)			2013		2012
Balance at beginning of period			$(19)		$(2)
Total pretax realized or unrealized gains (losses) included in earnings:
Revenue: Regulated electric			―		1
Revenue: Nonregulated electric and other			11		(6)
Purchases, sales, issuances and settlements:
Settlements			2		(1)
Balance at end of period			$(6)		$(8)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at September 30, 2013:
Revenue: Nonregulated electric and other			$(3)	$	―
Total			$(3)	$	―

		Derivatives (net)
		Nine Months Ended September 30,
(in millions)			2013		2012
Balance at beginning of period			$(6)		$(3)
Total pretax realized or unrealized gains (losses) included in earnings:
Revenue: Regulated electric			―		1
Revenue: Nonregulated electric and other			(4)		(5)
Purchases, sales, issuances and settlements:
Purchases			1		―
Settlements			―		1
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities			3		(2)
Balance at end of period			$(6)		$(8)
Pretax amounts included in the Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at September 30, 2013:
Revenue: Nonregulated electric and other			$(16)		$1
Total			$(16)		$1

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY INDIANA

The following tables provide fair value amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Duke Energy Indiana’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral which are disclosed in Note 8. See Note 9 for additional information related to investments by major security type.

			September 30, 2013
(in millions)			Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities(a)			$60	$60	$ ―	$	―
Available-for-sale debt securities(a)			28	―	28		―
Derivative assets(b)			14	―	―		14
Total assets			102	60	28		$14
Net assets (liabilities)			$102	$60	$28		$14

			December 31, 2012
(in millions)			Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities(a)			$49	$49	$ ―	$	―
Available-for-sale debt securities(a)			29	―	29		―
Derivative assets(b)			10	―	―		10
Total assets			88	49	29		$10
Derivative liabilities(c)			(63)	―	(63)		―
Net assets (liabilities)			$25	$49	$(34)		$10

(a)				Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)				Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)				Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

				Derivatives (net)
				Three Months Ended September 30,
(in millions)					2013		2012
Balance at beginning of period					$18		$22
Total pretax realized or unrealized gains (losses) included in earnings:
Operating Revenues					3		11
Purchases, sales, issuances and settlements:
Settlements					(10)		(16)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities					3		―
Balance at end of period					$14		$17

				Derivatives (net)
				Nine Months Ended September 30,
(in millions)					2013		2012
Balance at beginning of period					$10		$4
Total pretax realized or unrealized gains (losses) included in earnings:
Operating Revenues					5		35
Purchases, sales, issuances and settlements:
Purchases					20		―
Sales					―		22
Settlements					(23)		(45)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities					2		1
Balance at end of period					$14		$17

QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS

The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2013
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input		Range
Duke Energy
Commodity natural gas contracts	$(43)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$3.47	-	10.36
FERC mitigation power sale agreements	(4)	Discounted cash flow	Forward electricity curves - price per megawatt-hour (MWh)		25.79	-	48.34
Financial transmission rights (FTRs)	15	RTO market pricing	FTR price - per MWh		(1.53)	-	10.86
Commodity power contracts	5	Discounted cash flow	Forward electricity curves - price per MWh		26.20	-	54.19
Commodity capacity contracts	(3)	Discounted cash flow	Forward capacity curves - price per MW day		95.16	-	122.64
Commodity capacity option contracts	4	Discounted cash flow	Forward capacity option curves - price per MW day		29.30	-	100.80
Reserves	(12)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(38)
Duke Energy Carolinas
FERC mitigation power sale agreements	$(4)	Discounted cash flow	Forward electricity curves - price per MWh		$25.79	-	48.34
Duke Energy Ohio
Financial transmission rights (FTRs)	$1	RTO market pricing	FTR price - per MWh		$(0.09)	-	0.46
Commodity power contracts	13	Discounted cash flow	Forward electricity curves - price per MWh		26.20	-	54.19
Commodity natural gas contracts	(9)	Discounted cash flow	Forward natural gas curves - price per MMBtu		3.47	-	4.55
Reserves	(11)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(6)
Duke Energy Indiana
Financial transmission rights (FTRs)	$14	RTO market pricing	FTR price - per MWh		$(1.53)	-	10.86

	December 31, 2012
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input		Range
Duke Energy
Commodity natural gas contracts	$(53)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$2.33	-	9.99
FERC mitigation power sale agreements	(23)	Discounted cash flow	Forward electricity curves - price per MWh		25.83	-	48.69
Financial transmission rights (FTRs)	11	RTO market pricing	FTR price - per MWh		23.63	-	39.22
Commodity power contracts	(8)	Discounted cash flow	Forward electricity curves - price per MWh		24.82	-	77.96
Commodity capacity contracts	(3)	Discounted cash flow	Forward capacity curves - price per MW day		95.16	-	105.36
Commodity capacity option contracts	3	Discounted cash flow	Forward capacity option curves - price per MW day		4.68	-	77.96
Reserves	(12)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(85)
Duke Energy Carolinas
FERC mitigation power sale agreements	$(12)	Discounted cash flow	Forward electricity curves - price per MWh		$25.83	-	48.69
Progress Energy
Commodity natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$4.07	-	4.45
FERC mitigation power sale agreements	(11)	Discounted cash flow	Forward electricity curves - price per MWh		25.83	-	48.69
Total Level 3 derivatives	$(38)
Duke Energy Progress
Commodity natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$4.07	-	4.45
FERC mitigation power sale agreements	(11)	Discounted cash flow	Forward electricity curves - price per MWh		25.83	-	48.69
Total Level 3 derivatives	$(38)
Duke Energy Ohio
Financial transmission rights (FTRs)	$1	RTO market pricing	FTR price - per MWh		$27.17	-	39.22
Commodity power contracts	(1)	Discounted cash flow	Forward electricity curves - price per MWh		25.90	-	57.50
Commodity natural gas contracts	5	Discounted cash flow	Forward natural gas curves - price per MMBtu		3.30	-	4.51
Reserves	(11)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(6)
Duke Energy Indiana
Financial transmission rights (FTRs)	$10	RTO market pricing	FTR price - per MWh		$23.63	-	35.43

OTHER FAIR VALUE DISCLOSURES

The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Judgment is required in interpreting market data to develop estimates of fair value. Accordingly, estimates determined are not necessarily indicative of amounts the Duke Energy Registrants could have settled in current markets. The fair value of long-term debt is determined using Level 2 measurements.

			September 30, 2013		December 31, 2012
(in millions)			Book Value	Fair Value	Book Value	Fair Value
Duke Energy (a)			$39,709	$42,142	$39,461		$44,001
Duke Energy Carolinas(b)			8,739	9,445	8,741		10,096
Progress Energy			13,815	14,989	14,428		16,563
Duke Energy Progress			4,936	5,053	4,840		5,277
Duke Energy Florida			4,887	5,424	5,320		6,222
Duke Energy Ohio			2,188	2,263	1,997		2,117
Duke Energy Indiana			3,798	4,143	3,702		4,268

(a)				Includes book value of Non-recourse long-term debt of variable interest entities of $1,265 million and $852 million September 30, 2013 and December 31, 2012, respectively.
(b)				Includes book value of Non-recourse long-term debt of variable interest entities of $300 million at both September 30, 2013 and December 31, 2012, respectively.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

At both September 30, 2013 and December 31, 2012, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

11. VARIABLE INTEREST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity, and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. A qualitative analysis of control determines the party that consolidates a VIE. This assessment is based on (i) what party has the power to direct the most significant activities of the VIE that impact its economic performance, and (ii) what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

CONSOLIDATED VIEs

The table below shows VIEs Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Condensed Consolidated Balance Sheets.

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the three or nine months ended September 30, 2013 and the year ended December 31, 2012, or is expected to be provided in the future, that was not previously contractually required.

	September 30, 2013
(in millions)	DERF(a)	CRC	CinCapV	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities	703	527	17	11	―	1,258
Other	―	―	5	199	2	206
Investments and Other Assets
Intangibles, net	―	―	―	11	―	11
Restricted other assets of variable interest entities	―	―	40	12	―	52
Other	―	―	12	4	3	19
Property, Plant and Equipment
Property, Plant and Equipment, Cost	―	―	―	1,663	16	1,679
Accumulated depreciation and amortization	―	―	―	(146)	(5)	(151)
Regulatory Assets and Deferred Debits
Other	―	―	―	34	―	34
Total Assets	703	527	74	1,788	16	3,108
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	―	―	―	3	―	3
Non-recourse notes payable of variable interest entities	―	325	―	―	―	325
Taxes accrued	―	―	―	12	―	12
Current maturities of long-term debt	―	―	14	62	―	76
Other	―	―	5	26	―	31
Non-recourse Long-term Debt of variable interest entities	300	―	37	928	―	1,265
Deferred income taxes	―	―	―	255	―	255
Asset retirement obligations	―	―	―	25	―	25
Other	―	―	12	102	―	114
Total Liabilities	300	325	68	1,413	―	2,106
Net Assets of Consolidated Variable Interest Entities	$403	$202	$6	$375	$16	$1,002

(a)				Duke Energy Receivables Finance Company, LLC (DERF) is a wholly owned limited liability company of Duke Energy Carolinas.

	December 31, 2012
(in millions)	DERF	CRC	CinCapV	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities	$637	$534	$15	$16	$(1)	$1,201
Other	―	―	4	133	2	139
Investments and Other Assets
Intangibles, net	―	―	―	12	―	12
Restricted other assets of variable interest entities	―	―	52	2	―	54
Other	―	―	10	―	2	12
Property, Plant and Equipment
Property, Plant and Equipment, Cost	―	―	―	1,543	15	1,558
Accumulated depreciation and amortization	―	―	―	(98)	(5)	(103)
Regulatory Assets and Deferred Debits
Other	―	―	―	40	―	40
Total Assets	637	534	81	1,648	13	2,913
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	―	―	―	1	―	1
Non-recourse notes payable of variable interest entities	―	312	―	―	―	312
Taxes accrued	―	―	―	62	―	62
Current maturities of long-term debt	―	―	13	459	―	472
Other	―	―	4	25	―	29
Non-recourse Long-term Debt of variable interest entities	300	―	48	504	―	852
Deferred income taxes	―	―	―	154	―	154
Asset retirement obligations	―	―	―	23	―	23
Other	―	―	10	39	―	49
Total Liabilities	300	312	75	1,267	―	1,954
Net Assets of Consolidated Variable Interest Entities	$337	$222	$6	$381	$13	$959

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DERF

Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF has a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. On a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services, to DERF. DERF utilizes a $400 million secured credit facility with a commercial paper conduit to fund purchases of accounts receivable. The facility expires in October 2016. Duke Energy Carolinas services the receivables (collects and applies cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold. The amount of receivables sold has been and is expected to be in excess of the amount borrowed. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

The securitization transaction was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing financial assets and, accordingly, is reflected as a secured borrowing in the Consolidated Balance Sheets. The obligations of DERF under the facility are non-recourse to Duke Energy Carolinas. Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase assets of DERF, or guarantee performance. DERF is considered a VIE because the equity capitalization is insufficient to support its operations. In addition, the most significant activity that impacts the economic performance of DERF relates to decisions made with respect to management of delinquent receivables. Duke Energy Carolinas consolidates DERF since it makes those decisions.

CRC

CRC was formed to secure low cost financing for Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to CRC. The receivables sold are selected to avoid any significant concentration of credit risk and exclude delinquent receivables. Receivables sold are securitized by CRC through a facility managed by two unrelated third parties and are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of proceeds paid by CRC to Duke Energy Ohio and Duke Energy Indiana. Proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from sales of receivables are cash and a subordinated note from CRC. The subordinated note represents a retained interest in the sold receivables and is typically 25 percent of total proceeds. Amounts borrowed by CRC against these receivables is non-recourse to the general credit of Duke Energy. Cash collections from the accounts receivable sold are the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75 percent of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of CRC and next by subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana service the receivables (collect and apply cash to the appropriate receivables). Depending on experience with collections, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the three or nine months ended September 30, 2013 and 2012. Amounts borrowed fluctuate based on the amounts of receivables sold. The debt is classified as short term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is November 2013. CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the most significant activities that impact economic

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

performance of the entity are not performed by the equity holder, Cinergy Corp. (Cinergy), and (iii) deficiencies in net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. Thus, Duke Energy consolidates CRC. Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC.

CinCap V

CinCap V was created to finance and execute a power sale agreement with Central Maine Power Company for approximately 35 MW of capacity and energy. This agreement expires in 2016. CinCap V is considered a VIE because the equity capitalization is insufficient to support its operations. Duke Energy consolidates CinCap V as it has power to direct the most significant activities that impact economic performance of the entity, which are the decisions to hedge and finance the power sales agreement.

Renewables

Certain of Duke Energy’s renewable energy facilities are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer commodity price risk to the buyer of the power.  Certain other of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing debt service reserve guarantees and operations and maintenance reserve guarantees in support of debt financings. The most significant activities that impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance related activities. As all of these decisions were made solely by Duke Energy ,Duke Energy has consolidated these entities since inception.

Debt held by these renewable energy facilities is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity or purchase the assets of these renewable energy facilities. Duke Energy does not guarantee performance except for an immaterial multi-purpose letter of credit and various immaterial debt service reserve and operations and maintenance reserve guarantees. Assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders.

NON-CONSOLIDATED VIEs

The tables below show VIEs the Duke Energy Registrants do not consolidate and how these entities impact the Duke Energy Registrants’ respective Condensed Consolidated Balance Sheets. As discussed above, while Duke Energy consolidated CRC, Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC as they are not the primary beneficiary.

			September 30, 2013
				Duke Energy							Duke Energy Ohio	Duke Energy Indiana
(in millions)			DukeNet		Renewables		Other		Total
Receivables			$	―	$	―	$	―	$	―	$75	$114
Investments in equity method unconsolidated affiliates				113		152		25		290	―	―
Intangibles, net				―		―		100		100	98	―
Investments and other assets				―		―		4		4	―	―
Total assets				113		152		129		394	173	114
Other current liabilities				―		―		2		2	―	―
Deferred credits and other liabilities				―		―		15		15	―	―
Total liabilities				―		―		17		17	―	―
Net assets				$113		$152		$112		$377	$173	$114

	December 31, 2012
	Duke Energy										Duke Energy Ohio	Duke Energy Indiana
(in millions)	DukeNet		Renewables		FPC Capital I Trust(a)		Other		Total
Receivables	$	―	$	―	$	―	$	―	$	―	$97	$116
Investments in equity method unconsolidated affiliates		118		147		―		27		292	―	―
Intangibles, net		―		―		―		104		104	104	―
Investments and other assets		―		―		9		2		11	―	―
Total assets		118		147		9		133		407	201	116
Other current liabilities		―		―		―		3		3	―	―
Deferred credits and other liabilities		―		―		319		17		336	―	―
Total liabilities		―		―		319		20		339	―	―
Net assets (liabilities)		$118		$147		$(310)		$113		$68	$201	$116

(a)				The entire balance of Investments and other assets and $274 million of the Deferred credits and other liabilities balance applies to Progress Energy.

No financial support not previously contractually required was provided to any of the unconsolidated VIEs during the three or nine months ended September 30, 2013 and 2012, or is expected to be provided in the future. The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities.

DukeNet

Duke Energy owns a 50 percent interest in DukeNet. DukeNet has a 5-year, $150 million senior secured credit facility with a syndicate of ten external financial institutions. This credit facility is non-recourse to Duke Energy. DukeNet is considered a VIE because it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support.  Duke Energy has no requirement to provide liquidity, purchase the assets of DukeNet, or guarantee performance. The most significant activities that impact DukeNet’s economic performance relate to its business development and fiber optic capacity marketing and management activities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner. Accordingly, DukeNet is a non-consolidated VIE and is accounted for as an equity method investment.

Unless consent by Duke Energy is given, Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase the assets of DukeNet, or guarantee performance.

On October 4, 2013, Duke Energy announced that it will sell its interest in DukeNet. Refer to Note 2 for more information.

Renewables

Duke Energy has investments in various renewable energy project entities. Some of these entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer commodity price risk to the buyer of the power. Duke Energy does not consolidate these VIEs because power to direct and control key activities is shared jointly by Duke Energy and other owners. Duke Energy accounts for these investments under the equity method of accounting.

FPC Capital I Trust

At December 31, 2012, Progress Energy had variable interests in the FPC Capital I Trust (the Trust). The Trust, a finance subsidiary, was established in 1999 for the sole purpose of issuing $300 million of 7.10% QUIPS due 2039, and used proceeds thereof to purchase $300 million of 7.10% Junior Subordinated Deferrable Interest Notes due 2039 from Florida Progress Funding Corporation (Funding Corp.). Funding Corp. is a wholly owned subsidiary of Progress Energy. The Trust had no other operations and its sole assets were subordinated notes and related guarantees. Funding Corp. was formed for the sole purpose of providing financing to Duke Energy Florida. Funding Corp. did not engage in business activities other than such financing and had no independent operations. Progress Energy guaranteed the payments of all distributions required by the Trust. On February 1, 2013, Duke Energy redeemed the $300 million of 7.10% QUIPS and subsequently terminated the Trust.

Other

Duke Energy has investments in various other entities that are not consolidated VIEs. The most significant of these investments is Duke Energy Ohio’s 9 percent ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and, interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. As discussed in Note 5, proposed environmental rulemaking could increase the costs of OVEC, which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006. In addition, Duke Energy has guaranteed performance of certain entities in which it no longer has an equity interest.

CRC

As discussed above, CRC is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

Proceeds obtained from sales of receivables are largely cash but do include a subordinated note from CRC. The subordinated note is a retained interest and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated basis of the subordinated notes are not materially different than their face value because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined an other-than-temporary impairment has occurred. Key assumptions used in estimating fair value in 2013 and 2012 are detailed in the following table.

Duke Energy Ohio	Duke Energy Indiana
2013	2012	2013	2012
Anticipated credit loss ratio	0.6%	0.7%	0.3%	0.3%
Discount rate	1.2%	1.2%	1.2%	1.2%
Receivable turnover rate	12.8%	12.7%	10.3%	10.2%

The following table shows the gross and net receivables sold.

Duke Energy Ohio	Duke Energy Indiana
(in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Receivables sold	$235	$282	$332	$289
Less: Retained interests	75	97	114	116
Net receivables sold	$160	$185	$218	$173

The following tables show sales and cash flows related to receivables sold.

Duke Energy Ohio	Duke Energy Indiana
Three Months Ended September 30,	Three Months Ended September 30,
(in millions)	2013	2012	2013	2012
Sales
Receivables sold	$514	$518	$765	$711
Loss recognized on sale	3	3	2	3
Cash flows
Cash proceeds from receivables sold	518	531	758	733
Collection fees received	―	―	―	―
Return received on retained interests	1	1	2	2

Duke Energy Ohio	Duke Energy Indiana
Nine Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Sales
Receivables sold	$1,664	$1,618	$2,214	$2,118
Loss recognized on sale	9	10	8	9
Cash flows
Cash proceeds from receivables sold	1,674	1,651	2,204	2,130
Collection fees received	1	1	1	1
Return received on retained interests	4	4	5	5

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Cash flows from sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.

Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR plus a fixed rate of 1.00 percent.

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

(In millions, except per-share amounts)	Income	Average Shares	EPS
Three Months Ended September 30, 2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$989	706	$1.40
Three Months Ended September 30, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$589	699	$0.84

(In millions, except per-share amounts)	Income	Average Shares	EPS
Nine Months Ended September 30, 2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$1,959	706	$2.78
Nine Months Ended September 30, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$1,326	531	$2.50

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

As of September 30, 2013 and 2012, 2 million and 1 million, respectively, of stock options and performance and unvested stock awards were not included in the dilutive securities calculation in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

13. STOCK-BASED COMPENSATION

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy recorded pretax stock-based compensation expense as follows.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)		2013		2012	2013	2012
Stock options	$	―	$	―	$2	$2
Restricted stock unit awards		10		16	36	30
Performance awards		7		16	25	19
Total		$17		$32	$63	$51
Tax benefit associated with stock-based compensation expense		$6		$13	$24	$20
Stock-based compensation costs capitalized		1		―	3	1

14. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT RETIREMENT PLANS

Duke Energy and its subsidiaries (including legacy Progress Energy and Cinergy businesses) maintain qualified, non-contributory defined benefit retirement plans. Duke Energy also maintains non-qualified, non-contributory defined benefit retirement plans, which cover certain executives. The Subsidiary Registrants participate in these plans.

In September 2013, Duke Energy adopted a de-risking investment strategy for its pension plan assets. As the funded status of the Duke Energy and Progress Energy pension plans increase, over time the allocation to return-seeking assets will be reduced and the allocation to fixed-income assets will be increased to better manage Duke Energy’s pension liability and reduce funded status volatility. Based on the current funded status of the plans, the asset allocation for the Duke Energy pension plans has been adjusted to 60 percent fixed-income assets and 40 percent return-seeking assets and the asset allocation for the Progress Energy pension plans has been adjusted to 55 percent fixed-income assets and 45 percent return-seeking assets.

Duke Energy has made contributions directly to pension plan assets during the nine months ended September 30, 2013 of $27 million, all of which relates to Duke Energy Florida. Future amounts contributed may be impacted by recently enacted legislation as well as other factors.

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

QUALIFIED PENSION PLANS

The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$41	$12	$15	$6	$8	$1	$2
Interest cost on projected benefit obligation	80	20	29	13	13	5	7
Expected return on plan assets	(137)	(37)	(50)	(24)	(21)	(7)	(11)
Amortization of prior service credit	(2)	(2)	(1)	(1)	(1)	―	―
Amortization of actuarial loss	61	15	26	11	12	3	6
Other	2	1	―	1	―	―	1
Net periodic pension costs(a)(b)	$45	$9	$19	$6	$11	$2	$5

	Three Months Ended September 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$39	$9	$16	$6	$8	$2	$2
Interest cost on projected benefit obligation	94	23	32	15	14	7	8
Expected return on plan assets	(142)	(36)	(48)	(25)	(21)	(11)	(12)
Amortization of prior service cost	3	―	2	2	―	―	1
Amortization of actuarial loss	47	11	24	9	13	2	3
Other	2	―	1	1	―	―	―
Net periodic pension costs(a)(b)	$43	$7	$27	$8	$14	$ ―	$2

(a)

Duke Energy amounts exclude $3 million for each of the three months ended September 30, 2013 and 2012, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $1 million and $2 million for the three months ended September 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

	Nine Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$125	$37	$45	$17	$23	$4	$8
Interest cost on projected benefit obligation	240	60	87	38	40	16	21
Expected return on plan assets	(411)	(111)	(149)	(71)	(65)	(22)	(33)
Amortization of prior service credit	(8)	(5)	(3)	(1)	(2)	―	―
Amortization of actuarial loss	183	45	76	34	37	9	17
Other	5	2	1	1	―	―	1
Net periodic pension costs(a)(b)	$134	$28	$57	$18	$33	$7	$14

	Nine Months Ended September 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$84	$26	$47	$19	$22	$5	$7
Interest cost on projected benefit obligation	214	68	95	43	42	23	23
Expected return on plan assets	(330)	(109)	(141)	(72)	(61)	(33)	(35)
Amortization of prior service cost	6	1	7	6	―	―	2
Amortization of actuarial loss	96	34	69	28	36	7	10
Other	4	1	1	1	―	―	―
Net periodic pension costs(a)(b)	$74	$21	$78	$25	$39	$2	$7

(a)

Duke Energy amounts exclude $9 million and $10 million for the nine months ended September 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $4 million and $5 million for the nine months ended September 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

NON-QUALIFIED PENSION PLANS

The following tables include the components of net periodic pension costs for non-qualified pension plans for registrants with non-qualified pension costs.

			Three Months Ended September 30, 2013
(in millions)			Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost			$1	$ ―	$1	$1	$ ―
Interest cost on projected benefit obligation			3	―	1	―	―
Amortization of actuarial loss			1	―	1	1	1
Net periodic pension costs			$5	$ ―	$3	$2	$1

			Three Months Ended September 30, 2012
(in millions)			Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Interest cost on projected benefit obligation			$5	$ ―	$2	$1	$1
Amortization of actuarial loss			1	―	1	―	―
Net periodic pension costs			$6	$ ―	$3	$1	$1

			Nine Months Ended September 30, 2013
(in millions)			Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost			$2	$ ―	$1	$1	$ ―
Interest cost on projected benefit obligation			10	1	5	1	1
Amortization of actuarial loss			4	―	3	1	1
Amortization of prior service credit			(1)	―	(1)	―	―
Net periodic pension costs			$15	$1	$8	$3	$2

			Nine Months Ended September 30, 2012
(in millions)			Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost			$1	$ ―	$1	$1	$ ―
Interest cost on projected benefit obligation			8	1	6	1	2
Amortization of actuarial loss			2	―	3	1	―
Amortization of prior service cost			1	―	―	―	―
Net periodic pension costs			$12	$1	$10	$3	$2

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

OTHER POST-RETIREMENT BENEFIT PLANS

Duke Energy and most of its subsidiaries provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. The Subsidiary Registrants participate in these plans. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical coverage, dental coverage, vision, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

Duke Energy uses a December 31 measurement date for its other post-retirement benefit plan assets and obligations. However, due to the impact of certain changes in Legacy Progress Energy health care benefits announced in September 2013, Duke Energy remeasured its Legacy Progress Energy other post-retirement benefit plan obligation as of September 30, 2013. There are no plan assets associated with the Legacy Progress Energy other post-retirement benefit plan. The discount rate used for the remeasurement was 4.7%. The health care cost trend rate of 8.5% reduces to 5.0% over eight years. The mortality tables were updated to account for mortality improvement. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2012.

The following table summarizes the reduction in accumulated other post-retirement benefit obligation recorded in September 2013 by each of the Duke Energy Registrants as a result of the remeasurement. The offsetting amounts for these items were recorded as decreases to regulatory assets.

(in millions)
Duke Energy								$551
Progress Energy								551
Duke Energy Progress								382
Duke Energy Florida								103

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$7	$1	$6	$3	$2	$	―	$1
Interest cost on accumulated post-retirement benefit obligation	19	3	12	7	5		―	1
Expected return on plan assets	(4)	(2)	―	―	―		―	(1)
Amortization of prior service credit	(3)	(2)	―	―	―		―	―
Amortization of actuarial loss	13	―	13	8	4		―	1
Net periodic other post-retirement benefit costs(a)	$32	$ ―	$31	$18	$11	$	―	$2

	Three Months Ended September 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$7	$1	$5	$2	$2		$1	$1
Interest cost on accumulated post-retirement benefit obligation	19	4	11	6	4		1	1
Expected return on plan assets	(4)	(3)	―	―	―		(1)	―
Amortization of prior service credit	(2)	(2)	―	―	―		―	―
Amortization of net transition liability	3	2	1	―	1		―	―
Amortization of actuarial loss (gain)	8	1	10	6	3		(1)	―
Special termination charge	9	1	5	2	1		―	―
Net periodic other post-retirement benefit costs(a)	$40	$4	$32	$16	$11	$	―	$2

(a)

Duke Energy amounts exclude $2 million and $3 million for the three months ended September 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

	Nine Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$21	$2	$17	$9	$6	$	―	$1
Interest cost on accumulated post-retirement benefit obligation	55	9	35	19	13		1	4
Expected return on plan assets	(11)	(7)	―	―	―		―	(1)
Amortization of prior service credit	(9)	(6)	(1)	(1)	―		―	―
Amortization of actuarial loss (gain)	39	2	42	26	12		(1)	1
Net periodic other post-retirement benefit costs(a)(b)	$95	$ ―	$93	$53	$31	$	―	$5

	Nine Months Ended September 30, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$10	$2	$12	$6	$5		$1	$1
Interest cost on accumulated post-retirement benefit obligation	36	12	32	17	13		2	5
Expected return on plan assets	(12)	(8)	(1)	―	(1)		(1)	(1)
Amortization of prior service credit	(6)	(4)	―	―	―		―	1
Amortization of net transition liability	7	5	3	―	2		―	―
Amortization of actuarial loss (gain)	5	2	25	14	9		(2)	(1)
Special termination charge	9	1	5	2	1		―	―
Net periodic other post-retirement benefit costs(a)(b)	$49	$10	$76	$39	$29	$	―	$5

(a)

Duke Energy amounts exclude $6 million and $7 million for the nine months ended September 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $1 million for each of the nine months ended September 30, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

EMPLOYEE SAVINGS PLANS

Duke Energy and Progress Energy sponsor employee savings plans that cover substantially all U.S. employees. The Subsidiary Registrants participate in these plans. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions, and, as applicable, after-tax contributions, of up to 6 percent of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted EPS.

Pretax employer matching contributions expensed were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Duke Energy	$30	$30	$101	$77
Duke Energy Carolinas	10	8	34	28
Progress Energy	12	12	34	35
Duke Energy Progress	7	7	19	18
Duke Energy Florida	4	4	11	11
Duke Energy Ohio	―	1	2	3
Duke Energy Indiana	2	2	5	5

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

15. SEVERANCE

In conjunction with the merger with Progress Energy, in November 2011, Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. As this was a voluntary severance plan, all severance benefits offered under this plan are considered special termination benefits under U.S. GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent any significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the retention period. Approximately 1,100 employees from Duke Energy and Progress Energy requested severance during the voluntary window, which closed on November 30, 2011. The estimated amount of future severance expense associated with this voluntary plan and other severance benefits through 2014 are not material.

Additionally, in the third quarter of 2012, a voluntary severance plan was offered to certain unionized employees of Duke Energy Ohio. Approximately 75 employees accepted the termination benefits during the voluntary window, which closed on October 8, 2012. The expense associated with this plan was not material.

In conjunction with the retirement of Crystal River Unit 3, severance benefits will be made available to certain eligible impacted unionized and non-unionized employees, to the extent that those employees do not find job opportunities at other locations. Approximately 600 employees worked at Crystal River Unit 3. For the nine months ended September 30, 2013, Duke Energy Florida deferred $26 million of severance costs as a regulatory asset. Severance costs expected to be accrued over the remaining retention period for employees identified to have a significant retention period is not material. However, these employees maintain the ability to accept job opportunities at other Duke Energy locations, which would result in severance not being paid. If a significant amount of these individuals redeploy within Duke Energy, the final severance benefits paid under the plan may be less than what has been accrued to date. Refer to Note 4 for further discussion regarding Crystal River Unit 3.

Amounts included in the table below represent direct and allocated severance and related expense recorded by the Duke Energy Registrants, and are recorded in Operation, maintenance, and other within Operating Expenses on the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012		2013	2012
Duke Energy	$5	$146		$30	$146
Duke Energy Carolinas	—	48		7	48
Progress Energy	4	66		17	66
Duke Energy Progress	3	42		12	42
Duke Energy Florida	1	24		5	24
Duke Energy Ohio	—	15		2	15
Duke Energy Indiana	—	13		2	13

Amounts included in the table below represent the severance liability for past and ongoing severance plans. Amounts for Subsidiary Registrants do not include allocated expense or associated cash payments. Amounts for Duke Energy Ohio and Duke Energy Indiana are not material.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Balance at December 31, 2012	$135	$12	$43	$23	$6
Provision / Adjustments(a)	41	2	45	7	30
Cash Reductions	(114)	(12)	(42)	(17)	(13)
Balance at September 30, 2013	$62	$2	$46	$13	$23

(a)		Provision / Adjustments for Duke Energy, Progress Energy and Duke Energy Florida includes $26 million of severance costs deferred related to Crystal River Unit 3.

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

The following table includes information regarding the Duke Energy Registrants’ unrecognized tax benefits.

	Nine Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Unrecognized tax benefits - January 1	$540	$271	$131	$67	$44		$36	$32
Gross decreases - tax positions in prior periods	(230)	(96)	(85)	(45)	(37)		(36)	(31)
Settlements	(66)	(4)	―	―	―		―	―
Total changes	(296)	(100)	(85)	(45)	(37)		(36)	(31)
Unrecognized tax benefits - September 30(a)	$244	$171	$46	$22	$7	$	―	$1

(a)	The Duke Energy Registrants do not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2006. The years 2006 and 2007 are in Appeals. The Internal Revenue Service (IRS) is currently auditing the federal income tax returns for years 2008 and 2011. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 1999.

The effective tax rates for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Duke Energy	31.5%	29.4%	32.6%	29.6%
Duke Energy Carolinas	37.9%	34.2%	37.5%	35.8%
Progress Energy	38.8%	32.8%	38.1%	34.7%
Duke Energy Progress	35.7%	31.9%	37.3%	31.6%
Duke Energy Florida	40.0%	35.9%	40.0%	36.9%
Duke Energy Ohio	42.9%	45.2%	40.4%	38.9%
Duke Energy Indiana	36.6%	55.1%	37.2%	47.7%

The increase in the effective tax rate for Duke Energy for the nine months ended September 30, 2013, is primarily due to lower pretax income in 2012 due to the Edwardsport IGCC project impairment, Progress Energy results of operations included in 2013 compared to post-merger inclusion in 2012, impact of lower AFUDC equity in 2013, and a reduction of foreign deferred taxes in 2012 due to changes in foreign tax rates.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The increase in the effective tax rate for Duke Energy Carolinas for the three months ended September 30, 2013, is primarily due to higher pretax book income and the impact of lower AFUDC equity in 2013.

The increase in the effective tax rate for Progress Energy for the three and nine months ended September 30, 2013, is primarily due to the charges related to the 2013 Settlement Agreement, the impact of lower AFUDC equity and the Employee Stock Ownership Plan (ESOP) dividend deduction being recorded at Duke Energy in 2013.

The increase in the effective tax rate for Duke Energy Progress for the three and nine months ended September 30, 2013, is primarily due to the favorable prior-year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

The increase in the effective tax rate for Duke Energy Florida for the three and nine months ended September 30, 2013, is primarily due to charges related to the 2013 FPSC settlement agreement, the favorable prior-year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

The decrease in the effective tax rate for Duke Energy Indiana for the three and nine months ended September 30, 2013, is primarily due to pretax income in 2013 compared to pretax loss in 2012 related to the Edwardsport IGCC project impairment and the impact of AFUDC equity in 2013 that reduced the tax expense compared to higher AFUDC in 2012, which increased the tax benefit.

On July 23, 2013, North Carolina House Bill 998 (HB 998) was signed into law. HB 998 reduces the North Carolina corporate income tax rate from a statutory 6.9 percent to 6.0 percent in January 2014 with a further reduction to 5.0 percent in January 2015. Duke Energy recorded a net reduction of approximately $145 million to its North Carolina deferred tax liability in the third quarter of 2013. The significant majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of the amounts related to Duke Energy Carolinas and Duke Energy Progress. The impact of HB 998 did not have a significant impact on the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Duke Energy	$170	$178	$461	$325
Duke Energy Carolinas	46	47	124	125
Progress Energy	89	95	230	241
Duke Energy Progress	33	33	88	85
Duke Energy Florida	56	62	142	156
Duke Energy Ohio	26	26	81	79
Duke Energy Indiana	9	9	26	25

17. RELATED PARTY TRANSACTIONS

The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$236	$309	$714	$798
Indemnification coverages(b)	5	5	16	16
Joint Dispatch Agreement (JDA) revenue(c)	24	8	101	8
JDA expense(c)	39	37	71	37
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$54	$31	$327	$31
Corporate governance and shared services provided to Duke Energy(d)	24	30	74	30
Indemnification coverages(b)	9	7	26	7
JDA revenue(c)	39	37	71	37
JDA expense(c)	24	8	101	8
Duke Energy Progress
Corporate governance and shared service expenses(a)	$33	$72	$195	$183
Indemnification coverages(b)	5	3	15	3
JDA revenue(c)	39	37	71	37
JDA expense(c)	24	8	101	8
Duke Energy Florida
Corporate governance and shared service expenses(a)	$20	$52	$131	$136
Indemnification coverages(b)	4	4	11	4
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$89	$103	$261	$279
Indemnification coverages(b)	3	4	11	11
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$113	$118	$313	$317
Indemnification coverages(b)	5	2	10	6

(a)

The Subsidiary Registrants are charged their proportionate share of corporate governance and other costs by unconsolidated affiliates. These entities are consolidated affiliates of Duke Energy and Progress Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)

The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)

Effective with the consummation of the merger between Duke Energy and Progress Energy, Duke Energy Carolinas and Duke Energy Progress began to participate in a JDA. The JDA allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three and nine months ended September 30, 2013 and 2012 for the Subsidiary Registrants.

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

Duke Energy Commercial Asset Management (DECAM) is a nonregulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities, including the execution of commodity transactions, third party vendor and supply contracts and service contracts, for certain of Duke Energy’s nonregulated entities. The commodity contracts that DECAM enters either do not qualify as hedges or are accounted for as undesignated contracts. Consequently, mark-to-market impacts of intercompany contracts with, and sales of power to, nonregulated entities are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income. These amounts totaled net expense of $7 million and net revenue of $31 million, respectively, for the nine months ended September 30, 2013 and 2012. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its nonregulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan receivable of $46 million at September 30, 2013 and an outstanding loan payable of $79 million as of December 31, 2012, which were recorded in Notes receivable from affiliated companies and Notes payable to affiliated companies, respectively, on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.

18. NEW ACCOUNTING STANDARDS

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to September 30, 2012, and the impact of such adoption, if applicable, has been presented in the accompanying Condensed Consolidated Financial Statements:

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

The following new Accounting Standards Update (ASU) has been issued, but has not yet been adopted by Duke Energy, as of September 30, 2013.

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

19. SUBSEQUENT EVENTS

For information on subsequent events related to acquisitions and dispositions, regulatory matters, commitments and contingencies, debt and credit facilities, and risk management, derivatives and hedging activities see Notes 2, 4, 5, 6 and 8, respectively.

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

Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding on July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. See Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions, Dispositions and Sales of Other Assets,” for information related to the merger with Progress Energy.

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

Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items are measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the dollar and per share impact of special items and mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the impact of derivative contracts, which are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Power segment. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g. coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS attributable to Duke Energy Corporation common shareholders, which include the dollar and per share impact of special items, mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

Executive Overview

Reconciliations of adjusted earnings to Net Income Attributable to Duke Energy Corporation and adjusted diluted EPS to Diluted EPS Attributable to Duke Energy Corporation common shareholders follow (amounts are net of tax).

	Three Months Ended September 30,
	2013		2012
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings	$1,032	$1.46	$1,025	$1.47
Costs to achieve, Progress Energy merger	(54)	(0.08)	(293)	(0.42)
Economic hedges (mark-to-market)	12	0.02	(19)	(0.03)
Edwardsport impairment	―	―	(117)	(0.17)
Democratic National Convention Host Committee Support	―	―	(6)	(0.01)
Income from discontinued operations	14	0.02	4	0.01
Net income attributable to Duke Energy	$1,004	$1.42	$594	$0.85

PART I

The variance in adjusted earnings for the three months ended September 30, 2013, compared to the same period in 2012, was primarily due to:

•          Increased retail pricing and riders resulting primarily from the implementation of revised rates in all jurisdictions, and

•          Increased retail volumes and wholesale margins at the regulated businesses.

Partially offset by:

•          Unfavorable weather in 2013 compared to 2012,

•          Higher depreciation and amortization expenses, and

•          Incremental shares issued to complete the Progress Energy merger (impacts per diluted share amounts only).

	Nine Months Ended September 30,
	2013		2012
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings	$2,365	$3.35	$1,987	$3.74
Crystal River Unit 3 impairment	(180)	(0.26)	―	―
Costs to achieve, Progress Energy merger	(139)	(0.20)	(306)	(0.58)
Nuclear development charges	(57)	(0.08)	―	―
Litigation reserve	(31)	(0.04)	―	―
Economic hedges (mark-to-market)	8	0.01	(22)	(0.04)
Edwardsport impairment	―	―	(385)	(0.72)
Democratic National Convention Host Committee Support	―	―	(6)	(0.01)
Voluntary Opportunity Plan deferral	―	―	60	0.11
Income from discontinued operations	11	0.01	5	0.01
Net income attributable to Duke Energy	$1,977	$2.79	$1,333	$2.51

The variance in adjusted earnings for nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to:

•          Inclusion of Progress Energy results for the first six months of 2013, and

•          Increased retail pricing and riders primarily resulting from the implementation of revised rates in all jurisdictions.

Partially offset by:

•          Lower results in the nonregulated generation businesses due to lower PJM Interconnection LLC (PJM) capacity prices,

•          Lower allowance for funds used during construction (AFUDC) equity resulting from completion of generation projects in the Carolinas,

•          Unfavorable weather in 2013 compared to 2012, and

•          Incremental shares issued to complete the Progress Energy merger (impacts per diluted share amounts only).

Segment Results

Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for special items and mark-to-market impacts of economic hedges in the Commercial Power segment. Management believes the presentation of adjusted segment income provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is segment income, which represents segment income from continuing operations, including any special items and mark-to-market impacts of economic hedges in the Commercial Power segment.

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

	Three Months Ended September 30, 2013
(in millions)	USFE&G	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$923	$116	$15	$1,054	$(22)	$1,032
Costs to achieve, Progress Energy merger	―	―	―	―	(54)	(54)
Economic hedges (mark-to-market)	―	―	12	12	―	12
Segment income (loss)	$923	$116	$27	$1,066	$(76)	990
Income from Discontinued Operations						14
Net Income Attributable to Duke Energy Corporation						$1,004

	Three Months Ended September 30, 2012
(in millions)	USFE&G	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$907	$103	$31	$1,041	$(16)	$1,025
Costs to achieve, Progress Energy merger	―	―	―	―	(293)	(293)
Edwardsport impairment	(117)	―	―	(117)	―	(117)
Economic hedges (mark-to-market)	―	―	(19)	(19)	―	(19)
Democratic National Convention Host Committee Support	―	―	―	―	(6)	(6)
Segment income	$790	$103	$12	$905	$(315)	590
Income from Discontinued Operations						4
Net Income Attributable to Duke Energy Corporation						$594

	Nine Months Ended September 30, 2013
(in millions)	USFE&G	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$2,169	$300	$18	$2,487	$(122)	$2,365
Crystal River Unit 3 impairment	(180)	―	―	(180)	―	(180)
Costs to achieve, Progress Energy merger	―	―	―	―	(139)	(139)
Nuclear development charges	(57)	―	―	(57)	―	(57)
Litigation reserve	―	―	―	―	(31)	(31)
Economic hedges (mark-to-market)	―	―	8	8	―	8
Segment income (loss)	$1,932	$300	$26	$2,258	$(292)	1,966
Income from Discontinued Operations						11
Net Income Attributable to Duke Energy Corporation						$1,977

	Nine Months Ended September 30, 2012
(in millions)	USFE&G	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$1,588	$350	$93	$2,031	$(44)	$1,987
Edwardsport impairment	(385)	―	―	(385)	―	(385)
Costs to achieve, Progress Energy merger	―	―	―	―	(306)	(306)
Economic hedges (mark-to-market)	―	―	(22)	(22)	―	(22)
Democratic National Convention Host Committee Support	―	―	―	―	(6)	(6)
Voluntary Opportunity Plan deferral	60	―	―	60	―	60
Segment income	$1,263	$350	$71	$1,684	$(356)	1,328
Income from Discontinued Operations						5
Net Income Attributable to Duke Energy Corporation						$1,333

PART I

The remaining information in this discussion of results of operations is presented on a GAAP basis.

U.S. FRANCHISED ELECTRIC AND GAS (USFE&G)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Variance	2013	2012	Variance
Operating Revenues	$5,786	$5,842	$(56)	$15,766	$11,207	$4,559
Operating Expenses	4,131	4,433	(302)	12,136	8,914	3,222
Gains on Sales of Other Assets and Other, net	―	6	(6)	6	13	(7)
Operating Income	1,655	1,415	240	3,636	2,306	1,330
Other Income and Expenses, net	57	103	(46)	166	227	(61)
Interest Expense	235	257	(22)	713	546	167
Income Before Income Taxes	1,477	1,261	216	3,089	1,987	1,102
Income Tax Expense	554	470	84	1,157	723	434
Less: Income Attributable to Noncontrolling Interest	―	1	(1)	―	1	(1)
Segment Income	$923	$790	$133	$1,932	$1,263	$669

Duke Energy Carolinas GWh sales(a)(b)	22,935	23,103	(168)	65,383	62,138	3,245
Duke Energy Progress GWh sales(a)(c)(d)	17,005	17,331	(326)	45,761	43,965	1,796
Duke Energy Florida GWh sales(a)(e)	11,263	11,466	(203)	29,132	29,814	(682)
Duke Energy Ohio GWh sales(a)	6,589	6,804	(215)	18,567	18,600	(33)
Duke Energy Indiana GWh sales(a)	8,747	8,923	(176)	25,189	25,684	(495)
Total USFE&G GWh sales	66,539	67,627	(1,088)	184,032	180,201	3,831
Net proportional MW capacity in operation(f)				49,425	47,450	1,975

(a)	Gigawatt-hours (GWh).
(b)

Includes 329 and 681 GWh sales for the three and nine months ended September 30, 2013, respectively, and 318 GWh sales for the three and nine months ended September 30, 2012, associated with interim firm power sale agreements (Interim FERC Mitigation) entered into as part of FERC's approval of the merger with Progress Energy. The impacts of the Interim FERC Mitigation is reflected in the Other segment, and is not included in the operating results in the table above.

(c)

Includes 601 and 904 GWh sales for the three and nine months ended September 30, 2013, respectively, and 577 GWh sales for the three and nine months ended September 30, 2012, associated with the Interim FERC Mitigation. The impact of the Interim FERC Mitigation is reflected in the Other segment and is not included in the operating results in the table above.

(d)	For Duke Energy Progress, 26,634 GWh sales for the nine months ended September 30, 2012 occurred prior to the merger between Duke Energy and Progress Energy.
(e)	For Duke Energy Florida, 18,349 GWh sales for the nine months ended September 30, 2012 occurred prior to the merger between Duke Energy and Progress Energy.
(f)	Megawatt (MW).

PART I

Three Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was driven primarily by:

•          A $185 million decrease in fuel revenues (including emission allowances) driven primarily by (i) the impact of lower Florida residential fuel rates, including amortization associated with the settlement agreement approved by the Florida Public Service Commission (FPSC) in 2012 (2012 Settlement), (ii) lower fuel rates for electric retail customers in the Carolinas and Ohio, (iii) decreased demand from electric retail customers in the third quarter of 2013 compared to the same period in 2012 mainly due to unfavorable weather conditions, and (iv) lower revenues for purchased power. Fuel revenues represent sales to retail and wholesale customers, and

•          A $119 million decrease in electric sales (net of fuel revenue) to retail customers due to unfavorable weather conditions in the third quarter of 2013 compared to the same period in 2012. For the Carolinas, cooling degree days for the third quarter of 2013 were 18 percent below normal as compared to 1 percent above normal during the same period in 2012. For Indiana and Ohio, cooling degree days for the third quarter of 2013 were 11 percent below normal as compared to 20 percent above normal during the same period in 2012.

Partially offset by:

•          A $167 million net increase in retail pricing primarily due to the impact of the 2012 Settlement in Florida, rate cases approved in the Carolinas in 2013, and updated rate riders, and

•          A $63 million increase in weather normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand.

Operating Expenses. The variance was driven primarily by:

•          A $208 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) the application of Nuclear Electric Insurance Limited (NEIL) settlement proceeds, including amortization associated with the 2012 Settlement, (ii) lower volumes of coal used in electric generation resulting from decreased coal-fired generation due to unfavorable weather conditions and the retirement of certain coal-fired plants in 2012, (iii) lower purchased power costs in (a) the Carolinas, primarily due to additional generating capacity placed in service late 2012, and (b) Ohio, primarily due to reduced sales volumes, partially offset by (iv) higher prices of natural gas used in electric generation, and (v) higher volumes for natural gas used in electric generation, due primarily to additional generating capacity placed in service, and

•          A $180 million decrease due to a 2012 impairment charge related to the Edwardsport integrated gasification combined cycle (IGCC) plant. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

Partially offset by:

•          A $44 million increase in operations and maintenance expense primarily due to higher non-outage costs at fossil generation stations and higher maintenance cost for transmission and distribution, and

•          A $41 million increase in depreciation and amortization expense primarily due a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2012 Settlement.

Other Income and Expenses, net. The variance is primarily due to lower AFUDC equity, due primarily to certain major projects that were placed into service in late 2012, and the implementation of new customer rates related to the IGCC rider.

Interest Expense. The variance was primarily driven by returns on completed projects that have not yet been incorporated into base rates and a return on the retail portion of the retired Crystal River Unit 3 Nuclear Station (Crystal River Unit 3) regulatory asset, partially offset by a lower AFUDC debt.

PART I

Income Tax Expense. The effective tax rate for the three months ended September 30, 2013 and 2012 was 37.5 percent and 37.2 percent, respectively.

Segment Income.  The variance resulted primarily from the 2012 impairment charge related to the Edwardsport IGCC plant, higher retail pricing and rate riders, higher weather normal sales volumes and lower interest expense. These positive impacts were partially offset by unfavorable weather, higher income tax expense, higher operations and maintenance expenses, lower AFUDC equity, and higher depreciation and amortization expense.

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was driven primarily by:

•          A $4,339 million increase due to the inclusion of Progress Energy operating revenues for the first six months of 2013,

•          A $243 million net increase in retail pricing primarily due to rate cases approved in the Carolinas in 2013, the impact of the 2012 Settlement in Florida, and updated rate riders, and

•          A $70 million increase in weather normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand, and

•          A $46 million net increase in wholesale power revenues, net of sharing, primarily due to a new customer, additional volumes and charges for capacity for customers served under long-term contracts.

Partially offset by:

•          An $88 million decrease in fuel revenues (including emission allowances) driven primarily by (i) the impact of lower Florida residential fuel rates, including amortization associated with the 2012 Settlement, (ii) lower fuel rates for electric retail customers in the Carolinas and Ohio, and (iii) lower revenues for purchased power, partially offset by (iv) increased demand from electric retail customers in 2013 compared to the same period in 2012. Fuel revenues represent sales to retail and wholesale customers, and

•          A $61 million decrease in electric and gas sales (net of fuel revenue) to retail customers due to unfavorable weather conditions in 2013 compared to 2012. Heating degree days for all jurisdictions in 2013 were favorable compared to the same period in 2012. Cooling degree days for all jurisdictions in 2013 were unfavorable compared to the same period in 2012.

Operating Expenses. The variance was driven primarily by:

•          A $3,393 million increase due to the inclusion of Progress Energy operating expenses for the first six months of 2013,

•          A $346 million impairment charge primarily due to the settlement agreement approved by the FPSC in 2013 (2013 Settlement). This charge is primarily comprised of $295 million related to the agreement to forego recovery of a portion of the Crystal River Unit 3 regulatory asset, and a $65 million charge to write-off the wholesale portion of Duke Energy Florida’s proposed Levy Nuclear Station (Levy) investments. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information, and

•          A $145 million increase in operations and maintenance expense primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, and higher non-outage costs at fossil generation stations.

Partially offset by:

•          A $600 million decrease due to a 2012 impairment and other charges related to the Edwardsport IGCC plant. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information, and

•          A $103 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) the application of the Florida NEIL settlement proceeds, including amortization associated with the 2012 Settlement, (ii) lower purchased power costs in (a) the Carolinas, primarily due to additional generating capacity placed in service late 2012 and market conditions, (b) Ohio, primarily due to reduced sales volumes, and (c) Indiana, reflective of market conditions, partially offset by (iii) higher prices for natural gas and coal used in electric generation, (iv) higher volumes of natural gas used in electric generation due primarily to additional generating capacity placed in service, and (v) higher volumes of coal used in electric generation primarily due to generation mix.

Other Income and Expenses, net. The decrease is primarily due to lower AFUDC equity, due primarily to certain major projects that were placed into service in late 2012 and the implementation of new customer rates related to the IGCC rider, partially offset by the inclusion of Progress Energy other income and expenses, net for the first six months of 2013.

Interest Expense. The variance was primarily driven by the inclusion of Progress Energy interest expense for the first six months of 2013.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 37.5 percent and 36.4 percent, respectively. The increase in the effective tax rate was primarily due to an increase in pretax income and a reduction in AFUDC equity.

Segment Income.  The variance resulted primarily from the inclusion of Progress Energy results for the first six months of 2013, the 2012 impairment and other charges related to the Edwardsport IGCC plant, higher retail pricing and rate riders, higher weather normal sales volumes, and a net increase in wholesale power revenues. These positive impacts were partially offset by charges related to the 2013 Settlement, higher income tax expense, higher operations and maintenance expenses, unfavorable weather and lower AFUDC equity.

PART I

Matters Impacting Future USFE&G Results

The North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC) recently approved a rate increase for USFE&G’s North Carolina and South Carolina customers. These increases were effective in September 2013. USFE&G results of operations and cash flows will be positively impacted by these increases beginning in the fourth quarter of 2013. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

USFE&G has a proceeding pending before the PUCO related to remediation costs associated with former manufactured gas plants (MGP) sites. USFE&G’s financial condition, results of operations and cash flows could be adversely impacted if the PUCO issues an unfavorable ruling on the MGP proceeding. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

USFE&G is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on USFE&G and the joint owners. In December 2012, USFE&G reached an agreement with one group of joint owners related to all Crystal River Unit 3 matters, and is engaged in settlement discussions with the other major group of joint owners regarding resolution of matters associated with Crystal River Unit 3. The outcome of these settlement discussions could have an adverse impact to USFE&G’s financial position, results of operations, and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

INTERNATIONAL ENERGY

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Variance	2013	2012	Variance
Operating Revenues	$370	$382	$(12)	$1,168	$1,181	$(13)
Operating Expenses	232	266	(34)	765	768	(3)
Operating Income	138	116	22	403	413	(10)
Other Income and Expense, net	48	46	2	95	136	(41)
Interest Expense	22	23	(1)	60	60	―
Income Before Income Taxes	164	139	25	438	489	(51)
Income Tax Expense	44	34	10	128	129	(1)
Less: Income Attributable to Noncontrolling Interests	4	2	2	10	10	―
Segment Income	$116	$103	$13	$300	$350	$(50)

Sales, GWh	5,062	5,308	(246)	14,744	15,264	(520)
Net proportional MW capacity in operation				4,600	4,465	135

Three Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was driven primarily by:

•          A $22 million decrease in Central America as a result of lower volumes and average prices, and

•          A $12 million decrease in Peru as a result of lower average prices and unfavorable exchange rates.

Partially offset by:

•          A $25 million increase in Chile as a result of an asset acquisition in December 2012.

Operating Expenses. The variance was driven primarily by:

•          A $19 million decrease in Central America as a result of lower fuel consumption partially offset by higher purchased power,

•          A $11 million decrease in Peru due to lower fuel consumption partially offset by higher purchased power, and

•          An $8 million decrease in Brazil primarily due to lower purchased power and favorable exchange rates.

Partially offset by:

•          A $6 million increase in Chile as a result of an asset acquisition in December 2012.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended September 30, 2013 and 2012 was 27.2 percent and 24.9 percent, respectively.

Segment Income. The increase was primarily due to the inclusion of the results of Chilean operations acquired in the fourth quarter of 2012, and higher margins partially offset by unfavorable exchange rates in Brazil.

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was driven primarily by:

•          A $22 million decrease in Central America due to lower average prices and volumes,

•          A $21 million decrease in Brazil due to lower sales volumes and unfavorable exchange rates, partially offset by higher average prices,

PART I

•          A $15 million decrease in Argentina as a result of unfavorable hydrology and exchange rates, and

•          An $8 million decrease in Peru as a result of lower average energy prices partially offset by higher capacity revenues.

Partially offset by:

•          A $51 million increase in Chile as a result of asset acquisitions in July and December 2012.

Operating Expenses. The variance was driven primarily by:

•          A $37 million decrease in Central America as a result of lower fuel costs.

Partially offset by:

•          A $27 million increase in Chile as a result of asset acquisitions in July and December 2012, and

•          A $6 million increase in Ecuador as a result of higher planned maintenance costs and fuel consumption.

Other Income and Expenses, net. The decrease was primarily driven by a net currency remeasurement loss in Latin America due to strengthening of the dollar, and lower equity earnings at National Methanol Company (NMC) as a result of lower methyl tertiary butyl ether (MTBE) average prices and lower volumes due to planned maintenance, partially offset by lower butane costs.

Segment Income. The decrease was primarily due to lower equity earnings in NMC as a result of lower volumes due to planned maintenance, unfavorable exchange rates, and unfavorable hydrology in Brazil and Argentina, partially offset by the inclusion of the results of Chilean operations acquired in the fourth quarter of 2012.

COMMERCIAL POWER

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Variance	2013	2012	Variance
Operating Revenues	$550	$525	$25	$1,559	$1,607	$(48)
Operating Expenses	514	522	(8)	1,555	1,512	43
Gains on Sales of Other Assets and Other, net	―	10	(10)	1	11	(10)
Operating Income	36	13	23	5	106	(101)
Other Income and Expense, net	(2)	1	(3)	9	26	(17)
Interest Expense	16	14	2	48	55	(7)
Income (Loss) Before Income Taxes	18	―	18	(34)	77	(111)
Income Tax (Benefit) Expense	(9)	(13)	4	(60)	5	(65)
Less: Income Attributable to Noncontrolling Interests	―	1	(1)	―	1	(1)
Segment Income	$27	$12	$15	$26	$71	$(45)

Coal-fired plant production, GWh	4,996	5,054	(58)	13,730	12,421	1,309
Gas-fired plant production, GWh	3,715	4,387	(672)	10,953	13,483	(2,530)
Renewable plant production, GWh	941	615	326	3,761	2,399	1,362
Total Commercial Power production, GWh	9,652	10,056	(404)	28,444	28,303	141
Net proportional MW capacity in operation				8,132	7,760	372

Three Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was driven primarily by:

•          A $49 million increase in net mark-to-market revenue on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $20 million in 2013 compared to losses of $29 million in 2012,

•          A $12 million increase from higher production in the renewables portfolio,

•          A $7 million increase in PJM capacity revenue related to higher average cleared capacity auction pricing, and

•          A $6 million increase for the gas-fired generation assets driven primarily by higher power prices, partially offset by decreased volumes.

Partially offset by:

•          A $24 million decrease for Duke Energy Generation Services, Inc. (DEGS), excluding renewables, due primarily to the sale of non-core business operations in 2012,

•          An $18 million decrease for the coal-fired generation assets driven primarily by decreased volumes and lower power prices, and

•          A $7 million decrease due to lower competitive retail load auction volumes.

Operating Expenses. The variance was driven primarily by:

•          A $32 million decrease in fuel expense for the coal-fired generation assets driven by lower cost of coal and purchased power, and

PART I

•          A $14 million decrease in DEGS, excluding renewables, operating expense due primarily to the sale of non-core business operations in 2012.

Partially offset by:

•          A $17 million increase in fuel expense from the gas-fired generation assets driven by higher natural gas costs, partially offset by lower natural gas volumes,

•          A $6 million increase in operating expense for the renewables portfolio, and

•          A $5 million increase in depreciation expense driven primarily by additional renewable assets in operation.

Gains on Sales of Other Assets and Other, Net. The variance is attributable to a 2012 gain on the contribution of certain renewable portfolio assets to a joint venture.

Other Income and Expenses, net. The variance is primarily due to lower equity earnings on the renewables portfolio and lower interest income.

Income Tax (Benefit) Expense. The variance was primarily due to an increase in pretax income and higher production tax credits in 2013 for the renewables portfolio.

Segment Income. The increase is primarily attributable to favorable net mark-to-market results on non-qualifying commodity hedge contracts and higher operating income from the coal-fired generation assets. These positive impacts were partially offset by lower operating income from the renewables portfolio and gas-fired generation assets.

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was driven primarily by:

•          A $93 million decrease in PJM capacity revenue related to lower average cleared capacity auction pricing,

•          A $76 million decrease for DEGS, excluding renewables, due primarily to the sale of non-core business operations in 2012, and

•          A $21 million decrease due to lower competitive retail load auction volumes.

Partially offset by:

•          A $63 million increase in net mark-to-market revenue on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $30 million in 2013 compared to losses of $33 million in 2012,

•          A $51 million increase due to higher production in the renewables portfolio, and

•          A $27 million increase for the gas-fired generation assets driven primarily by higher power prices, partially offset by decreased volumes.

Operating Expenses. The variance was driven primarily by:

•          A $66 million increase in fuel expense for the gas-fired generation assets driven by higher natural gas costs, partially offset by lower volumes,

•          A $22 million increase in operating expense for the renewables portfolio,

•          A $16 million increase in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $18 million in 2013 compared to losses of $2 million in 2012,

•          A $16 million increase in depreciation expense driven primarily by additional renewable assets in operation, and

•          A $15 million increase due to the prior year collection of a previously written off receivable associated with the Lehman Brothers bankruptcy.

Partially offset by:

•          A $45 million decrease for DEGS, excluding renewables, operating expense due primarily to the sale of non-core business operations in 2012,

•          A $28 million decrease in fuel expense for the coal-fired generation assets driven by lower cost of coal, and

•          A $21 million decrease in purchased power to serve competitive retail load auctions.

Gains on Sales of Other Assets and Other, Net. The variance is attributable to a 2012 gain on the contribution of certain renewable portfolio assets to a joint venture.

Other Income and Expenses, net.  The variance is driven primarily by lower equity earnings from the renewables portfolio and lower interest income.

Income Tax (Benefit) Expense. The variance was primarily due to a decrease in pretax income and higher production tax credits in 2013 for the renewables portfolio.

PART I

Segment Income. The decrease is primarily attributable to lower PJM capacity revenues and lower operating income from the renewables portfolio and gas-fired generation assets. These negative impacts were partially offset by higher income tax benefits.

Matters Impacting Future Commercial Power Results

Changes or variability in assumptions used in calculating fair value of the renewables reporting unit for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $110 million at September 30, 2013. In addition, management periodically reviews individual projects within Commercial Power’s renewables portfolio to evaluate ongoing alignment with the strategic direction of the business. A determination that a project is no longer consistent with the business strategy and a decision to divest of a project or projects could result in an impairment charge.

Current low energy price projections, as well as recently issued and proposed environmental regulations pertaining to coal and coal-fired generating facilities, and outcomes of pending regulatory proceedings could impact future cash flows and market valuations of Commercial Power’s coal-fired generation assets. Negative impacts of these cash flows and market valuations could lead to impairment charges.

Commercial Power has a Fixed Resource Requirement (FRR) capacity rider filing pending with the PUCO. The filing requests $729 million to be deferred beginning in June 2013, with recovery beginning in a future period. Duke Energy Ohio expects an order by the end of 2013. If the application is approved, Commercial Power’s financial condition and results of operations will be positively impacted upon approval, while cash flows will be positively impacted in future periods. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Commercial Power is awaiting a FERC ruling related to potential obligations related to its withdrawal from Midcontinent Independent System Operator, Inc. (MISO). The ruling will determine whether Commercial Power is responsible for certain Multi-Value Project (MVP) costs, a type of Transmission Expansion Planning (MTEP) cost, approved by MISO prior to the date of its withdrawal. If Commercial Power receives an unfavorable ruling, a portion of the MVP costs allocated to Commercial Power may not be eligible for recovery, resulting in an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

OTHER

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Variance	2013	2012	Variance
Operating Revenues	$54	$20	$34	$125	$51	$74
Operating Expenses	140	484	(344)	386	514	(128)
Losses on Sales of Other Assets and Other, net	―	(2)	2	(4)	(3)	(1)
Operating Loss	(86)	(466)	380	(265)	(466)	201
Other Income and Expense, net	(16)	15	(31)	3	14	(11)
Interest Expense	106	107	(1)	306	196	110
Loss Before Income Taxes	(208)	(558)	350	(568)	(648)	80
Income Tax Benefit	(132)	(243)	111	(273)	(292)	19
Less: Loss Attributable to Noncontrolling Interests	―	―	―	(3)	―	(3)
Net Expense	$(76)	$(315)	$239	$(292)	$(356)	$64

Three Months Ended September 30, 2013 as Compared to September 30, 2012

Operating revenues. The variance was driven primarily by increased mark-to-market activity of mitigation sales related to the Progress Energy merger and higher premiums earned at Bison Insurance Company Limited (Bison) as a result of the addition of Progress Energy.

Operating expenses. The variance was driven primarily by prior year charges related to the Progress Energy merger and prior year donations, partially offset by higher loss experience at Bison in the current year.

Other income and expense, net. The variance was driven primarily by lower interest income in 2013 following the settlement of a 2004 and 2005 federal tax audit, lower returns on investments that support benefit obligations and lower investment income for Bison as a result of current year losses and prior year gains.

Income tax benefit. The variance was primarily due to a decrease in pretax loss. The effective tax rate for the three months ended September 30, 2013 and 2012 was 63.5 percent and 43.5 percent, respectively.

Net expense. The variance was due primarily to prior year charges and increased current year mark-to-market activity of mitigation sales related to the Progress Energy merger and prior year donations. These positive impacts were partially offset by a lower income tax benefit, lower interest income and lower returns on investments that support benefit obligations.

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating revenues. The variance was driven primarily by increased mark-to-market activity of mitigation sales related to the Progress Energy merger and higher premiums earned at Bison and higher investment earnings both related to the addition of Progress Energy. These positive impacts were partially offset by mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating expenses. The variance was driven primarily by prior year charges related to the Progress Energy merger and prior year donations. These positive impacts were partially offset by the Crescent Resources LLC (Crescent) litigation reserve in 2013, unfavorable loss experience and increased reinsurance expenses at Bison and higher investment expenses both related to the addition of Progress Energy.

PART I

Other income and expense, net. The variance was driven primarily by lower interest income in 2013 following the settlement of a 2004 and 2005 federal tax audit and lower investment income for Bison. These negative impacts were partially offset by losses and impairments on sales of investments in the prior year.

Interest expense. The variance was due primarily to the inclusion of Progress Energy interest for the first six months of 2013 and additional debt issuances.

Income tax benefit. The variance was primarily due to a decrease in pretax loss. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 48.1 percent and 45.1 percent, respectively.

Net expense. The variance was due primarily to prior year charges related to the Progress Energy merger, increased current year mark-to-market activity of  mitigation sales related to the Progress Energy merger and prior year donations. These positive impacts were partially offset by increased interest expense, a litigation reserve in 2013, lower interest income and lower income tax benefit due.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50 percent interest in Crescent. Crescent was a real estate joint venture formed by Duke Energy in 2006 that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50 percent ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize a loss, for tax purposes, on its interest in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, it is possible that Duke Energy could incur a future tax liability related to the tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

PART I

DUKE ENERGY CAROLINAS

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2013 and 2012 and in conjunction with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
(in millions)	2013	2012	Variance
Operating Revenues	$5,239	$5,056	$183
Operating Expenses	3,850	3,764	86
Gains on Sales of Other Assets and Other, net	―	9	(9)
Operating Income	1,389	1,301	88
Other Income and Expenses, net	94	130	(36)
Interest Expense	255	285	(30)
Income Before Income Taxes	1,228	1,146	82
Income Tax Expense	461	411	50
Net Income	$767	$735	$32

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Carolinas. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			1.7%
General service sales(a)			0.3%
Industrial sales(a)			(0.2)%
Wholesale power sales			73.8%
Total sales(b)			5.2%
Average number of customers			0.7%

(a)			Major components of retail sales.
(b)			Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was primarily due to:

•          A $97 million increase in fuel revenues driven primarily by higher natural gas prices and increased sales volumes. Fuel revenues represent sales to retail and wholesale customers,

•          A $41 million increase in weather-normal sales volumes to retail customers primarily due to lower unbilled revenues during the same period in 2012 and higher demand,

•          A $36 million increase in wholesale power revenues, net of sharing, primarily due to a new customer in 2013, increased capacity charges, and additional volumes for customers served under long-term contracts, and

•          A $16 million increase in retail rates and rate riders, which primarily reflects the impact of North Carolina and South Carolina rate cases.

Partially offset by:

•          A $25 million (net of fuel) decrease in GWh sales to retail customers due to overall unfavorable weather conditions. The number of cooling degree days for 2013 were 19 percent below normal compared to essentially flat to normal in 2012, partially offset by heating degree days for 2013 which were 7 percent above normal compared to 25 percent below normal in 2012.

Operating Expenses. The variance was primarily due to:

•          A $102 million increase in fuel expense (including purchased power) primarily related to increased generation due to higher sales volumes and increased prices of natural gas used in electric generation, net of change in fuel mix, partially offset by decreased purchased power due to additional generating capacity placed in service late 2012, and

•          A $23 million increase in operations and maintenance expenses primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, partially offset by lower Duke Energy Carolinas’ portion of the costs associated with the Progress Energy merger including donations and severance and lower outage costs at nuclear generation plants.

Partially offset by:

•          A $31 million decrease in impairment charges related to the merger with Progress Energy. These charges relate to planned transmission project costs for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the Federal Energy Regulatory Commission (FERC).

PART I

Other Income and Expense, net. The variance is primarily due to lower earnings from AFUDC equity, due primarily to certain major projects that were placed into service in late 2012, partially offset by higher deferred returns on completed projects that had not yet been incorporated into customer rates.

Interest Expense. The variance is primarily due to returns on completed projects that had not yet been incorporated into base rates, partially offset by a lower AFUDC debt due primarily to certain major projects that were placed into service in late 2012.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for 2013 and 2012 was 37.5 percent and 35.8 percent, respectively. The increase in the effective tax rate was primarily due to a reduction in AFUDC equity.

Matters Impacting Future Duke Energy Carolinas Results

The NCUC and the PSCSC recently approved rate increases for Duke Energy Carolinas’ North Carolina and South Carolina customers. These increases were effective in September 2013. Duke Energy Carolinas’ results of operations and cash flows will be positively impacted by these increases beginning in the fourth quarter of 2013. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

PROGRESS ENERGY

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2013 and 2012 and in conjunction with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
(in millions)	2013	2012	Variance
Operating Revenues	$7,233	$7,178	$55
Operating Expenses	6,020	6,163	(143)
Gains on Sales of Other Assets and Other, net	2	4	(2)
Operating Income	1,215	1,019	196
Other Income and Expenses, net	63	97	(34)
Interest Expense	520	560	(40)
Income From Continuing Operations Before Taxes	758	556	202
Income Tax Expense From Continuing Operations	289	193	96
Income From Continuing Operations	469	363	106
Income From Discontinued Operations, net of tax	10	10	―
Net Income	479	373	106
Less: Net Income Attributable to Noncontrolling Interest	2	5	(3)
Net Income Attributable to Parent	$477	$368	$109

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was primarily due to:

•          A $132 million increase in base revenues at Duke Energy Florida as allowed by the 2012 Settlement,

•          An $84 million increase in sales at Duke Energy Progress (excluding fuel revenues) to wholesale customers primarily due to a new customer contract that began in January 2013, an amended capacity contract that began in May 2012 and favorable weather conditions,

•          A $75 million increase in net pricing and riders at Duke Energy Progress largely due to the impact of the North Carolina rate case, and

•          A $68 million increase in capacity clause revenues at Duke Energy Florida primarily due to an increase in recovery rates related to the Crystal River Unit 3 uprate project, prior period true-ups, and Levy as allowed by the 2012 Settlement.

Partially offset by:

•          A $311 million decrease in retail fuel revenues at Duke Energy Florida primarily due to the impact of lower residential fuel rates and a decrease in GWh retail sales due to weather and lower usage.

Operating Expenses. The variance was primarily due to:

•          A $422 million decrease in retail fuel expense at Duke Energy Florida due to the application of NEIL settlement proceeds including amortization associated with the 2012 Settlement, lower system requirements and the prior-year establishment of a regulatory liability for replacement power in accordance with the 2012 Settlement,

•          A $102 million decrease in operations and maintenance expenses at Duke Energy Progress primarily due to lower costs associated with the merger with Duke Energy including donations and severance, and two nuclear refueling outages in 2013 compared to three extended outages during the same period in 2012. The lower nuclear plant outage expenses include the impact of levelizing nuclear plant outage costs in accordance with the North Carolina rate case retroactive to January 1, 2013. Levelization permitted by the rate case order allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, which resulted in the deferral of operations and maintenance costs associated with the 2013 refueling, and

•          A $44 million decrease in operations and maintenance expenses at Duke Energy Florida primarily due to the deferral of Crystal River Unit 3 related expenses, including severance costs, in accordance with the 2012 Settlement as well as the prior year write off of previously deferred costs related to the vendor not selected costs for the Crystal River Unit 3 containment repair. These were partially offset by the prior year reversal of accruals in conjunction with the placement of Crystal River Unit 3 into extended cold shutdown in accordance with the 2012 Settlement.

Partially offset by:

•          A $346 million impairment charge primarily due to the 2013 Settlement. This charge is primarily comprised of $295 million related to the agreement to forego recovery of a portion of the Crystal River Unit 3 regulatory asset, and a $65 million charge to write-off the wholesale portion of Levy investments. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information, and

PART I

•          A $79 million increase in depreciation and amortization at Duke Energy Florida primarily due to higher nuclear cost-recovery amortization related to Levy and a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2012 Settlement.

Other Income and Expenses, net. The variance was primarily due lower AFUDC equity primarily due to major projects placed in service in late 2012 and the retirement of Crystal River Unit 3.

Interest Expense. The variance was primarily due to the $47 million capitalized interest, starting January 1, 2013, on the regulatory asset related to the retail portion of the retired Crystal River Unit 3 assets, partially offset by the $29 million charge to interest expense on the redemption of Progress Energy’s 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS) in January 2013.

Income Tax Expense from Continuing Operations. The variance was primarily due to an increase in pretax income. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 38.1 percent and 34.7 percent, respectively. The increase in the effective tax rate is primarily due to the impact of lower AFUDC equity and the ESOP dividend deduction being recorded at Duke Energy subsequent to the merger.

Matters Impacting Future Progress Energy Results

Progress Energy is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on Progress Energy and the joint owners. In December 2012, Progress Energy reached an agreement with one group of joint owners related to all Crystal River Unit 3 matters, and is engaged in settlement discussions with the other major group of joint owners regarding resolution of matters associated with Crystal River Unit 3. The outcome of these settlement discussions could have an adverse impact to Progress Energy’s financial position, results of operations, and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

DUKE ENERGY PROGRESS

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2013 and 2012 and in conjunction with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations and variance discussion for Duke Energy Progress is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
(in millions)	2013	2012	Variance
Operating Revenues	$3,781	$3,578	$203
Operating Expenses	3,101	3,218	(117)
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	681	362	319
Other Income and Expenses, net	43	57	(14)
Interest Expense	147	156	(9)
Income Before Income Taxes	577	263	314
Income Tax Expense	215	83	132
Net Income	362	180	182
Less: Preferred Stock Dividend Requirement	―	2	(2)
Net Income Available to Parent	$362	$178	$184

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Progress. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase over prior period			2013
Residential sales(a)			3.6%
General service sales(a)			(1.1)%
Industrial sales(a)			2.6%
Wholesale power sales			9.9%
Total sales(b)			4.1%
Average number of customers			0.9%

(a)			Major components of retail sales.
(b)			Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was primarily due to:

•          An $84 million increase in sales (excluding fuel revenues) to wholesale customers primarily due to a new customer contract that began in January 2013 and an amended capacity contract that began in May 2012,

•          A $75 million increase in net pricing and riders largely due to the impacts of the North Carolina rate case, and

•          A $22 million increase (net of fuel revenue) in GWh sales to retail customers due to higher weather normal sales volumes to retail customers.

Operating Expenses. The variance was primarily due to:

•          A $102 million decrease in operations and maintenance expenses primarily due to lower costs associated with the merger with Duke Energy including donations and severance, and two nuclear refueling outages in 2013 compared to three extended outages during the same period in 2012. The lower nuclear plant outage expenses include the impact of levelizing nuclear plant outage costs in accordance with the North Carolina rate case retroactive to January 1, 2013. Levelization permitted by the rate case order allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, which resulted in the deferral of operations and maintenance costs associated with the 2013 refueling, and

•          A $33 million decrease in impairment charges primarily due to transmission projects for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the FERC, partially offset by a current year impairment charge resulting from the decision to suspend the application for two proposed nuclear units at the Harris Nuclear Station.

Partially offset by:

•          A $20 million increase in fuel expense (including purchased power) primarily due to higher non-recoverable purchased power costs, partially offset by lower fuel expense due to generation mix as a result of retiring certain coal-fired plants and adding one new natural gas-fired generating plant.

PART I

Other Income and Expense, net. The variance was primarily due to lower AFUDC equity due to certain major projects that were placed into service in late 2012.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for 2013 and 2012 was 37.3 percent and 31.6 percent, respectively. The increase in the effective tax rate was primarily due to the impact of lower AFUDC equity.

PART I

DUKE ENERGY FLORIDA

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2013 and 2012 and in conjunction with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations and variance discussion for Duke Energy Florida is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
(in millions)	2013	2012	Variance
Operating Revenues	$3,442	$3,594	$(152)
Operating Expenses	2,906	2,938	(32)
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	537	658	(121)
Other Income and Expenses, net	19	29	(10)
Interest Expense	138	194	(56)
Income Before Income Taxes	418	493	(75)
Income Tax Expense	168	182	(14)
Net Income	250	311	(61)
Less: Preferred Stock Dividend Requirement	―	1	(1)
Net Income Available to Parent	$250	$310	$(60)

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Florida. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior period			2013
Residential sales(a)			― %
General service sales(a)			(1.5)%
Industrial sales(a)			1.0%
Wholesale power sales(b)			(15.7)%
Total sales(c)			(2.3)%
Average number of customers			1.0%

(a)			Major components of retail sales.
(b)			Includes both billed and unbilled
(c)

Consists of all components of sales, including all billed and unbilled retail sales, and billed and unbilled wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was primarily due to:

•          A $311 million decrease in retail fuel revenues primarily due to the impact of lower residential fuel rates and a decrease in GWh retail sales due to weather and lower usage,

•          A $16 million decrease in sales to wholesale customers primarily due to less incremental capacity sales in 2013, and lower fuel rates, and

•          A $12 million decrease in weather-normal retail volumes primarily related to unfavorable volumes in the residential and commercial services sectors.

Partially offset by:

•          A $132 million increase in base revenues as allowed by the 2012 Settlement, and

•          A $68 million increase in capacity revenues due to an increase in recovery rates primarily related to the Crystal River Unit 3 uprate project, a prior period true-up and Levy as allowed by the 2012 Settlement.

Operating Expenses. The variance was primarily due to:

•          A $422 million decrease in retail fuel expense primarily due to the application of the NEIL settlement proceeds including amortization associated with the 2012 Settlement, lower system requirements, and the prior year establishment of a regulatory liability for replacement power in accordance with the 2012 Settlement, and

•          A $44 million decrease in operations and maintenance expenses primarily due to the deferral of Crystal River Unit 3 related expenses, including severance costs, in accordance with the 2012 Settlement as well as the prior year write off of previously deferred costs related to the vendor not selected costs for the Crystal River Unit 3 containment repair. These were partially offset by the prior year reversal of accruals in conjunction with the placement of Crystal River Unit 3 into extended cold shutdown in accordance with the 2012 Settlement.

Partially offset by:

PART I

•          A $346 million impairment charge primarily due to the 2013 Settlement. This charge is primarily comprised of $295 million related to the agreement to forego recovery of a portion of the Crystal River Unit 3 regulatory asset, and a $65 million charge to write-off the wholesale portion of Levy investments. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information, and

•          A $79 million increase in depreciation and amortization primarily due to higher nuclear cost-recovery amortization related to Levy and a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2012 Settlement.

Other Income and Expense, net. The variance was primarily due to lower AFUDC equity due primarily to the retirement of Crystal River Unit 3.

Interest Expense. The variance was primarily due to the return on the retail portion of the retired Crystal River Unit 3 regulatory asset beginning January 1, 2013.

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for 2013 and 2012 was 40.0 percent and 36.9 percent, respectively. The increase in the effective tax rate was primarily due to charges related to the 2013 Settlement and the favorable prior year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

Matters Impacting Future Duke Energy Florida Results

Duke Energy Florida is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on Duke Energy Florida and the joint owners. In December 2012, Duke Energy Florida reached an agreement with one group of joint owners related to all Crystal River Unit 3 matters, and is engaged in settlement discussions with the other major group of joint owners regarding resolution of matters associated with Crystal River Unit 3. The outcome of these settlement discussions could have an adverse impact to Duke Energy Florida’s financial position, results of operations, and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

DUKE ENERGY OHIO

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2013 and 2012 and in conjunction with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
(in millions)	2013	2012	Variance
Operating Revenues	$2,377	$2,386	$(9)
Operating Expenses	2,175	2,113	62
Gains on Sales of Other Assets and Other, net	5	2	3
Operating Income	207	275	(68)
Other Income and Expenses, net	4	13	(9)
Interest Expense	50	70	(20)
Income Before Income Taxes	161	218	(57)
Income Tax Expense	65	85	(20)
Net Income	$96	$133	$(37)

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Ohio's Franchised Electric and Gas segment. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			(0.1)%
General service sales(a)			(0.3)%
Industrial sales(a)			(0.6)%
Wholesale power sales			36.4%
Total sales(b)			(0.2)%
Average number of customers			0.4%

(a)			Major components of retail sales.
(b)			Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table presents the percentage change in GWh generation for Duke Energy Ohio's Commercial Power segment.

Increase (decrease) over prior year			2013
Coal-Fired Generation			10.5%
Gas-Fired Generation			(18.8)%
Total Generation			(4.7)%

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was primarily driven by:

•          A $93 million decrease in PJM capacity revenue related to lower average cleared capacity auction pricing, and

•          A $40 million decrease in regulated fuel revenues primarily driven by reduced sales volumes, partially offset by higher fuel costs.

Partially offset by:

•          A $51 million increase in rate riders and retail pricing primarily due to rate increases in 2013,

•          A $40 million increase in net mark-to-market revenue on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $14 million in 2013 compared to losses of $26 million in 2012, and

•          A $27 million increase for the gas-fired generation assets driven primarily by higher power prices, partially offset by decreased volumes.

Operating Expenses. The variance was primarily driven by:

•          A $66 million increase in fuel expense for the gas-fired generation assets driven by higher natural gas costs, partially offset by lower natural gas volumes,

•          A $35 million increase in property and other taxes driven primarily by an Ohio property tax settlement recorded in 2012,

•          A $16 million increase in depreciation and amortization costs related primarily to regulatory amortization and deferrals,

PART I

•          A $16 million increase in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $18 million in 2013 compared to losses of $2 million in 2012, and

•          A $15 million increase due to the prior year collection of a previously written off receivable associated with the Lehman Brothers bankruptcy.

Partially offset by:

•          A $47 million decrease in regulated fuel expense driven primarily by lower purchased power expense and reduced volumes, partially offset by higher fuel costs, and

•          A $28 million decrease in fuel expense for the coal-fired generation assets driven by lower cost of coal and purchased power cost.

Interest Expense. The decrease was primarily due to lower average debt balances in 2013 compared to 2012.

Income Tax Expense.  The variance was primarily due to a decrease in pretax income. The effective tax rate for 2013 and 2012 was 40.4 percent and 38.9 percent, respectively.

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio has a proceeding pending before the PUCO related to remediation costs associated with former MGP sites. Duke Energy Ohio’s financial condition, results of operations and cash flows could be adversely impacted if the PUCO issues an unfavorable ruling on the MGP proceeding. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

The current low energy price projections, as well as recently issued and proposed environmental regulations pertaining to coal and coal-fired generating facilities, and outcomes of pending regulatory proceedings could impact future cash flows and market valuations of Duke Energy Ohio’s coal-fired generation assets. Negative impacts of these cash flows and market valuations could lead to impairment charges.

Duke Energy Ohio has a FRR capacity rider filing pending with the PUCO. The filing requests $729 million to be deferred beginning in June 2013, with recovery beginning in a future period. Duke Energy Ohio expects an order by the end of 2013. If the application is approved, Duke Energy Ohio’s financial condition and results of operations will be positively impacted upon approval, while cash flows will be positively impacted in future periods. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Duke Energy Ohio is awaiting a FERC ruling related to potential obligations related to its withdrawal from MISO. The ruling will determine whether Duke Energy Ohio is responsible for certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of its withdrawal. If Duke Energy Ohio receives an unfavorable ruling, a portion of the MVP costs allocated to Duke Energy Ohio may not be eligible for recovery, resulting in an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

DUKE ENERGY INDIANA

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2013 and 2012 and in conjunction with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Nine Months Ended September 30,
(in millions)	2013	2012	Variance
Operating Revenues	$2,179	$2,091	$88
Operating Expenses	1,627	2,259	(632)
Operating Income (Loss)	552	(168)	720
Other Income and Expenses, net	14	66	(52)
Interest Expense	127	105	22
Income (Loss) Before Income Taxes	439	(207)	646
Income Tax Expense (Benefit)	163	(98)	261
Net Income (Loss)	$276	$(109)	$385

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Indiana. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			1.4%
General service sales(a)			(0.8)%
Industrial sales(a)			(1.1)%
Wholesale power sales			(8.4)%
Total sales(b)			(1.9)%
Average number of customers			0.6%

(a)			Major components of retail sales.
(b)			Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Operating Revenues. The variance was primarily driven by:

•          A $79 million net increase primarily related to updates to the IGCC rider.

Operating Expenses. The variance was primarily driven by:

•          A $600 million decrease due to 2012 impairment and other charges related to the Edwardsport IGCC plant, and

•          A $58 million decrease in depreciation expense due to a regulatory order related to the Edwardsport IGCC settlement agreement.

Partially offset by:

•          A $34 million increase in operations and maintenance primarily due to higher generation and outage maintenance costs.

Other Income and Expenses, net. The variance was primarily driven by a $53 million decrease in AFUDC equity primarily due to updates to the IGCC rider in January 2013.

Interest Expense. The variance was primarily driven by a $24 million decrease in AFUDC debt primarily due to updates to the IGCC rider in January 2013.

Income Tax Expense (Benefit). The variance was primarily due to an increase in pretax income. The effective tax rate for 2013 and 2012 was 37.2 percent and 47.7 percent, respectively. The decrease in the effective tax rate was primarily due to pretax income in 2013 compared to pretax loss in 2012 related to the Edwardsport IGCC project impairment and the impact of AFUDC equity in 2013, which reduced the tax expense, compared to higher AFUDC equity in 2012, which increased the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Duke Energy’s significant cash requirements are largely due to the capital intensive nature of its operations, including capital expansion projects and other expenditures for environmental compliance. Duke Energy relies primarily upon cash flows from operations, short-term commercial paper, access to long-term debt and equity capital markets, and existing cash and cash equivalents to fund its domestic liquidity and capital requirements. Duke Energy has access to an unsecured revolving credit facility, which is not restricted upon general market

PART I

conditions, as discussed further below. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt, and paying dividends to shareholders.

The relatively stable operating cash flows of USFE&G compose a substantial portion of Duke Energy’s cash flows from operations and it is anticipated that it will continue to do so for the foreseeable future. USFE&G’s cash flows from operations are influenced by seasonal patterns, weather, and the impact of regulation. A material adverse change in operations, or in available financing, could impact Duke Energy’s ability to fund its current liquidity and capital resource requirements. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages and storms, could affect the timing and level of internally generated funds. Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, regulatory constraints, economic trends and market volatility.

Duke Energy’s current liabilities frequently exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of Duke Energy’s business.

Credit Facilities and Other Information

AVAILABLE CREDIT FACILITIES

Duke Energy has a five-year master credit facility. The credit facility has a capacity of $6 billion through November 2017. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for current borrowing sublimits for each of the borrowers as of September 30, 2013. The amount available under the master credit facility is reduced to backstop issuances of commercial paper, certain letters of credit, and variable rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Borrowing sublimits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

	September 30, 2013
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Duke Energy
Facility size(a)	$1,750	$1,250	$750	$750	$750	$750	$6,000
Reduction to backstop issuances
Notes payable and commercial paper(b)	(256)	(300)	(244)	―	(29)	(150)	(979)
Outstanding letters of credit	(57)	(4)	(2)	(1)	―	―	(64)
Tax-exempt bonds	―	(75)	―	―	(84)	(81)	(240)
Available capacity	$1,437	$871	$504	$749	$637	$519	$4,717

(a)	Represents the sublimit of each borrower at September 30, 2013.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

Duke Energy issues variable denomination floating rate demand notes, called PremierNotes. The PremierNotes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option at any time. Proceeds from the sale of the notes are used for general corporate purposes. PremierNotes of $749 million and $395 million, were outstanding at September 30, 2013 and December 31, 2012, respectively. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

CURRENT MATURITIES OF LONG-TERM DEBT

The following table shows the significant components of Current maturities of long-term debt on the Duke Energy Registrants’ respective Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with proceeds from additional borrowings, unless otherwise noted.

(in millions)	Maturity Date	Interest Rate	September 30, 2013
Unsecured Debt
Duke Energy (Parent)	February 2014	6.300%	$750
Progress Energy (Parent)	March 2014	6.050%	300
Duke Energy (Parent)	September 2014	3.950%	500
First Mortgage Bonds
Duke Energy Carolinas	November 2013	5.750%	400
Other			357
Current maturities of long-term debt			$2,307

Significant Notes Payable and Long-Term Debt Activities – 2013

The following table summarizes the Duke Energy Registrants’ significant debt issuances since December 31, 2012 (in millions).

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana		Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$	―	$	―	$	―	$500
June 2013(b)	June 2018	2.100%	500		―		―		―	500
August 2013(c)(d)	August 2023	11.000%	―		―		―		―	220
October 2013(e)	October 2023	3.950%	400		―		―		―	400
Secured Debt
February 2013(f)(g)	December 2030	2.043%	―		―		―		―	203
February 2013(f)	June 2037	4.740%	―		―		―		―	220
April 2013(h)	April 2026	5.456%	―		―		―		―	230
First Mortgage Bonds
March 2013(i)	March 2043	4.100%	―		500		―		―	500
June 2013(j)	June 2041	4.000%	―		48		―		―	48
July 2013(k)	July 2043	4.900%	―		―		―		350	350
July 2013(k)(l)	July 2016	0.619%	―		―		―		150	150
September 2013(m)	September 2023	3.800%	―		―		300		―	300
September 2013(m)(n)	March 2015	0.400%	―		―		150		―	150
Total issuances			$1,400		$548		$450		$500	$3,771

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

(b)

Proceeds from the issuance were used to repay $250 million of current maturities. The remaining net proceeds were used for general corporate purposes, including the repayment of outstanding commercial paper.

(c)		Proceeds from the issuance were used to repay $200 million of current maturities. The maturity date included above applies to half of the instrument. The remaining half matures in August 2018.
(d)		The debt is floating rate based on a consumer price index and an overnight funds rate in Brazil. The debt is denominated in Brazilian Real.
(e)		Proceeds from the issuance were used to repay commercial paper as well as for general corporate purposes.
(f)

Represents the conversion of construction loans related to a renewable energy project issued in December 2012 to term loans. No cash proceeds were received in conjunction with the conversion. The term loans have varying maturity dates. The maturity date presented represents the latest date for all components of the respective loans.

(g)		The debt is floating rate. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 95 percent of the loans.
(h)

Represents primarily the conversion of a $190 million bridge loan issued in conjunction with the acquisition of Ibener in December 2012. Duke Energy received incremental proceeds of $40 million upon conversion of the bridge loan. The debt is floating rate and is denominated in U.S. dollars. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 75 percent of the loan.

(i)		Proceeds from the issuance were used to repay notes payable to affiliated companies as well as for general corporate purposes.
(j)		Callable after June 2023 at par. Proceeds from the issuance were used to redeem $48 million of First Mortgage Bonds with a higher interest rate.
(k)		Proceeds from the issuances were used to repay $400 million of current maturities.
(l)		The debt is floating rate based on 3-month London Interbank Offered Rate (LIBOR) and a fixed spread of 35 basis points.
(m)

Proceeds from the issuances were used for general corporate purposes including the repayment of short-term notes payable, a portion of which was incurred to fund the retirement of $250 million of first mortgage bonds that matured in the first half of 2013.

(n)		The debt is floating rate based on 3-month LIBOR plus a fixed spread of 14 basis points.

PART I

RESTRICTIVE DEBT COVENANTS

The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2013, each of the Duke Energy Registrants was in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

CREDIT RATINGS

Duke Energy and certain subsidiaries each hold credit ratings by Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). Duke Energy’s corporate/issuer credit rating from Fitch, Moody’s and S&P, respectively, as of September 30, 2013 is BBB+, Baa1 and BBB+, respectively. On May 13, 2013, S&P revised the ratings outlook for Duke Energy and its subsidiaries to stable. The revision reflects the reduced downside risk to credit quality over the intermediate term as a result of management’s efforts since the close of the merger with Progress Energy. On September 25, 2013, Moody’s upgraded the senior unsecured credit ratings of Duke Energy to Baa1 and Duke Energy Carolinas and Duke Energy Progress to A2 and Duke Energy Indiana to A3. As of October 31, 2013, the Duke Energy Registrants have a stable outlook from Fitch, Moody’s and S&P with the exception of Duke Energy Florida, which has a negative outlook from Fitch.

Duke Energy’s credit ratings are dependent on, among other factors, ability to generate sufficient cash to fund capital and investment expenditures and pay dividends on its common stock, while maintaining the strength of its balance sheet. If, as a result of market conditions or other factors, Duke Energy is unable to maintain its balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Energy’s credit ratings could be negatively impacted.

FIRST MORTGAGE BOND RESTRICTIONS

The Subsidiary Registrants’ first mortgage bonds are secured under their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. The lien of

PART I

each mortgage also covers subsequently acquired property. Each mortgage allows the issuance of additional first mortgage bonds based on property additions, retirements of first mortgage bonds, and the deposit of cash if certain conditions are satisfied. Most of the Subsidiary Registrants are required to pass a “net earnings” test in order to issue new first mortgage bonds, other than on the basis of retired bonds under certain circumstances. The test requires the issuer’s adjusted net earnings, which are calculated based on results for 12 consecutive months within the prior 15 to 18 months, be at least twice the annual interest requirement for bonds currently outstanding and to be outstanding. Duke Energy Indiana’s and Duke Energy Florida’s ratios of net earnings to the annual interest requirement for bonds have at times in the past two years been below 2.0 times, due to various charges to operating expenses. These charges and any future charges may impact future net earnings tests and affect the ability of Duke Energy Indiana and Duke Energy Florida to issue first mortgage bonds. In the event Duke Energy Indiana’s or Duke Energy Florida’s long-term debt requirements exceed their first mortgage bond capacity, Duke Energy Indiana or Duke Energy Florida can access alternative sources of capital, including, but not limited to issuing unsecured debt, borrowing under the money pool, entering into bilateral direct loan arrangements, and, if necessary, utilizing available capacity under the master credit facility. All of the other Duke Energy Registrants have earnings substantially in excess of the net earnings test requirement for issuing first mortgage bonds.

Undistributed Foreign Earnings

Undistributed earnings associated with Duke Energy’s foreign operations are considered indefinitely reinvested, thus no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that Duke Energy has invested or has intentions to reinvest such earnings in its foreign operations and the related cash is not needed to fund its U.S. operations. Duke Energy periodically evaluates the impact of repatriation of cash generated and held in foreign countries. While Duke Energy’s current intent is to indefinitely reinvest foreign earnings, circumstances could arise that may alter that view, including a future change in tax law governing U.S. taxation of foreign earnings or changes in Duke Energy’s U.S. cash flow requirements. If Duke Energy were to decide to repatriate foreign generated and held cash previously designated as undistributed earnings, material U.S. federal income tax liabilities would be required to be recognized in the period such determination is made. The cumulative undistributed earnings as of September 30, 2013, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is $2.5 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated to be between $350 million and $425 million.

Cash Flow Information

The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended September 30,
(in millions)	2013	2012
Cash flows provided by (used in):
Operating activities	$4,990	$3,979
Investing activities	(3,566)	(3,989)
Financing activities	(682)	(339)
Net increase (decrease) in cash and cash equivalents	742	(349)
Cash and cash equivalents at beginning of period	1,424	2,110
Cash and cash equivalents at end of period	$2,166	$1,761

OPERATING CASH FLOWS

The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended September 30,
(in millions)	2013	2012
Net income	$1,984	$1,345
Non-cash adjustments to net income	3,856	2,883
Contributions to qualified pension plans	(27)	(79)
Working capital	(823)	(170)
Net cash provided by operating activities	$4,990	$3,979

The variance was driven primarily by:

•

A $1,612 million increase in net income after non-cash adjustments, mainly due to the inclusion of Progress Energy's results for the first six months of 2013, the impact of rate cases and retail rider adjustments, net of unfavorable weather and lower PJM capacity revenues.

Partially offset by:

•

A $653 million decrease in working capital, mainly due to an increase in the incentive pay-out and accrual reduction and prior year over collection of the Carolinas' fuel costs. These decreases were partially offset by the NEIL proceeds.

INVESTING CASH FLOWS

The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended September 30,
(in millions)	2013	2012
Capital, investment and acquisition expenditures	$(3,907)	$(3,888)
Available for sale securities, net	96	(212)
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	59	29
Other investing items	186	82
Net cash used in investing activities	$(3,566)	$(3,989)

The variance was primarily due to:

•	A $308 million increase in proceeds of available for sale securities, net purchases and

•	A $192 million return of collateral related to the Chilean hydro acquisition.

Partially offset by:

•

A $19 million increase in capital, investment and acquisition expenditures primarily due to the inclusion of Progress Energy's capital expenditures for the first six months of 2013, net of lower spending on Duke Energy's renewable energy wind projects and ongoing infrastructure modernization program as these projects near completion.

PART I

FINANCING CASH FLOWS

The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended September 30,
(in millions)	2013	2012
Issuance of common stock related to employee benefit plans	$8	$16
Issuance of long-term debt, net	487	692
Notes payable and commercial paper	537	98
Dividends paid	(1,636)	(1,211)
Other financing items	(78)	66
Net cash used in financing activities	$(682)	$(339)

The variance was due primarily to:

•

A $425 million increase in quarterly dividends primarily due to an increase in common shares outstanding, resulting from the merger with Progress Energy and an increase in dividends per share from $0.765 to $0.78 beginning in the third quarter of 2013,

•	A $205 million increase in redemptions of long-term debt, net of proceeds primarily due to the timing of issuances and redemptions across years and

•	A $96 million payment for the redemption of preferred stock of subsidiaries.

Partially offset by:

•	A $439 million increase in proceeds from net issuances of notes payable and commercial paper, primarily to fund the short-term working capital needs of the Duke Energy Registrants.

OTHER ISSUES

Global Climate Change

On September 20, 2013, the EPA proposed a rule to establish carbon dioxide (CO2) emissions standards for new pulverized coal, IGCC, and natural gas combined cycle electric generating units commencing construction on or after the date the proposal appears in the Federal Register. Any future coal and IGCC units will be required to employ carbon capture and storage technology to meet the proposed CO2 emission standard.

The Duke Energy Registrants do not expect a material impact on their future results of operations or cash flows based on the EPA’s proposal.  The final rule, however, could be significantly different from the proposal.  It is not known when the EPA might finalize the rule.

On June 25, 2013, the President of the United States issued a memorandum directing the EPA to propose CO2 emissions requirements for existing fossil-fueled electric generating units by June 1, 2014, and to finalize the guidelines for states to develop their own regulations for implementing the guidelines by June 1, 2015. The memorandum directed the EPA to require states to submit their implementation regulations for approval by June 30, 2016.

For other information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

Nuclear Matters

Following the events at the Fukushima Daiichi nuclear power station in Japan, Duke Energy conducted thorough inspections at each of its three nuclear sites during 2011. Progress Energy also conducted inspections in 2011 at each of its four sites. The initial inspections did not identify any significant vulnerabilities, however, Duke Energy has continued reviewing designs to evaluate safety margins to external events. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in

PART I

the unlikely event of station blackout. Duke Energy is working within the nuclear industry to improve the safety standards and margins using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation to implement certain improvements recommended by the agency’s Fukushima task force.

Licensees were required to submit implementation plans to the NRC by February 28, 2013, and complete implementation of the safety enhancements within two refueling outages or by December 31, 2016, whichever comes first. Each plant is also required to reassess their seismic and flooding hazards using present-day methods and information, conduct inspections to ensure protection against hazards in the current design basis, and re-evaluate emergency communications systems and staffing levels.

On May 13, 2013, Crystal River Unit 3 requested a rescission of the March 12, 2012 Fukushima Orders applicable to the site following certification to the NRC that the unit had permanently ceased power operations and that fuel had been permanently removed from the reactor vessel. On August 27, 2013, the NRC granted the Crystal River Unit 3 rescission requests.

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

Duke Energy continues to work on assessment and implementation of the NRC’s orders, including procurement of equipment. The company anticipates investing approximately $500 million in capital and approximately $100 million in operations and maintenance expenses to comply with Fukushima regulatory requirements from 2013-2015. Amounts required to meet these requirements may vary as the rules are more clearly defined.

With the NRC’s continuing review of the remaining recommendations of the agency’s Fukushima task force, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. The tight time frame required to complete the necessary safety enhancements by no later than 2016 could lead to even higher costs. Upon receipt of additional guidance from the NRC and a collaborative industry review, Duke Energy will be able to determine an implementation plan and associated costs.

 New Accounting Standards

See Note 18 to the Condensed Consolidated Financial Statements, “New Accounting Standards,” for a discussion of the impact of new accounting standards.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2013, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the nine months ended September 30, 2013, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

Subsequent Events

See Note 19 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2013, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES – DUKE ENERGY, DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA, DUKE ENERGY OHIO AND DUKE ENERGY INDIANA

Disclosure Controls and Procedures

PART I

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation involving governmental agencies are discussed below. For further information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”

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

Ash Basin Litigation

North Carolina Department of Environment and Natural Resources Enforcement Actions

In the first quarter of 2013, environmental organizations sent notices of intent to sue to Duke Energy Carolinas and Duke Energy Progress related to alleged groundwater violations and Clean Water Act violations from coal ash ponds at two of their coal-fired power plants in North Carolina. The North Carolina Department of Environment and Natural Resources (DENR) filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. On October 4, 2013, Duke Energy Carolinas, Duke Energy Progress and DENR negotiated a proposed consent order. The consent order assesses civil penalties (approximately $100,000 in the aggregate) and imposes a compliance schedule requiring Duke Energy Carolinas and Duke Energy Progress to undertake monitoring and data collection activities toward making appropriate corrective action to address any substantiated violations.

On August 16, 2013 the DENR filed an enforcement action against the remaining Duke Energy Carolinas and Duke Energy Progress plants in North Carolina, alleging violations of the Clean Water Act and violations of the North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. On October 11, 2013, the court held a hearing on the Catawba Riverkeeper Foundation, Inc.’s (Catawba Riverkeeper) motion to intervene in the Duke Energy Carolinas case and the Southern Environmental Law Center’s motion to intervene in the Duke Energy Progress case. Duke Energy Progress and Duke Energy Carolinas anticipate negotiating a consent decree with DENR for these additional plants.

Catawba Riverkeeper Foundation, Inc. v. Duke Energy Carolinas

On June 11, 2013, the Catawba Riverkeeper Foundation filed a separate action in the United States Court for the Western District of North Carolina. The lawsuit contends the state enforcement action discussed above does not adequately address the issues raised in its notice of intent to sue. On August 1, 2013, Duke Energy Carolinas filed a motion to dismiss this case in light of North Carolina’s diligent prosecution in the state enforcement actions.

Cape Fear River Watch, Inc., Sierra Club, and Waterkeeper Alliance v. Duke Energy Progress

On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club, and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations. Duke Energy Progress is evaluating strategies related to this lawsuit.

Brazilian Transmission Fee Assessments

On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees on generation companies located in the State of Sao Paulo for utilization of the electric transmission system. The fees were retroactive to July 1, 2004 and effective through June 30, 2009. The charges were based upon a flat-fee that failed to take into account the locational usage by each generator. DEIGP's additional assessment under these Resolutions amounts to approximately $59 million inclusive of interest through September 2013. Pending resolution of this dispute on the merits, DEIGP deposited the disputed portion of the assessment into a court-monitored escrow, and paid the undisputed portion to the distribution companies. In a decision published on October 2, 2013, the trial court affirmed an additional fine imposed by ANEEL on April 1, 2009 for DEIGP’s failure to pay the disputed portion of the assessment. DEIGP intends to appeal the trial court’s ruling and deposit $8 million into a court-monitored escrow.

Gibson Notice of Violations

Pursuant to Notices of Violation dated June 23, 2011 and July 16, 2013, the EPA has asserted that, on several occasions between August 1, 2008 through March 31, 2013, Duke Energy’s Gibson Station power plant in Indiana has violated the opacity limits contained in its Title V permit. Duke Energy expects that it will enter into a settlement agreement with the EPA by the end of 2013 which would require payment of a civil penalty of $199,000.

ITEM 1A. RISK FACTORS

Please see below an update to risk factors affecting Duke Energy’s business in addition to those presented in our Annual Report on Form 10-K Part I, Item IA, for the year ended December 31, 2012. Except for the update below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report for the year ended December 31, 2012.

PART II. OTHER INFORMATION

Non-compliance with debt covenants or conditions could adversely affect the Duke Energy Registrants’ ability to execute future borrowings.

The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THIRD QUARTER OF 2013

There were no issuer purchases of equity securities during the third quarter of 2013.

PART II

ITEM 6. EXHIBITS

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

Exhibit Number		Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K of Duke Energy Corporation, File No. 1-32853 dated October 25, 2013).	X
4.1

Forty Second Supplemental Indenture, dated as of September 6, 2013, to the Indenture dated as of August 1, 1936, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of Duke Energy Ohio, Inc., File No. 1-1232 dated September 6, 2013).

X
4.2

Tenth Supplemental Indenture, dated as of October 11, 2013, to the Indenture dated as of June 3, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of Duke Energy Corporation, File No. 1-32853 dated October 11, 2013.

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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC PROGRESS ENERGY, INC. DUKE ENERGY PROGRESS, INC. DUKE ENERGY FLORIDA, INC. DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: November 8, 2013	/S/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer

Date: November 8, 2013	/S/ BRIAN D. SAVOY
Brian D. Savoy Vice President, Controller and Chief Accounting Officer