Form 10-K
period 2013-12-31
Duke Energy CORP; DUKE ENERGY FLORIDA, INC.; DUKE ENERGY PROGRESS, INC.; PROGRESS ENERGY INC; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.
filed 2014-02-28
CIK 1326160, 37637, 17797, 1094093, 20290, 30371, 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒			ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2013 or

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number			IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION (a Delaware Corporation) 550 South Tryon Street Charlotte, NC 28202-1803 704-382-3853			20-2777218
Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number		Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520		1-3274	DUKE ENERGY FLORIDA, INC. (a Florida corporation) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481		1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465		1-3543	DUKE ENERGY INDIANA, INC. (an Indiana corporation) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Registrant		Title of each class		Name of each exchange on which registered
Duke Energy Corporation (Duke Energy)		Common Stock, $0.001 par value		New York Stock Exchange, Inc.
Duke Energy		5.125% Junior Subordinated Debentures due January 15, 2073		New York Stock Exchange, Inc.
Duke Energy Carolinas, LLC (Duke Energy Carolinas)		All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Progress Energy, Inc. (Progress Energy)		All of the registrant’s common stock is directly owned by Duke Energy.
Duke Energy Progress, Inc. (Duke Energy Progress)		All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Florida, Inc. (Duke Energy Florida)		All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Ohio, Inc. (Duke Energy Ohio)		All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana, Inc. (Duke Energy Indiana)		All of the registrant’s common stock is indirectly owned by Duke Energy.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Duke Energy	Yes ☒	No ☐	Duke Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports to pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒ (Response applicable to all registrants.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Duke Energy	Yes ☒	No ☐	Duke Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☒	No ☐
Progress Energy	Yes ☒	No ☐	Duke Energy Indiana	Yes ☒	No ☐
Duke Energy Progress	Yes ☒	No ☐

Indicate by check mark whether Duke Energy is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company

Indicate by check mark whether Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2013.				47,550,155,353
Number of shares of Common Stock, $0.001 par value, outstanding at February 25, 2014.				706,455,305

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Duke Energy definitive proxy statement for the 2013 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 hereof.

This combined Form 10-K is filed separately by seven registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are, therefore, filing this form with the reduced disclosure format specified in General Instructions I(2) of Form 10-K.

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED December 31, 2013

Item		Page

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

GLOSSARY OF TERMS

PART I.
1.	BUSINESS............................................................................................................................................	8
	DUKE ENERGY
	General.........................................................................................................................................
	Business Segments........................................................................................................................
	Geographic Regions........................................................................................................................
	Employees.....................................................................................................................................
	Executive Officers..........................................................................................................................
	Environmental Matters.....................................................................................................................
	DUKE ENERGY CAROLINAS
	PROGRESS ENERGY
	DUKE ENERGY PROGRESS
	DUKE ENERGY FLORIDA
	DUKE ENERGY OHIO
	DUKE ENERGY INDIANA

1A.	RISK FACTORS...................................................................................................................................	19

1B.	UNRESOLVED STAFF COMMENTS..................................................................................................	24

2.	PROPERTIES.......................................................................................................................................	25

3.	LEGAL PROCEEDINGS.......................................................................................................................	29

4.	MINE SAFETY DISCLOSURES...........................................................................................................	30

PART II.
5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............................................................................	31

6.	SELECTED FINANCIAL DATA.............................................................................................................	33

7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................................................................................................................	34

7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................	67

8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................	72

9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................................................................................................	215

9A.	CONTROLS AND PROCEDURES......................................................................................................	215

PART III.
10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE...................................	215

11.	EXECUTIVE COMPENSATION............................................................................................................	216

12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...............................................................................................	216

13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.............................................................................................................................................................	216

14.	PRINCIPAL ACCOUNTING FEES AND SERVICES............................................................................	216

PART IV.
15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ...................................................................	218
	SIGNATURES............................................................................................................................	220
	EXHIBIT INDEX..........................................................................................................................	Exhibit-1

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

•       The costs of decommissioning Crystal River Nuclear Station – Unit 3 (Crystal River Unit 3) could prove to be more extensive than are currently identified and all costs may not be fully recoverable through the regulatory process;

•       The risk that the credit ratings of the company or its subsidiaries may be different from what the companies expect;

•       Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•       Industrial, commercial and residential growth or decline in service territories or customer bases resulting from customer usage patterns, including energy efficiency efforts and use of alternative energy sources, including self-generation and distributed generation technologies;

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

•       The impact on facilities and business from a terrorist attack, cyber security threats, data security breaches, and other catastrophic events;

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

•       The ability to reinvest retained earnings of foreign subsidiaries or repatriate such earnings on a tax-free basis; and

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

Glossary of Terms

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

the 2006 Plan.....................	Duke Energy’s 2006 Long-Term Incentive Plan

the 2010 Plan.....................	Duke Energy’s 2010 Long-Term Incentive Plan

the 2012 Settlement............	Settlement agreement in 2012 among Duke Energy Florida, the OPC and other customer advocates

the 2013 Settlement............	Settlement agreement in 2013 among Duke Energy Florida, the OPC and other customer advocates

ACI......................................	Activated carbon injection for control of mercury emissions

AFUDC................................	Allowance for Funds Used During Construction

Aguaytia..............................	Aguaytia Integrated Energy Project

ALJ.....................................	Administrative Law Judge

ANEEL................................	Brazilian electricity regulatory agency

AOCI...................................	Accumulated Other Comprehensive Income
Bison...................................	Bison Insurance Company Limited

BPM....................................	Bulk Power Marketing

Brunswick............................	Brunswick Nuclear Station

CAA....................................	Clean Air Act

CAIR...................................	Clean Air Interstate Rule

Catawba..............................	Catawba Nuclear Station

Catawba Riverkeeper..........	Catawba Riverkeeper Foundation, Inc.

CCR....................................	Coal Combustion Residuals

CCS....................................	Carbon Capture and Storage

CT.......................................	Combustion Turbine

Cinergy................................	Cinergy Corp. (collectively with its subsidiaries)

CO2.....................................	Carbon Dioxide

COL....................................	Combined Construction and Operating License

CPCN..................................	Certificate of Public Convenience and Necessity

CRC....................................	Cinergy Receivables Company, LLC

CRES..................................	Competitive Retail Electric Supplier

Crescent..............................	Crescent Resources LLC

Crystal River Unit 3..............	Crystal River Nuclear Station – Unit 3

CSAPR................................	Cross-State Air Pollution Rule

DB.......................................	Defined Benefit (Pension Plan)

D.C. Circuit..........................	U.S. Court of Appeals for the District of Columbia

DECAM...............................	Duke Energy Commercial Asset Management, Inc.

DEGS..................................	Duke Energy Generation Services, Inc.

DEIGP.................................	Duke Energy International Geracao Paranapenema S.A.

DENR..................................	Department of Environment and Natural Resources

DEPR..................................	Duke Energy Progress Receivables Company, LLC

DERF..................................	Duke Energy Receivables Finance Company, LLC

DETM..................................	Duke Energy Trading and Marketing, LLC

DOE....................................	U.S. Department of Energy

DOJ.....................................	U.S. Department of Justice

DSI......................................	Dry sorbent injection for control of acid gas emissions

DSM....................................	Demand Side Management

Duke Energy.......................	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas........	Duke Energy Carolinas, LLC

Duke Energy Florida............	Duke Energy Florida, Inc.

Duke Energy Indiana...........	Duke Energy Indiana, Inc.

Duke Energy Kentucky........	Duke Energy Kentucky, Inc.

Duke Energy Ohio...............	Duke Energy Ohio, Inc.

Duke Energy Progress.........	Duke Energy Progress, Inc.

Duke Energy Registrants.....	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana

Duke Energy Retail..............	Duke Energy Retail Sales, LLC

Duke Energy Vermillion........	Duke Energy Vermillion II, LLC

DukeNet..............................	DukeNet Communications Holdings, LLC

DWQ...................................	North Carolina Division of Water Quality

EE.......................................	Energy efficiency

EIP......................................	Progress Energy’s Equity Incentive Plan

Electric Settlement...............	Settlement agreement in 2013 among Duke Energy Ohio and all intervening parties

ELG....................................	Effluent Limitation Guidelines

EPA....................................	U.S. Environmental Protection Agency

EPC....................................	Engineering, Procurement and Construction

EPS....................................	Earnings Per Share

ERISA.................................	Employee Retirement Income Security Act

ESOP..................................	Employee Stock Ownership Plan

ESP....................................	Electric Security Plan

ETR.....................................	Effective tax rate

FASB..................................	Financial Accounting Standards Board

FERC..................................	Federal Energy Regulatory Commission

Fitch....................................	Fitch Ratings, Inc.

Florida Progress..................	Florida Progress Corporation

FPSC..................................	Florida Public Service Commission

FRR.....................................	Fixed Resource Requirement

FTR.....................................	Financial transmission rights

Funding Corp......................	Florida Progress Funding Corporation

GAAP..................................	Generally Accepted Accounting Principles in the United States

Gas Settlement...................	Settlement agreement in 2013 among Duke Energy Ohio, PUCO Staff and intervening parties

GBRA..................................	Generation Base Rate Adjustment recovery mechanism

GHG....................................	Greenhouse Gas

Global.................................	U.S. Global, LLC

GWh...................................	Gigawatt-hours

HAP....................................	Hazardous Air Pollutant

Harris...................................	Shearon Harris Nuclear Station

HB 998................................	North Carolina House Bill 998

IAP......................................	State Environmental Agency of Parana

IBAMA.................................	Brazil Institute of Environment and Renewable Natural Resources

Ibener.................................	Iberoamericana de Energia Ibener, S.A.

IBNR...................................	Incurred but not yet reported

IC........................................	Internal combustion

IFRS....................................	International Financial Reporting Standards

IGCC...................................	Integrated Gasification Combined Cycle

INPO...................................	Institute of Nuclear Power Operations

IRP......................................	Integrated Resource Plan

IRS......................................	Internal Revenue Service

ISO.....................................	Independent System Operator

ITC......................................	Investment Tax Credit

IURC...................................	Indiana Utility Regulatory Commission

Investment Trusts................	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

JDA.....................................	Joint Dispatch Agreement

KPSC..................................	Kentucky Public Service Commission

kV.......................................	Kilovolt

kWh....................................	Kilowatt-hour

Lee Nuclear Station.............	William States Lee III Nuclear Station

Levy....................................	Duke Energy Florida’s proposed nuclear plant in Levy County, Fla.

Legacy Duke Energy Directors	Members of the pre-merger Duke Energy board of directors

LIBOR.................................	London Interbank Offered Rate

MATS..................................	Mercury and Air Toxics Standards (previously referred to as the Utility MACT Rule)

Mcf......................................	Thousand cubic feet

McGuire...............................	McGuire Nuclear Station

MGP....................................	Manufactured gas plant

MISO...................................	Midcontinent Independent System Operator, Inc.

MMBtu.................................	Million British Thermal Unit

Moody’s...............................	Moody’s Investor Service, Inc.

MTBE..................................	Methyl tertiary butyl ether

MTEP..................................	MISO Transmission Expansion Planning

MW.....................................	Megawatt

MVP....................................	Multi Value Projects

MWh...................................	Megawatt-hour

NCAG..................................	North Carolina Attorney General

NCEMC...............................	North Carolina Electric Membership Corporation

NCRC..................................	Florida’s Nuclear Cost Recovery Clause

NCSC..................................	North Carolina Supreme Court

NCUC..................................	North Carolina Utilities Commission

NC WARN...........................	N.C. Waste Awareness and Reduction Network

NDTF...................................	Nuclear decommissioning trust funds

NEIL....................................	Nuclear Electric Insurance Limited

NMC....................................	National Methanol Company

NOL....................................	Net operating loss

NOx.....................................	Nitrogen oxide

Non-GHG............................	Non Greenhouse Gas

NPNS..................................	Normal purchase/normal sale

NRC....................................	U.S. Nuclear Regulatory Commission

NSPS..................................	New Source Performance Standard

NSR....................................	New Source Review

NWPA.................................	Nuclear Waste Policy Act of 1982

NYSE..................................	New York Stock Exchange

Oconee...............................	Oconee Nuclear Station

OPC....................................	Florida Office of Public Counsel

OPEB..................................	Other Post-Retirement Benefit Obligations

ORS....................................	South Carolina Office of Regulatory Staff

OUCC..................................	Indiana Office of Utility Consumer Counselor

OVEC..................................	Ohio Valley Electric Corporation

the Parent...........................	Duke Energy Corporation Holding Company

PJM.....................................	PJM Interconnection, LLC

Progress Energy..................	Progress Energy, Inc.

PSCSC................................	Public Service Commission of South Carolina

PSD....................................	Prevention of Significant Deterioration

Public Staff..........................	North Carolina Utilities Commission Public Staff

PUCO..................................	Public Utilities Commission of Ohio

QF.......................................	Qualified Facilities

QSPE..................................	Qualifying Special Purpose Entity

QUIPS.................................	Quarterly Income Preferred Securities

Relative TSR.......................	TSR of Duke Energy stock relative to a pre-defined peer group

REPS..................................	Renewable Energy and Energy Efficiency Portfolio Standard

Robinson.............................	Robinson Nuclear Station

RPM....................................	Reliability Pricing Model

RSP....................................	Rate Stabilization Plan

RTO....................................	Regional Transmission Organization

SAFSTOR...........................	Safe Storage Configuration

SCOA..................................	Sumitomo Corporation of America

SEC....................................	Securities and Exchange Commission

Segment Income.................	Income from continuing operations net of income attributable to noncontrolling interests

SO2.....................................	Sulfur dioxide

Spectra Energy...................	Spectra Energy Corp.

Spectra Capital....................	Spectra Energy Capital, LLC (formerly Duke Capital LLC)

S&P....................................	Standard & Poor’s Rating Services

SSO....................................	Standard Service Offer

Subsidiary Registrants.........	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana

Supreme Court....................	U.S. Supreme Court

Sutton.................................	L.V. Sutton combined cycle facility

the Trust..............................	FPC Capital I Trust

TSR.....................................	Total shareholder return

VEBA I................................	Duke Energy Corporation Employee Benefits Trust

Vermillion.............................	Vermillion Generating Station

VIE......................................	Variable Interest Entity

VSP....................................	Voluntary Severance Program

WACC.................................	Weighted Average Cost of Capital

WVPA.................................	Wabash Valley Power Association, Inc.

PART I

ITEM 1. BUSINESS

DUKE ENERGY

General

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the U.S. primarily through its direct and indirect wholly owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Progress, Inc. (Duke Energy Progress) (formerly Carolina Power & Light Company d/b/a Progress Energy Carolinas), Duke Energy Florida, Inc. (Duke Energy Florida) (formerly Florida Power Corporation d/b/a Progress Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Progress, Progress Energy, Inc. (Progress Energy), Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana, which are collectively referred to as the Subsidiary Registrants. All of these entities, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

The Duke Energy Registrants electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports.

The public may read and copy any materials the Duke Energy Registrants file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about the Duke Energy Registrants, including reports filed with the SEC, is available through Duke Energy’s website at http://www.duke-energy.com. Such reports are accessible at no charge and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

Business Segments

Duke Energy conducts its operations in three business segments; Regulated Utilities, International Energy and Commercial Power. The remainder of Duke Energy’s operations are presented as Other. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. For additional information on each of these business segments, including financial and geographic information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

The following sections describe the business and operations of each of Duke Energy’s reportable business segments, as well as Other.

regulated utilities

Regulated Utilities conducts operations primarily through Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana, and the regulated transmission and distribution operations of Duke Energy Ohio. These electric and gas operations are subject to the rules and regulations of the FERC, the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Florida Public Service Commission (FPSC), the Public Utilities Commission of Ohio (PUCO), the Indiana Utility Regulatory Commission (IURC), and the Kentucky Public Service Commission (KPSC).

Regulated Utilities serves 7.2 million retail electric customers in six states in the Southeast and Midwest regions of the United States. Its service area covers approximately 104,000 square miles with an estimated population of 21 million people. Regulated Utilities serves 500,000 retail natural gas customers in southwestern Ohio and northern Kentucky. Electricity is also sold wholesale to incorporated municipalities, electric cooperative utilities and other load-serving entities.

The following table represents the distribution of billed sales by customer class for the year ended December 31, 2013.

	Duke Energy Carolinas(a)	Duke Energy Progress(a)	Duke Energy Florida(b)	Duke Energy Ohio(c)	Duke Energy Indiana(d)
Residential	32%	29%	49%	36%	27%
General service	32%	25%	39%	38%	25%
Industrial	25%	18%	8%	24%	31%
Total retail sales	89%	72%	96%	98%	83%
Wholesale sales	11%	28%	4%	2%	17%
Total sales	100%	100%	100%	100%	100%

(a)

Primary general service sectors include healthcare, education, financial services, information technology and military buildings. Primary industrial sectors include textiles, chemicals, rubber and plastics, paper, food and beverage, and auto manufacturing.

(b)

Primary general service sectors include tourism, healthcare and agriculture. Primary industrial sectors include phosphate rock mining and processing, electronics design and manufacturing, and citrus and other food processing.

(c)

Primary general service sectors include healthcare, education, real estate and rental leasing, financial and insurance services, and wholesale trade services. Primary industrial sectors include aerospace, primary metals, chemicals and food.

(d)

Primary general service sectors include retail, financial, healthcare and education services. Primary industrial sectors include primary and fabricated metals, transportation equipment, building materials, food and beverage, and chemicals.

The number of residential, general service and industrial customers within the Regulated Utilities service territory is expected to increase over time. However, growth in the near-term is being hampered by the current economic conditions. Average usage per residential customer is

PART I

expected to remain flat for the foreseeable future. While total industrial sales increased in 2013 when compared to 2012, the growth rate was modest when compared to historical periods.

Seasonality and the Impact of Weather

Regulated Utilities’ costs and revenues are influenced by seasonal patterns. Peak sales of electricity occur during the summer and winter months, resulting in higher revenue and cash flows in these periods. By contrast, lower sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance. Peak gas sales occur during the winter months. Residential and general service customers are most impacted by weather. Estimated weather impacts are based on actual current period weather compared to normal weather conditions. Normal weather conditions are defined as the long-term average of actual historical weather conditions.

The estimated impact of weather on earnings is based on the number of customers, temperature variances from a normal condition and customers’ historic usage levels and patterns. The methodology used to estimate the impact of weather does not and cannot consider all variables that may impact customer response to weather conditions such as humidity and relative temperature changes. The precision of this estimate may also be impacted by applying long-term weather trends to shorter term periods.

Degree-day data are used to estimate energy required to maintain comfortable indoor temperatures based on each day’s average temperature. Heating-degree days measure the variation in weather based on the extent the average daily temperature falls below a base temperature. Cooling-degree days measure the variation in weather based on the extent the average daily temperature rises above the base temperature. Each degree of temperature below the base temperature counts as one heating-degree day and each degree of temperature above the base temperature counts as one cooling-degree day.

Competition

Retail

Regulated Utilities’ businesses operate as the sole supplier of electricity within their service territories, with the exception of Ohio, which has a competitive electricity supply market. Regulated Utilities owns and operates all of the facilities necessary to generate, transmit and distribute electricity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable electricity at fair prices. Competition in the regulated electric distribution business is primarily from on-site generation of industrial customers and distributed generation, such as rooftop solar, at residential, general service and/or industrial customer sites.

Regulated Utilities is not aware of any proposed legislation in any jurisdiction that would give its retail customers the right to choose their electricity provider or otherwise restructure or deregulate the electric industry.

Although there is no pending legislation at this time, if the retail jurisdictions served by Regulated Utilities become subject to deregulation, the recovery of stranded costs could become a significant consideration. Stranded costs primarily include the generation assets of Regulated Utilities whose value in a competitive marketplace may be less than their current book value, as well as above-market purchased power commitments from qualified facilities (QFs). QFs are typically small power production facilities that generate power within a utility company’s service territory for which the utility companies are legally obligated to purchase the energy at an avoided cost rate. Thus far, all states that have passed restructuring legislation have provided for the opportunity to recover a substantial portion of stranded costs.

Regulated Utilities’ largest stranded cost exposure is primarily related to Duke Energy Florida’s purchased power commitments with QFs, under which it has future minimum expected capacity payments through 2025 of $3.5 billion. Duke Energy Florida was obligated to enter into these contracts under provisions of the Public Utilities Regulatory Policies Act of 1978. Duke Energy Florida continues to seek ways to address the impact of escalating payments under these contracts. However, the FPSC allows full recovery of the retail portion of the cost of power purchased from QFs. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies” for additional information related these purchased power commitments.

In Ohio, Regulated Utilities conducts competitive auctions for electricity supply. The cost of energy purchased through these auctions is recovered from retail customers. Regulated Utilities earns retail margin in Ohio on the transmission and distribution of electricity only and not on the cost of the underlying energy.

Wholesale

Regulated Utilities competes with other utilities and merchant generators for bulk power sales, sales to municipalities and cooperatives, and wholesale transactions. The principal factors in competing for these sales are price, availability of capacity and power, and reliability of service. Prices are influenced primarily by market conditions and fuel costs.

Increased competition in the wholesale electric utility industry and the availability of transmission access could affect Regulated Utilities’ load forecasts, plans for power supply and wholesale energy sales and related revenues. Wholesale energy sales will be impacted by the extent to which additional generation is available to sell to the wholesale market and the ability of Regulated Utilities to attract new customers and to retain existing customers.

Energy Capacity and Resources

Regulated Utilities owns approximately 50,000 megawatts (MW) of generation capacity. For additional information on Regulated Utilities’ generation facilities, see Item 2, “Properties.”

Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause Regulated Utilities to purchase power for its customers include generating plant outages, extreme weather conditions, generation reliability, growth, and price. Regulated Utilities has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy, and reliability of power supply.

PART I

Regulated Utilities’ generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve retail customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

Recently Completed Generation Projects

Regulated Utilities completed its generation fleet modernization program in 2013. The additional capacity from this program has allowed Regulated Utilities to retire or plan to retire older, less efficient capacity. The following table summarizes the generation projects constructed and placed in service during the past three years.

		Megawatts	Fuel	Commercial Operation	Cost (in millions)
Duke Energy Carolinas	Cliffside Unit 6	825	Coal	2012	$2,100
Duke Energy Carolinas	Buck Combined Cycle	620	Natural Gas	2011	675
Duke Energy Carolinas	Dan River Combined Cycle	620	Natural Gas	2012	675
Duke Energy Progress	H.F. Lee Combined Cycle	920	Natural Gas	2012	725
Duke Energy Progress	Smith Combined Cycle	1,084	Natural Gas	2011	575
Duke Energy Progress	L.V. Sutton Combined Cycle	625	Natural Gas	2013	575
Duke Energy Indiana	Edwardsport IGCC	618	Coal	2013	3,550
Total		5,312			$8,875

Potential Plant Retirements

The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (15-20 years) and options being considered to meet those needs. The IRPs filed by the Subsidiary Registrants in 2013 and 2012 included planning assumptions to potentially retire certain coal-fired generating facilities earlier than their current estimated useful lives. These facilities do not have the requisite emission control equipment, primarily to meet U.S. Environmental Protection Agency (EPA) regulations that are not yet effective. These facilities total approximately 2,447 MW at five sites. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any assets are retired. For additional information related to potential plant retirements see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

Sources of Electricity

Regulated Utilities relies principally on coal, natural gas and nuclear fuel for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2013.

	Generation by Source(a)(e)			Cost of Delivered Fuel per Net Kilowatt-hour Generated (Cents)(a)(e)
	2013	2012	2011	2013	2012	2011
Coal(b)	35.7%	39.1%	52.6%	3.67	3.55	3.17
Nuclear(b)	28.7%	30.8%	33.0%	0.66	0.62	0.55
Oil and gas(b)	21.3%	14.0%	1.2%	4.18	4.03	5.89
All fuels (cost-based on weighted average)(b)	85.7%	83.9%	86.8%	2.79	2.55	2.21
Hydroelectric and solar(c)	1.5%	0.8%	0.9%
Total generation	87.2%	84.7%	87.7%
Purchased power and net interchange(d)	12.8%	15.3%	12.3%
Total sources of energy	100.0%	100.0%	100.0%

(a)	Statistics include Duke Energy Progress and Duke Energy Florida beginning July 2, 2012.
(b)	Statistics related to all fuels reflect Regulated Utilities' ownership interest in jointly owned generation facilities.
(c)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
(d)	Purchased power includes renewable energy purchases.
(e)	Includes the effect of the Joint Dispatch Agreement (JDA) and Mitigation Sales. Mitigation sales are excluded from the Regulated Utilities segment.

Coal

Regulated Utilities meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. Regulated Utilities uses spot-market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which have various price adjustment provisions and market re-openers, range from 2014 to 2016 for Duke Energy Carolinas, 2014 to 2018 for Duke Energy Progress, 2014 to 2016 for Duke Energy Florida, and 2014 to 2025 for Duke Energy Indiana. Regulated Utilities expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in Central Appalachia and the Illinois Basin. Coal purchased for Indiana is primarily produced in Indiana and Illinois. Regulated Utilities has an adequate supply of coal under contract to fuel its projected 2014 operations and a significant portion of supply to fuel its projected 2015 operations. Coal inventory levels have begun to normalize during the past year as weather patterns have trended closer to historical averages, combined with improving economic indicators and higher natural gas prices, which are resulting in higher coal-fired generation. Significantly colder than normal temperatures in December 2013 and January 2014 continued the trend of higher natural gas prices and increased coal-fired generation.

PART I

The current average sulfur content of coal purchased by Regulated Utilities is between 1.5 percent and 2 percent for Duke Energy Carolinas, between 1.5 percent and 2 percent for Duke Energy Progress, between 1 percent and 2.5 percent for Duke Energy Florida, and between 2 percent and 3 percent for Duke Energy Indiana. Regulated Utilities’ environmental controls, in combination with the use of sulfur dioxide (SO2) emission allowances, enable Regulated Utilities to satisfy current SO2 emission limitations for its existing facilities.

Nuclear

The industrial processes for producing nuclear generating fuel generally involve the mining and milling of uranium ore to produce uranium concentrates, and services to convert, enrich, and fabricate fuel assemblies.

Regulated Utilities has contracted for uranium materials and services to fuel its nuclear reactors. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Regulated Utilities staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements in the near-term and decreasing portions of its fuel requirements over time thereafter. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with spot market purchases. Due to the technical complexities of changing suppliers of fuel fabrication services, Regulated Utilities generally sources these services to a single domestic supplier on a plant-by-plant basis using multi-year contracts.

Regulated Utilities has entered into fuel contracts that cover 100 percent of its uranium concentrates, conversion services, and enrichment services requirements through at least 2014 and cover fabrication services requirements for these plants through at least 2018. For future requirements not already covered under long-term contracts, Regulated Utilities believes it will be able to renew contracts as they expire, or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.

Oil and Gas

Oil and natural gas supply for Regulated Utilities’ generation fleet is purchased under term and spot contracts from various suppliers. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to limit a portion of their exposure to price fluctuations for natural gas. Regulated Utilities has dual-fuel generating facilities that can operate with both fuel oil and natural gas. The cost of Regulated Utilities’ oil and natural gas is either at a fixed price or determined by market prices as reported in certain industry publications. Regulated Utilities believes it has access to an adequate supply of oil and gas for the reasonably foreseeable future. Regulated Utilities’ natural gas transportation for its gas generation is purchased under term firm transportation contracts with interstate and intrastate pipelines. Regulated Utilities may also purchase additional shorter-term transportation for its load requirements during peak periods. The Regulated Utilities natural gas plants are served by several supply zones and multiple pipelines.

Purchased Power

Regulated Utilities purchased approximately 11.7 million megawatt-hours (MWh), 19.8 million MWh and 19.0 million MWh of its system energy requirements during 2013, 2012, and 2011, respectively, under purchase obligations and leases and had 3,800 and 4,500 MW of firm purchased capacity under contract during 2013 and 2012, respectively. These amounts include MWh for Duke Energy Progress and Duke Energy Florida for all periods presented. These agreements include approximately 398 MW of firm capacity under contract by Duke Energy Florida with certain QFs. Regulated Utilities may need to acquire additional purchased power capacity in the future to accommodate a portion of its system load needs. Regulated Utilities believes that it can obtain adequate purchased power to meet these needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.

Gas for Retail Distribution

Regulated Utilities is responsible for the purchase and the subsequent delivery of natural gas to retail customers in its Ohio and Kentucky service territories. Regulated Utilities’ natural gas procurement strategy is to buy firm natural gas supplies and firm interstate pipeline transportation capacity during the winter season and during the non-heating season through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity. This strategy allows Regulated Utilities to assure reliable natural gas supply for its non-curtailable customers during peak winter conditions and provides Regulated Utilities the flexibility to reduce its contract commitments if firm customers choose alternate gas. In 2013, firm supply purchase commitment agreements provided approximately 100 percent of the natural gas supply.

Inventory

Generation of electricity is capital intensive. Regulated Utilities must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2013, the inventory balance for Regulated Utilities was $3,043 million. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information.

Dan River Ash Basin Release

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river.

Duke Energy cannot reasonably estimate the cost associated with remediation of this release at this time. Other costs related to the Dan River release and other ash basins, including regulatory directives, natural resources damages, future lawsuits, future claims, long-term environmental impact costs, long-term operational changes, and costs associated with new laws and regulations cannot be reasonably estimated at this time.

PART I

Nuclear Matters

Regulated Utilities owns, wholly or partially, 12 nuclear reactors located at seven stations. Nuclear insurance includes: nuclear liability coverage; property, decontamination and premature decommissioning coverage; and replacement power expense coverage. Joint owners reimburse Regulated Utilities for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which currently is $13.6 billion. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies — Nuclear Insurance,” for more information.

Regulated Utilities has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC, FPSC and PSCSC require Regulated Utilities to update their cost estimates for decommissioning their nuclear plants every five years.

The following table summarizes the fair value of nuclear decommissioning trust fund (NDTF) balances and cost study results for Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida.

	NDTF
	December 31, 2013	December 31, 2012	Decommissioning Costs(a) (b)	Year of Cost Study
Duke Energy Carolinas	$2,840	$2,354	$3,420	2013
Duke Energy Progress	1,539	1,259	3,000	2009
Duke Energy Florida	753	629	1,083	2013

(a)	Represents cost per the most recent site-specific nuclear decommissioning cost studies, including costs to decommission plant components not subject to radioactive contamination.
(b)	Includes the Subsidiary Registrants' ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.

The NCUC, FPSC and PSCSC have allowed Regulated Utilities’ to recover estimated decommissioning costs through retail rates over the expected remaining service periods of their nuclear stations. Regulated Utilities believes the decommissioning costs being recovered through rates, when coupled with the existing fund balance and expected fund earnings, will be sufficient to provide for the cost of future decommissioning. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for more information.

The Nuclear Waste Policy Act of 1982 (as amended) (NWPA) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The NWPA promotes increased usage of interim storage of spent nuclear fuel at existing nuclear plants. Regulated Utilities will continue to maximize the use of spent fuel storage capability within its own facilities for as long as feasible.

Under federal law, the U.S. Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. Delays have occurred in the DOE’s proposed permanent repository to be located at Yucca Mountain, Nevada.

Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. With certain modifications and additional approvals by the Nuclear Regulatory Commission (NRC), including the expansion of on-site dry cask storage facilities, spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel through the expiration of the operating licenses, including any license renewals, for all sites except Shearon Harris Nuclear Station (Harris) and Crystal River Unit 3. Under current regulatory guidelines, Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. Crystal River Unit 3 was retired in 2013, with plans to place the facility in SAFSTOR (extended storage) prior to final decommissioning. An on-site dry cask storage facility will be installed to accommodate storage of all spent nuclear fuel until the DOE accepts the spent nuclear fuel.

The nuclear power industry faces uncertainties with respect to the cost and long-term availability of disposal sites for spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, capital outlays for modifications and new plant construction, the technological and financial aspects of decommissioning plants at the end of their licensed lives, and requirements relating to nuclear insurance. Nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs, uprates and certain other modifications.

Regulated Utilities is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. The following table includes the current expiration of nuclear operating licenses.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Unit 1	2043
Catawba Unit 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Unit 1	2033
Oconee Unit 2	2033
Oconee Unit 3	2034
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
Duke Energy Florida
Crystal River Unit 3(a)	2016

(a)	Duke Energy Florida has requested the NRC terminate the Crystal River Unit 3 operating license as a result of the retirement of the unit.

PART I

The NRC issues orders with regard to security at nuclear plants in response to new or emerging threats. The most recent orders include additional restrictions on nuclear plant access, increased security measures at nuclear facilities and closer coordination with intelligence, military, law enforcement and emergency response functions at the federal, state and local levels. As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

Regulation

State

The NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (collectively, the state utility commissions) approve rates for retail electric and gas service within their respective states. The state utility commissions, except for the PUCO, also have authority over the construction and operation of Regulated Utilities’ generating facilities. Certificates of Public Convenience and Necessity (CPCN) issued by the state utility commissions, as applicable, authorize Regulated Utilities to construct and operate its electric facilities, and to sell electricity to retail and wholesale customers. Prior approval from the relevant state utility commission is required for Regulated Utilities to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus earn a reasonable rate of return on its invested capital, including equity.

Each of the state utility commissions allows recovery of certain costs through various cost-recovery clauses, to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent. The clauses are in addition to approved base rates.

Fuel, fuel-related costs and certain purchased power costs are eligible for recovery by Regulated Utilities. Regulated Utilities uses coal, oil, hydroelectric, natural gas and nuclear fuel to generate electricity, thereby maintaining a diverse fuel mix that helps mitigate the impact of cost increases in any one fuel. Due to the associated regulatory treatment and the method allowed for recovery, changes in fuel costs from year to year have no material impact on operating results of Regulated Utilities, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for fuel costs and recovery from ratepayers can adversely impact the timing of cash flows of Regulated Utilities.

The following table summarizes base rate cases approved and effective in the past three years.

	Annual Increase	Return on Equity	Equity Component of Capital Structure	Effective Date	Other
Duke Energy Carolinas 2013 North Carolina Rate Case(a)	$234	10.2%	53%	September 2013	(b)
Duke Energy Carolinas 2013 South Carolina Rate Case(a)	118	10.2%	53%	September 2013	(c)
Duke Energy Carolinas 2011 North Carolina Rate Case	309	10.5%	53%	February 2012
Duke Energy Carolinas 2011 South Carolina Rate Case	93	10.5%	53%	February 2012
Duke Energy Progress 2012 North Carolina Rate Case(a)	178	10.2%	53%	June 2013	(d)
Duke Energy Ohio 2012 Electric Rate Case	49	9.84%	53%	May 2013
Duke Energy Ohio 2012 Natural Gas Rate Case	-	9.84%	53%	December 2013	(e)
Duke Energy Florida 2013 FPSC Settlement	-	10.5%	49%	October 2013	(f)(h)
Duke Energy Florida 2012 FPSC Settlement	150	10.5%	49%	January 2013	(g)(h)

(a)	Rates will increase over a two or three year period as approved by the NCUC and PSCSC. Annual increase amounts represent the total increase once effective.
(b)

Terms of this rate case include (i) recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) a $10 million shareholder contribution to agencies providing energy assistance to low-income customers, (iii) an annual reduction in the regulatory liability for costs of removal of $30 million for each of the first two years, and (iv) no additional base rate increases to be effective before September 2015.

(c)

Terms of this rate case include (i) recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) an approximate $4 million shareholder contribution to agencies providing energy assistance to low-income customers and for economic development, (iii) a reduction in the regulatory liability for costs of removal of $45 million for the first year, and (iv) no additional base rate increases to be effective before September 2015.

(d)

Terms of this rate case include (i) recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) a $20 million shareholder contribution to agencies providing energy assistance to low-income customers, and (iii) a reduction in the regulatory liability for costs of removal of $20 million for the first year.

(e)

Although the PUCO approved no increase in base rates, more than half of the revenue request was approved to be recovered in various riders, including recovery of costs related to former manufactured gas plants (MGP). Recovery of $56 million of MGP costs via a rider was approved in November 2013. The rider is effective in March 2014.

(f)

Terms of this settlement include (i) no additional base rate increases until 2019, (ii) partial recovery of Crystal River Unit 3 beginning in 2014, and (iii) full recovery of Crystal River Unit 3, not to exceed $1,466 million, plus the cost to build a dry cask storage facility, beginning no later than 2017.

(g)	Terms of this settlement include the removal of Crystal River Unit 3 assets from rate base.
(h)	Capital structure includes deferred income tax, customer deposits and investment tax credits.

For more information on rate matters and other regulatory proceedings, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters — Rate Related Information.”

PART I

Federal

The FERC approves Regulated Utilities’ cost-based rates for electric sales to certain wholesale customers, as well as sales of transmission service. Regulations of FERC and the state utility commissions govern access to regulated electric and gas customers and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with Regulated Utilities.

Regional Transmission Organizations (RTO). PJM Interconnection, LLC (PJM) and Midcontinent Independent Transmission System Operator, Inc. (MISO) are the Independent System Operators (ISO) and FERC-approved RTOs for the regions in which Duke Energy Ohio and Duke Energy Indiana operate. PJM and MISO operate energy, capacity and other markets, and, through central dispatch, control the day-to-day operations of bulk power systems.

Duke Energy Ohio is a member of PJM and Duke Energy Indiana is a member of MISO. Transmission owners in these RTOs have turned over control of their transmission facilities, and their transmission systems are currently under the dispatch control of the RTOs. Transmission service is provided on a region-wide, open-access basis using the transmission facilities of the RTO members at rates based on the costs of transmission service.

Environmental. Regulated Utilities is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section.

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.

INTERNATIONAL ENERGY

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas, and natural gas liquids outside the U.S. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company (NMC), a large regional producer of methanol and methyl tertiary butyl ether (MTBE) located in Saudi Arabia. International Energy’s ownership interest will decrease to 17.5 percent by the end of 2016. The investment in NMC is accounted for under the equity method of accounting.

International Energy’s customers include retail distributors, electric utilities, independent power producers, marketers, and industrial and commercial companies. International Energy’s current strategy is focused on optimizing the value of its current Latin American portfolio and expanding the portfolio through investment in generation opportunities in Latin America.

For information on International Energy’s generation facilities, see Item 2, “Properties.”

Competition and Regulation

International Energy’s sales and marketing of electric power and natural gas competes directly with other generators and marketers serving its market areas. Competitors are country and region-specific but include government-owned electric generating companies, local distribution companies with self-generation capability and other privately owned electric generating and marketing companies. The principal elements of competition are price and availability, terms of service, flexibility and reliability of service.

A high percentage of International Energy’s portfolio consists of baseload hydroelectric generation facilities, which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic activity, conservation, legislation, governmental regulations, weather, additional generation capacities and other factors affect the supply and demand for electricity in the regions served by International Energy.

International Energy’s operations are subject to both country-specific and international laws and regulations. (See “Environmental Matters” in this section.)

COMMERCIAL POWER

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation operations consist primarily of Duke Energy Ohio’s coal-fired and gas-fired nonregulated generation assets located in the Midwest region of the United States and wind and solar generation located throughout the United States. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units.

Generation from the coal-fired and gas-fired assets is dispatched into the PJM wholesale market. These assets earn energy and capacity revenue at market prices. Duke Energy Ohio is a PJM Fixed Resource Requirement (FRR) entity through May 31, 2015. As an FRR entity, Duke Energy Ohio is obligated to self-supply capacity for the Duke Energy Ohio load zone. Commercial Power has economically hedged its forecasted coal-fired generation and a significant portion of its forecasted gas-fired generation for 2014. Commercial Power also has long-term economic hedges in place for a portion of expected coal and gas generation through 2017 and 2018, respectively. Capacity revenues are 100 percent fixed in PJM through May 2017.

Energy and renewable energy credits generated by wind and solar projects are generally sold at contractual prices. Contracts are executed with load serving entities, which, in most instances, have obligations under state-mandated renewable energy portfolio standards or similar state or local renewable energy goals. Most contracts have a term which approximates the estimated useful life of the underlying generation project. In addition, Commercial Power operates and develops transmission projects.

For information on Commercial Power’s generation facilities, see Item 2, “Properties.”

PART I

Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Supplier (CRES) provider in Ohio. Duke Energy Retail serves retail electric and gas customers in Ohio with energy and other energy services at competitive rates.

Capacity Rider Filing

On August 29, 2012, Duke Energy Ohio applied to the PUCO for the establishment of a charge for capacity provided pursuant to its obligations as an FRR entity. The charge, which is consistent with Ohio’s state compensation mechanism, is estimated to be approximately $729 million, and reflects Duke Energy Ohio’s embedded cost of capacity. On February 13, 2013, the PUCO denied Duke Energy Ohio’s request.

Midwest Generation Exit

On February 17, 2014, Duke Energy Ohio announced that it had initiated a process to exit its nonregulated Midwest generation business. Considering a marketing period of several months and potential regulatory approvals, Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business by early to mid-2015. In the first quarter of 2014, Duke Energy Ohio will reclassify approximately $3.5 billion carrying value of its Midwest generation business to assets held for sale and expects to record an estimated pretax impairment charge of $1 billion to $2 billion to reduce the carrying value to estimated sales proceeds less cost to sell.

Other Matters

Commercial Power is subject to regulation at the federal level, primarily from the FERC. Regulations of the FERC govern access to regulated electric customer and other data by nonregulated entities, services provided between regulated and nonregulated energy affiliates, and Commercial Power’s investments in transmission projects. These regulations affect the activities of Commercial Power.

For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters — Rate Related Information.”

Commercial Power is subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and other EPA regulations under development, and the potential impacts such legislation could have on Duke Energy’s operations.

Market Environment and Competition

The market price of commodities and services, along with the quality and reliability of services provided, drive competition in the wholesale energy business. Commercial Power’s main competitors include other nonregulated generators and wholesale power providers.

Sources of Electricity

Commercial Power relies on coal and natural gas for its generation of electric energy.

Coal

Commercial Power meets its coal demand through a portfolio of purchase supply contracts and spot agreements. Large amounts of coal are purchased under supply contracts with mining operators who mine both underground and at the surface. Commercial Power uses spot-market purchases to meet coal requirements not met by supply contracts. Expiration dates for its supply contracts, which have various price adjustment provisions and market re-openers, range through 2018. Commercial Power expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The majority of Commercial Power’s coal is sourced from mines in the Northern Appalachian and Illinois basins. Commercial Power has an adequate supply of coal to fuel its projected 2014 operations. The majority of Commercial Power’s coal-fired generation is equipped with environmental controls. As a result, Commercial Power is able to satisfy the current emission limitations for SO2 for existing facilities.

Gas

Commercial Power is responsible for the purchase of natural gas to its gas turbine generators. In general Commercial Power hedges its natural gas requirements using physical and financial contracts. Physical gas is purchased in the spot market and under long-term contracts to meet generation needs.

OTHER

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes unallocated corporate interest expense, certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, contributions to the Duke Energy Foundation, and other investments in businesses the Company is in various stages of exiting or winding down. On December 31, 2013, Duke Energy sold its interest in DukeNet Communications Holdings, LLC (DukeNet) to Time Warner Cable, Inc. Following the repayment of existing DukeNet indebtedness at closing, transaction expenses and other purchase price adjustments, Duke Energy received cash proceeds of approximately $215 million.

Bison’s principal activities as a captive insurance entity include the indemnification of various business risks and losses, such as property, business interruption, workers’ compensation and general liability of subsidiaries and affiliates of Duke Energy.

Regulation

Certain entities within Other are subject to the jurisdiction of state and local agencies.

PART I

Geographic Regions

For a discussion of Duke Energy’s foreign operations see “Management’s Discussion and Analysis of Results of Operations” and Note 3 to the Consolidated Financial Statements, “Business Segments.”

Employees

On December 31, 2013, Duke Energy had 27,948 employees. A total of 5,548 operating and maintenance employees were represented by unions.

Executive Officers

Lynn J. Good	54

Vice Chairman, President and Chief Executive Officer. Ms. Good assumed her current position in July 2013. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009. Prior to that, she served as President, Commercial Businesses since November 2007. Prior to that, she served as Senior Vice President and Treasurer since December 2006; prior to that she served as Treasurer and Vice President, Financial Planning since October 2006; and prior to that she served as Vice President and Treasurer since April 2006, upon the merger of Duke Energy and Cinergy.

Dhiaa M. Jamil	57

Executive Vice President and President, Duke Energy Nuclear. Mr. Jamil assumed his current position in March 2013. Prior to that, he served as Chief Nuclear Officer since February 2008. He also served as Chief Generation Officer for Duke Energy from July 2009 to June 2012. Prior to that he served as Senior Vice President, Nuclear Support, Duke Energy Carolinas, LLC since January 2007.

Julia S. Janson	49

Executive Vice President, Chief Legal Officer and Corporate Secretary. Ms. Janson assumed her current position in December 2012. Prior to that she had held the position of President of Duke Energy Ohio and Duke Energy Kentucky since 2008. She also held the position of Senior Vice President of Ethics and Compliance and Corporate Secretary for Duke Energy after its merger with Cinergy.

Marc E. Manly	61

Executive Vice President and President, Commercial Businesses. Mr. Manly assumed his current position in December 2012. Prior to that he had held the positions of Chief Legal Officer since April 2006, upon the merger of Duke Energy and Cinergy. He also held the position of Corporate Secretary from December 2008 until December 2012.

Brian D. Savoy	38

Vice President, Controller and Chief Accounting Officer. Mr. Savoy assumed his current position in September 2013. Prior to that he held the position of Director, Forecasting and Analysis since 2009. He held the position of Vice President and Controller of the Commercial Power segment from 2006-2009.

B. Keith Trent	54

Executive Vice President and Chief Operating Officer, Regulated Utilities. Mr. Trent assumed his current position in December 2012. He previously held the position of Executive Vice President, Regulated Utilities upon the merger with Progress Energy in July 2012 and prior to that, President, Commercial Businesses from July 2009 until July 2012. Prior to that he served as Group Executive and Chief Strategy, Policy and Regulatory Officer since May 2007. Prior to that he served as Group Executive and Chief Strategy and Policy Officer since October 2006 and prior to that he served as Group Executive and Chief Development Officer since April 2006, upon the merger of Duke Energy and Cinergy.

Jennifer L. Weber	47

Executive Vice President and Chief Human Resources Officer. Ms. Weber assumed her current position in January 2011. Prior to that she served as Senior Vice President and Chief Human Resources Officer since November 2008. Prior to that she served as Senior Vice President of Human Resources at Scripps Networks Interactive from 2005 to 2008.

Lloyd M. Yates	53

Executive Vice President, Regulated Utilities. Mr. Yates assumed his current position in November 2012. Prior to that, he was named Executive Vice President, Customer Operations in July 2012, upon the merger of Duke Energy and Progress Energy. Mr. Yates served as Chief Executive Officer, Duke Energy Progress, Inc. from July 2007 until June 2012.

Steven K. Young	55

Executive Vice President and Chief Financial Officer. Mr. Young assumed his current position in August 2013. Prior to that, he served as Vice President, Chief Accounting Officer and Controller. He assumed the role of Chief Accounting Officer in July 2012. He assumed the role of Controller in December 2006. Prior to that he served as Vice President and Controller since April 2006, upon the merger of Duke Energy and Cinergy.

Executive officers serve until their successors are duly elected or appointed.

There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

PART I

Environmental Matters

The Duke Energy Registrants are subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Duke Energy is also subject to international laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting the Duke Energy Registrants include, but are not limited to:

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

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on the Duke Energy Registrants’ operations. Additionally, other recently passed and potential future environmental laws and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such laws and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within its regulated operations.

For more information on environmental matters involving the Duke Energy Registrants, including possible liability and capital costs, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies—Environmental.” Except to the extent discussed in Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.

Duke Energy Carolinas

Duke Energy Carolinas generates, transmits, distributes and sells electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas’ service area covers approximately 24,000 square miles and supplies electric service to 2.4 million residential, commercial and industrial customers. For information about Duke Energy Carolinas’ generating plants, see Item 2, “Properties.” Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.

Substantially all of Duke Energy Carolinas operations are regulated and qualify for regulatory accounting. Duke Energy Carolinas operates one reportable business segment, Regulated Utility. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Progress Energy

Progress Energy, Inc. is a public utility holding company primarily engaged in the regulated electric utility business. Headquartered in Raleigh, North Carolina, and subject to regulation by the FERC, it owns Duke Energy Progress and Duke Energy Florida. When discussing Progress Energy’s financial information, it necessarily includes the results of Duke Energy Progress and Duke Energy Florida.

Substantially all of Progress Energy’s operations are regulated and qualify for regulatory accounting. Progress Energy operates one reportable business segment, Regulated Utilities. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Progress

Duke Energy Progress generates, transmits, distributes and sells electricity in portions of North Carolina and South Carolina. Duke Energy Progress’ service area covers approximately 34,000 square miles, and supplies electric service to approximately 1.5 million residential, commercial and industrial customers. For information about Duke Energy Progress’ generating plants, see Item 2, “Properties.” Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.

Substantially all of Duke Energy Progress’ operations are regulated and qualify for regulatory accounting. Duke Energy Progress operates one reportable business segment, Regulated Utility. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Florida

Duke Energy Florida generates, transmits, distributes, and sells electricity in portions of Florida. Duke Energy Florida’s service area covers approximately 20,000 square miles and supplies electric service to approximately 1.7 million residential, commercial and industrial customers. For information about Duke Energy Florida’s generating plants, see Item 2, “Properties.” Duke Energy Florida is subject to the regulatory provisions of the FPSC, NRC and FERC.

PART I

Substantially all of Duke Energy Florida’s operations are regulated and qualify for regulatory accounting. Duke Energy Florida operates one reportable business segment, Regulated Utility. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Ohio

Duke Energy Ohio is a public utility that provides service in portions of Ohio and Kentucky. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries. Duke Energy Ohio is subject to the regulatory provisions of the PUCO, KPSC and FERC.

Business Segments

Duke Energy Ohio operates two business segments: Regulated Utilities and Commercial Power. For additional information on each of these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of each of Duke Energy Ohio’s reportable business segments.

REGULATED UTILITIES

Regulated Utilities transmits and distributes electricity in Ohio. Regulated Utilities also generates, transmits and distributes electricity in Kentucky. Regulated Utilities also transports and sells natural gas in Ohio and Kentucky. Duke Energy Ohio applies regulatory accounting to substantially all of the operations in its Regulated Utilities operating segment.

Duke Energy Ohio’s Regulated Utilities service area covers 3,000 square miles and supplies electric service to 830,000 residential, commercial and industrial customers and provides regulated transmission and distribution services for natural gas to 500,000 customers. See Item 2, “Properties” for further discussion of Duke Energy Ohio’s Regulated Utilities generating facilities.

COMMERCIAL POWER

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s generation operations consist primarily of coal-fired and gas-fired nonregulated generation assets located in the Midwest region of the United States. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Generation from the coal-fired and gas-fired assets is dispatched into the PJM wholesale market. These assets earn energy and capacity revenue at market prices. See Item 2, “Properties”, for further discussion of Duke Energy Ohio’s Commercial Power generating facilities.

On February 17, 2014, Duke Energy Ohio announced that it had initiated a process to exit its nonregulated Midwest generation business. Considering a marketing period of several months and potential regulatory approvals, Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business by early to mid-2015. In the first quarter of 2014, Duke Energy Ohio will reclassify approximately $3.5 billion carrying value of its Midwest generation business to assets held for sale and expects to record an estimated pretax impairment charge of $1 billion to $2 billion to reduce the carrying value to estimated sales proceeds less cost to sell.

Duke Energy Ohio is a PJM FRR entity through May 31, 2015. As an FRR entity, Duke Energy Ohio is required to self-supply capacity for the Duke Energy Ohio load zone.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion related to regulatory filings.

In 2013, 2012, and 2011 Duke Energy Ohio earned approximately 37 percent, 36 percent, and 24 percent, respectively, of its consolidated operating revenues from PJM. These revenues relate to the sale of capacity and electricity from all of Duke Energy Ohio’s nonregulated generation assets in 2013 and 2012 and its gas-fired nonregulated generation assets in 2011.

Duke Energy Indiana

Duke Energy Indiana generates, transmits and distributes electricity in portions of Indiana. Duke Energy Indiana’s service area covers 23,000 square miles and supplies electric service to 800,000 residential, commercial and industrial customers. See Item 2, “Properties” for further discussion of Duke Energy Indiana’s generating facilities, transmission and distribution. Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.

Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting. Duke Energy Indiana operates one reportable business segment, Regulated Utility. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

PART I

ITEM 1A. RISK FACTORS

In addition to other disclosures within this Form 10-K, including Management’s Discussion and Analysis – Matters Impacting Future Results for each registrant in Item 7, and other documents filed with the SEC from time to time, the following factors should be considered in evaluating Duke Energy and its subsidiaries. Such factors could affect actual results of operations and cause results to differ substantially from those currently expected or sought. Unless otherwise indicated, risk factors discussed below generally relate to risks associated with all of the Duke Energy Registrants. Risks identified at the Subsidiary Registrant level are generally applicable to Duke Energy.

Regulatory, Legislative and Legal Risks

The Duke Energy Registrants’ regulated electric revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit their ability to recover costs.

The Duke Energy Registrants’ regulated utility businesses are regulated on a cost-of-service/rate-of-return basis subject to statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Florida, Ohio, Indiana and Kentucky. If the Duke Energy Registrants’ regulated utility earnings exceed the returns established by the state utility commissions, retail electric rates may be subject to review and possible reduction by the commissions, which may decrease the Duke Energy Registrants’ future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, the Duke Energy Registrants’ future earnings could be negatively impacted.

If legislative and regulatory structures were to evolve in such a way that the Duke Energy Registrants’ exclusive rights to serve their regulated customers were eroded, their future earnings could be negatively impacted.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect the Duke Energy Registrants’ financial position, results of operations or cash flows and their utility businesses.

Increased competition resulting from deregulation or restructuring legislation could have a significant adverse impact on the Duke Energy Registrants’ results of operations, financial position, or cash flows. Retail competition and the unbundling of regulated electric service could have a significant adverse financial impact on the Duke Energy Registrants due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. The Duke Energy Registrants cannot predict the extent and timing of entry by additional competitors into the electric markets. The Duke Energy Registrants cannot predict if or when they will be subject to changes in legislation or regulation, nor can they predict the impact of these changes on their financial position, results of operations or cash flows.

The Duke Energy Registrants’ businesses are subject to extensive federal regulation that will affect their operations and costs.

The Duke Energy Registrants are subject to regulation by FERC, NRC, EPA and various other federal agencies. Regulation affects almost every aspect of the Duke Energy Registrants’ businesses, including, among other things, their ability to: take fundamental business management actions; determine the terms and rates of transmission and distribution services; make acquisitions; issue equity or debt securities; engage in transactions with other subsidiaries and affiliates; and pay dividends upstream to the Duke Energy Registrants. Changes to federal regulations are continuous and ongoing. The Duke Energy Registrants cannot predict the future course of regulatory changes or the ultimate effect those changes will have on their businesses. However, changes in regulation can cause delays in or affect business planning and transactions and can substantially increase the Duke Energy Registrants’ costs.

The Dan River ash basin release could impact the financial condition of the Duke Energy Registrants.

There is uncertainty regarding the extent and timing of the costs and liabilities relating to the Dan River ash basin release, including the amount and extent of any civil or criminal penalties, and resulting litigation. These uncertainties are likely to continue for an extended period and may cause costs to increase. Thus, the Dan River ash basin release could have a material adverse impact on the Duke Energy Registrants’ financial position, results of operations and cash flows. Furthermore, releases of a similar nature at any of the Duke Energy Registrants’ other ash basins could also result in a material adverse impact to their financial position, results of operations and cash flows.

The Duke Energy Registrants are subject to numerous environmental laws and regulations requiring significant capital expenditures that can increase the cost of operations, and which may impact or limit business plans, or cause exposure to environmental liabilities.

The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps the Duke Energy Registrants could be required to take to ensure their facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants’ regulatory rate structure and their contracts with customers may not necessarily allow for the recovery of capital costs incurred to comply with new environmental regulations. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all required environmental regulatory approvals for their operating assets or development projects. Delays in obtaining any required environmental regulatory approvals, failure to obtain and comply with them or changes in environmental laws or regulations to more stringent compliance levels could result in additional costs of operation for existing facilities or development of new facilities being prevented, delayed or subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Duke Energy Registrants’ financial position, results of operations or cash flows due to regulatory cost recovery, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

The EPA has proposed new federal regulations governing the management of coal combustion by-products, cooling water intake structures, wastewater and carbon dioxide (CO2) emissions. These regulations, as well as new regulations or legislative actions resulting from the Dan

PART I

River ash basis release, may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.

Duke Energy’s investments and projects located outside of the U.S. expose it to risks related to the laws, taxes, economic and political conditions, and policies of foreign governments. These risks may delay or reduce Duke Energy’s realization of value from its international projects.

Duke Energy currently owns and may acquire and/or dispose of material energy-related investments and projects outside the U.S. The economic, regulatory, market and political conditions in some of the countries where Duke Energy has interests may impact its ability to obtain financing on suitable terms. Other risks relate to its customers’ ability to honor their obligations with respect to projects and investments, delays in construction, limitations on its ability to enforce legal rights, and interruption of business, as well as risks of war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law, regulations, market rules or tax policy.

Operational Risks

The Duke Energy Registrants’ results of operations may be negatively affected by overall market, economic and other conditions that are beyond their control.

Sustained downturns or sluggishness in the economy generally affect the markets in which the Duke Energy Registrants operate and negatively influence electricity operations. Declines in demand for electricity as a result of economic downturns in the Duke Energy Registrants’ regulated electric service territories will reduce overall sales and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity. Although the Duke Energy Registrants’ regulated electric business is subject to regulated allowable rates of return and recovery of certain costs, such as fuel, under periodic adjustment clauses, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. Additionally, prolonged economic downturns that negatively impact the Duke Energy Registrants’ results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values.

The Duke Energy Registrants also sell electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, the Duke Energy Registrants are not guaranteed any rate of return on their capital investments through mandated rates, and revenues and results of operations are likely to depend, in large part, upon prevailing market prices. These market prices may fluctuate substantially over relatively short periods of time and could reduce the Duke Energy Registrants’ revenues and margins, thereby diminishing results of operations.

Factors that could impact sales volumes, generation of electricity and market prices at which the Duke Energy Registrants are able to sell electricity are as follows:

•          weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease the ability to operate facilities in an economical manner;

•          supply of and demand for energy commodities;

•          transmission or transportation constraints or inefficiencies that impact nonregulated energy operations;

•          availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, nuclear or gas plants, and customer usage of energy-efficient equipment that reduces energy demand;

•          natural gas, crude oil and refined products production levels and prices;

•          ability to procure satisfactory levels of inventory, such as coal, gas and uranium; and

•          capacity and transmission service into, or out of, the Duke Energy Registrants’ markets.

Natural disasters or operational accidents may adversely affect the Duke Energy Registrants’ operating results.

Natural disasters (such as electromagnetic events or the 2011 earthquake and tsunami in Japan) or other operational accidents within the industry (such as the San Bruno, California natural gas transmission pipeline failure) could have direct significant impacts on the Duke Energy Registrants as well as on key contractors and suppliers. Such events could indirectly impact the Duke Energy Registrants through changes to policies, laws and regulations whose compliance costs have a significant impact on the Duke Energy Registrants’ financial position, results of operations and cash flows.

The Duke Energy Registrants’ financial position, results of operations and cash flows may be negatively affected by a lack of growth or slower growth in the number of customers, or decline in customer demand or number of customers.

Growth in customer accounts and growth of customer usage each directly influence demand for electricity and the need for additional power generation and delivery facilities. Customer growth and customer usage are affected by a number of factors outside the control of the Duke Energy Registrants, such as mandated energy-efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.

Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.

Advances in distributed generation technologies that produce power, including fuel cells, micro-turbines, wind turbines, and solar cells, may reduce the cost of alternative methods of producing power to a level competitive with central power station electric production utilized by the Duke Energy Registrants.

PART I

Some or all of these factors, could result in a lack of growth or decline in customer demand for electricity or number of customers, and may cause the failure of the Duke Energy Registrants to fully realize anticipated benefits from significant capital investments and expenditures which could have a material adverse effect on their financial position, results of operations and cash flows.

Furthermore, the Duke Energy Registrants currently have energy-efficiency riders in place to recover the cost of energy-efficiency programs in North Carolina, South Carolina, Florida, Ohio and Kentucky. Should the Duke Energy Registrants be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.

The Duke Energy Registrants’ operating results may fluctuate on a seasonal and quarterly basis and can be negatively affected by changes in weather conditions and severe weather.

Electric power generation is generally a seasonal business. In most parts of the U.S., and other markets in which Duke Energy operates, demand for power peaks during the warmer summer months, with market prices typically peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of the Duke Energy Registrants’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period-to-period comparison less relevant.

Sustained severe drought conditions could impact generation by hydroelectric plants, as well as fossil and nuclear plant operations, as these facilities use water for cooling purposes and for the operation of environmental compliance equipment. Furthermore, destruction caused by severe weather events, such as hurricanes, tornadoes, severe thunderstorms, snow and ice storms, can result in lost operating revenues due to outages; property damage, including downed transmission and distribution lines; and additional and unexpected expenses to mitigate storm damage. The cost of storm restoration efforts may not be fully recoverable through the regulatory process.

The Duke Energy Registrants’ sales may decrease if they are unable to gain adequate, reliable and affordable access to transmission assets.

The Duke Energy Registrants depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver electricity sold to the wholesale market. FERC’s power transmission regulations, as well as those of Duke Energy’s international markets, require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. If transmission is disrupted, or if transmission capacity is inadequate, the Duke Energy Registrants’ ability to sell and deliver products may be hindered.

The different regional power markets have changing regulatory structures, which could affect growth and performance in these regions. In addition, the ISOs who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to address volatility in the power markets. These types of price limitations and other mechanisms may adversely impact the profitability of the Duke Energy Registrants’ wholesale power marketing business.

Fluctuations in commodity prices or availability may adversely affect various aspects of the Duke Energy Registrants’ operations as well as their financial condition, results of operations and cash flows.

The Duke Energy Registrants are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, nuclear fuel, electricity and other energy-related commodities as a result of their ownership of energy-related assets. Fuel costs are recovered primarily through cost-recovery clauses, subject to the approval of state utility commissions.

Additionally, the Duke Energy Registrants are exposed to risk that counterparties will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of, among other things, transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of these fuel suppliers, could limit the Duke Energy Registrants to operate their facilities. Should counterparties fail to perform, the Duke Energy Registrants might be forced to replace the underlying commitment at prevailing market prices possibly resulting in losses in addition to the amounts, if any, already paid to the counterparties.

Certain of the Duke Energy Registrants’ hedge agreements may result in the receipt of, or posting of, derivative collateral with counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to the return of collateral received and/or the posting of collateral with counterparties negatively impact liquidity. Downgrades in the Duke Energy Registrants’ credit ratings could lead to additional collateral posting requirements. The Duke Energy Registrants continually monitor derivative positions in relation to market price activity.

Potential terrorist activities or military or other actions, including cyber attacks and data security breaches, could adversely affect the Duke Energy Registrants’ businesses.

The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil, which may have material adverse effects in ways the Duke Energy Registrants cannot predict at this time. In addition, future acts of terrorism and possible reprisals as a consequence of action by the U.S. and its allies could be directed against companies operating in the U.S. or their international affiliates. Information technology systems, infrastructure and generation facilities such as nuclear plants could be potential targets of terrorist activities or harmful activities by individuals or groups. The potential for terrorism has subjected the Duke Energy Registrants’ operations to increased risks and could have a material adverse effect on their businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for their cyber systems and plants, including nuclear power plants under the NRC’s design basis threat requirements. These increased costs could include additional physical plant security and security personnel or additional capability following a terrorist incident.

Information security risks have generally increased in recent years as a result of the proliferation of new technologies and the increased sophistication and frequency of cyber attacks and data security breaches. The utility industry requires the continued operation of sophisticated information technology systems and network infrastructure, which are part of an interconnected regional grid. Additionally, connectivity to the Internet continues to increase through smart grid and other initiatives. Because of the critical nature of the infrastructure, increased connectivity to the Internet and technology systems’ inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism or other types of data security breaches, the Duke Energy Registrants face a heightened risk of cyber attack. In the event of such an attack, the Duke Energy Registrants could (i) have business operations disrupted, property damaged, customer information stolen and other

PART I

private information accessed (ii) experience substantial loss of revenues, repair and restoration costs, implementation costs for additional security measures to avert future cyber attacks and other financial loss, and (iii) be subject to increased regulation, litigation and reputational damage.

Failure to attract and retain an appropriately qualified workforce could unfavorably impact the Duke Energy Registrants’ results of operations.

Certain events, such as an aging workforce, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the lengthy time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the business, especially considering the workforce needs associated with nuclear generation facilities. If the Duke Energy Registrants are unable to successfully attract and retain an appropriately qualified workforce, their financial position or results of operations could be negatively affected.

Duke Energy’s investments and projects located outside of the U.S. expose it to risks related to fluctuations in currency rates. These risks, and Duke Energy’s activities to mitigate such risks, may adversely affect its cash flows and results of operations.

Duke Energy’s operations and investments outside the U.S. expose it to risks related to fluctuations in currency rates. As each local currency’s value changes relative to the U.S. dollar, the value in U.S. dollars of Duke Energy’s assets and liabilities in such locality and the cash flows generated in such locality, expressed in U.S. dollars, also change. Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real.

Duke Energy selectively mitigates some risks associated with foreign currency fluctuations by, among other things, indexing contracts to the U.S. dollar and/or local inflation rates, hedging through debt denominated or issued in the foreign currency and hedging through foreign currency derivatives. These efforts, however, may not be effective and, in some cases, may expose Duke Energy to other risks that could negatively affect its cash flows and results of operations.

The costs of retiring Duke Energy Florida’s Crystal River Unit 3 could prove to be more extensive than is currently identified.

Exit costs to wind down operations and ultimately to retire and decommission the plant could exceed estimates and, if not recoverable through the regulatory process, could adversely affect Duke Energy’s, Progress Energy’s and Duke Energy Florida’s financial condition, results of operations and cash flows.

Duke Energy Ohio’s and Duke Energy Indiana’s membership in an RTO presents risks that could have a material adverse effect on their results of operations, financial condition and cash flows.

The price at which Duke Energy Ohio can sell its generation capacity and energy is dependent on a number of factors, which include the overall supply and demand of generation and load, other state legislation or regulation, transmission congestion, and its business rules. As a result, the prices in day–ahead and real–time energy markets and RTO capacity markets are subject to price volatility. Administrative costs imposed by RTOs, including the cost of administering energy markets, are also subject to volatility. PJM conducts Reliability Pricing Model (RPM) base residual auctions for capacity on an annual planning year basis. The results of the PJM RPM base residual auction are impacted by the supply and demand of generation and load and also may be impacted by congestion and PJM rules relating to bidding for Demand Response and Energy Efficiency resources. Auction prices could fluctuate substantially over relatively short periods of time. Duke Energy Ohio cannot predict the outcome of future auctions, but if the auction prices are sustained at low levels, its results of operations, financial condition and cash flows could be adversely impacted.

The rules governing the various regional power markets may also change, which could affect Duke Energy Ohio’s and Duke Energy Indiana’s costs and/or revenues. To the degree Duke Energy Ohio and Duke Energy Indiana incur significant additional fees and increased costs to participate in an RTO, their results of operations may be impacted. Duke Energy Ohio and Duke Energy Indiana may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design. Duke Energy Ohio and Duke Energy Indiana may be required to expand their transmission system according to decisions made by an RTO rather than their own internal planning process. While RTO transmission rates were initially designed to be revenue neutral, various proposals and proceedings currently taking place by the FERC may cause transmission rates to change from time to time. In addition, RTOs has been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial impact on Duke Energy Ohio and Duke Energy Indiana.

As a members of an RTO, Duke Energy Ohio and Duke Energy Indiana are subject to certain additional risks, including those associated with the allocation among RTO members, of losses caused by unreimbursed defaults of other participants in the RTO markets and those associated with complaint cases filed against an RTO that may seek refunds of revenues previously earned by RTO members.

Nuclear Generation Risks

Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida may incur substantial costs and liabilities due to their ownership and operation of nuclear generating facilities.

Ownership interest in and operation of nuclear stations by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida subject them to various risks. These risks include, among other things: the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

Ownership and operation of nuclear generation facilities requires compliance with licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by,

PART I

among other things, events within or outside of the control of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, such as a serious nuclear incident at a facility owned by a third party, could necessitate substantial capital and other expenditures, as well as assessments to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on the results of operations and financial condition of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida.

Liquidity, Capital Requirements and Common Stock Risks

The Duke Energy Registrants rely on access to short-term borrowings and longer-term capital markets to finance their capital requirements and support their liquidity needs. Access to those markets can be adversely affected by a number of conditions, many of which are beyond the Duke Energy Registrants’ control.

The Duke Energy Registrants’ businesses are financed to a large degree through debt. The maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from their assets. Accordingly, as a source of liquidity for capital requirements not satisfied by the cash flow from their operations and to fund investments originally financed through debt instruments with disparate maturities, the Duke Energy Registrants rely on access to short-term money markets as well as longer-term capital markets. The Subsidiary Registrants also rely on access to short-term intercompany borrowings. If the Duke Energy Registrants are not able to access capital at competitive rates or at all, the ability to finance their operations and implement their strategy and business plan as scheduled could be adversely affected. An inability to access capital may limit the Duke Energy Registrants’ ability to pursue improvements or acquisitions that they may otherwise rely on for future growth.

Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, the bankruptcy of an unrelated energy company, capital market conditions generally, market prices for electricity and gas, terrorist attacks or threatened attacks on their facilities or unrelated energy companies, or the overall health of the energy industry. The availability of credit under Duke Energy’s revolving credit facilities depends upon the ability of the banks providing commitments under such facilities to provide funds when their obligations to do so arise. Systematic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.

Duke Energy maintains a revolving credit facility to provide back-up for its commercial paper program and letters of credit to support variable rate demand tax-exempt bonds that may be put to the Duke Energy Registrant issuer at the option of the holder. The facility includes borrowing sublimits for the Duke Energy Registrants, each of whom is a party to the credit facility, and financial covenants that limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude Duke Energy from issuing commercial paper or the Duke Energy Registrants from issuing letters of credit or borrowing under the revolving credit facility.

The Duke Energy Registrants must meet credit quality standards and there is no assurance they will maintain investment grade credit ratings. If the Duke Energy Registrants are unable to maintain investment grade credit ratings, they would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect their liquidity.

Each of the Duke Energy Registrants’ senior long-term debt issuances is currently rated investment grade by various rating agencies. The Duke Energy Registrants cannot ensure their senior long-term debt will be rated investment grade in the future.

If the rating agencies were to rate the Duke Energy Registrants below investment grade, their borrowing costs would increase, perhaps significantly. In addition, their potential pool of investors and funding sources would likely decrease. Further, if the short-term debt rating were to fall, access to the commercial paper market could be significantly limited. A reduction in liquidity and borrowing availability could ultimately impact the ability to indefinitely reinvest the earnings of Duke Energy’s international operations, which could result in significant income taxes that would have a material effect on its results of operations.

A downgrade below investment grade could also require the posting of additional collateral in the form of letters of credit or cash under various credit, commodity and capacity agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce the Duke Energy Registrants’ liquidity and profitability and could have a material effect on their financial position, results of operations or cash flows.

Non-compliance with debt covenants or conditions could adversely affect the Duke Energy Registrants’ ability to execute future borrowings.

The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

Market performance and other changes may decrease the value of the NDTF investments of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, which then could require significant additional funding.

Ownership and operation of nuclear generation facilities also requires the maintenance of funded trusts that are intended to pay for the decommissioning costs of the respective nuclear power plants. The performance of the capital markets affects the values of the assets held in trust to satisfy these future obligations. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have significant obligations in this area and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below projected rates of return. Although a number of factors impact funding requirements, a decline in the market value of the assets may increase the funding requirements of the obligations for decommissioning nuclear plants. If Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are unable to successfully manage their NDTF assets, their financial condition, results of operations and cash flows could be negatively affected.

Poor investment performance of the Duke Energy pension plan holdings and other factors impacting pension plan costs could unfavorably impact the Duke Energy Registrants’ liquidity and results of operations.

The costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. The Subsidiary Registrants are allocated their proportionate share of the

PART I

cost and obligations related to these plans. Without sustained growth in the pension investments over time to increase the value of plan assets and, depending upon the other factors impacting costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations, and the Subsidiary Registrants’ proportionate share of such cash funding obligations, could have a material impact on the Duke Energy Registrants’ financial position, results of operations or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PART I

ITEM 2. PROPERTIES

REGULATED UTILITIES

The following table provides information related to Regulated Utilities' electric generation stations as of December 31, 2013. The MW displayed in the table below are based on summer capacity.

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,538	2,538	100%
Catawba(a)	Nuclear	Uranium	SC	2,258	435	19.25
McGuire	Nuclear	Uranium	NC	2,258	2,258	100
Belews Creek	Fossil Steam	Coal	NC	2,220	2,220	100
Marshall	Fossil Steam	Coal	NC	2,078	2,078	100
J.E. Rogers	Fossil Steam	Coal	NC	1,377	1,377	100
Bad Creek	Hydro	Water	SC	1,360	1,360	100
Lincoln	Combustion Turbine	Gas / Oil	NC	1,267	1,267	100
Allen	Fossil Steam	Coal	NC	1,127	1,127	100
Rockingham	Combustion Turbine	Gas / Oil	NC	825	825	100
Jocassee	Hydro	Water	SC	780	780	100
Dan River	Combined Cycle	Gas	NC	637	637	100
Buck	Combined Cycle	Gas	NC	631	631	100
Mill Creek	Combustion Turbine	Gas / Oil	SC	596	596	100
W.S. Lee	Fossil Steam	Coal	SC	370	370	100
Cowans Ford	Hydro	Water	NC	325	325	100
Keowee	Hydro	Water	SC	152	152	100
W.S. Lee	Combustion Turbine	Gas / Oil	SC	82	82	100
Distributed generation	Renewable	Solar	NC	8	8	100
Other small hydro (25 plants)	Hydro	Water	NC / SC	663	663	100
Total Duke Energy Carolinas				21,552	19,729
Duke Energy Progress
Roxboro(b)	Fossil Steam	Coal	NC	2,432	2,342	96.30%
Brunswick(b)	Nuclear	Uranium	NC	1,870	1,527	81.67
Smith	Combined Cycle	Gas / Oil	NC	1,102	1,102	100
Harris(b)	Nuclear	Uranium	NC	928	778	83.83
H.F. Lee	Combined Cycle	Gas / Oil	NC	920	920	100
Wayne County	Combustion Turbine	Gas / Oil	NC	863	863	100
Smith	Combustion Turbine	Gas / Oil	NC	813	813	100
Darlington	Combustion Turbine	Gas / Oil	SC	789	789	100
Robinson	Nuclear	Uranium	SC	741	741	100
Mayo(b)	Fossil Steam	Coal	NC	727	609	83.83
L.V. Sutton	Combined Cycle	Gas / Oil	NC	622	622	100
Asheville	Fossil Steam	Coal	NC	376	376	100
Asheville	Combustion Turbine	Gas / Oil	NC	324	324	100
Weatherspoon	Combustion Turbine	Gas / Oil	NC	129	129	100
Walters	Hydro	Water	NC	112	112	100
L.V. Sutton	Combustion Turbine	Gas / Oil	NC	61	61	100
Blewett	Combustion Turbine	Oil	NC	52	52	100
Other small hydro (3 plants)	Hydro	Water	NC	110	110	100
Total Duke Energy Progress				12,971	12,270
Duke Energy Florida
Crystal River	Fossil Steam	Coal	FL	2,291	2,291	100%
Hines	Combined Cycle	Gas / Oil	FL	1,912	1,912	100
Bartow	Combined Cycle	Gas / Oil	FL	1,074	1,074	100
Anclote	Fossil Steam	Gas / Oil	FL	1,011	1,011	100
Intercession City(c)	Combustion Turbine	Gas / Oil	FL	986	986	(c)
DeBary	Combustion Turbine	Gas / Oil	FL	636	636	100
Tiger Bay	Combined Cycle	Gas / Oil	FL	205	205	100
Bartow	Combustion Turbine	Gas / Oil	FL	177	177	100
Bayboro	Combustion Turbine	Oil	FL	174	174	100
Suwannee River	Combustion Turbine	Gas / Oil	FL	155	155	100
Turner	Combustion Turbine	Oil	FL	134	134	100
Suwannee River	Fossil Steam	Gas / Oil	FL	129	129	100
Higgins	Combustion Turbine	Gas / Oil	FL	105	105	100
Avon Park	Combustion Turbine	Gas / Oil	FL	48	48	100
University of Florida Cogeneration	Combustion Turbine	Gas	FL	46	46	100
Rio Pinar	Combustion Turbine	Oil	FL	12	12	100
Total Duke Energy Florida				9,095	9,095
Duke Energy Ohio
East Bend(d)	Fossil Steam	Coal	KY	600	414	69%
Woodsdale	Combustion Turbine	Gas / Propane	OH	462	462	100
Miami Fort (Unit 6)	Fossil Steam	Coal	OH	163	163	100
Total Duke Energy Ohio				1,225	1,039
Duke Energy Indiana
Gibson(e)	Fossil Steam	Coal	IN	3,132	2,822	90.10%
Cayuga(f)	Fossil Steam	Coal / Oil	IN	1,005	1,005	100
Wabash River(g)	Fossil Steam	Coal / Oil	IN	676	676	100
Edwardsport	Fossil Steam	Coal	IN	595	595	100
Madison	Combustion Turbine	Gas	OH	576	576	100
Vermillion(h)	Combustion Turbine	Gas	IN	568	355	62.50
Wheatland	Combustion Turbine	Gas	IN	460	460	100
Noblesville	Combined Cycle	Gas / Oil	IN	285	285	100
Gallagher	Fossil Steam	Coal	IN	280	280	100
Henry County	Combustion Turbine	Gas / Oil	IN	129	129	100
Cayuga	Combustion Turbine	Gas / Oil	IN	99	99	100
Connersville	Combustion Turbine	Oil	IN	86	86	100
Miami Wabash	Combustion Turbine	Oil	IN	80	80	100
Markland	Hydro	Water	IN	45	45	100
Total Duke Energy Indiana				8,016	7,493
Total Regulated Utilities				52,859	49,626

Totals By Plant Type
Nuclear				10,593	8,277
Fossil Steam				20,589	19,885
Combined Cycle				7,388	7,388
Combustion Turbine				10,734	10,521
Hydro				3,547	3,547
Renewable				8	8
Total Regulated Utilities				52,859	49,626

(a)		Jointly owned with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency.
(b)		Jointly owned with North Carolina Eastern Municipal Power Agency.
(c)

Duke Energy Florida owns and operates Intercession City Station Units 1-10 and 12-14. Unit 11 is jointly owned with Georgia Power Company. Georgia Power Company has the exclusive right to the output of this unit during the months of June through September. Duke Energy Florida has the exclusive right to the output of this unit for the remainder of the year.

(d)		Jointly owned with The Dayton Power and Light Company.
(e)

Duke Energy Indiana owns and operates Gibson Station Units 1-4 and owns 50.05 percent of and operates Unit 5. Unit 5 is jointly owned with Wabash Valley Power Association, Inc. and Indiana Municipal Power Agency.

(f)		Includes Cayuga Internal Combustion (IC).
(g) Includes Wabash River IC.
(h)		Jointly owned with Wabash Valley Power Association.

The following table provides information related to Regulated Utilities' electric transmission and distribution properties as of December 31, 2013.

	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Regulated Utilities
Electric Transmission Lines
Miles of 525 KV	600	300	200	―	―	1,100
Miles of 345 KV	―	―	―	1,000	700	1,700
Miles of 230 KV	2,600	3,300	1,700	―	700	8,300
Miles of 100 to 161 KV	6,800	2,600	1,000	700	1,400	12,500
Miles of 13 to 69 KV	3,100	―	2,300	800	2,500	8,700
Total conductor miles of electric transmission lines	13,100	6,200	5,200	2,500	5,300	32,300
Electric Distribution Lines
Miles of overhead lines	66,700	44,600	24,100	13,800	22,500	171,700
Miles of underground line	35,600	23,000	17,300	5,700	8,400	90,000
Total conductor miles of electric distribution lines	102,300	67,600	41,400	19,500	30,900	261,700
Number of electric transmission and distribution substations	1,500	500	500	300	500	3,300
Miles of gas mains	―	―	―	7,200	―	7,200
Miles of gas service lines	―	―	―	6,100	―	6,100

Substantially all of Regulated Utilities' electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.

INTERNATIONAL ENERGY

The following table provides additional information related to International Energy’s electric generation stations as of December 31, 2013. The MW displayed in the table below are based on summer capacity.

Facility	Primary Fuel		Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Paranapanema(a)	Water		Brazil	2,275	2,089	92%
Egenor	Water / Diesel		Peru	622	622	100
Cerros Colorados	Water / Gas		Argentina	576	524	91
DEI Chile	Water / Diesel / Gas		Chile	380	380	100
DEI El Salvador	Oil / Diesel		El Salvador	328	296	90
DEI Guatemala	Oil / Diesel / Coal		Guatemala	356	356	100
Electroquil	Diesel		Ecuador	192	163	85
Aguaytia	Gas		Peru	170	170	100
Total International Energy				4,899	4,600

(a)		Includes Canoas I and II, which are jointly owned with Companhia Brasileira de Aluminio, as well as the wholly owned Palmeiras and Retiro small hydro plants.

International Energy also owns a 25 percent equity interest in NMC. In 2013, NMC produced approximately 800,000 metric tons of methanol and approximately 1 million metric tons of MTBE. Approximately 40 percent of methanol is normally used in the MTBE production.

COMMERCIAL POWER

The following table provides information related to Commercial Power’s electric generation stations as of December 31, 2013. The MW displayed in the table below are based on summer capacity.

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Duke Energy Ohio
Stuart(a)(b)	Fossil Steam	Coal	OH	2,308	900	39%
Zimmer(a)	Fossil Steam	Coal	OH	1,300	605	46.5
Hanging Rock	Combined Cycle	Gas	OH	1,226	1,226	100
Miami Fort (Units 7 and 8)(a)	Fossil Steam	Coal	OH	1,020	652	64
Beckjord(a)(c)	Fossil Steam	Coal	OH	802	543	67.7
Conesville(a)(b)	Fossil Steam	Coal	OH	780	312	40
Washington	Combined Cycle	Gas	OH	617	617	100
Fayette	Combined Cycle	Gas	PA	614	614	100
Killen(a)(b)	Fossil Steam	Coal	OH	600	198	33
Lee	Combustion Turbine	Gas	IL	568	568	100
Beckjord	Combustion Turbine	Oil	OH	188	188	100
Dick's Creek	Combustion Turbine	Gas	OH	136	136	100
Miami Fort	Combustion Turbine	Oil	OH	56	56	100
Total Duke Energy Ohio				10,215	6,615
Duke Energy Renewables
Los Vientos Windpower	Renewable	Wind	TX	402	402	100%
Top of the World	Renewable	Wind	WY	200	200	100
Notrees	Renewable	Wind	TX	153	153	100
Campbell Hill	Renewable	Wind	WY	99	99	100
North Allegheny	Renewable	Wind	PA	70	70	100
Laurel Hill Wind Energy	Renewable	Wind	PA	69	69	100
Ocotillo	Renewable	Wind	TX	59	59	100
Kit Carson	Renewable	Wind	CO	51	51	100
Silver Sage	Renewable	Wind	WY	42	42	100
Happy Jack	Renewable	Wind	WY	29	29	100
Shirley	Renewable	Wind	WI	20	20	100
Highlander	Renewable	Solar	CA	21	21	100
Bagdad	Renewable	Solar	AZ	15	15	100
TX Solar	Renewable	Solar	TX	14	14	100
Washington White Post	Renewable	Solar	NC	12	12	100
Other small solar	Renewable	Solar	Various	44	44	100
Total Duke Energy Renewables				1,300	1,300
Total Commercial Power				11,515	7,915

Totals By Plant Type
Fossil Steam				6,810	3,210
Combined Cycle				2,457	2,457
Combustion Turbine				948	948
Renewable				1,300	1,300
Total Commercial Power				11,515	7,915

(a)		Jointly owned with Ohio Power Company and/or The Dayton Power & Light Company.
(b)		Station is not operated by Duke Energy Ohio.
(c)		Beckjord Unit 4 with a total capacity of 150 MW was retired on February 17, 2014.

In addition to the above facilities, Commercial Power owns an equity interest in the 585 MW capacity Sweetwater wind projects located in Texas, the 299 MW capacity DS Cornerstone wind projects located in Kansas and the 13 MW capacity INDU Solar Holding JV. Commercial Power's share in these projects is 440 MW.

OTHER

Duke Energy owns approximately 5.2 million square feet and leases 2.9 million square feet of corporate, regional and district office space spread throughout its service territories and in Houston, Texas.

PART I

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”

Ash Basin Litigation

North Carolina Department of Environment and Natural Resources Enforcement Actions

In the first quarter of 2013, environmental organizations sent notices of intent to sue to Duke Energy Carolinas and Duke Energy Progress related to alleged groundwater violations and Clean Water Act violations from coal ash ponds at two of their coal-fired power plants in North Carolina. The North Carolina Department of Environment and Natural Resources (DENR) filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. On October 4, 2013, Duke Energy Carolinas, Duke Energy Progress and DENR negotiated a proposed consent order. The consent order assesses civil penalties (approximately $100,000 in the aggregate) and imposes a compliance schedule requiring Duke Energy Carolinas and Duke Energy Progress to undertake monitoring and data collection activities toward making appropriate corrective action to address any substantiated violations. On February 10, 2014, DENR asked the court to postpone consideration of the consent order while DENR reviews Duke Energy Carolinas’ and Duke Energy Progress’s coal ash ponds in light of the release that occurred at Dan River on February 2, 2014. On February 20, 2014, DENR informed the court it will make a recommendation on the proposed consent order by March 21, 2014. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies – Litigation – Duke Energy Carolinas” for additional information related to the Dan River release.

On August 16, 2013, the DENR filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina, alleging violations of the Clean Water Act and violations of the North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. Catawba Riverkeeper Foundation, Inc. (Catawba Riverkeeper) moved to intervene in the Duke Energy Carolinas case. Southern Environmental Law Center, on behalf of several environmental groups, moved to intervene in the Duke Energy Progress case. On November 17, 2013, the court granted, in part, Catawba Riverkeeper’s and Southern Environmental Law Center’s motions to intervene, allowing them full party status as to certain plants, but granting only permissive intervention for the remaining plants.

Catawba Riverkeeper Foundation, Inc. v. Duke Energy Carolinas

On June 11, 2013, Catawba Riverkeeper filed a separate action in the United States Court for the Western District of North Carolina. The lawsuit contends the state enforcement action discussed above does not adequately address issues raised in its notice of intent to sue. On August 1, 2013, Duke Energy Carolinas filed a motion to dismiss this case in light of North Carolina’s diligent prosecution in the state enforcement actions. Catawba Riverkeeper filed objections to the Magistrate’s recommendation of dismissal on December 18, 2013.

Cape Fear River Watch, Inc., Sierra Club, and Waterkeeper Alliance v. Duke Energy Progress

On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club, and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations. Duke Energy Progress filed a motion to dismiss this lawsuit on November 5, 2013.

For additional information, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Avian Mortalities

On November 22, 2013, Duke Energy entered into a settlement with the U.S. Department of Justice (DOJ) related to the incidental deaths of golden eagles and other migratory birds resulting from turbine collisions at four wind farms in Wyoming. Terms of the agreement include two misdemeanor violations of the Migratory Bird Treaty Act, payment of $1 million in fines and restitution, five years’ probation, and implementation of a migratory bird compliance plan. The agreement includes a ten-year non-prosecution agreement for future incidental deaths at four facilities. Duke Energy undertakes adaptive management practices designed to avoid and minimize additional avian impacts.

Brazilian Transmission Fee Assessments

On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees on generation companies located in the State of Sao Paulo for utilization of the electric transmission system. The fees were retroactive to July 1, 2004 and effective through June 30, 2009. The charges were based upon a flat-fee that failed to take into account the locational usage by each generator. DEIGP's additional assessment under these Resolutions amounts to approximately $57 million inclusive of interest through December 2013. Pending resolution of this dispute on the merits, DEIGP deposited the disputed portion of the assessment into a court-monitored escrow, and paid the undisputed portion to the distribution companies. In a decision published on October 2, 2013, the trial court affirmed an additional fine imposed by ANEEL on April 1, 2009 for DEIGP’s failure to pay the disputed portion of the assessment. DEIGP appealed the trial court’s ruling and deposited $10 million into a court-monitored escrow.

Brazilian Regulatory Citations

In September 2007, the State Environmental Agency of Parana (IAP) assessed seven fines against DEIGP, totaling $15 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. On January 14, 2010, DEIGP received a notice that one of the fines was subsequently increased, on grounds that DEIGP is an alleged repeat offender; however, in 2012 the decision to increase the amount of that fine was reversed. DEIGP filed administrative appeals with respect to all the fines. Between 2009 and 2012, four of the fines, in

PART I

the total amount of $9 million, were judged to be valid in the administrative courts. DEIGP challenged those administrative rulings in the Brazilian state courts, by filing judicial actions for annulment and also requested its payment obligations be enjoined pending resolution on the merits. In one of the four cases, the court granted DEIGP’s request for injunction, and subsequently ruled on the merits in favor of DEIGP. The plaintiff filed an appeal. In two of the four cases, the court granted DEIGP’s request for injunction, and a decision on the merit is pending. In the fourth case, DEIGP’s request for injunction was denied; however, DEIGP was granted permission to deposit the total amount of the fine in the court registry and to suspend entry of the debt in the state tax liability roster.

Additionally, DEIGP was assessed three environmental fines by the Brazilian federal environmental enforcement agency, Brazil Institute of Environment and Renewable Natural Resources (IBAMA), totaling approximately $1 million for improper maintenance of existing reforested areas. DEIGP believes that it has properly maintained all reforested areas and has challenged these assessments.

Gibson Notice of Violations

Pursuant to Notices of Violation dated June 23, 2011 and July 16, 2013, the EPA has asserted that, on several occasions between August 1, 2008 through March 31, 2013, Duke Energy Indiana’s Gibson steam station violated opacity limits contained in its Title V permit. Duke Energy Indiana expects to enter into a settlement agreement with the EPA in the first quarter of 2014, which would require payment of a civil penalty of $199,000.

ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Duke Energy's common stock is listed for trading on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of February 25, 2014, there were approximately 181,065 common stockholders of record.

Common Stock Data by Quarter
	2013			2012
	Dividends			Dividends
	Declared	Stock Price Range(a)		Declared	Stock Price Range(a)
	Per Share	High	Low	Per Share(b)	High	Low
First Quarter	$0.765	$72.68	$64.44	$0.750	$66.33	$62.01
Second Quarter(c)	1.545	75.46	64.62	1.515	70.20	60.57
Third Quarter	―	72.01	64.16	―	69.87	63.03
Fourth Quarter	0.780	73.53	66.05	0.765	65.90	59.63

(a)	Stock prices represent the intra-day high and low stock price.
(b)

On July 2, 2012, immediately prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All per share amounts for are presented as if the one-for-three reverse stock split had been effective at the beginning of the earliest period presented.

(c)	Dividends in the second quarter of 2013 increased from $0.765 per share to $0.78 per share and dividends in the second quarter of 2012 increased from $0.75 per share to $0.765 per share.

Duke Energy expects to continue its policy of paying regular cash dividends; however, there is no assurance as to the amount of future dividends as they depend on future earnings, capital requirements, and financial condition, and are subject to declaration by the Board of Directors.

Duke Energy’s operating subsidiaries have certain restrictions on their ability to transfer funds in the form of dividends or loans to Duke Energy. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters” for further information regarding these restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

Duke Energy will provide information that is responsive to this Item 5 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 5 by reference.

Issuer Purchases of Equity Securities for Fourth Quarter of 2013

There were no repurchases of equity securities during the fourth quarter of 2013.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns of Duke Energy Corporation common stock, as compared with the S&P 500 Stock Index and the Philadelphia Utility Index for the five-year period 2008 through 2013.

This performance graph assumes an initial investment of $100 invested on December 31, 2008, in Duke Energy common stock, in the S&P 500 Stock Index and in the Philadelphia Utility Index and that all dividends are reinvested.

PART II

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2013.

PART II

ITEM 6. SELECTED FINANCIAL DATA

(in millions, except per-share amounts)	2013	2012	2011	2010	2009
Statement of Operations(a)
Total operating revenues	$24,598	$19,624	$14,529	$14,272	$12,731
Operating income	4,982	3,126	2,777	2,461	2,249
Income from continuing operations	2,659	1,746	1,713	1,320	1,073
Net income	2,676	1,782	1,714	1,323	1,085
Net income attributable to Duke Energy Corporation	2,665	1,768	1,706	1,320	1,075

Common Stock Data
Income from continuing operations attributable to Duke Energy Corporation common shareholders(b)
Basic	$3.74	$3.01	$3.83	$2.99	$2.46
Diluted	3.74	3.01	3.83	2.99	2.46
Net income attributable to Duke Energy Corporation common shareholders(b)
Basic	$3.77	$3.07	$3.83	$3.00	$2.49
Diluted	3.76	3.07	3.83	3.00	2.49
Dividends declared per share(b)	3.09	3.03	2.97	2.91	2.82

Balance Sheet
Total assets	$114,779	$113,856	$62,526	$59,090	$57,040
Long-term debt including capital leases and redeemable preferred stock of subsidiaries, less current maturities	38,152	36,444	18,679	17,935	16,113

(a)

Significant transactions reflected in the results above include: (i) 2013 charges related to Crystal River Unit 3 and nuclear development costs (see Note 4 to the Consolidated Financial Statements, "Regulatory Matters"); (ii) the 2012 merger with Progress Energy (see Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets"); (iii) 2012 and 2011 charges related to the Edwardsport Integrated Gasification Combined Cycle (IGCC) project (see Note 4 to the Consolidated Financial Statements); and (iv) 2010 impairment of goodwill and other assets.

(b)

On July 2, 2012, immediately prior to the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All share and earnings per share amounts are presented as if the one-for-three reverse stock split had been effective at the beginning of the earliest period presented.

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings, adjusted earnings per share and adjusted segment income, discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana. However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.

DUKE ENERGY

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the U.S. primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana, as well as in Latin America.

When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2013, 2012, and 2011.

Executive Overview

Merger with Progress Energy

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

Immediately preceding the merger, Duke Energy completed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. All share and per share amounts presented herein reflect the impact of the one-for-three reverse stock split.

For additional information on the details of this transaction including regulatory conditions and accounting implications, see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets.”

2013 Financial Results

The following table summarizes adjusted earnings and net income attributable to Duke Energy for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013		2012		2011
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings(a)	$3,071	$4.35	$2,483	$4.32	$1,943	$4.38
Net income attributable to Duke Energy	2,665	3.76	1,768	3.07	1,706	3.83

(a)	See Results of Operations below for Duke Energy’s definition of adjusted earnings as well as a reconciliation of this non-GAAP financial measure to net income attributable to Duke Energy.

Adjusted earnings increased from 2012 to 2013 primarily due to the inclusion of a full year of Progress Energy results in 2013, the impact of the revised rates, net of higher depreciation and amortization expense and lower allowance for funds used during construction (AFUDC). Adjusted earnings increased from 2011 to 2012 primarily due to the inclusion of Progress Energy’s results beginning July 2012, and the impact of the 2011 Duke Energy Carolina’s rate cases.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.

2013 Areas of Focus and Accomplishments

In 2013, Duke Energy was focused on completing the fleet modernization program, achieving constructive outcomes in its rate cases, resolving key issues – including the future Crystal River Unit 3 nuclear station, improving nuclear fleet performance, and realizing merger integration plans.

Completing the Fleet Modernization Program

PART II

During 2013, Duke Energy completed its $9 billion fleet modernization program. This program added approximately 6,600 MWs of new combined-cycle natural gas and state-of-the-art coal capacity in North Carolina, South Carolina and Indiana. This new generation will replace up to 6,700 MW of older coal and oil plants, already retired or scheduled for retirement by 2015. The Edwardsport IGCC and Sutton combined-cycle natural gas plant in Wilmington, North Carolina, were placed in commercial service in June and November, respectively.

At Edwardsport, Duke Energy has been testing, tuning and optimizing the unit. All major technology systems have been validated. Performance testing was delayed in January by extreme weather, which also caused some equipment issues that are being resolved. The Edwardsport IGCC project is expected to achieve its full operational capabilities later this year and to be completed within the revised cost estimate of $3.5 billion.

Achieving Constructive Outcomes in Rate Cases

Duke Energy reached constructive regulatory outcomes in all five of its general rate cases to recover investments made to modernize its fleet. When fully implemented, the base rate cases will add approximately $600 million in annualized revenues, while keeping customers’ retail priced below national averages.

Resolving Key Issues

Duke Energy also made the decision to retire Crystal River Unit 3, resolved insurance claims with its insurance provider, Nuclear Electric Insurance Limited (NEIL), and obtained approval from the FPSC of a comprehensive settlement. This settlement agreement addressed cost recovery of the nuclear unit, Crystal River 1 and 2 coal units, and the proposed Levy Nuclear Station (Levy). The settlement agreement also provides for new generation in the latter half of this decade to meet customer demand.

Improving Nuclear Fleet Performance

In 2013, Duke Energy’s nuclear fleet achieved a capacity factor of 92.8 percent, the 15th consecutive year with a capacity factor over 90 percent. Duke Energy has made targeted investments at nuclear stations to bring the entire fleet to consistent level of excellent performance. In particular, the Robinson Nuclear Station (Robinson) completed a record continuous run of 531 days before beginning a scheduled refueling outage in September. This complemented the record of continuous runs achieved at Oconee Nuclear Station Units 2 and Unit 3.

Realizing Merger Integration Plans

Duke Energy expects to exceed its original targets for fuel and joint-dispatch savings, which benefit customers in the North Carolina and South Carolina. Through 2013, Duke Energy has recorded approximately $190 million of cumulative fuel and joint-dispatch savings since the merger closed. In addition, approximately 65 percent of the total guaranteed savings of $687 million have been contractually locked-in or generated.

Duke Energy is also realizing cost synergies by eliminating duplicative functions and has exceed the original target of five to seven percent in non-fuel operating and maintenance savings. Duke Energy is on pace to deliver about nine percent, or approximately $550 million, of non-fuel operating and maintenance expense in 2014.

2014 Objectives

Duke Energy is dedicated to the energy experience that customers value and trust. Duke Energy strives for leadership and excellence that benefit customers, shareholders and employees. Objectives for 2014 are:

•          Continue to grow a zero-injury culture and deliver top-decile safety results,

•          Develop and engage employees,

•          Deliver new value by improving the customer experience and advancing more flexible regulatory models,

•          Establish a rigorous process for managing business and financial performance to deliver customer value at a competitive price,

•          Successfully complete 2014 integration milestones and continue innovative use of technology to deliver value,

•          Achieve 2014 financial goals, including delivering adjusted diluted EPS guidance range of $4.45 - $4.60, and advance viable future growth opportunities for regulated and nonregulated businesses,  and

•          Serve as a respected leading voice in helping to shape national and state energy policies.

Due to the forward-looking nature of the adjusted diluted EPS range, information to reconcile this non-GAAP financial measure to the most directly comparable GAAP financial measure is not available at this time, as Duke Energy is unable to forecast all special items, the mark-to-market impacts of economic hedges in the Commercial Power segment, or any amounts that may be reported as discontinued operations or extraordinary items for future periods.

Results of Operations

In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.

Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted earnings per share (EPS). These items are measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the dollar and per share impact of special items and mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the impact of derivative contracts, which are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Power segment. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g. coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until

PART II

settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS attributable to Duke Energy Corporation common shareholders, which include the dollar and per share impact of special items, mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

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

See Note 3 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

Overview

The following table reconciles non-GAAP measures to the most directly comparable GAAP measure.

	Year Ended December 31, 2013
(in millions, except per share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income	$2,776	$408	$15	$3,199	$(128)	$3,071	$4.35
Crystal River Unit 3 charges	(215)	―	―	(215)	―	(215)	(0.31)
Costs to achieve Progress Energy merger	―	―	―	―	(184)	(184)	(0.26)
Nuclear development charges	(57)	―	―	(57)	―	(57)	(0.08)
Litigation reserve	―	―	―	―	(14)	(14)	(0.02)
Economic hedges (Mark-to-market)	―	―	(3)	(3)	―	(3)	(0.01)
Asset sales	―	―	(15)	(15)	65	50	0.07
Segment income (loss)	$2,504	$408	$(3)	$2,909	$(261)	2,648
Income from Discontinued Operations						17	0.02
Net Income Attributable to Duke Energy						$2,665	$3.76

	Year Ended December 31, 2012
(in millions, except per share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income	$2,086	$439	$93	$2,618	$(135)	$2,483	$4.32
Edwardsport impairment and other charges	(402)	―	―	(402)	―	(402)	(0.70)
Costs to achieve Progress Energy merger	―	―	―	―	(397)	(397)	(0.70)
Economic hedges (Mark-to-market)	―	―	(6)	(6)	―	(6)	(0.01)
Democratic National Convention Host Committee support	―	―	―	―	(6)	(6)	(0.01)
Employee severance and office consolidation	60	―	―	60	―	60	0.11
Segment income	$1,744	$439	$87	$2,270	$(538)	1,732
Income from Discontinued Operations						36	0.06
Net Income Attributable to Duke Energy						$1,768	$3.07

	Year Ended December 31, 2011
(in millions, except per share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income	$1,316	$466	$186	$1,968	$(25)	$1,943	$4.38
Edwardsport impairment and other charges	(135)	―	―	(135)	―	(135)	(0.30)
Emission allowance impairment	―	―	(51)	(51)	―	(51)	(0.12)
Costs to achieve Progress Energy merger	―	―	―	―	(51)	(51)	(0.12)
Economic hedges (Mark-to-market)	―	―	(1)	(1)	―	(1)	(0.01)
Segment income	$1,181	$466	$134	$1,781	$(76)	1,705
Income from Discontinued Operations						1	―
Net Income Attributable to Duke Energy						$1,706	$3.83

The variance in adjusted earnings for the year ended December 31, 2013, compared to 2012, was primarily due to:

•          The inclusion of Progress Energy results for the first six months of 2013;

•          Increased retail pricing and riders resulting primarily from the implementation of revised rates in all jurisdictions; and

PART II

•          Lower operating and maintenance expense resulting primarily from the adoption of nuclear outage cost levelization in the Carolinas, lower benefit costs and merger synergies.

Partially offsetting these increases was:

•          Higher depreciation and amortization expense;

•          Lower AFUDC;

•          Lower nonregulated Midwest gas generation results; and

•          Incremental shares issued to complete the Progress Energy merger (impacts per diluted share amounts only).

The variance in adjusted earnings for the year ended December 31, 2012, compared to 2011, was primarily due to:

•          The inclusion of Progress Energy results beginning in July 2012; and

•          Increased retail pricing and riders primarily resulting from the implementation of revised rates in North Carolina and South Carolina for Duke Energy Carolinas.

Partially offsetting these increases was:

•          Unfavorable weather in 2012 compared to 2011;

•          Higher depreciation and amortization expense;

•          Lower nonregulated Midwest coal generation results; and

•          Incremental shares issued to complete the Progress Energy merger (impacts per diluted share amounts only).

Segment Results

The remaining information presented in this discussion of results of operations is on a GAAP basis.

Regulated Utilities

	Years Ended December 31,
(in millions)	2013	2012	Variance 2013 vs. 2012	2011	Variance 2012 vs. 2011
Operating Revenues	$20,910	$16,080	$4,830	$10,619	$5,461
Operating Expenses	16,126	12,943	3,183	8,473	4,470
Gains on Sales of Other Assets and Other, net	7	15	(8)	2	13
Operating Income	4,791	3,152	1,639	2,148	1,004
Other Income and Expense, net	221	341	(120)	274	67
Interest Expense	986	806	180	568	238
Income Before Income Taxes	4,026	2,687	1,339	1,854	833
Income Tax Expense	1,522	941	581	673	268
Less: Income Attributable to Noncontrolling Interest	-	2	(2)	-	2
Segment Income	$2,504	$1,744	$760	$1,181	$563

Duke Energy Carolinas' GWh sales(a)	85,790	81,362	4,428	82,127	(765)
Duke Energy Progress' GWh sales(b)(c)	60,204	58,390	1,814	56,223	2,167
Duke Energy Florida GWh sales(d)	37,974	38,443	(469)	39,578	(1,135)
Duke Energy Ohio GWh sales	24,557	24,344	213	24,923	(579)
Duke Energy Indiana GWh sales	33,715	33,577	138	33,181	396
Total Regulated Utilities GWh sales	242,240	236,116	6,124	236,032	84
Net proportional MW capacity in operation	49,607	49,654	(47)	27,397	22,257

(a)

Includes 781 and 421 gigawatt-hour (GWh) sales for the years ended December 31, 2013 and 2012, respectively, associated with interim firm power sale agreements (Interim FERC Mitigation) entered into as part of FERC's approval of the merger with Progress Energy. The impacts of the Interim FERC Mitigation are reflected in the Other segment, and are not included in the operating results in the table above.

(b)

Includes 904 and 577 GWh sales for the years ended December 31, 2013 and 2012, respectively, associated with the Interim FERC Mitigation. The impacts of the Interim FERC Mitigation are reflected in the Other segment, and are not included in the operating results in the table above.

(c)

For Duke Energy Progress, all GWh sales for the year ended December 31, 2011, and 26,634 GWh sales for the year ended December 31, 2012, occurred prior to the merger between Duke Energy and Progress Energy.

(d)

For Duke Energy Florida, all GWh sales for the year ended December 31, 2011, and 18,348 GWh sales for the year ended December 31, 2012, occurred prior to the merger between Duke Energy and Progress Energy.

Year Ended December 31, 2013 as Compared to 2012

Regulated Utilities’ results were positively impacted by 2012 impairment and other charges related to the Edwardsport IGCC plant, higher retail pricing and rate riders, the inclusion of Progress Energy results for the first six months of 2013, a net increase in wholesale power revenues, and higher weather normal sales volumes. These impacts were partially offset by higher income tax expense, Crystal River Unit 3

PART II

charges, lower AFUDC equity and higher depreciation and amortization expense. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•          A $4,339 million increase due to the inclusion of Progress Energy for the first six months of 2013,

•          A $434 million net increase in retail pricing primarily due to revised rates approved in all jurisdictions;

•          A $76 million net increase in wholesale power revenues, net of sharing, primarily due to additional volumes and charges for capacity for customers served under long-term contracts; and

•          A $72 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand.

Partially offset by:

•          A $132 million decrease in fuel revenues (including emission allowances) driven primarily by (i) the impact of lower Florida residential fuel rates, including amortization associated with the settlement agreement approved by the FPSC in 2012 (2012 Settlement), (ii) lower fuel rates for electric retail customers in the Carolinas, Florida and Ohio, and (iii) lower revenues for purchased power, partially offset by (iv) increased demand from electric retail customers. Fuel revenues represent sales to retail and wholesale customers.

Operating Expenses. The variance was driven primarily by:

•          A $3,393 million increase due to the inclusion of Progress Energy for the first six months of 2013,

•          A $346 million increase in impairment and other charges in 2013 primarily related to Crystal River Unit 3 and Levy. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information, and

•          A $102 million increase in depreciation and amortization expense primarily due to a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2012 Settlement.

Partially offset by:

•          A $600 million decrease due to 2012 impairment and other charges related to the Edwardsport IGCC plant. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information, and

•          A $120 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) the application of the NEIL settlement proceeds in Florida, including amortization associated with the 2012 Settlement; (ii) lower purchased power costs in (a) the Carolinas, primarily due to additional generating capacity placed in service in late 2012 and market conditions, (b) Ohio, primarily due to reduced sales volumes, and (c) Indiana, reflective of market conditions; partially offset by (iii) higher volumes of natural gas used in electric generation due primarily to additional generating capacity placed in service; (iv) higher prices for natural gas and coal used in electric generation; and (v) higher volumes of coal used in electric generation primarily due to generation mix.

Other Income and Expenses, net. The decrease is primarily due to lower AFUDC equity, resulting from major projects that were placed into service in late 2012 and the implementation of new customer rates related to the IGCC rider, partially offset by the inclusion of Progress Energy for the first six months of 2013.

Interest Expense. The variance was primarily driven by the inclusion of Progress Energy for the first six months of 2013.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2013 and 2012 were 37.8 percent and 35 percent, respectively. The increase in the effective tax rate was primarily due to an increase in pretax income and a reduction in AFUDC equity.

Year Ended December 31, 2012 as Compared to 2011

Regulated Utilities’ results were positively impacted by the inclusion of Progress Energy results beginning in July 2012, higher net retail pricing and rate riders and decreased operating and maintenance expenses. These impacts were partially offset by additional charges related to the Edwardsport IGCC plant, unfavorable weather, and increased depreciation and amortization.

Operating Revenues. The variance was driven primarily by:

•          A $4,918 million increase in operating revenues due to the inclusion of Progress Energy beginning in July 2012;

•          A $352 million net increase in retail pricing and rate riders primarily due to revised retail rates resulting from the 2011 North Carolina and South Carolina rate cases implemented in the first quarter of 2012, and revenues recognized for energy efficiency programs; and

•          A $293 million increase in fuel revenues (including emission allowances) driven primarily by higher revenues in Ohio for purchases of power as a result of the Ohio Electric Stabilization Plan (ESP), higher fuel rates for electric retail customers in all jurisdictions, and higher revenues for purchases of power in Indiana and the Carolinas, partially offset by decreased demand from electric retail customers in 2012 mainly due to unfavorable weather conditions, and lower demand and fuel rates in Ohio and Kentucky from natural gas retail customers. Fuel revenues represent sales to retail and wholesale customers.

Partially offset by:

•          A $155 million decrease in electric and gas sales (net of fuel) to retail customers due to unfavorable weather conditions in 2012 compared to 2011. For the Carolinas, weather statistics for cooling degree days in 2012 were less favorable compared to 2011, while

PART II

cooling degree days in Ohio and Indiana were favorable in 2012 compared to the same period in 2011. For the Carolinas, Ohio and Indiana, weather statistics for heating degree days in 2012 were unfavorable compared to 2011.

Operating Expenses. The variance was driven primarily by:

•          A $3,845 million increase in operating expenses due to the inclusion of Progress Energy beginning in July 2012;

•          A $378 million increase due to additional charges related to the Edwardsport IGCC plant that was under construction. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information;

•          A $277 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to higher purchases of power in Ohio as a result of the new Ohio ESP, higher volumes of natural gas used in electric generation, higher coal prices, higher purchased power costs in Indiana and the Carolinas, partially offset by lower volume of coal used in electric generation resulting from unfavorable weather conditions and lower coal-fired generation due to low natural gas prices, lower prices for natural gas used in electric generation, and lower gas volumes and prices to full-service retail gas customers; and

•          A $105 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets.

Partially offset by:

•          A $99 million decrease in operating and maintenance expense primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, and lower storm costs, partially offset by increased costs associated with the energy-efficiency programs.

Other Income and Expense, net. The variance was driven primarily by the inclusion of Progress Energy beginning in July 2012.

Interest Expense. The variance was primarily driven by the inclusion of Progress Energy beginning in July 2012.

Income Tax Expense. The variance is primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2012 and 2011 were 35 percent and 36.3 percent, respectively.

Matters Impacting Future Regulated Utilities Results

Appeals of recently approved rate cases are pending at the North Carolina Supreme Court. The North Carolina Attorney General (NCAG) and NC Waste Awareness and Reduction Network (NC WARN) dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of these appeals could have an adverse impact to Regulated Utilities’ financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at the retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe stopping the release of materials into the river. For additional information related to the ash basin release, see “Other Issues”  in this section.

International Energy

	Years Ended December 31,
(in millions)	2013	2012	Variance 2013 vs. 2012	2011	Variance 2012 vs. 2011
Operating Revenues	$1,546	$1,549	$(3)	$1,467	$82
Operating Expenses	1,000	1,043	(43)	946	97
Gains (Losses) on Sales of Other Assets and Other, net	3	―	3	(1)	1
Operating Income	549	506	43	520	(14)
Other Income and Expense, net	125	171	(46)	203	(32)
Interest Expense	86	76	10	47	29
Income Before Income Taxes	588	601	(13)	676	(75)
Income Tax Expense	166	149	17	195	(46)
Less: Income Attributable to Noncontrolling Interests	14	13	1	15	(2)
Segment Income	$408	$439	$(31)	$466	$(27)

Sales, GWh	20,306	20,132	174	18,889	1,243
Net proportional MW capacity in operation	4,600	4,584	16	4,277	307

Year Ended December 31, 2013 as Compared to 2012

International Energy’s results were negatively impacted by an extended outage at NMC and unfavorable exchange rates in Latin America, partially offset by the acquisition of Iberoamericana de Energía Ibener, S.A. (Ibener) in 2012 and higher average prices and lower purchased power costs in Brazil. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•          A $67 million decrease in Brazil due to weakening of the Real to the U.S. dollar,

•          A $53 million decrease in Central America due to lower average prices and volumes, and

•          An $18 million decrease in Argentina as a result of unfavorable exchange rates.

PART II

Partially offset by:

•          A $67 million increase in Brazil due to higher average prices, net of lower volumes, and

•          A $65 million increase in Chile as a result of asset acquisitions in 2012.

Operating Expenses. The variance was driven primarily by:

•          A $65 million decrease in Central America due to lower fuel costs, partially offset by higher purchased power and coal consumption, and

•          A $20 million decrease in Brazil due to weakening of the Real to the U.S. dollar and lower purchased power partially offset by higher variable costs.

Partially offset by:

•          A $36 million increase in Chile as a result of acquisitions in 2012.

Other Income and Expenses, net. The decrease was primarily driven by a net currency remeasurement loss in Latin America due to strengthening of the dollar, and lower equity earnings at NMC as a result of lower MTBE average prices and lower volumes due to extended maintenance, partially offset by lower butane costs.

Interest Expense. The variance was primarily due to the Chile acquisitions in 2012, partially offset by favorable exchange rates and lower inflation in Brazil.

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the years ended December 31, 2013 and 2012 were 28.3 percent and 24.8 percent, respectively. The increase in the effective tax rate is primarily due to a higher proportion of earnings in countries with higher tax rates.

Year Ended December 31, 2012 as Compared to 2011

International Energy’s results were negatively impacted by unfavorable exchange rates in Brazil, a 2011 Peru arbitration award, and lower margins in Central America, partially offset by higher average prices and volumes in Brazil and higher average prices in Peru. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•          A $53 million increase in Central America as a result of higher volumes due to a full year of commercial operations of the Las Palmas II plant and favorable hydrology,

•          A $24 million increase in Peru due to higher average prices, and

•          A $10 million increase in Argentina due to higher volumes as a result of favorable hydrology, partially offset by unfavorable exchange rates.

Operating Expenses. The variance was driven primarily by:

•          A $76 million increase in Central America due to higher fuel costs and consumption as a result of increased dispatch.

Other Income and Expense, net. The variance was primarily driven by the absence of a $20 million arbitration award in Peru.

Interest Expense. The variance was primarily due to lower capitalized interest in Central America and Brazil, as well as higher inflation partially offset by favorable exchange rates in Brazil.

Income Tax Expense. The variance in tax expense is primarily due to a decrease in pretax income. The effective tax rates for the years ended December 31, 2012 and 2011 were 24.8 percent and 28.9 percent, respectively.

Commercial Power

	Years Ended December 31,
(in millions)	2013	2012	Variance 2013 vs. 2012	2011	Variance 2012 vs. 2011
Operating Revenues	$2,145	$2,078	$67	$2,491	$(413)
Operating Expenses	2,178	1,981	197	2,300	(319)
(Losses) Gains on Sales of Other Assets and Other, net	(23)	8	(31)	15	(7)
Operating (Loss) Income	(56)	105	(161)	206	(101)
Other Income and Expense, net	13	39	(26)	21	18
Interest Expense	64	63	1	87	(24)
(Loss) Income Before Income Taxes	(107)	81	(188)	140	(59)
Income Tax Benefit	(104)	(7)	(97)	(2)	(5)
Less: Income Attributable to Noncontrolling Interests	―	1	(1)	8	(7)
Segment (Loss) Income	$(3)	$87	$(90)	$134	$(47)

Coal-fired plant production, GWh	18,467	16,164	2,303	17,378	(1,214)
Gas-fired plant production, GWh	15,052	17,122	(2,070)	12,021	5,101
Renewable plant production, GWh	5,111	3,452	1,659	3,132	320
Total Commercial Power production, GWh	38,630	36,738	1,892	32,531	4,207
Net proportional MW capacity in operation	7,915	8,094	(179)	8,325	(231)

PART II

Year Ended December 31, 2013 as Compared to 2012

Commercial Power’s results were negatively impacted by lower PJM capacity revenues and lower income from the renewables portfolio and gas-fired generation assets. These impacts are partially offset by higher income tax benefits and higher income from the coal-fired generation assets. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•          A $102 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $96 million in 2013 compared to losses of $6 million in 2012;

•          A $68 million increase for the gas-fired generation assets driven primarily by higher power prices, partially offset by decreased volumes; and

•          A $67 million increase due to higher volumes in the renewables portfolio.

Partially offset by:

•          An $85 million decrease in PJM capacity revenues related to lower average cleared capacity auction pricing; and

•          An $81 million decrease due primarily to the sale of non-core businesses in 2012.

Operating Expenses. The variance was driven primarily by:

•          A $109 million increase in fuel expenses from the gas-fired generation assets driven by higher average natural gas prices per million British Thermal Units (MMBtu), partially offset by decreased natural gas volumes; and

•          A $96 million increase in net mark-to-market fuel expenses on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $99 million in 2013 compared to losses of $3 million in 2012.

(Losses) Gains on Sales of Other Assets and Other, net. The variance is attributable to a loss recognized on the sale of certain renewable development projects in 2013 and a gain on the 2012 contribution of certain renewable assets to a joint venture.

Other Income and Expense, net. The variance is primarily due to the sale of non-core businesses in 2012, lower interest income and lower equity earnings from the renewables portfolio.

Income Tax Benefit. The variance was primarily due to a decrease in both pretax income and manufacturing deductions combined with higher production tax credits in 2013. The effective tax rates for the years ended December 31, 2013 and 2012 were 97.2 percent and (9.5) percent, respectively. The increase in the effective tax rate for the period was primarily due to a pretax loss in 2013 compared to pretax income in 2012.

Year Ended December 31, 2012 as Compared to 2011

Commercial Power’s results were negatively impacted by the net impact of the expiration of the 2009-2011 ESP and the impact of competitive market dispatch for the coal-fired assets, lower Duke Energy Retail earnings, and lower PJM capacity revenues. These impacts were partially offset by lower operating expenses, lower impairment charges, and increased margins from the gas-fired generation assets. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•          A $285 million decrease for the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP, net of stability charge revenues under the 2012-2014 ESP, partially offset by participating in the PJM wholesale energy market in 2012;

•          A $116 million decrease for Duke Energy Retail resulting from lower volumes and unfavorable pricing;

•          A $39 million decrease for the gas-fired generation assets driven primarily by lower power prices, partially offset by increased volumes;

•          A $27 million decrease due primarily to the termination of certain non-core operations at the end of the first quarter of 2011 and a reduction of coal sales volumes as a result of lower natural gas prices;

•          An $18 million decrease in PJM capacity revenues related to lower average cleared capacity auction pricing in 2012 compared to 2011 for the gas-fired generation assets, net of an increase associated with the move of the coal-fired generation assets from Midcontinent Independent System Operator, Inc. (MISO) to PJM in 2012; and

•          An $8 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $6 million in 2012 compared to gains of $2 million in 2011.

Partially offset by:

•          A $64 million increase from participation in competitive retail load auctions; and

•          A $17 million increase from higher production in the renewables portfolio.

PART II

Operating Expenses. The variance was driven primarily by:

•          A $140 million decrease in operating and maintenance expenses resulting primarily from the prior year recognition of MISO exit fees; lower transmission costs, prior year station outages, and 2011 regulatory asset amortization expenses;

•          An $88 million decrease primarily from the 2011 impairment of excess emission allowances as a result of the EPA’s issuance of the Cross-State Air Pollution Rule (CSAPR);

•          An $85 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs, partially offset by increased volumes;

•          A $19 million decrease in fuel used due primarily to the termination of certain non-core operations at the end of the first quarter of 2011 and from lower natural gas prices;

•          A $15 million decrease due to the receipt of funds in 2012 related to a previously written-off receivable associated with the Lehman Brothers bankruptcy;

•          A $15 million decrease in purchased power to serve Duke Energy Retail customers; and

•          A $13 million decrease in fuel used for the coal-fired generation assets driven primarily by lower generation volumes.

Partially offset by:

•          A $54 million increase in purchased power to serve competitive retail load auctions.

Other Income and Expense, net. The variance is primarily due to the sale of certain Duke Energy Generation Services, Inc. (DEGS) operations and higher equity earnings from the renewables portfolio.

Interest Expense. The variance is primarily due to higher capitalized interest on wind construction projects.

Income Tax Benefit. The variance in tax benefit is primarily due to a decrease in pretax income. The effective tax rates for the years ended December 31, 2012 and 2011 were (9.5) percent and (1.4) percent, respectively.

Matters Impacting Future Commercial Power Results

On February 17, 2014, Commercial Power announced that it had initiated a process to exit its nonregulated Midwest generation business. Considering a marketing period of several months and potential regulatory approvals, Commercial Power expects to dispose of the nonregulated Midwest generation business by early to mid-2015. In the first quarter of 2014, Commercial Power will reclassify approximately $3.5 billion carrying value of its Midwest generation business to assets held for sale and expects to record an estimated pretax  impairment charge of $1 billion to $2 billion to reduce the carrying value to estimated sales proceeds less cost to sell.

In 2013, a FERC Administrative Law Judge issued an initial decision holding that Commercial Power is responsible for certain MVP costs, a type of Transmission Expansion Planning (MTEP) cost, approved by MISO prior to the date of Commercial Power’s withdrawal. The initial decision will be reviewed by FERC. If FERC upholds the initial decision, Commercial Power intends to file an appeal in federal court. If Commercial Power ultimately is found to be responsible for these costs, a portion of these costs may not be eligible for recovery, resulting in an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Changes or variability in assumptions used in calculating fair value of the renewables reporting unit for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $84 million at December 31, 2013. In addition, management periodically reviews individual projects within Commercial Power’s renewables portfolio to evaluate ongoing alignment with the strategic direction of the business. A determination that a project is no longer consistent with the business strategy and a decision to divest of a project or projects could result in an impairment charge.

Other

	Years Ended December 31,
(in millions)	2013	2012	Variance 2013 vs. 2012	2011	Variance 2012 vs. 2011
Operating Revenues	$163	$74	$89	$44	$30
Operating Expenses	461	704	(243)	133	571
(Losses) Gains on Sales of Other Assets and Other, net	(3)	(7)	4	(8)	1
Operating Loss	(301)	(637)	336	(97)	(540)
Other Income and Expense, net	131	16	115	49	(33)
Interest Expense	417	297	120	157	140
Loss Before Income Taxes	(587)	(918)	331	(205)	(713)
Income Tax Benefit	(323)	(378)	55	(114)	(264)
Less: Loss Attributable to Noncontrolling Interests	(3)	(2)	(1)	(15)	13
Net Expense	$(261)	$(538)	$277	$(76)	$(462)

PART II

Year Ended December 31, 2013 as Compared to 2012

Other’s results were positively impacted by lower charges related to the Progress Energy merger, the sale of DukeNet, and increased current year activity from mitigation sales related to the Progress Energy merger. These impacts were partially offset by increased interest expense, lower income tax benefit and the Crescent Resources LLC (Crescent) litigation reserve in 2013. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by increased activity from mitigation sales related to the Progress Energy merger and higher premiums earned at Bison as a result of the addition of Progress Energy.

Operating Expenses. The variance was driven primarily by lower charges related to the Progress Energy merger, and prior year donations, partially offset by the Crescent litigation reserve in 2013 and unfavorable loss experience at Bison as a result of the addition of Progress Energy.

Other Income and Expense, net. The variance was driven primarily by a gain on the sale of Duke Energy’s 50 percent ownership in DukeNet in 2013.

Interest Expense. The variance was due primarily to the inclusion of Progress Energy for the first six months of 2013 and additional debt issuances.

Income Tax Benefit. The variance was primarily due to a decrease in pretax loss. The effective tax rates for the years ended December 31, 2013 and 2012 were 55.1 percent and 41.1 percent, respectively.

Year Ended December 31, 2012 as Compared to 2011

Other’s results were negatively impacted by charges related to the Progress Energy merger and higher interest expense. These negative impacts were partially offset by higher income tax benefit due to increased net expense and higher returns on investments that support benefit obligations. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by higher premiums earned at Bison as a result of the addition of Progress Energy and mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating Expenses. The variance was driven primarily by charges related to the Progress Energy merger and higher current year donations. These negative impacts were partially offset by lower JV costs related to DETM.

Other Income and Expense, net. The variance was driven primarily by current year impairments and prior year gains on sales of investments, higher interest income recorded in 2011 following the resolution of certain income tax matters related to prior years and reversal of reserves related to certain guarantees Duke Energy had issued on behalf of Crescent in 2011. These negative impacts were partially offset by higher returns on investments that support benefit obligations.

Interest Expense. The variance was due primarily to higher debt balances as a result of debt issuances and the inclusion of Progress Energy interest expense beginning in July 2012.

Income Tax Benefit. The variance is primarily due to an increase in pretax loss. The effective tax rates for the years ended December 31, 2012 and 2011 were 41.1 percent and 56.0 percent, respectively.

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

PART II

DUKE ENERGY CAROLINAS

Introduction

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2013, 2012, and 2011.

Basis of Presentation

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

Results of Operations

	Years Ended December 31,
(in millions)	2013	2012	Variance
Operating Revenues	$6,954	$6,665	$289
Operating Expenses	5,145	5,160	(15)
Gains on Sales of Other Assets and Other, net	―	12	(12)
Operating Income	1,809	1,517	292
Other Income and Expense, net	120	185	(65)
Interest Expense	359	384	(25)
Income Before Income Taxes	1,570	1,318	252
Income Tax Expense	594	453	141
Net Income	$976	$865	$111

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year		2013	2012
Residential sales		2.3%	(7.2)%
General service sales		1.0%	(0.4)%
Industrial sales		0.4%	0.9%
Wholesale power sales		62.1%	4.0%
Total sales		5.4%	(0.9)%
Average number of customers		0.7%	0.6%

Year Ended December 31, 2013 as Compared to 2012

Operating Revenues. The variance was primarily due to:

•          A $104 million increase in fuel revenues driven primarily by higher natural gas prices and increased sales volumes. Fuel revenues represent sales to retail and wholesale customers;

•          A $98 million increase in retail rates in North Carolina and South Carolina;

•          A $44 million increase in weather-normal sales volumes to retail customers primarily due to higher demand; and

•          A $32 million increase in wholesale power revenues, net of sharing, primarily due to a new customer in 2013, increased capacity charges, and additional volumes for customers served under long-term contracts.

Operating Expenses. The variance was primarily due to:

•          A $111 million decrease in operations and maintenance expenses primarily due to lower costs associated with the Progress Energy merger, decreased corporate costs, lower outage and non-outage costs at generation plants and the levelization of nuclear outage costs, partially offset by the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs; and

•          A $31 million decrease in impairment charges related to the merger with Progress Energy. These charges relate to planned transmission project costs for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the FERC.

Partially offset by:

•          A $118 million increase in fuel expense (including purchased power) primarily related to higher sales volumes and increased prices of natural gas used in electric generation, net of change in fuel mix, partially offset by decreased purchased power due to additional generating capacity placed in service late 2012.

Gains on Sales of Other Assets and Other, net. The variance is due to recognition of gains on the sale of emissions allowances in 2012.

Other Income and Expense, net. The variance is primarily due to lower earnings from AFUDC equity, resulting from major projects placed into service in late 2012, partially offset by higher deferred returns on completed projects prior to their inclusion in customer rates.

PART II

Interest Expense. The variance is primarily due to deferrals of debt costs on completed projects prior to their inclusion in customer rates in September 2013, partially offset by lower AFUDC debt due primarily to certain major projects that were placed into service in late 2012.

Income Tax Expense. The variance was primarily due to an increase in pretax book income. The effective tax rates for the years ended December 31, 2013 and 2012 were 37.8 percent and 34.3 percent, respectively. The increase in the effective tax rate is primarily due to the impact of lower AFUDC equity.

Matters Impacting Future Duke Energy Carolinas Results

Appeals of recently approved rate cases are pending at the North Carolina Supreme Court. The NCAG and NC WARN dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of these appeals could have an adverse impact to Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe stopping the release of materials into the river. For additional information related to the ash basin release, see “Other Issues”  in this section.

PART II

PROGRESS ENERGY

Introduction

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2013, 2012, and 2011.

Basis of Presentation

The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

Results of Operations

	Years Ended December 31,
(in millions)	2013	2012	Variance
Operating Revenues	$9,533	$9,405	$128
Operating Expenses	7,918	8,266	(348)
Gains (Losses) on Sales of Other Assets and Other, net	3	(2)	5
Operating Income	1,618	1,137	481
Other Income and Expense, net	94	130	(36)
Interest Expense	680	740	(60)
Income Before Income Taxes	1,032	527	505
Income Tax Expense	373	172	201
Income from Continuing Operations	659	355	304
Discontinued Operations, net of tax	16	52	(36)
Net Income	675	407	268
Less: Net Income Attributable to Noncontrolling Interests	3	7	(4)
Net Income Attributable to Parent	$672	$400	$272

Year Ended December 31, 2013 as Compared to 2012

Operating Revenues. The variance was primarily due to:

•          A $167 million increase in base revenues at Duke Energy Florida as allowed by the 2012 Settlement;

•          A $136 million increase in wholesale sales at Duke Energy Progress (excluding fuel revenues) primarily due to a new customer contract that began in January 2013, an amended capacity contract that began in May 2012 and favorable weather conditions;

•          A $117 million increase at Duke Energy Progress due to revised rates in North Carolina;

•          A $57 million increase in nuclear cost-recovery clause revenues at Duke Energy Florida primarily due to an increase in recovery rates related to the Crystal River Unit 3 uprate project, prior period true-ups, and Levy as allowed by the 2012 Settlement; and

•          A $24 million increase (net of fuel revenue) in GWh sales to retail customers at Duke Energy Progress due to higher weather normal sales volumes to retail customers.

Partially offset by:

•          A $387 million decrease in retail fuel revenues at Duke Energy Florida primarily due to the impact of lower residential fuel rates and a decrease in GWh retail sales due to weather and lower usage.

Operating Expenses. The variance was primarily due to:

•          A $482 million decrease in retail fuel expense at Duke Energy Florida primarily due to the application of the NEIL settlement proceeds including amortization associated with the 2012 Settlement, lower system requirements, and the prior year establishment of a regulatory liability for replacement power in accordance with the 2012 Settlement;

•          A $136 million decrease in operations and maintenance expenses at Duke Energy Progress primarily due to lower costs associated with the merger with Duke Energy and the levelization of nuclear outage costs;

•          A $71 million decrease in operations and maintenance expenses at Duke Energy Florida primarily due to the deferral of Crystal River Unit 3-related expenses, in accordance with the 2012 Settlement, lower costs associated with the merger with Duke Energy, and the prior year write-off of previously deferred costs related to the vendor not selected costs for the Crystal River Unit 3 containment repair. These were partially offset by the prior year reversal of accruals in conjunction with the placement of Crystal River Unit 3 into extended cold shutdown in accordance with the 2012 Settlement and higher charges associated with related settlement matters; and

•          A $32 million decrease in impairment charges at Duke Energy Progress related to the merger with Duke Energy. These charges relate to planned transmission project costs for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the FERC, partially offset by a current year impairment charge resulting from the decision to suspend the application for two proposed nuclear units at Harris.

Partially offset by:

PART II

•          A $212 million increase in impairment and other charges at Duke Energy Florida. In 2013, Duke Energy Florida recorded charges primarily related to Crystal River Unit 3 and Levy. In 2012, Duke Energy Florida recorded impairment and other charges related to the decision to retire Crystal River Unit 3. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information; and

•          A $138 million increase in depreciation and amortization at Duke Energy Florida primarily due to higher nuclear cost-recovery amortization related to Levy and a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2012 Settlement.

Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity resulting from to major projects placed in service in late 2012 and the retirement of Crystal River Unit 3.

Interest Expense. The variance was primarily due to the deferral of debt costs recorded on the retail portion of the retired Crystal River Unit 3 assets, partially offset by the charge to interest expense on the redemption of Progress Energy’s 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS) in January 2013.

Income Tax Expense from Continuing Operations. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2013 and 2012 were 36.2 percent and 32.7 percent, respectively. The increase in the effective tax rate is primarily due to the impact of lower AFUDC equity and the Employee Stock Ownership Plan (ESOP) dividend deduction being recorded at Duke Energy in 2012.

Discontinued Operations, net of tax. The variance was primarily due to the impact of the U.S. Global, LLC (Global) settlement in 2012. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

Matters Impacting Future Progress Energy Results

An appeal of a recently approved rate case is pending at the North Carolina Supreme Court. The NCAG and NC WARN dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of this appeal could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART II

DUKE ENERGY PROGRESS

Introduction

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2013, 2012, and 2011.

Basis of Presentation

The results of operations and variance discussion for Duke Energy Progress is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

Results of Operations

	Years Ended December 31,
(in millions)	2013	2012	Variance
Operating Revenues	$4,992	$4,706	$286
Operating Expenses	4,061	4,197	(136)
Gains on Sales of Other Asset and Other, net	1	1	―
Operating Income	932	510	422
Other Income and Expense, net	57	79	(22)
Interest Expense	201	207	(6)
Income Before Income Taxes	788	382	406
Income Tax Expense	288	110	178
Net Income	500	272	228
Preferred Stock Dividend Requirement	―	3	(3)
Net Income Attributable to Parent	$500	$269	$231

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year		2013	2012
Residential sales		4.0%	(8.2)%
General service sales		― %	(1.8)%
Industrial sales		1.1%	(1.0)%
Wholesale power sales		7.6%	25.9%
Total sales		3.1%	3.9%
Average number of customers		0.9%	0.8%

Year Ended December 31, 2013 as Compared to 2012

Operating Revenues. The variance was primarily due to:

•          A $136 million increase in sales (excluding fuel revenues) to wholesale customers primarily due to a new customer contract that began in January 2013 and an amended capacity contract that began in May 2012;

•          A $117 million increase due to revised rates in North Carolina; and

•          A $24 million increase (net of fuel revenue) in GWh sales to retail customers due to higher weather normal sales volumes to retail customers.

Operating Expenses. The variance was primarily due to:

•          A $136 million decrease in operations and maintenance expenses primarily due to lower costs associated with the merger with Duke Energy and the levelization of nuclear outage costs; and

•          A $32 million decrease in impairment charges primarily related to the merger with Duke Energy. These charges relate to planned transmission projects for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the FERC. These charges were partially offset by a current year impairment charge resulting from the decision to suspend the application for two proposed nuclear units at Harris.

Partially offset by:

•          A $29 million increase in fuel expense (including purchased power) primarily due to higher non-recoverable purchased power costs and increased sales volumes, partially offset by lower fuel expense due to generation mix as a result of retiring certain coal-fired plants and adding one new natural gas-fired generating plant.

Other Income and Expense, net. The variance was primarily due to lower AFUDC equity due to major projects that were placed into service in late 2012.

PART II

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2013 and 2012 were 36.5 percent and 28.7 percent, respectively. The increase in the effective tax rate was primarily due to the impact of lower AFUDC equity.

Matters Impacting Future Duke Energy Progress Results

An appeal of a recently approved rate case is pending at the North Carolina Supreme Court. The NCAG and NC WARN dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of this appeal could have an adverse impact to Duke Energy Progress’s financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART II

DUKE ENERGY FLORIDA

Introduction

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2013, 2012, and 2011.

Basis of Presentation

The results of operations and variance discussion for Duke Energy Florida is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

Results of Operations

	Years Ended December 31,
(in millions)	2013	2012	Variance
Operating Revenues	$4,527	$4,689	$(162)
Operating Expenses	3,840	4,062	(222)
Gains on Sales of Other Asset and Other, net	1	2	(1)
Operating Income	688	629	59
Other Income and Expense, net	30	39	(9)
Interest Expense	180	255	(75)
Income Before Income Taxes	538	413	125
Income Tax Expense	213	147	66
Net Income	325	266	59
Preferred Stock Dividend Requirement	―	2	(2)
Net Income Attributable to Parent	$325	$264	$61

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Florida. The below percentages for retail customer classes represent billed sales only. Wholesale power sales include both billed and unbilled sales. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year		2013	2012
Residential sales		1.4%	(5.1)%
General service sales		(0.5)%	(1.0)%
Industrial sales		1.5%	(2.5)%
Wholesale power sales		(13.8)%	(34.2)%
Total sales		(1.2)%	(2.9)%
Average number of customers		1.1%	0.8%

Year Ended December 31, 2013 as Compared to 2012

Operating Revenues. The variance was primarily due to:

•          A $387 million decrease in retail fuel revenues primarily due to the impact of lower residential fuel rates and a decrease in GWh retail sales due to weather and lower usage.

Partially offset by:

•          A $167 million increase in base revenues as allowed by the 2012 Settlement, and

•          A $57 million increase in nuclear cost-recovery clause revenue due to an increase in recovery rates primarily related to the Crystal River Unit 3 uprate project, a prior period true-up and Levy as allowed by the 2012 Settlement.

Operating Expenses. The variance was primarily due to:

•          A $482 million decrease in retail fuel expense primarily due to the application of the NEIL settlement proceeds including amortization associated with the 2012 Settlement, lower system requirements, and the prior year establishment of a regulatory liability for replacement power in accordance with the 2012 Settlement, and

•          A $71 million decrease in operations and maintenance expenses primarily due to the deferral of Crystal River Unit 3-related expenses in accordance with the 2012 Settlement, lower costs associated with the merger with Duke Energy, and the prior year write-off of previously deferred costs related to the vendor not selected for the Crystal River Unit 3 containment repair. These were partially offset by the prior year reversal of accruals in conjunction with the placement of Crystal River Unit 3 into extended cold shutdown in accordance with the 2012 Settlement and higher charges associated with related settlement matters.

Partially offset by:

•          A $212 million increase in impairment and other charges. In 2013, Duke Energy Florida recorded impairment and other charges primarily related to Crystal River Unit 3 and Levy. In 2012, Duke Energy Florida recorded impairment and other charges related to the decision to retire Crystal River Unit 3. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information; and

PART II

•          A $138 million increase in depreciation and amortization primarily due to higher nuclear cost-recovery amortization related to Levy and a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2012 Settlement.

Other Income and Expense, net. The variance was primarily due to lower AFUDC equity due primarily to the retirement of Crystal River Unit 3.

Interest Expense. The variance was primarily due to the deferral of debt costs recorded on the retail portion of the retired Crystal River Unit 3 regulatory asset beginning January 1, 2013.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2013 and 2012 were 39.6 percent and 35.7 percent, respectively. The increase in the effective tax rate was primarily due to the impact of lower AFUDC equity and lower impairment charges.

PART II

DUKE ENERGY OHIO

Introduction

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2013, 2012, and 2011.

Basis of Presentation

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

Results of Operations

	Years Ended December 31,
(in millions)	2013	2012	Variance
Operating Revenues	$3,245	$3,152	$93
Operating Expenses	2,999	2,810	189
Gains on Sales of Other Assets and Other, net	5	7	(2)
Operating Income	251	349	(98)
Other Income and Expense, net	4	13	(9)
Interest Expense	78	89	(11)
Income Before Income Taxes	177	273	(96)
Income Tax Expense	75	98	(23)
Net Income	$102	$175	$(73)

The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers for Duke Energy Ohio. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year		2013	2012
Residential sales		1.5%	(3.3)%
General service sales		0.8%	(2.6)%
Industrial sales		0.2%	0.6%
Wholesale power sales		20.9%	(35.9)%
Total sales		0.9%	(2.3)%
Average number of customers		0.4%	0.5%

Year Ended December 31, 2013 as Compared to 2012

Operating Revenues. The variance was primarily driven by:

•          A $68 million increase in net mark-to-market revenue on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $70 million in 2013 compared to losses of $2 million in 2012;

•          A $68 million increase for the gas-fired generation assets driven primarily by higher power prices, partially offset by decreased volumes;

•          A $41 million increase in rate riders and retail pricing primarily due to rate increases in 2013;

•          A $21 million increase for the coal-fired generation assets driven primarily by increased volumes, partially offset by lower realized power prices, including the impact of hedge settlements; and

•          A $13 million increase related to favorable weather conditions.

Partially offset by:

•          An $85 million decrease in PJM capacity revenue related to lower average cleared capacity auction pricing; and

•          A $41 million decrease in regulated fuel revenues primarily driven by reduced sales volumes, partially offset by higher fuel costs.

Operating Expenses. The variance was primarily driven by:

•          A $109 million increase in fuel expense for the gas-fired generation assets driven by higher natural gas costs, partially offset by decreased natural gas volumes;

•          A $96 million increase in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $99 million in 2013 compared to losses of $3 million in 2012; and

•          A $41 million increase in property and other taxes driven primarily by an Ohio property tax settlement recorded in 2012.

Partially offset by:

•          A $42 million decrease in regulated fuel expense driven primarily by lower purchased power expense and reduced volumes, partially offset by higher fuel costs.

PART II

Other Income and Expenses, net. The decrease was primarily due to lower AFUDC equity and lower interest income.

Interest Expense. The decrease was primarily due to lower average debt balances in 2013 compared to 2012.

Income Tax Expense.  The variance was primarily due to a decrease in pretax income. The effective tax rates for the years ended December 31, 2013 and 2012 were 42.2 percent and 36 percent, respectively. The change in the effective tax rate was primarily due to a decrease in pretax income and a decrease in the manufacturing deduction in 2013.

Matters Impacting Future Duke Energy Ohio Results

On February 17, 2014, Duke Energy Ohio announced that it had initiated a process to exit its nonregulated Midwest generation business. Considering a marketing period of several months and potential regulatory approvals, Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business by early to mid-2015. In the first quarter of 2014, Duke Energy Ohio will reclassify approximately $3.5 billion carrying value of its Midwest generation business to assets held for sale and expects to record an estimated pretax  impairment charge of $1 billion to $2 billion to reduce the carrying value to estimated sales proceeds less cost to sell.

In 2013, a FERC Administrative Law Judge issued an initial decision holding that Duke Energy Ohio is responsible for certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of Duke Energy Ohio’s withdrawal. The initial decision will be reviewed by FERC. If FERC upholds the initial decision, Duke Energy Ohio intends to file an appeal in federal court. If Duke Energy Ohio ultimately is found to be responsible for these costs, a portion of these costs may not be eligible for recovery, resulting in an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART II

DUKE ENERGY INDIANA

Introduction

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2013, 2012, and 2011.

Basis of Presentation

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

Results of Operations

	Years Ended December 31,
(in millions)	2013	2012	Variance
Operating Revenues	$2,926	$2,717	$209
Operating Expenses	2,193	2,792	(599)
Operating Income (Loss)	733	(75)	808
Other Income and Expense, net	18	90	(72)
Interest Expense	170	138	32
Income (Loss) Before Income Taxes	581	(123)	704
Income Tax Expense (Benefit)	223	(73)	296
Net Income (Loss)	$358	$(50)	$408

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year		2013	2012
Residential sales		3.2%	(4.8)%
General service sales		0.5%	(0.5)%
Industrial sales		(0.3)%	1.7%
Wholesale power sales		(1.4)%	7.9%
Total sales		0.4%	1.2%
Average number of customers		0.7%	0.6%

Year Ended December 31, 2013 as Compared to 2012

Operating Revenues. The variance was primarily driven by:

•          A $155 million net increase primarily related to updates to the IGCC rider, and

•          A $43 million increase in fuel revenues (including emission allowances) due to an increase in fuel rates as a result of higher fuel and purchased power costs.

Operating Expenses. The variance was primarily driven by:

•          A $600 million decrease due to 2012 impairment and other charges related to the Edwardsport IGCC plant, and

•          A $40 million decrease in depreciation expense due to a regulatory order related to the Edwardsport IGCC settlement agreement.

Partially offset by:

•          A $43 million increase in fuel costs primarily driven by higher fuel and purchased power costs.

Other Income and Expenses, net. The variance was primarily driven by a $70 million decrease in AFUDC equity primarily due to updates to the IGCC rider in January 2013.

Interest Expense. The variance was primarily driven by a $30 million decrease in AFUDC debt primarily due to updates to the IGCC rider in January 2013.

Income Tax Expense (Benefit). The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2013 and 2012 were 38.4 percent and 59.5 percent, respectively. The decrease in the effective tax was primarily due to pretax income in 2013 compared to pretax loss in 2012 primarily resulting from the Edwardsport IGCC project impairment and the impact of AFUDC equity in 2013 that reduced the tax expense compared to higher AFUDC in 2012 that increased the tax benefit.

PART II

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of financial statements requires the application of accounting policies, judgments, assumptions and estimates that can significantly affect the reported results of operations and the amounts of assets and liabilities reported in the financial statements. Judgments made include the likelihood of success of particular projects, possible legal and regulatory challenges and anticipated recovery of costs.

Management discusses these policies, estimates and assumptions with senior members of management on a regular basis and provides periodic updates on management decisions to the audit committee of the Duke Energy board of directors. Management believes the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods.

Regulatory Accounting

A substantial majority of Regulated Utilities, Duke Energy’s regulated operations, meet the criteria for application of regulatory accounting treatment. As a result, Duke Energy records assets and liabilities that would not be recorded for nonregulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds, or reduce rates, to customers for previous collections or for costs that have yet to be incurred.

Management continually assesses whether recorded regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, historical regulatory treatment for similar costs in Duke Energy’s jurisdictions, litigation of rate orders, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. If future recovery of costs ceases to be probable, asset write-offs would be recognized in operating income. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, recognition of nuclear decommissioning costs and amortization of regulatory assets or may disallow recovery of all or a portion of certain assets. Total regulatory assets for Duke Energy were $10,086 million and $11,741 million as of December 31, 2013 and 2012, respectively. Total regulatory liabilities were $6,265 million and $5,740 million as of December 31, 2013 and 2012, respectively. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

As required by regulated operations accounting, significant judgment can be required to determine if an otherwise recognizable cost is considered to be an entity specific cost recoverable in future rates and therefore a regulatory asset. Significant judgment can also be required to determine if revenues previously recognized are for entity specific costs that are no longer expected to be incurred and are therefore a regulatory liability.

Regulatory accounting rules also require recognition of a loss if it becomes probable that part of the cost of a plant under construction (or a recently completed plant or an abandoned plant) will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. For example, if a cost cap is set, the amount of the disallowance is a result of a judgment as to the ultimate cost of the plant. Other disallowances can require judgments on allowed future rate recovery. As discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” during 2012 and 2011 Duke Energy Indiana recorded charges of $631 million and $222 million, respectively, related to the Edwardsport IGCC plant. In 2013, Duke Energy Florida recorded a charge of $295 million related to the retired Crystal River Unit 3 Nuclear Station. Also as discussed in Note 2 to the Consolidated Financial Statements, “Acquisitions and Sales of Other Assets”, Duke Energy Carolinas and Duke Energy Progress recorded disallowance charges in 2012 in order to gain FERC approval of the merger between Duke Energy and Progress Energy. Duke Energy Carolinas and Duke Energy Progress guaranteed total fuel savings to customers in North Carolina and South Carolina of $687 million over the five years in order to gain NCUC and SCPSC approval of the merger between Duke Energy and Progress Energy. Based on current estimates of future fuel costs, Duke Energy anticipates that it will meet the guaranteed fuel savings. However, if actual fuel costs are higher than expected, Duke Energy could record a charge for the unmet guaranteed savings.

Goodwill Impairment Assessments

Duke Energy’s goodwill balances by segment are included in the following table.

	December 31,
(in millions)	2013	2012
Regulated Utilities	$15,950	$15,950
International Energy	326	353
Commercial Power	64	62
Total Duke Energy goodwill	$16,340	$16,365

During 2012, Duke Energy recorded $12,469 million of goodwill associated with the merger with Progress Energy. This goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed on the acquisition date, and was allocated entirely to the Regulated Utilities segment. The remainder of Regulated Utilities’ goodwill relates to the acquisition of Cinergy in April 2006.

Duke Energy allocates goodwill to reporting units, which are a subset of the business segments and are determined based on how the segment is managed. Duke Energy is required to test goodwill for impairment at the reporting unit level at least annually and more frequently if it is more likely than not that the fair value of a reporting unit is less than its carrying value. Duke Energy performs its annual impairment test as of August 31.

Application of the goodwill impairment test requires management judgment, including determining the fair value of the reporting unit, which management estimates using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value analyses include discount and growth rates, future rates of return expected to result from ongoing rate

PART II

regulation, utility sector market performance and transactions, projected operating and capital cash flows for Duke Energy’s business and the fair value of debt.

Estimated future cash flows under the income approach are based to a large extent on Duke Energy’s internal business plan, and adjusted as appropriate for Duke Energy’s views of market participant assumptions. Duke Energy’s internal business plan reflects management’s assumptions related to customer usage and attrition based on internal data and economic data obtained from third-party sources, projected commodity pricing data and potential changes in environmental regulations. The business plan assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of returns on equity, anticipated earnings/returns related to significant future capital investments, continued recovery of cost of service, the renewal of certain contracts and the future of renewable tax credits. Management also makes assumptions regarding operation, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory and economic stability, the ability to renew contracts and other factors, into its revenue and expense forecasts.

One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (WACC) for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on twenty-year U.S. Treasury bonds. In the 2013 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. For example, Duke Energy Ohio’s transmission and distribution reporting unit generally would have a lower company specific risk premium as it does not have the higher level of risk associated with owning and operating generation assets nor does it have significant construction risk or risk associated with potential future carbon legislation or pending EPA regulations. The discount rates used for calculating the fair values as of August 31, 2013, for each of Duke Energy’s domestic reporting units ranged from 5.4 percent to 7.4 percent.

For Duke Energy’s international operations, a country specific risk adder based on the average risk premium for each separate country in which International Energy operates was added to the base discount rate to reflect the differing risk profiles. This resulted in a discount rate for the August 31, 2013 goodwill impairment test for the international operations of 10.6 percent.

The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.

The majority of Duke Energy’s business is in environments that are either fully or partially rate-regulated. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, Duke Energy’s regulated utilities operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions. However, changes in discount rates may have a significant impact on the fair value of equity.

As of August 31, 2013, all of the reporting units’ estimated fair value of equity exceeded the carrying value of equity by more than 10 percent.

The fair value of Commercial Power’s Renewables reporting unit is impacted by a multitude of factors, including legislative actions related to tax credit extensions, long-term growth rate assumptions, the market price of power and discount rates. As of December 31, 2013, the Renewables reporting unit’s estimated fair value of equity exceeded the carrying value of equity. Duke Energy continues to monitor these assumptions for any indicators that the fair value of the reporting unit could be below the carrying value, and will assess goodwill for impairment as appropriate.

Long-Lived Asset Impairment Assessments

Property, plant and equipment is stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy evaluates property, plant and equipment for impairment when events or changes in circumstances (such as a significant change in cash flow projections, the determination that it is more likely than not an asset or asset group will be sold, or a regulating body with authority to set rates Duke Energy charges to customers approves an order disallowing recovery of costs incurred or to be incurred) indicate the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with their carrying value, except when applied to regulated plant costs that are disallowed for ratemaking purposes. The impairment for a disallowance of costs for regulated plants under construction, recently completed or abandoned is based on discounted cash flows. See “Regulatory Accounting” for information related to accounting for rate regulated operations.

Performing an impairment evaluation involves a significant degree of estimation and judgment in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted future cash flows associated with the asset. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the asset and recording a loss if the carrying value is greater than the fair value. Additionally, determining fair value of the asset requires probability weighting future cash flows to reflect expectations about possible variations in their amounts or timing and the selection of an appropriate discount rate. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For assets identified as held for sale, the carrying value is compared to the estimated fair value less cost to sell to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change.

When determining whether an asset or asset group has been impaired, management groups assets at the lowest level that has discrete cash flows. For regulated entities, the lowest level with discrete cash flows is generally the operating utility level.

When it becomes probable that regulated generation, transmission or distribution assets will be abandoned, the cost of the asset is removed from plant in service. The value that may be retained as an asset on the balance sheet for the abandoned property is dependent upon

PART II

amounts that may be recovered through regulated rates, including any return. As such, an impairment charge could be offset by the establishment of a regulatory asset if rate recovery is probable.

As discussed further in Note 2 to the Consolidated Financial Statements, “Acquisitions, Dispositions, and Sales of Other Assets,” in the first quarter of 2014, Duke Energy Ohio announced it had initiated a process to exit its nonregulated Midwest generation business. As a result, Duke Energy expects to classify the Midwest generation business as held for sale and record an estimated pretax impairment charge of $1 billion to $2 billion in the first quarter of 2014. As discussed further in Note 2 to the Consolidated Financial Statements, “Acquisitions, Dispositions, and Sales of Other Assets,” in the third quarter of 2012, Duke Energy Carolinas and Duke Energy Progress recorded certain impairment charges in conjunction with the merger between Duke Energy and Progress Energy. As discussed further in Note 11 to the Consolidated Financial Statements, “Goodwill and Intangible Assets,” in the third quarter of 2011, Commercial Power recorded $79 million of pretax impairment charges related to CAA emission allowances that were no longer expected to be used as a result of the issuance of the final CSAPR. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations.

Accounting for Loss Contingencies

Preparation of financial statements and related disclosures require judgments regarding the future outcome of contingent events. Duke Energy is involved in certain legal and environmental matters arising in the normal course of business. Estimating probable losses requires analysis of multiple forecasts and scenarios that often depend on judgments about potential actions by third parties, such as federal, state and local courts and other regulators. Contingent liabilities are often resolved over long periods of time. Amounts recorded in the consolidated financial statements may differ from the actual outcome once the contingency is resolved, which could have a material impact on future results of operations, financial position and cash flows of Duke Energy.

For further information, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Pension and Other Post-Retirement Benefits

The calculation of pension expense, other post-retirement benefit expense and net pension and other post-retirement assets or liabilities require the use of assumptions and election of permissible accounting alternatives. Changes in assumptions can result in different expense and reported asset or liability amounts, and future actual experience can differ from the assumptions. Duke Energy believes the most critical assumptions for pension and other post-retirement benefits are the expected long-term rate of return on plan assets and the assumed discount rate. Additionally, medical and prescription drug cost trend rate assumptions are critical to Duke Energy’s estimates of other post-retirement benefits.

Duke Energy elects to amortize net actuarial gains or losses in excess of the corridor of 10 percent of the greater of the market-related value of plan assets or plan projected benefit obligation, into net pension or other post-retirement benefit expense over the average remaining service period of active covered employees. Prior service cost or credit, which represents the effect on plan liabilities due to plan amendments, is amortized over the average remaining service period of active covered employees.

Duke Energy maintains non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings based on age and years of service and current interest credits. Certain employees are covered under plans that use a final average earnings formula.

Duke Energy provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Certain employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

For both pension and other post-retirement plans, Duke Energy assumes its plan’s assets will generate a long-term rate of return of 6.75 percent as of December 31, 2013. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers on investments. In September 2013, Duke Energy adopted a de-risking investment strategy for its pension plan assets. As the funded status of the Duke Energy and Progress Energy pension plans increase, over time the allocation to return-seeking assets will be reduced and the allocation to fixed-income assets will be increased to better manage Duke Energy’s pension liability and reduce funded status volatility. Based on the current funded status of the plans, the asset allocation for the Duke Energy pension plans has been adjusted to 60 percent fixed-income assets and 40 percent return-seeking assets and the asset allocation for the Progress Energy pension plans has been adjusted to 55 percent fixed-income assets and 45 percent return-seeking assets.

The assets for Duke Energy’s pension and other post-retirement plans are maintained in a master trust.  Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I). The investment objective of VEBA I is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. VEBA I is passively managed.

Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 4.7 percent as of December 31, 2013. Discount rates used to measure benefit plan obligations for financial reporting purposes reflect rates at which pension benefits could be effectively settled. As of December 31, 2013, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to match the timing of projected benefit payments. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact future pension expense and liabilities. Duke Energy cannot predict with certainty what these factors will

PART II

be in the future. The following table presents the approximate effect on Duke Energy’s 2013 pretax pension expense, pension obligation and other post-retirement benefit obligation if a 0.25 percent change in rates were to occur.

	Qualified and Non-Qualified Pension Plans		Other Post-retirement Plans
(in millions)	+0.25%	-0.25%	+0.25%	-0.25%
Effect on 2013 pretax pension expense
Expected long-term rate of return	$(18)	$18	$(1)	$1
Discount rate	(16)	16	(4)	4
Effect on benefit obligation at December 31, 2013
Discount rate	(194)	200	(23)	24

Duke Energy’s U.S. post-retirement plan uses a medical care trend rate which reflects the near and long-term expectation of increases in medical health care costs. Duke Energy’s U.S. post-retirement plan uses a prescription drug trend rate, which reflects the near and long-term expectation of increases in prescription drug health care costs. As of December 31, 2013, the medical care trend rates were 8.5 percent, which grades to 5.00 percent by 2021. The following table presents the approximate effect on Duke Energy’s 2013 pretax other post-retirement expense and other post-retirement benefit obligation if a 1 percentage point change in the health care trend rate were to occur.

	Other Post-retirement Plans
(in millions)	+1.0%	-1.0%
Effect on 2013 other post-retirement expense	$25	$(20)
Effect on other post-retirement benefit obligation at December 31, 2013	40	(36)

For further information, see Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans.”

PART II

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its domestic liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Duke Energy’s projected primary sources and uses for the next three fiscal years are included in the table below.

(in millions)	2014	2015	2016
Uses:
Capital expenditures	5,825-6,125	6,850-7,450	7,175-8,175
Debt maturities(a)	2,170	2,470	1,870
Dividend payments	2,225	2,270	2,315
Sources:
Cash flows from operations	$7,370	$7,930	$8,150
Debt issuances	3,160	3,475	2,800

(a)	Excludes capital leases and securitized receivables maturities in 2016 expected to be renewed. Amount represents Duke Energy's financing plan, which accelerates certain contractual maturities.

The Subsidiary Registrants generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Subsidiary Registrants, excluding Progress Energy, support their short-term borrowing needs through participation with Duke Energy and certain of its other subsidiaries in a money pool arrangement. The companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities,” for additional discussion of the money pool arrangement.

Duke Energy and the Subsidiary Registrants, excluding Progress Energy, may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. Duke Energy’s current liabilities frequently exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.

Credit Facilities and Registration Statements

Master Credit Facility Summary

Duke Energy has a master credit facility with a capacity of $6 billion through December 2018. The Subsidiary Registrants, excluding Progress Energy each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the master credit facility has been reduced to backstop the issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the master credit facility.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Notes payable and commercial paper(b)	(450)	―	(300)	―	―	―	(150)
Outstanding letters of credit	(62)	(55)	(4)	(2)	(1)	―	―
Tax-exempt bonds	(240)	―	(75)	―	―	(84)	(81)
Available capacity	$5,248	$2,195	$621	$748	$649	$566	$469

(a)	Represents the sublimit of each borrower at December 31, 2013. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas' and Duke Energy Indiana's Condensed Consolidated Balance Sheets.

PremierNotes

Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2013 and December 31, 2012, was $836 million and $395 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.

PART II

Shelf Registration

In September 2013, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

CAPITAL EXPENDITURES

Duke Energy’s projected capital and investment expenditures for the next three fiscal years are included in the table below.

(in millions)	2014	2015	2016
Regulated Utilities	$4,850	$6,075	$6,500
Commercial Power, International Energy and Other	975	775	675
Total committed expenditures	5,825	6,850	7,175
Discretionary expenditures	300	600	1,000
Total projected capital and investment expenditures	$6,125	$7,450	$8,175

Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Based on this goal, the majority of Duke Energy’s total projected capital expenditures are allocated to the Regulated Utilities segment. The table below includes the components of projected capital expenditures for Regulated Utilities for the next three fiscal years.

	2014	2015	2016
New generation	$200	$975	$1,175
Environmental	400	250	250
Nuclear fuel	525	525	575
Major nuclear	350	375	325
Customer additions	425	450	475
Grid modernization and other transmission and distribution projects	125	450	525
Maintenance	2,825	3,050	3,175
Total projected Regulated Utilities capital and investment expenditures	$4,850	$6,075	$6,500

DEBT MATURITIES

The following table shows the significant components of Current maturities of long-term debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations, primarily with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2013
Unsecured Debt
Duke Energy (Parent)	February 2014	6.300%	$750
Progress Energy (Parent)	March 2014	6.050%	300
Duke Energy (Parent)	September 2014	3.950%	500
Tax-exempt Bonds
Duke Energy Progress	January 2014	0.105%	167
Other			387
Current maturities of long-term debt			$2,104

DIVIDEND PAYMENTS

Duke Energy has paid quarterly cash dividends for 88 consecutive years and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.

Over the past several years, Duke Energy’s dividend has grown at approximately two percent annually, slower than overall earnings growth. The Board of Directors continues to target a payout ratio of 65 percent to 70 percent, based upon adjusted diluted EPS. Once the dividend is within the target payout ratio, Duke Energy believes it has the flexibility to grow the dividend at a pace more consistent with earnings growth.

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries

As discussed in Note 4 to the Consolidated Financial Statements “Regulatory Matters”, Duke Energy’s wholly owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy via dividend, advance or loan as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation which, in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2013, the amount of restricted net assets of wholly owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is less than 25 percent of Duke Energy’s consolidated net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have any significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

PART II

CASH FLOWS FROM OPERATING ACTIVITIES

The relatively stable operating cash flows of Regulated Utilities compose a substantial portion of Duke Energy’s cash flows from operations. Regulated Utilities’ cash flows from operations are primarily driven by sales of electricity and natural gas and costs of operations. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages and storms can affect the timing and level of cash flows from operations. Duke Energy provides the liquidity support for Commercial Power’s coal-fired and gas-fired assets that are dispatched into the PJM wholesale market. Commercial Power has economically hedged a portion of its forecasted generation through 2018 with various counterparties, and a substantial portion of these contracts require daily posting of margin, which can be significant. Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately, the master credit facility, to support these operations. Cash flows from operations are subject to a number of other factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A, “Risk Factors,” for additional information).

At December 31, 2013, Duke Energy had cash and cash equivalents and short-term investments of $1.5 billion, of which $1.1 billion is held by entities domiciled in foreign jurisdictions and is forecasted to be used to fund the operations of and investments in International Energy. Undistributed foreign earnings associated with International Energy’s operations are considered indefinitely reinvested. As a result, no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in International Energy’s foreign jurisdictions is not needed to fund the operations of its U.S. operations and that International Energy either has invested or has intentions to reinvest such earnings. While management currently intends to indefinitely reinvest all of International Energy’s unremitted earnings, should circumstances change, Duke Energy may need to record additional income tax expense in the period in which such determination changes. The cumulative undistributed earnings as of December 31, 2013, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is approximately $2.4 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $300 million and $375 million. See Note 22 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

DEBT ISSUANCES

Depending on availability based on the issuing entity, the credit rating of the issuing entity, and market conditions, the Subsidiary Registrants prefer to issue first mortgage bonds and secured debt, followed by unsecured debt. This preference is the result of generally higher credit ratings for first mortgage bonds and secured debt, which typically result in lower interest costs. Duke Energy Corporation primarily issues unsecured debt.

Duke Energy’s capitalization is balanced between debt and equity as shown in the table below. The 2014 projected capitalization percentages exclude purchase accounting adjustments related to the merger with Progress Energy.

	Projected 2014	Actual 2013	Actual 2012
Equity	52%	50%	50%
Debt	48%	50%	50%

Duke Energy’s fixed charges coverage ratio, calculated using SEC guidelines, was 3.0 times for 2013, 2.5 times for 2012, and 3.2 times for 2011.

Restrictive Debt Covenants

Duke Energy’s debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of December 31, 2013, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings

Duke Energy and certain subsidiaries each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). Duke Energy’s corporate credit rating and issuer credit rating from Fitch, Moody’s and S&P, respectively, as of February 13, 2013 is BBB+, A3 and BBB+, respectively. As of February 13, 2014, the Duke Energy Registrants’ have stable outlooks from Fitch, Moody’s and S&P.

The following table includes the Duke Energy and certain subsidiaries’ Senior Unsecured Credit Ratings as of February 13, 2014.

	S&P	Moody's	Fitch
Duke Energy Corporation	BBB	A3	BBB+
Duke Energy Carolinas	BBB+	A1	A
Progress Energy	BBB	Baa1	BBB
Duke Energy Progress	BBB+	A1	A
Duke Energy Florida	BBB+	A3	A-
Duke Energy Ohio	BBB+	Baa1	A-
Duke Energy Indiana	BBB+	A2	A-
Duke Energy Kentucky	BBB+	Baa1	A-

Credit ratings are dependent on the ability to meet our debt principal and interest obligations when they come due, which is a measure of the strength of the current balance sheet. If, as a result of market conditions or other factors, Duke Energy and certain other subsidiaries are unable to maintain current balance sheet strength, or if earnings and cash flow outlook materially deteriorates, credit ratings could be negatively impacted.

PART II

Cash Flow Information

The following table summarizes Duke Energy’s cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2013	2012	2011
Cash flows provided by (used in):
Operating activities	$6,382	$5,244	$3,672
Investing activities	(4,978)	(6,197)	(4,434)
Financing activities	(1,327)	267	1,202
Net increase (decrease) in cash and cash equivalents	77	(686)	440
Cash and cash equivalents at beginning of period	1,424	2,110	1,670
Cash and cash equivalents at end of period	$1,501	$1,424	$2,110

OPERATING CASH FLOWS

The following table summarizes key components of Duke Energy’s operating cash flows for the three most recently completed fiscal year.

	Years Ended December 31,
(in millions)	2013	2012	2011
Net income	$2,676	$1,782	$1,714
Non-cash adjustments to net income	4,876	3,769	2,628
Contributions to qualified pension plans	(250)	(304)	(200)
Working capital	(920)	(3)	(470)
Net cash provided by operating activities	$6,382	$5,244	$3,672

For the year ended December 31, 2013 compared to 2012, the variance was driven primarily by:

•

A $2,001 million increase in net income after non-cash adjustments, mainly due to the inclusion of Progress Energy's results for first six months of 2013 and the impact of revised rates  and lower operation and maintenance expenses, partially offset by;

•

A $917 million decrease in operating cash flows from increased investments in traditional working capital, mainly due to the timing of receivables and accruals, lower incentive accruals, net of current year payments and reserve reductions and the prior year overallocation of the Carolinas' fuels costs. These decreases were partially offset by the NEIL proceeds.

For the year ended December 31, 2012 compared to 2011, the variance was driven primarily by:

•

An approximately $1,210 million increase in net income after non-cash adjustments (depreciation and amortizations, higher Edwardsport charges, severance expense and other Progress Energy merger related costs), resulting from the inclusion of  Progress Energy's results beginning July 2, 2012 and the impact of the 2011 North Carolina and South Carolina rate cases, net of unfavorable weather.

•

A $560 million increase in operating cash flows from lower investment in traditional working capital, mainly due to an increase in current year vacation and incentive accruals and prior year refund of North Carolina overcollected fuels costs and current year overcollection of North Carolina and South Carolina fuel costs, partially offset by;

•	A $100 million increase in contributions to company sponsored pension plans due to contributions for Progress Energy pension plans.

INVESTING CASH FLOWS

The following table summarizes key components of Duke Energy’s investing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2013	2012	2011
Capital, investment and acquisition expenditures	$(5,607)	$(5,958)	$(4,464)
Available for sale securities, net	173	(182)	(131)
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	277	212	118
Other investing items	179	(269)	43
Net cash used in investing activities	$(4,978)	$(6,197)	$(4,434)

The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2013	2012	2011
Regulated Utilities	$5,049	$4,220	$3,717
Commercial Power	268	1,038	492
International Energy	67	551	114
Other	223	149	141
Total capital, investment and acquisition expenditures	$5,607	$5,958	$4,464

For the year ended December 31, 2013 compared to 2012, the variance was driven primarily by:

•	A $581 million variance in restricted cash due to posting collateral on a secured debt issuance related to the Chilean hydro acquisition in 2012 and the return of a portion of this collateral in 2013,

•	A $355 million increase in proceeds from the sales of available-for-sale securities, net of purchases due to the investment of excess cash held in foreign jurisdictions and

•

A $351 million decrease in capital, investment and acquisition expenditures primarily due to lower spending on Duke Energy's renewable energy projects and ongoing infrastructure modernization program as these projects were completed, net of expenditures on Progress Energy's maintenance projects.

For the year ended December 31, 2012 compared to 2011, the variance was driven primarily by:

•

A $1,490 million increase in capital, investment and acquisition expenditures primarily due to the inclusion of Progress Energy's capital expenditures beginning July 2, 2012, higher expenditures on renewable energy projects and the Chilean hydro acquisition, net of lower spending on Duke Energy's ongoing infrastructure modernization program as these projects near completion and

•	A $440 million increase in restricted cash primarily due to a secured debt issuance related to Chilean hydro acquisition.

FINANCING CASH FLOWS

The following table summarizes key components of Duke Energy’s financing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2013	2012	2011
Issuance of common stock related to employee benefit plans	$9	$23	$67
Issuance of long-term debt, net	840	1,672	2,292
Notes payable and commercial paper	93	278	208
Dividends paid	(2,188)	(1,752)	(1,329)
Other financing items	(81)	46	(36)
Net cash (used in) provided by financing activities	$(1,327)	$267	$1,202

For the year ended December 31, 2013 compared to 2012, the variance was driven primarily by:

•	A $832 million decrease in net issuances of long-term debt, primarily due to the timing of issuances and redemptions between years, resulting from the completion of major construction projects,

•

A $436 million increase in quarterly dividends primarily due to an increase in common shares outstanding, resulting from the merger with Progress Energy and an increase in dividends per share from $0.765 to $0.78 in the third quarter of 2013. The total annual dividend per share was $3.09 in 2013 compared to $3.03 in 2012 and

•	A $185 million decrease in proceeds from net issuances of notes payable and commercial paper, primarily due to changes in short-term working capital needs.

For the year ended December 31, 2012 compared to 2011, the variance was driven primarily by:

•	A $620 million decrease in net issuances of long-term debt, primarily due to the timing of issuances and redemptions between years and

•

A $420 million increase in quarterly dividends primarily due to an increase in common shares outstanding, resulting from the merger with Progress Energy and an increase in dividends per share from $0.75 to $0.765 in the third quarter of 2012. The total annual dividend per share was $3.03 in 2012 compared to $2.97 in 2011;

These decreases in cash provided were partially offset by:

•	A $70 million increase in proceeds from net issuances of notes payable and commercial paper, primarily due to the PremierNotes program, net of paydown of commercial paper.

PART II

Summary of Significant Debt Issuances

The following tables summarize the significant debt issuances (in millions).

			Year Ended December 31, 2013
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress			Duke Energy Ohio	Duke Energy Indiana		Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$	―	$	―	$	―	$500
June 2013(b)	June 2018	2.100%	500		―		―		―	500
August 2013(c)(d)	August 2023	11.000%	―		―		―		―	220
October 2013(e)	October 2023	3.950%	400		―		―		―	400
Secured Debt
February 2013(f)(g)	December 2030	2.043%	―		―		―		―	203
February 2013(f)	June 2037	4.740%	―		―		―		―	220
April 2013(h)	April 2026	5.456%	―		―		―		―	230
December 2013(i)	December 2016	0.852%	―		300		―		―	300
First Mortgage Bonds
March 2013(j)	March 2043	4.100%	―		500		―		―	500
July 2013(k)	July 2043	4.900%	―		―		―		350	350
July 2013(k)(l)	July 2016	0.619%	―		―		―		150	150
September 2013(m)	September 2023	3.800%	―		―		300		―	300
September 2013(m)(n)	March 2015	0.400%	―		―		150		―	150
Total Issuances			$1,400		$800		$450		$500	$4,023

(a)

Callable after January 2018 at par. Proceeds were used to redeem the $300 million 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS) and to repay a portion of outstanding commercial paper and for general corporate purposes. See Note 17 for additional information about the QUIPS.

(b)		Proceeds were used to repay $250 million of current maturities and for general corporate purposes, including the repayment of outstanding commercial paper.
(c)		Proceeds were used to repay $200 million of current maturities. The maturity date included above applies to half of the instrument. The remaining half matures in August 2018.
(d)		The debt is floating rate based on a consumer price index and an overnight funds rate in Brazil. The debt is denominated in Brazilian Real.
(e)		Proceeds were used to repay commercial paper as well as for general corporate purposes.
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
(h)

Represents the conversion of a $190 million bridge loan issued in conjunction with the acquisition of Ibener in December 2012. Duke Energy received incremental proceeds of $40 million upon conversion of the bridge loan. The debt is floating rate and is denominated in U.S. dollars. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 75 percent of the loan.

(i)		Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Progress; the proceeds were used to repay short-term debt. See Note 17 for further details.
(j)		Proceeds were used to repay notes payable to affiliated companies as well as for general corporate purposes.
(k)		Proceeds were used to repay $400 million of current maturities.
(l)		The debt is floating rate based on 3-month London Interbank Offered Rate (LIBOR) and a fixed credit spread of 35 basis points.
(m)

Proceeds were used for general corporate purposes including the repayment of short-term notes payable, a portion of which was incurred to fund the retirement of $250 million of first mortgage bonds that matured in the first half of 2013.

(n)		The debt is floating rate based on 3-month LIBOR plus a fixed spread of 14 basis points.

PART II

			Year Ended December 31, 2012
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)		Duke Energy Carolinas		Progress Energy (Parent)	Duke Energy Progress		Duke Energy Florida		Duke Energy Indiana		Duke Energy
Unsecured Debt
March 2012(a)	April 2022	3.15%	$	―	$	―	$450	$	―	$	―	$	―	$450
August 2012(b)	August 2017	1.63%		700		―	―		―		―		―	700
August 2012(b)	August 2022	3.05%		500		―	―		―		―		―	500
Secured Debt
April 2012(c)	September 2024	2.64%		330		―	―		―		―		―	330
December 2012(d)	March 2013	2.77%		203		―	―		―		―		―	203
December 2012(d)	March 2013	4.74%		220		―	―		―		―		―	220
December 2012(e)	June 2013	1.01%		190		―	―		―		―		―	190
December 2012(e)	December 2025	1.56%		200		―	―		―		―		―	200
First Mortgage Bonds
March 2012(f)	March 2042	4.20%		―		―	―		―		―		250	250
May 2012(g)	May 2022	2.80%		―		―	―		500		―		―	500
May 2012(g)	May 2042	4.10%		―		―	―		500		―		―	500
September 2012(h)	September 2042	4.00%		―		650	―		―		―		―	650
November 2012(i)	November 2015	0.65%		―		―	―		―		250		―	250
November 2012(i)	November 2042	3.85%		―		―	―		―		400		―	400
Total Issuances				$2,343		$650	$450		$1,000		$650		$250	$5,343

(a)		Proceeds were used to repay current maturities of $450 million.
(b)		Proceeds were used to repay current maturities of $500 million, as well as for general corporate purposes, including the repayment of commercial paper.
(c)

Proceeds  were used to reimburse construction costs for DS Cornerstone, LLC joint venture wind projects. Debt was subsequently deconsolidated upon execution of a joint venture. See Note 17 for further details.

(d)		Proceeds were used to fund the existing Los Vientos wind power portfolio.
(e)		Debt issuances were executed in connection with the acquisition of Ibener. Both loans were collateralized with cash deposits equal to 101 percent of the loan amounts. See Note 2 for further details.
(f)		Proceeds were used to repay a portion of outstanding short-term debt.
(g)		Proceeds were used to repay current maturities of $500 million, a portion of outstanding commercial paper and notes payable to affiliated companies.
(h)		Proceeds were used to repay current maturities of $420 million, as well as for general corporate purposes, including the funding of capital expenditures.
(i)		Proceeds will be used to repay current maturities of $425 million, as well as for general corporate purposes.

PART II

Off-Balance Sheet Arrangements

Duke Energy and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.

Most of the guarantee arrangements entered into by Duke Energy enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not always included on the Consolidated Balance Sheets. The possibility of Duke Energy, either on its own or on behalf of Spectra Energy Capital, LLC (Spectra Capital) through indemnification agreements entered into as part of the January 2, 2007 spin-off of Spectra Energy Corp (Spectra Energy), having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

Duke Energy performs ongoing assessments of their respective guarantee obligations to determine whether any liabilities have been incurred as a result of potential increased non-performance risk by third parties for which Duke Energy has issued guarantees.

See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.

Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position.

Other than the guarantee arrangements discussed above and normal operating lease arrangements, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information on these commitments, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations as of December 31, 2013.

	Payments Due By Period
(in millions)	Total	Less than 1 year (2014)	2-3 years (2015 & 2016)	4-5 years (2017 & 2018)	More than 5 years (2019 & beyond)
Long-term debt(a)	$38,740	$2,007	$5,409	$4,355	$26,969
Interest payments on long-term debt(b)	24,082	1,632	2,972	2,675	16,803
Capital leases(c)	2,302	171	336	342	1,453
Operating leases(c)	1,769	175	306	254	1,034
Purchase obligations:(d)
Fuel and purchased power(e)	26,893	5,163	6,787	4,099	10,844
Other purchase obligations(f)	6,193	4,400	646	305	842
Nuclear decommissioning trust annual funding(g)	912	52	105	92	663
Total contractual cash obligations(h)(i)	$100,891	$13,600	$16,561	$12,122	$58,608

(a)	See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.”
(b)	Interest payments on variable rate debt instruments were calculated using December 31, 2013 interest rates and holding them constant for the life of the instruments.
(c)

See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.” Amounts in the table above include the interest component of capital leases based on the interest rates stated in the lease agreements and exclude certain related executory costs.

(d)	Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected in the Consolidated Balance Sheets, have been excluded from the above table.
(e)

Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as normal purchase/normal sale (NPNS). For contracts where the price paid is based on an index, the amount is based on market prices at December 31, 2013. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting arrangements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.

(f)

Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for new generation plants and nuclear plant refurbishments, environmental projects on fossil facilities, major maintenance of certain nonregulated plants, maintenance and day to day contract work at certain wind facilities and commitments to buy wind and combustion turbines. Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase cannot be determined.

(g)

Related to future annual funding obligations to nuclear decommissioning trust fund (NDTF) through nuclear power stations' re-licensing dates. Amounts through 2017 include North Carolina jurisdictional amounts that Duke Energy Progress retained internally and is transitioning to its external decommissioning funds per a 2008 NCUC order. The transition of the original $131 million must be complete by December 31, 2017, and at least 10 percent must be transitioned each year. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."

(h)

Uncertain tax positions of $230 million are not reflected in this table as Duke Energy cannot predict when open income tax years will close with completed examinations. See Note 22 to the Consolidated Financial Statements, "Income Taxes."

(i)

The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing of when cash payments will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 21 to the Consolidated Financial Statements, "Employee Benefit Plans"), asset retirement obligations (see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations") and regulatory liabilities (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and Investment Tax Credits recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year.

PART II

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management Policies

Duke Energy is exposed to market risks associated with commodity prices, interest rates, equity prices and foreign currency exchange rates. Duke Energy has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Chief Risk Officer and other members of management on market risk positions, corporate exposures, and overall risk management activities. The Chief Risk Officer is responsible for the overall governance of managing commodity price risk, including monitoring exposure limits.

The following disclosures about market risk contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review Item 1A, “Risk Factors,” and “Cautionary Statement Regarding Forward-Looking Information” for a discussion of the factors that may impact any such forward-looking statements made herein.

Commodity Price Risk

Duke Energy is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Duke Energy’s exposure to these fluctuations is limited by the cost-based regulation of its operations in its Regulated Utilities segment as these operations are typically allowed to recover substantially all of these costs through various cost-recovery clauses, including fuel clauses. While there may be a delay in timing between when these costs are incurred and when these costs are recovered through rates, changes from year to year generally do not have a material impact on operating results of these regulated operations.

Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. Duke Energy employs established policies and procedures to manage risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 14 to the Consolidated Financial Statements, “Derivatives and Hedging.”

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy’s deal origination function. While Duke Energy uses common industry practices to develop its valuation techniques, changes in its pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

HEDGING STRATEGIES

Duke Energy closely monitors risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations. These instruments are also used to optimize the value of the nonregulated generation portfolio. Duke Energy’s primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to the prices of power and fuel.

The majority of instruments used to manage Duke Energy’s commodity price exposure are either not designated as hedges or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Mark-to-market changes for undesignated contracts entered into by regulated businesses are reflected as regulatory assets or liabilities on the Consolidated Balance Sheets. Undesignated contracts entered into by unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.

Duke Energy may also enter into other contracts that qualify for the NPNS exception. When a contract meets the criteria to qualify as an NPNS, Duke Energy applies such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of the commodity. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract as long as the transaction remains probable of occurring.

GENERATION PORTFOLIO RISKS

Duke Energy is primarily exposed to market price fluctuations of wholesale power, natural gas, and coal prices in the Regulated Utilities and Commercial Power segments. The Duke Energy Registrants optimize the value of their wholesale and nonregulated generation portfolios. The portfolios include generation assets, fuel, and emission allowances. Modeled forecasts of future generation output and fuel requirements are based on forward power and fuel markets. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units. For the Regulated Utilities segment, the generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations. However, the impact on the Consolidated Statements of Operations is partially offset by mechanisms in these regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. The Commercial Power nonregulated generation portfolio dispatches all of its electricity into unregulated markets on a day-ahead and real-time basis and receives wholesale energy margins and capacity revenues from PJM. Commercial Power has economically hedged its forecasted coal-fired generation and a significant portion of its forecasted gas-fired generation for 2014. Commercial Power also has long-term economic hedges in place for a portion of expected coal and gas generation through 2017 and 2018, respectively. Capacity revenues are 100 percent fixed in PJM through May 2017. International Energy generally hedges its expected generation using long-term bilateral power sales contracts when favorable market conditions exist and it is subject to wholesale commodity price risks for electricity not sold under such contracts. International Energy dispatches electricity not sold under long-term bilateral contracts into unregulated markets and receives wholesale energy margins and capacity revenues from national system operators. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2014 are also exposed to changes in fair value due to market price fluctuations of wholesale power, fuel oil and coal. See “Sensitivity Analysis for Generation Portfolio and Derivative Price Risks” below, for more information regarding the effect of changes in commodity prices on Duke Energy’s net income.

SENSITIVITY ANALYSIS FOR GENERATION PORTFOLIO AND DERIVATIVE PRICE RISKS

PART II

The table below summarizes the estimated effect of commodity price changes on Duke Energy’s pretax net income, based on a sensitivity analysis performed for the nonregulated generation portfolio. Forecasted exposure to commodity price risk for the Regulated Utilities segment is not anticipated to have a material adverse effect on Duke Energy’s results of operations in 2014. The following commodity price sensitivity calculations consider existing hedge positions and estimated production levels, as indicated in the table below, but do not consider other potential effects that might result from such changes in commodity prices.

Summary of Sensitivity Analysis for Generation Portfolio and Derivative Price Risks (in millions)
	Generation Portfolio Risks for 2014 As of December 31,(a)		Sensitivities for Derivatives Beyond 2014 As of December 31,(b)
Potential effect on pretax net income assuming a 10% price change in	2013	2012	2013	2012
Forward wholesale power prices (per MWh)	$11	$34	$158	$103
Forward coal prices (per ton)	4	11	―	―
Gas prices (per MMBtu)	6	21	―	―

(a)

Amounts related to forward wholesale prices represent the potential impact of commodity price changes on forecasted economic generation which has not been contracted or hedged. Amounts related to forward coal prices and forward gas prices represent the potential impact of commodity price changes on fuel needed to achieve such economic generation. Amounts exclude the impact of mark-to-market changes on undesignated contracts relating to periods in excess of one year from the respective date.

(b)

Amounts represent sensitivities related to derivative contracts executed to manage generation portfolio risks for periods beyond 2013. Amounts exclude the potential impact of commodity price changes on forecasted economic generation and fuel needed to achieve such forecasted generation.

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed-rate debt and commercial paper. Duke Energy manages interest rate exposure by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 6, 14, and 16 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Debt and Credit Facilities,” “Derivatives and Hedging,” and “Fair Value Measurements.”

The paragraph below summarizes the potential effect of interest rate changes on the Duke Energy Registrants’ pretax net income, based on a sensitivity analysis performed as of December 31, 2013 and December 31, 2012.

At December 31, 2013, Duke Energy had no notional amounts of fixed-to-floating hedges outstanding and no pre-issuance hedges outstanding. The weighted average interest rate on $5,677 million of long-term and short-term variable interest rate exposure that has not been hedged at December 31, 2013 was 1.45 percent.

These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2013 and 2012. The change in interest rate sensitivity for Duke Energy is primarily due to changes in short-term debt balances and cash balances. If interest rates changed significantly, Duke Energy would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

Marketable Securities Price Risk

As described further in Note 15 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities,” Duke Energy invests in debt and equity securities as part of various investment portfolios to fund certain obligations. The vast majority of investments in equity securities are within the NDTF and assets of the various pension and other post-retirement benefit plans.

PENSION PLAN ASSETS

Duke Energy maintains investments to help fund the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. These investments are exposed to price fluctuations in equity markets and changes in interest rates. The equity securities held in these pension plans are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. Duke Energy has established asset allocation targets for its pension plan holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held.

A significant decline in the value of plan asset holdings could require Duke Energy to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. Additionally, a decline in the fair value of plan assets, absent additional cash contributions to the plan, could increase the amount of pension cost required to be recorded in future periods, which could adversely affect Duke Energy’s results of operations in those periods.

NDTF

As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2013, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code,NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments in equity securities are exposed to price fluctuations in equity markets. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. Accounting for nuclear decommissioning recognizes that costs are recovered through retail rates; therefore, fluctuations in equity prices do not affect their Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or

PART II

regulatory liabilities pursuant to an Order by the NCUC, PSCSC and FPSC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through retail rates. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations” for additional information regarding nuclear decommissioning costs. See Note 15 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities” for additional information regarding NDTF assets.

Foreign Currency Risk

Duke Energy is exposed to foreign currency risk from investments in international businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations that are denominated in foreign currencies. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. Dollar and/or local inflation rates, or investments may be naturally hedged through debt denominated or issued in the foreign currency. Duke Energy may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of devaluation of the foreign currencies to which it has exposure.

Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real. The table below summarizes the potential effect of foreign currency devaluations on Duke Energy’s Consolidated Statement of Operations and Consolidated Balance Sheets, based on a sensitivity analysis performed as of December 31, 2013 and December 31, 2012.

Summary of Sensitivity Analysis for Foreign Currency Risks
	Assuming 10 percent devaluation in the currency exchange rates in all exposure currencies
	As of December 31,
(in millions)	2013	2012
Income Statement impact(a)	$(20)	$(20)
Balance Sheet impact(b)	(140)	(150)

(a)	Amounts represent the potential annual net pretax loss on the translation of local currency earnings to the U.S. Dollar in 2013 and 2012, respectively.
(b)	Amounts represent the potential impact to the currency translation through Accumulated Other Comprehensive Income (AOCI) on the Consolidated Balance Sheets

OTHER ISSUES

Fixed Charges Coverage Ratios

The Duke Energy Registrants’ fixed charges coverage ratios, as calculated using SEC guidelines, are included in the table below.

	Years Ended December 31,
	2013	2012	2011
Duke Energy	3.0	2.5	3.2
Duke Energy Carolinas	4.2	3.7	3.7
Progress Energy	2.1	1.6	2.1
Duke Energy Progress	3.6	2.2	4.2
Duke Energy Florida	2.7	2.3	2.8
Duke Energy Ohio	2.8	3.4	3.4
Duke Energy Indiana	4.1	0.1	2.2

(a)	Includes the results of Progress Energy beginning on July 2, 2012.

Dan River Ash Basin Release

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river.

Duke Energy cannot reasonably estimate the cost associated with remediation of this release at this time. Other costs related to the Dan River release and other ash basins, including regulatory directives, natural resources damages, future lawsuits, future claims, long-term environmental impact costs, long-term operational changes, and costs associated with new laws and regulations cannot be reasonably estimated at this time.

Global Climate Change

The Duke Energy Registrants’ greenhouse gas (GHG) emissions consist primarily of CO2 with most coming from their fleet of coal-fired power plants in the U.S. In 2013, the Duke Energy Registrants’ U.S. power plants emitted approximately 134 million tons of CO2. CO2 emissions from Duke Energy’s international operations were approximately 3 million tons. The Duke Energy Registrants’ future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and the Duke Energy Registrants’ decisions regarding generation technologies deployed to meet customer electricity needs.

The Duke Energy Registrants do not anticipate any of the states in which they currently operate fossil-fueled electric generating units to implement requirements to reduce CO2 emissions absent a federal requirement to mandate reductions in GHG emissions. On June 25, 2013, the President of the United States issued a memorandum directing the EPA to propose CO2 emissions requirements for existing fossil-fuel

PART II

electric generating units by June 1, 2014, and to finalize the guidelines for states to develop their own regulations for implementing the guidelines by June 1, 2015. The memorandum directed the EPA to require state to submit their implementation regulations for approval by June 30, 2016.

The Duke Energy Registrants are taking actions that will result in reduced GHG emissions over time. These actions will lower the Duke Energy Registrants’ exposure to any future mandatory GHG emission reduction requirements or carbon tax, whether a result of federal legislation or EPA regulation. Under any future scenario involving mandatory GHG limitations, the Duke Energy Registrants would plan to seek recovery of compliance costs associated with their regulated operations through appropriate regulatory mechanisms.

The Duke Energy Registrants recognize certain groups associate severe weather events with climate change, and forecast the possibility these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes of extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any potential changes might take place, and the inability to predict these with any degree of accuracy, make estimating any potential future financial risk to the Duke Energy Registrants’ impossible. Currently, the Duke Energy Registrants plan and prepare for extreme weather events they experience from time to time, such as ice storms, tornados, hurricanes, severe thunderstorms, high winds and droughts.

The Duke Energy Registrants routinely take steps to reduce the potential impact of severe weather events on their electric distribution systems. The Duke Energy Registrants’ electric generating facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain an inventory of coal and oil on site to mitigate the effects of any potential short-term disruption in fuel supply so they can continue to provide customers with an uninterrupted supply of electricity. The Duke Energy Registrants have a program in place to effectively manage the impact of future droughts on their operations.

Other EPA Regulations Recently Published and Under Development

The EPA has issued and is in various stages of developing several non-greenhouse gas (non-GHG) environmental regulations that will affect the Duke Energy Registrants. These include the final Mercury and Air Toxics Standards (MATS) for hazardous air pollutants, which is effective beginning in 2015, as well as proposed regulations for cooling water intake structures under the Clean Water Act 316(b), coal combustion residuals, and steam effluent limitation guidelines. As a group, these non-GHG environmental regulations will require the Duke Energy Registrants to install additional environmental controls and accelerate retirement of some coal-fired units. While the ultimate regulatory requirements for the Duke Energy Registrants from the group of EPA regulatory actions will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed to comply with this group of rules could total $4.5 billion to $5.5 billion, excluding AFUDC, over the next 10 years. This range includes estimated costs for new control equipment necessary to comply with the MATS of $525 million to $625 million. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with the non-GHG regulations. The Duke Energy Registrants are planning to retire coal-fired generating capacity that is not economic to bring into compliance with the EPA’s regulations. Beyond 2013, total planned and potential retirements could exceed 2,400 MW of coal-fired generating capacity. The Duke Energy Registrants also expect to incur costs for replacement generation as a result of the potential coal-fired power plant retirements. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred and MW to be retired may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

For additional information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Nuclear Matters

Following the events at the Fukushima Daiichi nuclear power station in Japan, Duke Energy conducted thorough inspections at each of its seven nuclear sites during 2011. The initial inspections did not identify any significant vulnerabilities, however, Duke Energy is reviewing designs to evaluate safety margins to external events. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in the unlikely event of station blackout. Duke Energy is working within the nuclear industry to improve safety standards and margin using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

In March 2011, the NRC formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the task force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The recommendations were further prioritized into three tiers based on the safety enhancement level. On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation.

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

Duke Energy is committed to compliance with all safety enhancements ordered by the NRC in connection with the March 12, 2012, regulatory orders noted above, the cost of which could be material. Until such time as the NRC-mandated reassessment of flooding and seismic hazards is complete the exact scope and cost of compliance modifications to Duke Energy’s sites will not be known. With the NRC’s continuing review of the remaining recommendations, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. Upon receipt of additional guidance from the NRC and a collaborative

PART II

industry review, Duke Energy will be able to determine an implementation plan and associated costs. See Item 1A, “Risk Factors,” for further discussion of applicable risk factors.

New Accounting Standards

See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for a discussion of the impact of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Quantitative and Qualitative Disclosures About Market Risk.”

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Duke Energy Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2014

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per-share amounts)	2013	2012		2011
Operating Revenues
Regulated electric	$20,439	$15,621		$10,589
Nonregulated electric, natural gas, and other	3,648	3,534		3,383
Regulated natural gas	511	469		557
Total operating revenues	24,598	19,624		14,529
Operating Expenses
Fuel used in electric generation and purchased power - regulated	7,108	5,582		3,309
Fuel used in electric generation and purchased power - nonregulated	1,822	1,722		1,488
Cost of natural gas and coal sold	254	264		348
Operation, maintenance and other	5,910	5,006		3,770
Depreciation and amortization	2,808	2,289		1,806
Property and other taxes	1,299	985		704
Impairment charges	399	666		335
Total operating expenses	19,600	16,514		11,760
(Losses) Gains on Sales of Other Assets and Other, net	(16)	16		8
Operating Income	4,982	3,126		2,777
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	122	148		160
Gains on sales of unconsolidated affiliates	100	22		11
Other income and expenses, net	262	397		376
Total other income and expenses	484	567		547
Interest Expense	1,546	1,242		859
Income From Continuing Operations Before Income Taxes	3,920	2,451		2,465
Income Tax Expense from Continuing Operations	1,261	705		752
Income From Continuing Operations	2,659	1,746		1,713
Income From Discontinued Operations, net of tax	17	36		1
Net Income	2,676	1,782		1,714
Less: Net Income Attributable to Noncontrolling Interests	11	14		8
Net Income Attributable to Duke Energy Corporation	$2,665	$1,768		$1,706

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$3.74	$3.01		$3.83
Diluted	$3.74	$3.01		$3.83
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$0.03	$0.06	$	―
Diluted	$0.02	$0.06	$	―
Net Income attributable to Duke Energy Corporation common shareholders
Basic	$3.77	$3.07		$3.83
Diluted	$3.76	$3.07		$3.83
Weighted-average shares outstanding
Basic	706	574		444
Diluted	706	575		444

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
(in millions)	2013	2012	2011
Net Income	$2,676	$1,782	$1,714
Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	(197)	(75)	(149)
Pension and OPEB adjustments(a)	38	19	(49)
Net unrealized gain (loss) on cash flow hedges(b)	59	(28)	(57)
Reclassification into earnings from cash flow hedges	1	(1)	4
Unrealized (loss) gain on investments in available-for-sale securities	(4)	14	12
Reclassification into earnings from available-for-sale securities	4	(5)	(4)
Other Comprehensive Loss, net of tax	(99)	(76)	(243)
Comprehensive Income	2,577	1,706	1,471
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	10	1
Comprehensive Income Attributable to Duke Energy Corporation	$2,572	$1,696	$1,470

(a)	Net of $17 million tax expense in 2013, $9 million tax expense in 2012 and $23 million tax benefit in 2011. See Note 21 for additional information.
(b)	Net of $20 million tax expense in 2013, $6 million tax expense in 2012 and $31 million tax benefit in 2011.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,501	$1,424
Short-term investments	44	333
Receivables (net of allowance for doubtful accounts of $30 at December 31, 2013 and $34 at December 31, 2012)	1,286	1,516
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $43 at December 31, 2013 and $44 at December 31, 2012)	1,719	1,201
Inventory	3,250	3,223
Regulatory assets	895	737
Other	1,821	1,688
Total current assets	10,516	10,122
Investments and Other Assets
Investments in equity method unconsolidated affiliates	390	483
Nuclear decommissioning trust funds	5,132	4,242
Goodwill	16,340	16,365
Other	3,539	2,904
Total investments and other assets	25,401	23,994
Property, Plant and Equipment
Cost	103,115	100,391
Accumulated depreciation and amortization	(33,625)	(31,969)
Generation facilities to be retired, net	―	136
Net property, plant and equipment	69,490	68,558
Regulatory Assets and Deferred Debits
Regulatory assets	9,191	11,004
Other	181	178
Total regulatory assets and deferred debits	9,372	11,182
Total Assets	$114,779	$113,856
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,391	$2,444
Notes payable and commercial paper	839	1,057
Taxes accrued	551	459
Interest accrued	440	448
Current maturities of long-term debt	2,104	3,110
Regulatory liabilities	316	156
Other	2,003	2,355
Total current liabilities	8,644	10,029
Long-term Debt	38,152	36,351
Deferred Credits and Other Liabilities
Deferred income taxes	12,097	10,490
Investment tax credits	442	458
Accrued pension and other post-retirement benefit costs	1,322	2,520
Asset retirement obligations	4,950	5,169
Regulatory liabilities	5,949	5,584
Other	1,815	2,221
Total deferred credits and other liabilities	26,575	26,442
Commitments and Contingencies
Preferred Stock of Subsidiaries	―	93
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 706 million	1	1
and 704 million shares outstanding at December 31, 2013 and
2012, respectively
Additional paid-in capital	39,365	39,279
Retained earnings	2,363	1,889
Accumulated other comprehensive loss	(399)	(306)
Total Duke Energy Corporation shareholders' equity	41,330	40,863
Noncontrolling interests	78	78
Total equity	41,408	40,941
Total Liabilities and Equity	$114,779	$113,856

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,676	$1,782	$1,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,229	2,652	2,026
Equity component of AFUDC	(157)	(300)	(260)
Severance expense	―	92	―
FERC mitigation costs	―	117	―
Community support and charitable contributions expense	34	92	―
Gains on sales of other assets	(79)	(44)	(19)
Impairment of other long-lived assets	400	586	335
Deferred income taxes	1,264	584	602
Equity in earnings of unconsolidated affiliates	(122)	(148)	(160)
Voluntary opportunity cost deferral	―	(101)	―
Accrued pension and other post-retirement benefit costs	307	239	104
Contributions to qualified pension plans	(250)	(304)	(200)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	60	(48)
Receivables	(281)	39	2
Inventory	(31)	(258)	(247)
Other current assets	(35)	140	185
Increase (decrease) in
Accounts payable	73	131	41
Taxes accrued	77	(142)	27
Other current liabilities	24	295	(254)
Other assets	(384)	(129)	12
Other liabilities	(364)	(139)	(188)
Net cash provided by operating activities	6,382	5,244	3,672
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,526)	(5,501)	(4,363)
Investment expenditures	(81)	(6)	(50)
Acquisitions	―	(451)	(51)
Cash acquired from the merger with Progress Energy	―	71	―
Purchases of available-for-sale securities	(6,142)	(4,719)	(3,194)
Proceeds from sales and maturities of available-for-sale securities	6,315	4,537	3,063
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	277	212	118
Change in restricted cash	167	(414)	22
Other	12	74	21
Net cash used in investing activities	(4,978)	(6,197)	(4,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,601	4,170	2,570
Issuance of common stock related to employee benefit plans	9	23	67
Payments for the:
Redemption of long-term debt	(2,761)	(2,498)	(278)
Redemption of preferred stock of a subsidiary	(96)	―	―
Notes payable and commercial paper	93	278	208
Distributions to noncontrolling interests	(15)	(25)	(26)
Contributions from noncontrolling interests	9	76	―
Dividends paid	(2,188)	(1,752)	(1,329)
Other	21	(5)	(10)
Net cash (used in) provided by financing activities	(1,327)	267	1,202
Net increase (decrease) in cash and cash equivalents	77	(686)	440
Cash and cash equivalents at beginning of period	1,424	2,110	1,670
Cash and cash equivalents at end of period	$1,501	$1,424	$2,110
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$1,665	$1,032	$813
Cash (received from) paid for income taxes	(202)	72	26
Merger with Progress Energy
Fair value of assets acquired	―	48,944	―
Fair value of liabilities assumed	―	30,873	―
Issuance of common stock	―	18,071	―
Significant non-cash transactions:
Accrued capital expenditures	594	684	409

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities		Pension and OPEB Related Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	443	$1	$21,023	$1,496	$97	$(18)		$(17)	$(60)	$22,522	$131	$22,653
Net income	―	―	―	1,706	―	―		―	―	1,706	8	1,714
Other comprehensive (loss) income					(142)	(53)		8	(49)	(236)	(7)	(243)
Common stock issuances, including dividend reinvestment and employee benefits	2	―	109	―	―	―		―	―	109	―	109
Common stock dividends	―	―	―	(1,329)	―	―		―	―	(1,329)	―	(1,329)
Changes in noncontrolling interest in subsidiaries(a)	―	―	―	―	―	―		―	―	―	(39)	(39)
Balance at December 31, 2011	445	$1	$21,132	$1,873	$(45)	$(71)		$(9)	$(109)	$22,772	$93	$22,865
Net income(b)	―	―	―	1,768	―	―		―	―	1,768	12	1,780
Other comprehensive (loss) income					(71)	(29)		9	19	(72)	(4)	(76)
Common stock issued in connection with the Progress Energy Merger	258	―	18,071	―	―	―		―	―	18,071	―	18,071
Common stock issuances, including dividend reinvestment and employee benefits	1	―	76	―	―	―		―	―	76	―	76
Common stock dividends	―	―	―	(1,752)	―	―		―	―	(1,752)	―	(1,752)
Contribution from noncontrolling interest in DS Cornerstone, LLC(c)	―	―	―	―	―	―		―	―	―	76	76
Deconsolidation of DS Cornerstone, LLC(c)	―	―	―	―	―	―		―	―	―	(82)	(82)
Changes in noncontrolling interest in subsidiaries(a)	―	―	―	―	―	―		―	―	―	(17)	(17)
Balance at December 31, 2012	704	$1	$39,279	$1,889	$(116)	$(100)	$	―	$(90)	$40,863	$78	$40,941
Net income	―	―	―	2,665	―	―		―	―	2,665	11	2,676
Other comprehensive (loss) income					(191)	60		―	38	(93)	(6)	(99)
Common stock issuances, including dividend reinvestment and employee benefits	2	―	86	―	―	―		―	―	86	―	86
Common stock dividends	―	―	―	(2,188)	―	―		―	―	(2,188)	―	(2,188)
Premium on the redemption of preferred stock of subsidiaries	―	―	―	(3)	―	―		―	―	(3)		(3)
Contribution from noncontrolling interest	―	―	―	―	―	―		―	―	―	9	9
Changes in noncontrolling interest in subsidiaries(a)	―	―	―	―	―	―		―	―	―	(14)	(14)
Balance at December 31, 2013	706	$1	$39,365	$2,363	$(307)	$(40)	$	―	$(52)	$41,330	$78	$41,408

(a)		Includes $15 million, $23 million and $26 million in cash distributions to noncontrolling interests in 2013, 2012 and 2011, respectively.
(b)

For the year ended December 31, 2012, consolidated net income of $1,782 million includes $2 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

(c)		Refer to Note 2 for further information on the deconsolidation of DS Cornerstone, LLC.

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Duke Energy Carolinas, LLC

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Carolinas, LLC and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2014

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2013	2012	2011
Operating Revenues	$6,954	$6,665	$6,493
Operating Expenses
Fuel used in electric generation and purchased power	1,982	1,864	1,944
Operation, maintenance and other	1,868	1,979	1,904
Depreciation and amortization	921	921	814
Property and other taxes	374	365	340
Impairment charges	―	31	12
Total operating expenses	5,145	5,160	5,014
Gains on Sales of Other Assets and Other, net	―	12	1
Operating Income	1,809	1,517	1,480
Other Income and Expenses, net	120	185	186
Interest Expense	359	384	360
Income Before Income Taxes	1,570	1,318	1,306
Income Tax Expense	594	453	472
Net Income	976	865	834
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	2	3
Unrealized gain on investments in available-for-sale securities	―	1	―
Comprehensive Income	$977	$868	$837

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$23	$19
Receivables (net of allowance for doubtful accounts of $3 at December 31, 2013 and December 31, 2012)	186	188
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at December 31, 2013 and December 31, 2012)	673	637
Receivables from affiliated companies	75	3
Notes receivable from affiliated companies	222	382
Inventory	1,065	1,062
Regulatory assets	295	221
Other	309	218
Total current assets	2,848	2,730
Investments and Other Assets
Nuclear decommissioning trust funds	2,840	2,354
Other	1,000	934
Total investments and other assets	3,840	3,288
Property, Plant and Equipment
Cost	34,906	34,190
Accumulated depreciation and amortization	(11,894)	(11,437)
Generation facilities to be retired, net	―	73
Net property, plant and equipment	23,012	22,826
Regulatory Assets and Deferred Debits
Regulatory assets	1,527	1,727
Other	46	71
Total regulatory assets and deferred debits	1,573	1,798
Total Assets	$31,273	$30,642
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$701	$599
Accounts payable to affiliated companies	161	128
Taxes accrued	147	114
Interest accrued	97	96
Current maturities of long-term debt	47	406
Regulatory liabilities	65	78
Other	393	412
Total current liabilities	1,611	1,833
Long-term Debt	8,089	8,035
Long-term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,706	5,181
Investment tax credits	210	215
Accrued pension and other post-retirement benefit costs	161	221
Asset retirement obligations	1,594	1,959
Regulatory liabilities	2,576	2,102
Other	676	924
Total deferred credits and other liabilities	10,923	10,602
Commitments and Contingencies
Member's Equity
Member's Equity	10,365	9,888
Accumulated other comprehensive loss	(15)	(16)
Total member's equity	10,350	9,872
Total Liabilities and Member's Equity	$31,273	$30,642

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$976	$865	$834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,167	1,143	1,020
Equity component of AFUDC	(91)	(154)	(168)
FERC mitigation costs	―	46	―
Community support and charitable contributions expense	14	56	―
Gains on sales of other assets and other, net	―	(12)	(1)
Impairment charges	―	―	12
Deferred income taxes	534	479	564
Voluntary opportunity cost deferral	―	(101)	―
Accrued pension and other post-retirement benefit costs	38	41	32
Contributions to qualified pension plans	―	―	(33)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(9)	―	(91)
Receivables	(12)	22	22
Receivables from affiliated companies	(72)	(1)	88
Inventory	(9)	(128)	(177)
Other current assets	(1)	46	144
Increase (decrease) in
Accounts payable	58	(51)	120
Accounts payable to affiliated companies	33	(28)	(39)
Taxes accrued	4	(12)	12
Other current liabilities	(40)	165	(170)
Other assets	(102)	(117)	(46)
Other liabilities	(77)	(126)	(249)
Net cash provided by operating activities	2,411	2,133	1,874
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,695)	(1,908)	(2,272)
Purchases of available-for-sale securities	(2,405)	(2,481)	(2,227)
Proceeds from sales and maturities of available-for-sale securities	2,363	2,445	2,179
Change in restricted cash	―	―	2
Notes receivable from affiliated companies	160	541	(584)
Other	(24)	(12)	(13)
Net cash used in investing activities	(1,601)	(1,415)	(2,915)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	100	645	1,498
Payments for the redemption of long-term debt	(405)	(1,177)	(7)
Distributions to parent	(499)	(450)	(299)
Other	(2)	(6)	(15)
Net cash (used in) provided by financing activities	(806)	(988)	1,177
Net increase (decrease) in cash and cash equivalents	4	(270)	136
Cash and cash equivalents at beginning of period	19	289	153
Cash and cash equivalents at end of period	$23	$19	$289
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$336	$385	$337
Cash received from income taxes	(7)	(38)	(223)
Significant non-cash transactions:
Accrued capital expenditures	199	194	209

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

		Accumulated Other Comprehensive Income (Loss)
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total Equity
Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916
Net income	834	―	―	834
Other comprehensive income		3	―	3
Distributions to parent	(299)	―	―	(299)
Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454
Net income	865	―	―	865
Other comprehensive income		2	1	3
Distributions to parent	(450)	―	―	(450)
Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872
Net income	976	―	―	976
Other comprehensive income		1	―	1
Distributions to parent	(499)	―	―	(499)
Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Progress Energy, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progress Energy, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2014

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2013	2012	2011
Operating Revenues	$9,533	$9,405	$8,948
Operating Expenses
Fuel used in electric generation and purchased power	3,851	4,304	4,043
Operation, maintenance and other	2,247	2,445	2,060
Depreciation and amortization	883	747	701
Property and other taxes	557	570	562
Impairment charges	380	200	3
Total operating expenses	7,918	8,266	7,369
Gains (Losses) on Sales of Other Assets and Other, net	3	(2)	4
Operating Income	1,618	1,137	1,583
Other Income and Expenses, net	94	130	52
Interest Expense	680	740	725
Income From Continuing Operations Before Income Taxes	1,032	527	910
Income Tax Expense From Continuing Operations	373	172	323
Income From Continuing Operations	659	355	587
Income (Loss) From Discontinued Operations, net of tax	16	52	(5)
Net Income	675	407	582
Less: Net Income Attributable to Noncontrolling Interests	3	7	7
Net Income Attributable to Parent	$672	$400	$575

Net Income	$675	$407	$582
Other Comprehensive (Loss) Income, net of tax
Pension and OPEB adjustments(a)	9	(2)	39
Net unrealized loss on cash flow hedges(b)	―	(5)	(87)
Reclassification into earnings from cash flow hedges(c)	(1)	8	8
Reclassification of cash flow hedges to regulatory assets(d)	―	97	―
Other Comprehensive Income (Loss), net of tax	8	98	(40)
Comprehensive Income	$683	$505	$542

(a)	Net of $27 million tax expense in 2011.
(b)	Net of $56 million tax benefit in 2011.
(c)	Net of $6 million tax expense in 2012 and $5 million tax expense in 2011.
(d) Net of $62 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$58	$231
Receivables (net of allowance for doubtful accounts of $14 at December 31, 2013 and $16 at December 31, 2012)	528	790
Restricted receivables of variable interest entities	417	―
Receivables from affiliated companies	4	15
Notes receivable from affiliated companies	75	―
Inventory	1,424	1,441
Regulatory assets	353	256
Other	726	510
Total current assets	3,585	3,243
Investments and Other Assets
Nuclear decommissioning trust funds	2,292	1,888
Goodwill	3,655	3,655
Other	804	530
Total investments and other assets	6,751	6,073
Property, Plant and Equipment
Cost	36,480	35,146
Accumulated depreciation and amortization	(13,098)	(12,512)
Generation facilities to be retired, net	―	63
Net property, plant and equipment	23,382	22,697
Regulatory Assets and Deferred Debits
Regulatory assets	4,155	5,292
Other	96	100
Total regulatory assets and deferred debits	4,251	5,392
Total Assets	$37,969	$37,405
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$836	$1,066
Accounts payable to affiliated companies	123	30
Notes payable to affiliated companies	1,213	455
Taxes accrued	105	83
Interest accrued	181	192
Current maturities of long-term debt	485	843
Regulatory liabilities	207	28
Other	896	1,090
Total current liabilities	4,046	3,787
Long-term Debt	13,630	13,311
Long-term Debt Payable to Affiliated Companies	―	274
Deferred Credits and Other Liabilities
Deferred income taxes	3,283	2,558
Accrued pension and other post-retirement benefit costs	765	1,608
Asset retirement obligations	2,562	2,413
Regulatory liabilities	2,292	2,469
Other	527	707
Total deferred credits and other liabilities	9,429	9,755
Commitments and Contingencies
Preferred Stock of Subsidiaries	―	93
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at December 31, 2013 and 2012	―	―
Additional paid-in capital	7,467	7,465
Retained earnings	3,452	2,783
Accumulated other comprehensive loss	(59)	(67)
Total common stockholder's equity	10,860	10,181
Noncontrolling interests	4	4
Total equity	10,864	10,185
Total Liabilities and Equity	$37,969	$37,405

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$675	$407	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,041	897	850
Equity component of AFUDC	(50)	(106)	(103)
Severance expense	―	38	―
FERC mitigation costs	―	71	―
Community support and charitable contributions expense	20	36	―
Losses (gains) on sales of other assets	2	(16)	(5)
Impairment charges	380	146	3
Deferred income taxes	616	263	353
Amount to be refunded to customers	―	100	288
Accrued pension and other post-retirement benefit costs	172	179	124
Contributions to qualified pension plans	(250)	(346)	(331)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	55	7	(10)
Receivables	(148)	49	167
Receivables from affiliated companies	11	(15)	―
Inventory	17	(71)	(210)
Other current assets	(156)	2	(111)
Increase (decrease) in
Accounts payable	(81)	175	(64)
Accounts payable to affiliated companies	93	30	―
Taxes accrued	22	25	(16)
Other current liabilities	61	81	67
Other assets	(243)	(25)	(67)
Other liabilities	(115)	(87)	98
Net cash provided by operating activities	2,122	1,840	1,615
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,490)	(2,366)	(2,256)
Purchases of available-for-sale securities	(2,558)	(1,374)	(5,017)
Proceeds from sales and maturities of available-for-sale securities	2,513	1,325	4,970
Insurance proceeds	―	7	79
Change in restricted cash	―	24	(24)
Notes receivable from affiliated companies	(75)	―	―
Other	13	102	36
Net cash used in investing activities	(2,597)	(2,282)	(2,212)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	845	2,074	1,286
Issuance of common stock related to employee benefit plans	―	6	53
Payments for the:
Redemption of long-term debt	(1,196)	(962)	(1,010)
Redemption of preferred stock of subsidiaries	(96)	―	―
Payments of short-term debt with original maturities greater than 90 days	―	(65)	―
Proceeds from issuance of short-term debt with original maturities greater than 90 days	―	65	―
Notes payable and commercial paper	―	(671)	667
Notes payable to affiliated companies	758	455	―
Distributions to noncontrolling interests	(3)	(7)	(7)
Dividends paid	―	(445)	(734)
Other	(6)	(7)	(39)
Net cash provided by financing activities	302	443	216
Net (decrease) increase in cash and cash equivalents	(173)	1	(381)
Cash and Cash Equivalents at Beginning of Period	231	230	611
Cash and Cash Equivalents at End of Period	$58	$231	$230
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$678	$784	$793
Cash received from income taxes	(167)	(4)	(78)
Significant non-cash transactions:
Accrued capital expenditures	255	375	380
Asset retirement obligation additions	―	837	(4)
Capital expenditures financed through capital leases	―	140	―

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Pension and OPEB Related Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010		$7,332	$11	$2,805	$(63)	$(62)	$10,023	$4	$10,027
Net income(a)		―	―	575	―	―	575	3	578
Other comprehensive (loss) income		―	―	―	(79)	39	(40)	―	(40)
Common stock issuances, including dividend reinvestment and employee benefits		86	5	―	―	―	91	―	91
Common stock dividends		―	―	(628)	―	―	(628)	―	(628)
Distributions to noncontrolling interests		―	―	―	―	―	―	(3)	(3)
Balance at December 31, 2011		$7,418	$16	$2,752	$(142)	$(23)	$10,021	$4	$10,025
Net income(a)		―	―	400	―	―	400	3	403
Other comprehensive income (loss)		―	―	―	100	(2)	98	―	98
Common stock issuances, including dividend reinvestment and employee benefits		18	13	―	―	―	31	―	31
Common stock dividends		―	―	(369)	―	―	(369)	―	(369)
Distributions to noncontrolling interests		―	―	―	―	―	―	(2)	(2)
Recapitalization for merger with Duke Energy		(7,436)	7,436	―	―	―	―	―	―
Other		―	―	―	―	―	―	(1)	(1)
Balance at December 31, 2012	$	―	$7,465	$2,783	$(42)	$(25)	$10,181	$4	$10,185
Net income		―	―	672	―	―	672	3	675
Other comprehensive (loss) income		―	―	―	(1)	9	8	―	8
Premium on the redemption of preferred stock of subsidiaries		―	―	(3)	―	―	(3)	―	(3)
Distributions to noncontrolling interests		―	―	―	―	―	―	(3)	(3)
Other		―	2	―	―	―	2	―	2
Balance at December 31, 2013	$	―	$7,467	$3,452	$(43)	$(16)	$10,860	$4	$10,864

(a)

For the year ended December 31, 2012, consolidated net income of $407 million included $4 million attributable to preferred shareholders of subsidiaries. For the year ended December 31, 2011, consolidated net income of $582 million included $4 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Duke Energy Progress, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Progress, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Progress, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2014

PART II

DUKE ENERGY PROGRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2013	2012	2011
Operating Revenues	$4,992	$4,706	$4,547
Operating Expenses
Fuel used in electric generation and purchased power	1,925	1,895	1,755
Operation, maintenance and other	1,357	1,494	1,191
Depreciation and amortization	534	535	514
Property and other taxes	223	219	211
Impairment charges	22	54	3
Total operating expenses	4,061	4,197	3,674
Gains on Sales of Other Assets and Other, net	1	1	3
Operating Income	932	510	876
Other Income and Expenses, net	57	79	80
Interest Expense	201	207	184
Income Before Income Taxes	788	382	772
Income Tax Expense	288	110	256
Net Income	500	272	516
Less: Preferred Stock Dividend Requirement	―	3	3
Net Income Available to Parent	$500	$269	$513

Net Income	$500	$272	$516
Other Comprehensive (Loss) Income, net of tax
Net unrealized loss on cash flow hedges(a)	―	(4)	(43)
Reclassification into earnings from cash flow hedges	―	4	5
Reclassification of cash flow hedges to regulatory assets(b)	―	71	―
Other Comprehensive Income (Loss), net of tax	―	71	(38)
Comprehensive Income	$500	$343	$478

(a)	Net of $28 million tax benefit in 2011.
(b) Net of $46 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$21	$18
Receivables (net of allowance for doubtful accounts of $10 at December 31, 2013 and $9 at December 31, 2012)	145	458
Restricted receivables of variable interest entities	417	―
Receivables from affiliated companies	2	5
Inventory	853	828
Regulatory assets	127	77
Other	296	236
Total current assets	1,861	1,622
Investments and Other Assets
Nuclear decommissioning trust funds	1,539	1,259
Other	443	251
Total investments and other assets	1,982	1,510
Property, Plant and Equipment
Cost	22,273	21,184
Accumulated depreciation and amortization	(8,623)	(8,185)
Generation facilities to be retired, net	―	63
Net property, plant and equipment	13,650	13,062
Regulatory Assets and Deferred Debits
Regulatory assets	1,384	1,845
Other	32	29
Total regulatory assets and deferred debits	1,416	1,874
Total Assets	$18,909	$18,068
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$420	$542
Accounts payable to affiliated companies	103	76
Notes payable to affiliated companies	462	364
Taxes accrued	37	23
Interest accrued	70	69
Current maturities of long-term debt	174	407
Regulatory liabilities	63	10
Other	392	507
Total current liabilities	1,721	1,998
Long-term Debt	5,061	4,433
Deferred Credits and Other Liabilities
Deferred income taxes	2,557	2,162
Accrued pension and other post-retirement benefit costs	321	715
Asset retirement obligations	1,729	1,649
Regulatory liabilities	1,673	1,538
Other	222	387
Total deferred credits and other liabilities	6,502	6,451
Commitments and Contingencies
Preferred Stock	―	59
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at December 31, 2013 and 2012	2,159	2,159
Retained earnings	3,466	2,968
Total common stockholder's equity	5,625	5,127
Total Liabilities and Common Stockholder's Equity	$18,909	$18,068

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$500	$272	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	685	676	654
Equity component of AFUDC	(42)	(69)	(71)
Severance expense	―	18	―
FERC mitigation costs	―	71	―
Community support and charitable contributions expense	20	36	―
Gains on sales of other assets and other, net	(1)	(1)	(3)
Impairment charges	22	―	3
Deferred income taxes	368	164	262
Accrued pension and other post-retirement benefit costs	72	70	43
Contributions to qualified pension plans	(63)	(141)	(217)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(9)	(25)	(23)
Receivables	(88)	2	84
Receivables from affiliated companies	3	(4)	8
Inventory	(26)	(58)	(182)
Other current assets	(39)	(24)	116
Increase (decrease) in
Accounts payable	(18)	149	(22)
Accounts payable to affiliated companies	27	47	(45)
Taxes accrued	15	(5)	(4)
Other current liabilities	(86)	23	40
Other assets	(74)	(28)	(38)
Other liabilities	(78)	(6)	16
Net cash provided by operating activities	1,188	1,167	1,137
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,567)	(1,525)	(1,426)
Purchases of available-for-sale securities	(901)	(582)	(572)
Proceeds from sales and maturities of available-for-sale securities	856	532	515
Notes receivable from affiliated companies	―	―	2
Other	4	91	12
Net cash used in investing activities	(1,608)	(1,484)	(1,469)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	845	988	495
Payments for the:
Redemption of long-term debt	(451)	(502)	(2)
Redemption of preferred stock	(62)	―	―
Notes payable and commercial paper	―	(188)	185
Notes payable to affiliated companies	98	333	31
Dividends to parent	―	(310)	(585)
Dividends paid on preferred stock	―	(3)	(3)
Other	(7)	(3)	1
Net cash provided by financing activities	423	315	122
Net increase (decrease) in cash and cash equivalents	3	(2)	(210)
Cash and Cash Equivalents at Beginning of Period	18	20	230
Cash and Cash Equivalents at End of Period	$21	$18	$20
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$217	$249	$199
Cash (received from) paid for income taxes	(94)	19	(97)
Significant non-cash transactions:
Accrued capital expenditures	166	232	270
Asset retirement obligation additions	―	698	(4)
Capital expenditures financed through capital leases	―	140	―

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges		Total Equity
Balance at December 31, 2010	$2,130	$3,083		$(33)	$5,180
Net income	―	516		―	516
Other comprehensive loss	―	―		(38)	(38)
Stock-based compensation expense	18	―		―	18
Dividend to parent	―	(585)		―	(585)
Preferred stock dividends at stated rate	―	(3)		―	(3)
Balance at December 31, 2011	$2,148	$3,011		$(71)	$5,088
Net income	―	272		―	272
Other comprehensive income	―	―		71	71
Stock-based compensation expense	11	―		―	11
Dividend to parent	―	(310)		―	(310)
Preferred stock dividends at stated rate	―	(3)		―	(3)
Tax dividend	―	(2)		―	(2)
Balance at December 31, 2012	$2,159	$2,968	$	―	$5,127
Net income	―	500		―	500
Premium on the redemption of preferred stock	―	(2)		―	(2)
Balance at December 31, 2013	$2,159	$3,466	$	―	$5,625

See Notes to Consolidated Financial Statements

PART II

To the Board of Directors of

Duke Energy Florida, Inc.

Charlotte, North Carolina

We have audited the accompanying balance sheets of Duke Energy Florida, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Florida, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2014

PART II

DUKE ENERGY FLORIDA, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2013	2012	2011
Operating Revenues	$4,527	$4,689	$4,392
Operating Expenses
Fuel used in electric generation and purchased power	1,927	2,409	2,288
Operation, maintenance and other	898	969	883
Depreciation and amortization	330	192	169
Property and other taxes	327	346	351
Impairment charges	358	146	―
Total operating expenses	3,840	4,062	3,691
Gains on Sales of Other Assets and Other, net	1	2	2
Operating Income	688	629	703
Other Income and Expenses, net	30	39	30
Interest Expense	180	255	239
Income Before Income Taxes	538	413	494
Income Tax Expense	213	147	180
Net Income	325	266	314
Less: Preferred Stock Dividend Requirement	―	2	2
Net Income Available to Parent	$325	$264	$312

Net Income	$325	$266	$314
Other Comprehensive Income (Loss), net of tax
Net unrealized loss on cash flow hedges(a)	(1)	―	(23)
Reclassification into earnings from cash flow hedges	―	1	―
Reclassification of cash flow hedges to regulatory assets(b)	―	26	―
Other Comprehensive Income (Loss), net of tax	(1)	27	(23)
Comprehensive Income	$324	$293	$291

(a)	Net of $15 million tax benefit in 2011.
(b)	Net of $16 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, INC.
BALANCE SHEETS

	December 31,
(in millions)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$16	$131
Receivables (net of allowance for doubtful accounts of $4 at December 31, 2013 and $7 at December 31, 2012)	375	318
Receivables from affiliated companies	3	20
Notes receivable from affiliated companies	―	207
Inventory	571	613
Regulatory assets	221	179
Other	182	172
Total current assets	1,368	1,640
Investments and Other Assets
Nuclear decommissioning trust funds	753	629
Other	252	182
Total investments and other assets	1,005	811
Property, Plant and Equipment
Cost	13,863	13,432
Accumulated depreciation and amortization	(4,252)	(4,072)
Net property, plant and equipment	9,611	9,360
Regulatory Assets and Deferred Debits
Regulatory assets	2,729	3,321
Other	44	48
Total regulatory assets and deferred debits	2,773	3,369
Total Assets	$14,757	$15,180
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$333	$412
Accounts payable to affiliated companies	38	44
Notes payable to affiliated companies	181	―
Taxes accrued	66	48
Interest accrued	46	55
Current maturities of long-term debt	11	435
Regulatory liabilities	144	18
Other	445	516
Total current liabilities	1,264	1,528
Long-term Debt	4,875	4,885
Deferred Credits and Other Liabilities
Deferred income taxes	1,829	1,518
Accrued pension and other post-retirement benefit costs	286	610
Asset retirement obligations	833	764
Regulatory liabilities	618	787
Other	255	255
Total deferred credits and other liabilities	3,821	3,934
Commitments and Contingencies
Preferred Stock	―	34
Common Stockholder's Equity
Common Stock, no par; 60 million shares authorized; 100 shares outstanding at December 31, 2013 and 2012	1,762	1,762
Retained earnings	3,036	3,037
Accumulated other comprehensive loss	(1)	―
Total common stockholder's equity	4,797	4,799
Total Liabilities and Common Stockholder's Equity	$14,757	$15,180

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$325	$266	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	335	197	174
Equity component of AFUDC	(8)	(37)	(32)
Severance expense	―	6	―
Gains on sales of other assets and other, net	(1)	(2)	(2)
Impairment charges	358	146	―
Deferred income taxes	368	142	234
Amount to be refunded to customers	―	100	288
Accrued pension and other post-retirement benefit costs	79	71	52
Contributions to qualified pension plans	(133)	(128)	(112)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	55	73	(13)
Receivables	(44)	37	91
Receivables from affiliated companies	17	(13)	(6)
Inventory	42	(13)	(28)
Other current assets	(109)	22	(160)
Increase (decrease) in
Accounts payable	(22)	21	(45)
Accounts payable to affiliated companies	(6)	30	(37)
Taxes accrued	18	15	(8)
Other current liabilities	159	51	16
Other assets	(154)	8	(7)
Other liabilities	(74)	(94)	46
Net cash provided by operating activities	1,205	898	765
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(915)	(809)	(813)
Purchases of available-for-sale securities	(1,656)	(791)	(4,435)
Proceeds from sales and maturities of available-for-sale securities	1,658	791	4,438
Insurance proceeds	―	7	76
Notes receivable from affiliated companies	207	(207)	―
Other	―	9	27
Net cash used in investing activities	(706)	(1,000)	(707)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	―	642	296
Payments for the:
Redemption of long-term debt	(435)	(10)	(309)
Redemption of preferred stock	(34)	―	―
Payments of short-term debt with original maturities greater than 90 days	―	(65)	―
Proceeds from issuance of short-term debt with original maturities greater than 90 days	―	65	―
Notes payable and commercial paper	―	(233)	233
Notes payable to affiliated companies	181	(8)	―
Dividends to parent	(325)	(170)	(510)
Dividends paid on preferred stock	―	(2)	(2)
Other	(1)	(2)	1
Net cash (used in) provided by financing activities	(614)	217	(291)
Net (decrease) increase in cash and cash equivalents	(115)	115	(233)
Cash and Cash Equivalents at Beginning of Period	131	16	249
Cash and Cash Equivalents at End of Period	$16	$131	$16
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$201	$266	$287
Cash (received from) paid for income taxes	(84)	24	(83)
Significant non-cash transactions:
Accrued capital expenditures	88	139	106
Asset retirement obligation additions	―	139	―

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, INC.
STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges	Total Equity
Balance at December 31, 2010	$1,750	$3,144	$(4)	$4,890
Net income	―	314	―	314
Other comprehensive loss	―	―	(23)	(23)
Stock-based compensation expense	7	―	―	7
Dividend to parent	―	(510)	―	(510)
Preferred stock dividends at stated rate	―	(2)	―	(2)
Tax dividend	―	(1)	―	(1)
Balance at December 31, 2011	$1,757	$2,945	$(27)	$4,675
Net income	―	266	―	266
Other comprehensive income	―	―	27	27
Stock-based compensation expense	5	―	―	5
Dividend to parent	―	(170)	―	(170)
Preferred stock dividends at stated rate	―	(2)	―	(2)
Tax dividend	―	(2)	―	(2)
Balance at December 31, 2012	$1,762	$3,037	$ ―	$4,799
Net income	―	325	―	325
Other comprehensive loss	―	―	(1)	(1)
Dividend to parent	―	(325)	―	(325)
Premium on the redemption of preferred stock	―	(1)	―	(1)
Balance at December 31, 2013	$1,762	$3,036	$(1)	$4,797

See Notes to Consolidated Financial Statements

PART II

Duke Energy Ohio, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2014

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2013	2012	2011
Operating Revenues
Regulated electric	$1,368	$1,386	$1,518
Nonregulated electric and other	1,364	1,295	1,105
Regulated natural gas	513	471	558
Total operating revenues	3,245	3,152	3,181
Operating Expenses
Fuel used in electric generation and purchased power - regulated	429	475	380
Fuel used in electric generation and purchased power - nonregulated	1,020	832	653
Cost of natural gas	152	142	209
Operation, maintenance and other	774	797	885
Depreciation and amortization	354	338	335
Property and other taxes	265	224	260
Impairment charges	5	2	89
Total operating expenses	2,999	2,810	2,811
Gains on Sales of Other Assets and Other, net	5	7	5
Operating Income	251	349	375
Other Income and Expenses, net	4	13	19
Interest Expense	78	89	104
Income Before Income Taxes	177	273	290
Income Tax Expense	75	98	96
Net Income	102	175	194
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments(a)	1	27	(6)
Comprehensive Income	$103	$202	$188

(a) Net of $8 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$36	$31
Receivables (net of allowance for doubtful accounts of $2 at December 31, 2013 and December 31, 2012)	121	108
Receivables from affiliated companies	121	82
Notes receivable from affiliated companies	57	1
Inventory	229	227
Regulatory assets	57	46
Other	270	221
Total current assets	891	716
Investments and Other Assets
Goodwill	920	921
Other	232	204
Total investments and other assets	1,152	1,125
Property, Plant and Equipment
Cost	11,143	10,824
Accumulated depreciation and amortization	(2,908)	(2,698)
Net property, plant and equipment	8,235	8,126
Regulatory Assets and Deferred Debits
Regulatory assets	471	579
Other	14	14
Total regulatory assets and deferred debits	485	593
Total Assets	$10,763	$10,560
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$319	$318
Accounts payable to affiliated companies	77	62
Notes payable to affiliated companies	43	245
Taxes accrued	167	159
Interest accrued	17	14
Current maturities of long-term debt	47	261
Regulatory liabilities	27	39
Other	110	87
Total current liabilities	807	1,185
Long-term Debt	2,141	1,736
Deferred Credits and Other Liabilities
Deferred income taxes	2,012	1,853
Accrued pension and other post-retirement benefit costs	58	157
Asset retirement obligations	28	28
Regulatory liabilities	262	254
Other	186	181
Total deferred credits and other liabilities	2,546	2,473
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at December 31, 2013 and December 31, 2012	762	762
Additional paid-in capital	4,882	4,882
Accumulated deficit	(375)	(477)
Accumulated other comprehensive loss	-	(1)
Total common stockholder's equity	5,269	5,166
Total Liabilities and Common Stockholder's Equity	$10,763	$10,560

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102	$175	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357	342	338
Equity component of AFUDC	(1)	(6)	(5)
Gains on sales of other assets and other, net	(5)	(7)	(5)
Impairment charges	5	2	89
Deferred income taxes	98	61	190
Accrued pension and other post-retirement benefit costs	17	11	14
Contributions to qualified pension plans	―	―	(48)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	17	(5)	(8)
Receivables	(15)	29	10
Receivables from affiliated companies	(39)	61	98
Inventory	(3)	15	11
Other current assets	(1)	(62)	(24)
Increase (decrease) in
Accounts payable	13	5	(33)
Accounts payable to affiliated companies	15	(22)	1
Taxes accrued	1	(24)	8
Other current liabilities	14	(21)	(3)
Other assets	(6)	6	(56)
Other liabilities	(73)	(116)	47
Net cash provided by operating activities	496	444	818
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(434)	(514)	(499)
Net proceeds from the sales of other assets	11	82	―
Notes receivable from affiliated companies	(56)	400	79
Change in restricted cash	―	―	(26)
Other	1	6	(3)
Net cash used in investing activities	(478)	(26)	(449)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	450	―	―
Payments for the redemption of long-term debt	(258)	(556)	(9)
Notes payable to affiliated companies	(202)	245	―
Dividends to parent	―	(175)	(485)
Other	(3)	―	(4)
Net cash used in financing activities	(13)	(486)	(498)
Net increase (decrease) in cash and cash equivalents	5	(68)	(129)
Cash and cash equivalents at beginning of period	31	99	228
Cash and cash equivalents at end of period	$36	$31	$99
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$71	$93	$100
Cash paid for (received from) income taxes	9	18	(102)
Significant non-cash transactions:
Accrued capital expenditures	27	31	43
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	28	―

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pension and OPEB Related Adjustments		Total Equity
Balance at December 31, 2010	$762	$5,570	$(846)		$(22)	$5,464
Net income	―	―	194			194
Other comprehensive loss					(6)	(6)
Dividends to parent		(485)				(485)
Balance at December 31, 2011	$762	$5,085	$(652)		$(28)	$5,167
Net income	―	―	175		―	175
Other comprehensive income					27	27
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	(28)	―		―	(28)
Dividends to parent	―	(175)	―		―	(175)
Balance at December 31, 2012	$762	$4,882	$(477)		$(1)	$5,166
Net income	―	―	102		―	102
Other comprehensive income			―		1	1
Balance at December 31, 2013	$762	$4,882	$(375)	$	―	$5,269

See Notes to Consolidated Financial Statements

PART II

Duke Energy Indiana, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Indiana, Inc. and subsidiary at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2014

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2013	2012	2011
Operating Revenues	$2,926	$2,717	$2,622
Operating Expenses
Fuel used in electric generation and purchased power	1,131	1,088	986
Operation, maintenance and other	649	655	647
Depreciation and amortization	342	389	391
Property and other taxes	71	81	82
Impairment charges	―	579	234
Total operating expenses	2,193	2,792	2,340
Operating Income (Loss)	733	(75)	282
Other Income and Expenses, net	18	90	97
Interest Expense	170	138	137
Income (Loss) Before Income Taxes	581	(123)	242
Income Tax Expense (Benefit)	223	(73)	74
Net Income (Loss)	358	(50)	168
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	(2)	(2)	(1)
Comprehensive Income (Loss)	$356	$(52)	$167

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$15	$36
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2013 and December 31, 2012)	22	33
Receivables from affiliated companies	151	104
Notes receivable from affiliated companies	96	―
Inventory	434	380
Regulatory assets	118	126
Other	125	12
Total current assets	961	691
Investments and Other Assets
Other	269	163
Total investments and other assets	269	163
Property, Plant and Equipment
Cost	12,489	12,012
Accumulated depreciation and amortization	(3,913)	(3,692)
Net property, plant and equipment	8,576	8,320
Regulatory Assets and Deferred Debits
Regulatory assets	717	810
Other	25	24
Total regulatory assets and deferred debits	742	834
Total Assets	$10,548	$10,008
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$206	$173
Accounts payable to affiliated companies	56	60
Notes payable to affiliated companies	―	81
Taxes accrued	57	61
Interest accrued	56	53
Current maturities of long-term debt	5	405
Regulatory liabilities	16	11
Other	88	154
Total current liabilities	484	998
Long-term Debt	3,641	3,147
Long-term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,171	853
Investment tax credits	140	142
Accrued pension and other post-retirement benefit costs	163	186
Asset retirement obligations	30	37
Regulatory liabilities	782	741
Other	48	46
Total deferred credits and other liabilities	2,334	2,005
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at December 31, 2013 and December 31, 2012	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,551	2,318
Accumulated other comprehensive income	3	5
Total common stockholder's equity	3,939	3,708
Total Liabilities and Common Stockholder's Equity	$10,548	$10,008

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$358	$(50)	$168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	346	393	395
Equity component of AFUDC	(15)	(84)	(88)
Impairment charges	―	579	234
Deferred income taxes	304	(74)	(63)
Accrued pension and other post-retirement benefit costs	25	15	23
Contributions to qualified pension plans	―	―	(52)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(30)	―	―
Receivables	3	6	25
Receivables from affiliated companies	(47)	52	63
Inventory	(53)	(50)	(64)
Other current assets	(40)	(25)	13
Increase (decrease) in
Accounts payable	32	18	(14)
Accounts payable to affiliated companies	(4)	(12)	5
Taxes accrued	(30)	(27)	29
Other current liabilities	(5)	6	(16)
Other assets	(16)	6	47
Other liabilities	(84)	(37)	(72)
Net cash provided by operating activities	744	716	633
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(545)	(718)	(1,066)
Purchases of available-for-sale securities	(11)	(17)	(11)
Proceeds from sales and maturities of available-for-sale securities	7	18	8
Notes receivable from affiliated companies	(96)	―	115
Change in restricted cash	―	―	6
Other	(3)	(1)	(5)
Net cash used in investing activities	(648)	(718)	(953)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	498	250	―
Payments for the redemption of long-term debt	(405)	(7)	(14)
Notes payable to affiliated companies	(81)	(219)	300
Dividend to parent	(125)	―	―
Other	(4)	(2)	(4)
Net cash (used in) provided by financing activities	(117)	22	282
Net (decrease) increase in cash and cash equivalents	(21)	20	(38)
Cash and cash equivalents at beginning of period	36	16	54
Cash and cash equivalents at end of period	$15	$36	$16
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$194	$130	$130
Cash paid for income taxes	46	57	90
Significant non-cash transactions:
Accrued capital expenditures	73	67	110
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26	―

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total Equity
Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567
Net income	―	―	168	―	168
Other comprehensive loss				(1)	(1)
Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734
Net loss	―	―	(50)	―	(50)
Other comprehensive loss	―	―	―	(2)	(2)
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26	―	―	26
Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708
Net income	―	―	358	―	358
Other comprehensive loss	―	―	―	(2)	(2)
Dividend to parent	―	―	(125)	―	(125)
Balance at December 31, 2013	$1	$1,384	$2,551	$3	$3,939

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

Index to Combined Notes To Consolidated Financial Statements

The notes to the consolidated financial statements are a combined presentation. The following list indicates the registrants to which the notes apply.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19	20	21	22	23	24	25
Duke Energy Corporation	•	•	•	•	•	•	•	•	•	•	•	•		•	•	•	•	•	•	•	•	•	•	•	•
Duke Energy Carolinas, LLC	•	•	•	•	•	•		•	•	•	•		•	•	•	•	•		•	•	•	•	•	•	•
Progress Energy, Inc.	•	•	•	•	•	•	•	•	•	•	•		•	•	•	•	•		•	•	•	•	•	•	•
Duke Energy Progress, Inc.	•	•	•	•	•	•		•	•	•	•		•	•	•	•	•		•	•	•	•	•	•	•
Duke Energy Florida, Inc.	•	•	•	•	•	•	•	•	•	•	•		•	•	•	•			•	•	•	•	•	•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•		•	•	•	•		•	•		•	•		•	•	•	•	•	•	•
Duke Energy Indiana, Inc.	•	•	•	•	•	•		•	•	•	•		•	•	•	•	•		•	•	•	•	•	•	•

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Consolidation

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the U.S. and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include its wholly owned subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, Inc. (Duke Energy Progress); Duke Energy Florida, Inc. (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

On July 2, 2012, Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation. Progress Energy became a subsidiary of Duke Energy and Progress Energy’s regulated utility subsidiaries, Duke Energy Progress (formerly Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.) and Duke Energy Florida (formerly Florida Power Corporation d/b/a Progress Energy Florida, Inc.), became indirect subsidiaries of Duke Energy. Duke Energy’s consolidated financial statements include Progress Energy, Duke Energy Progress and Duke Energy Florida activity beginning July 2, 2012. The impacts of acquisition accounting from Progress Energy’s merger with Duke Energy were recorded by Duke Energy and were not reflected on the financial statements of Progress Energy, Duke Energy Progress and Duke Energy Florida. See Note 2 for additional information regarding the merger. On July 2, 2012, just prior to the close of the merger, Duke Energy executed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. All per-share amounts included in this Form 10-K are presented as if the stock split had been effective from the beginning of the earliest period presented.

The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries where the respective Duke Energy Registrants have control. These Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of jointly owned generation and transmission facilities.

Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), Public Service Commission of South Carolina (PSCSC), U.S. Nuclear Regulatory Commission (NRC) and FERC. Substantially all of Duke Energy Carolinas’ operations qualify for regulatory accounting.

Progress Energy is a public utility holding company headquartered in Raleigh, North Carolina, subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. Substantially all of Progress Energy’s operations qualify for regulatory accounting.

Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC. Substantially all of Duke Energy Progress’ operations qualify for regulatory accounting.

Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), NRC and FERC. Substantially all of Duke Energy Florida’s operations qualify for regulatory accounting.

Duke Energy Ohio is a public utility that provides service in portions of Ohio and Kentucky. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). Duke Energy Ohio’s principal lines of business include transmission and distribution of electricity and the sale of and/or transportation of natural gas. Duke Energy Ohio also generates and sells power into wholesale energy markets. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. Duke Energy Ohio applies regulatory accounting to a portion of its operations.

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. Substantially all of Duke Energy Indiana’s operations qualify for regulatory accounting.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Other Current and Non-Current Assets and Liabilities

Other within Current Assets includes the current portion of deferred tax assets, which are disclosed in Note 22. Additionally, the following are included in Other within Current Assets or Current Liabilities in the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2013 and 2012. The amounts presented exceeded 5 percent of current assets or 5 percent of current liabilities unless otherwise noted.

		December 31,
(in millions)	Location	2013	2012
Duke Energy
Accrued compensation	Current Liabilities	$621	$725
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$198	$203
Collateral liabilities	Current Liabilities	120	105
Progress Energy
Customer deposits	Current Liabilities	$349	$342
Accrued compensation	Current Liabilities	214	304
Derivative liabilities	Current Liabilities	—	221
Duke Energy Progress
Customer deposits	Current Liabilities	$129	$120
Accrued compensation	Current Liabilities	121	160
Duke Energy Florida
Customer deposits	Current Liabilities	$220	$222
Accrued compensation	Current Liabilities	65	95
Derivative liabilities	Current Liabilities	—	127
Duke Energy Ohio
Collateral assets	Current Assets	$122	$99
Duke Energy Indiana
Federal income taxes receivable	Current Assets	$56	$—
Accrued compensation(a)	Current Liabilities	25	23
Collateral liabilities(a)	Current Liabilities	40	37
Derivative liabilities	Current Liabilities	—	63

(a)		Does not exceed 5 percent of Total current liabilities on the Consolidated Balance Sheets at December 31, 2012.

Preferred Stock

In March 2013, Duke Energy Progress and Duke Energy Florida redeemed all series of their outstanding preferred stock at prices ranging from $101.00 to $110.00 per share for Duke Energy Progress and $101.00 to $104.25 per share for Duke Energy Florida plus accrued dividends for all series. Duke Energy Progress and Duke Energy Florida redeemed the shares for $62 million and $34 million, respectively.

Discontinued Operations

For the year ended December 31, 2013, Duke Energy’s and Progress Energy’s Income From Discontinued Operations, net of tax was primarily due to tax benefits related to prior sales of diversified businesses. For the year ended December 31, 2012, Duke Energy’s and Progress Energy’s Income From Discontinued Operations, net of tax was primarily related to resolution of litigation associated with Progress Energy’s former synthetic fuel operations and reversal of certain environmental indemnification liabilities for which the indemnification period expired during 2012. See Note 5 for more information regarding the former synthetic fuel operations.

Amounts Attributable to Controlling Interests

Income From Discontinued Operations, net of tax presented on the respective Consolidated Statements of Operations for Duke Energy and Progress Energy is attributable to controlling interests for all periods presented. Other comprehensive income presented on Progress Energy’s Consolidated Statements of Operations and Comprehensive Income are attributable to controlling interests for all periods presented.

Significant Accounting Policies

Use of Estimates

In preparing financial statements that conform to generally accepted accounting principles (GAAP) in the U.S., the Duke Energy Registrants must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Regulatory Accounting

The majority of the Duke Energy Registrants’ operations are subject to price regulation for the sale of electricity and gas by state utility commissions or FERC. When prices are set on the basis of specific costs of the regulated operations and an effective franchise is in place such that sufficient gas or electric services can be sold to recover those costs, the Duke Energy Registrants apply regulatory accounting. Regulatory accounting changes the timing of the recognition of costs or revenues relative to a company that does not apply regulatory accounting. As a result, Regulatory assets and Regulatory liabilities are recognized on the Consolidated Balance Sheets. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. See Note 4 for further information.

Regulated Fuel Costs and Purchased Power

The Duke Energy Registrants utilize cost-tracking mechanisms, commonly referred to as fuel adjustment clauses. These clauses allow for the recovery of fuel and fuel-related costs and portions of purchased power costs through surcharges on customer rates. The difference between the costs incurred and the surcharge revenues is recorded as an adjustment to Fuel used in electric generation and purchased power — regulated or Operating Revenues – Regulated electric on the Consolidated Statements of Operations with an off-setting impact on regulatory assets or liabilities.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents. At December 31, 2013, $1,086 million of Duke Energy’s total cash and cash equivalents is held by entities domiciled in foreign jurisdictions and is forecasted to be used to fund international operations and investments.

Restricted Cash

The Duke Energy Registrants have restricted cash related primarily to collateral assets, escrow deposits, and variable interest entities (VIEs). Restricted cash balances are reflected in Other within Current Assets and in Other within Investments and Other Assets on the Consolidated Balance Sheets. At December 31, 2013 and 2012, Duke Energy had restricted cash totaling $307 million and $574 million, respectively.

Inventory

Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Reserves are established for excess and obsolete inventory. The components of inventory are presented in the tables below.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Materials and supplies	$1,901	$654	$854	$567	$287	$117	$193
Coal held for electric generation	1,018	374	334	187	147	65	238
Oil, gas and other fuel held for electric generation	331	37	236	99	137	47	3
Total inventory	$3,250	$1,065	$1,424	$853	$571	$229	$434

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Materials and supplies	$1,691	$535	$768	$499	$269	$135	$161
Coal held for electric generation	1,187	488	392	232	160	82	216
Oil, gas and other fuel held for electric generation	345	39	281	97	184	10	3
Total inventory	$3,223	$1,062	$1,441	$828	$613	$227	$380

Investments in Debt and Equity Securities

The Duke Energy Registrants classify investments into two categories — trading and available-for-sale. Both categories are recorded at fair value on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in earnings. For certain investments of regulated operations such as the Nuclear Decommissioning Trust Fund (NDTF), realized and unrealized gains and losses (including any other-than-temporary impairments) on available-for-sale securities are recorded as a regulatory asset or liability. Otherwise, unrealized gains and losses are included in Accumulated Other Comprehensive Income (AOCI), unless other-than-temporarily impaired. Other-than-temporary impairments for equity securities and the credit loss portion of debt securities of nonregulated operations are included in earnings. Investments in debt and equity securities are classified as either current or noncurrent based on management’s intent and ability to sell these securities, taking into consideration current market liquidity. See Note 15 for further information.

Goodwill and Intangible Assets

Goodwill

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy, Progress Energy and Duke Energy Ohio perform annual goodwill impairment tests as of August 31 each year at the reporting unit level, which is determined to be an operating segment or one level below. Duke Energy, Progress Energy and Duke Energy Ohio update these tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In 2012, Progress Energy changed its goodwill impairment testing date from October 31 to August 31 to better align its annual goodwill impairment testing procedure with those of Duke Energy. The change had no impact on goodwill. Neither the change in the goodwill impairment testing date nor the merger resulted in any changes to the Progress Energy reporting units.

Intangible Assets

Intangible assets are included in Other in Investments and Other Assets on the Consolidated Balance Sheets. Generally, intangible assets are amortized using an amortization method that reflects the pattern in which the economic benefits of the intangible asset are consumed, or on a straight-line basis if that pattern is not readily determinable. Amortization of intangibles is reflected in Depreciation and amortization in the Consolidated Statements of Operations. Intangible assets are subject to impairment testing and if impaired, the carrying value is accordingly reduced.

Emission allowances permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances are issued by the U.S. Environmental Protection Agency (EPA) at zero cost and may also be bought and sold via third-party transactions. Allowances allocated to or acquired by the Duke Energy Registrants are held primarily for consumption. Carrying amounts for emission allowances are based on the cost to acquire the allowances or, in the case of a business combination, on the fair value assigned in the allocation of the purchase price of the acquired business.

Renewable energy certificates are used to measure compliance with renewable energy standards and are held primarily for consumption.

See Note 11 for further information.

Long-Lived Asset Impairments

The Duke Energy Registrants evaluate long-lived assets, excluding goodwill, for impairment when circumstances indicate the carrying value of those assets may not be recoverable. An impairment exists when a long-lived asset’s carrying value exceeds the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. The estimated cash flows may be based on alternative expected outcomes that are probability weighted. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the carrying value of the asset is written-down to its then-current estimated fair value and an impairment charge is recognized.

The Duke Energy Registrants assess fair value of long-lived assets using various methods, including recent comparable third-party sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in commodity prices, the condition of an asset or management’s interest in selling the asset are generally viewed as triggering events to re-assess cash flows. See Note 11 for further information.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of depreciated historical cost net of any disallowances or fair value, if impaired. The Duke Energy Registrants capitalize all construction-related direct labor and material costs, as well as indirect construction costs such as general engineering, taxes and financing costs. See “Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized” for information on capitalized financing costs. Costs of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. Depreciation studies are conducted periodically to update composite rates and are approved by state utility commissions and/or the FERC when required. The composite weighted-average depreciation rates, excluding nuclear fuel, are included in the table that follows.

	Years Ended December 31,
	2013	2012	2011
Duke Energy	2.8%	2.9%	3.2%
Duke Energy Carolinas	2.8%	2.8%	2.6%
Progress Energy	2.5%	2.6%	2.3%
Duke Energy Progress	2.5%	2.7%	2.1%
Duke Energy Florida	2.4%	2.5%	2.4%
Duke Energy Ohio	3.3%	3.2%	3.5%
Duke Energy Indiana	2.8%	3.3%	3.4%

In general, when the Duke Energy Registrants retire regulated property, plant and equipment, original cost plus the cost of retirement, less salvage value, is charged to accumulated depreciation. However, when it becomes probable a regulated asset will be retired substantially in advance of its original expected useful life or is abandoned, the cost of the asset and the corresponding accumulated depreciation is recognized as a separate asset. If the asset is still in operation, the net amount is classified as Generation facilities to be retired, net on the Consolidated Balance Sheets. If the asset is no longer operating, the net amount is classified in Regulatory Assets on the Consolidated Balance Sheets. The carrying value of the asset is based on historical cost if the Duke Energy Registrants are allowed to recover the remaining net book value and a return equal to at least the incremental borrowing rate. If not, an impairment is recognized to the extent the net book value of the asset exceeds the present value of future revenues discounted at the incremental borrowing rate.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

When the Duke Energy Registrants sell entire regulated operating units, or retire or sell nonregulated properties, the original cost and accumulated depreciation and amortization balances are removed from Property, Plant and Equipment on the Consolidated Balance Sheets. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

See Note 10 for further information.

Nuclear Fuel

Nuclear fuel is classified as Property, Plant and Equipment on the Consolidated Balance Sheets. Nuclear fuel in the front-end fuel processing phase is considered work in progress and not amortized until placed in service. Amortization of nuclear fuel is included within Fuel used in electric generation and purchased power – regulated in the Consolidated Statements of Operations. Amortization is recorded using the units-of-production method.

Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized

For regulated operations, the debt and equity costs of financing the construction of property, plant and equipment are reflected as AFUDC and capitalized as a component of the cost of property, plant and equipment. AFUDC equity is reported on the Consolidated Statements of Operations as non-cash income in Other income and expenses, net. AFUDC debt is reported as a non-cash offset to Interest Expense. After construction is completed, the Duke Energy Registrants are permitted to recover these costs through their inclusion in rate base and the corresponding subsequent depreciation or amortization of those regulated assets.

AFUDC equity, a permanent difference for income taxes, reduces the effective tax rate when capitalized and increases the effective tax rate when depreciated or amortized. See Note 22 for additional information.

For nonregulated operations, interest is capitalized during the construction phase with an offsetting non-cash credit to Interest Expense on the Consolidated Statements of Operations.

Asset Retirement Obligations

Asset retirement obligations are recognized for legal obligations associated with the retirement of property, plant and equipment. Substantially all asset retirement obligations are related to regulated operations. When recording an asset retirement obligation, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is accreted over time. The present value of the liability is added to the cost of the associated asset and depreciated over the remaining life of the asset.

The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding timing of future cash flows, selection of discount rates and cost escalation rates, among other factors. These estimates are subject to change. Depreciation expense is adjusted prospectively for any changes to the carrying amount of the associated asset. The Duke Energy Registrants receive amounts to fund the cost of the asset retirement obligation for regulated operations through a combination of regulated revenues and NDTF. As a result, the net of amounts recovered in regulated revenues, earnings on the NDTF, accretion expense and depreciation of the associated asset is deferred as a regulatory asset or liability.

Obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. Duke Energy Florida assumes Crystal River Nuclear Station – Unit 3 (Crystal River Unit 3) will be placed into a safe storage configuration until eventual dismantlement begins in approximately 60 years. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on site until such time that it can be transferred to a U.S. Department of Energy (DOE) facility.

See Note 9 for further information.

Revenue Recognition and Unbilled Revenue

Revenues on sales of electricity and gas are recognized when service is provided. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns and meter reading schedules.

Unbilled revenues are included within Receivables and Restricted receivables of variable interest entities on the Consolidated Balance Sheets as shown in the following table.

	December 31,
(in millions)	2013	2012
Duke Energy	$937	$920
Duke Energy Carolinas	323	315
Progress Energy	189	187
Duke Energy Progress	120	112
Duke Energy Florida	69	74
Duke Energy Ohio	55	47
Duke Energy Indiana	5	3

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable, including receivables for unbilled revenues, to an affiliate, Cinergy Receivables Company, LLC (CRC) and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 17 for further information. These receivables for unbilled revenues are shown in the table below.

		December 31,
(in millions)		2013	2012
Duke Energy Ohio		$89	$90
Duke Energy Indiana		144	132

Allowance for Doubtful Accounts

Allowances for doubtful accounts are presented in the following table.

	December 31,
(in millions)	2013	2012	2011
Allowance for Doubtful Accounts
Duke Energy	$30	$34	$35
Duke Energy Carolinas	3	3	3
Progress Energy	14	16	27
Duke Energy Progress	10	9	9
Duke Energy Florida	4	7	18
Duke Energy Ohio	2	2	16
Duke Energy Indiana	1	1	1
Allowance for Doubtful Accounts - VIEs
Duke Energy	$43	$44	$40
Duke Energy Carolinas	6	6	6

Derivatives and Hedging

Derivative and non-derivative instruments may be used in connection with commodity price, interest rate and foreign currency risk management activities, including swaps, futures, forwards and options. All derivative instruments except those that qualify for the normal purchase/normal sale (NPNS) exception are recorded on the Consolidated Balance Sheets at their fair value. Qualifying derivative instruments may be designated as either cash flow hedges or fair value hedges. Other derivative instruments (undesignated contracts) either have not been designated or do not qualify as hedges. The effective portion of the change in the fair value of cash flow hedges is recorded in AOCI. The effective portion of the change in the fair value of a fair value hedge is offset in net income by changes in the hedged item. For activity subject to regulatory accounting, gains and losses on derivative contracts are reflected as regulatory assets or liabilities and not as other comprehensive income or current period income. As a result, changes in fair value of these derivatives have no immediate earnings impact.

Formal documentation, including transaction type and risk management strategy, is maintained for all contracts accounted for as a hedge. At inception and at least every three months thereafter, the hedge contract is assessed to see if it is highly effective in offsetting changes in cash flows or fair values of hedged items.

See Note 14 for further information.

Captive Insurance Reserves

Duke Energy has captive insurance subsidiaries that provide coverage, on an indemnity basis, to the Subsidiary Registrants as well as certain third parties, on a limited basis, for various business risks and losses, such as property, workers’ compensation and general liability. Liabilities include provisions for estimated losses incurred but not yet reported (IBNR), as well as estimated provisions for known claims. IBNR reserve estimates are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from experience.

Duke Energy, through its captive insurance entities, also has reinsurance coverage with third parties for certain losses above a per occurrence and/or aggregate retention. Receivables for reinsurance coverage are recognized when realization is deemed probable.

Unamortized Debt Premium, Discount and Expense

Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the term of the debt issue. Call premiums and unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets are amortized. Amortization expense is recorded as Interest Expense in the Consolidated Statements of Operations and is reflected as Depreciation, amortization and accretion within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies and Environmental Liabilities

Contingent losses are recorded when it is probable a loss has occurred and can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. Unless otherwise required by GAAP, legal fees are expensed as incurred.

Environmental liabilities are recorded on an undiscounted basis when environmental remediation or other liabilities becomes probable and can be reasonably estimated. Environmental expenditures related to past operations that do not generate current or future revenues are

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

expensed. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Certain environmental expenditures receive regulatory accounting treatment and are recorded as regulatory assets.

See Notes 4 and 5 for further information.

Pension and Other Post-Retirement Benefit Plans

Duke Energy maintains qualified, non-qualified and other post-retirement benefit plans. Eligible employees of the Subsidiary Registrants participate in the respective qualified, non-qualified and other post-retirement benefit plans and are allocated their proportionate share of benefit costs. See Note 21 for further information, including significant accounting policies associated with these plans.

Severance and Special Termination Benefits

Duke Energy has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. A liability for involuntary severance is recorded once an involuntary severance plan is committed to by management, or sooner, if involuntary severances are probable and can be reasonably estimated. For involuntary severance benefits incremental to its ongoing severance plan benefits, the fair value of the obligation is expensed at the communication date if there are no future service requirements, or over the required future service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. Special termination benefits are recorded immediately upon employee acceptance absent a significant retention period. Otherwise, the cost is recorded over the remaining service period. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the benefits being offered. See Note 19 for further information.

Guarantees

Liabilities are recognized at the time of issuance or material modification of a guarantee for the estimated fair value of the obligation it assumes. Fair value is estimated using a probability-weighted approach. The obligation is reduced over the term of the guarantee or related contract in a systematic and rational method as risk is reduced. Any additional contingent loss for guarantee contracts subsequent to the initial recognition of a liability is accounted for and recognized at the time a loss is probable and can be reasonably estimated. See Note 7 for further information.

Stock-Based Compensation

Stock-based compensation represents costs related to stock-based awards granted to employees. Duke Energy recognizes stock-based compensation based upon the estimated fair value of awards, net of estimated forfeitures at the date of issuance. The recognition period for these costs begin at either the applicable service inception date or grant date and continues throughout the requisite service period, or for certain share-based awards until the employee becomes retirement eligible, if earlier. Compensation cost is recognized as expense or capitalized as a component of property, plant and equipment. See Note 20 for further information.

Income Taxes

Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns. The Subsidiary Registrants entered into a tax-sharing agreement with Duke Energy and income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. Deferred income taxes have been provided for temporary differences between GAAP and tax bases of assets and liabilities because the differences create taxable or tax-deductible amounts for future periods. Deferred taxes are not provided on translation gains and losses when earnings of a foreign operation are expected to be indefinitely reinvested. Investment tax credits (ITC) associated with regulated operations are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties.

Positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, are recognized in the financial statements when it is more likely than not the tax position can be sustained based solely on the technical merits of the position. The largest amount of tax benefit that is greater than 50 percent likely of being effectively settled is recorded. Management considers a tax position effectively settled when: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews; (ii) the Duke Energy Registrants do not intend to appeal or litigate the tax position included in the completed examination; and (iii) it is remote the taxing authority would examine or re-examine the tax position. The amount of a tax return position that is not recognized in the financial statements is disclosed as an unrecognized tax benefit. These unrecognized tax benefits may impact the financial statements through increasing income taxes payable, reducing income tax refunds receivable or changing deferred taxes.

Tax-related interest and penalties are recorded in Interest Expense and Other Income and Expenses, net, in the Consolidated Statements of Operations.

See Note 22 for further information.

Accounting for Renewable Energy Tax Credits and Grants

When Duke Energy elects either an ITC or a cash grant on wind or solar facilities, it reduces the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC or cash grant and, therefore, the ITC or grant benefit is recognized through reduced depreciation expense. Additionally, certain tax credits and government grants received provide for initial tax depreciable base in excess of the book carrying value equal to one half of the ITC or government grant. Deferred tax benefits are recorded as a reduction to income tax expense in the period that the basis difference is created.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Excise Taxes

Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, the taxes are accounted for net. Excise taxes accounted for on a gross basis as Property and other taxes in the Consolidated Statements of Operations were as follows.

	Years Ended December 31,
(in millions)	2013	2012	2011
Duke Energy	$602	$466	$293
Duke Energy Carolinas	164	161	153
Progress Energy	304	317	315
Duke Energy Progress	115	113	110
Duke Energy Florida	189	205	205
Duke Energy Ohio	105	102	109
Duke Energy Indiana	29	33	31

On July 23, 2013, North Carolina House Bill 998 (HB 998) was signed into law. HB 998 repeals the utility franchise tax effective July 1, 2014. The utility franchise tax was 3.22 percent gross receipts tax on sales of electricity. The result of this change in law will be an annual reduction in excise taxes of approximately $160 million for Duke Energy Carolinas and approximately $110 million for Duke Energy Progress. HB 998 also increases sales tax on electricity from 3 percent to 7 percent effective July 1, 2014. HB 998 requires the NCUC to adjust retail electric rates for the elimination of the utility franchise tax, changes due to the increase in sales tax on electricity, and the resulting change in liability of utility companies under the general franchise tax.

Foreign Currency Translation

The local currencies of most of Duke Energy’s foreign operations have been determined to be their functional currencies. However, certain foreign operations’ functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operation.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar, are translated into U.S. Dollars at the exchange rates in effect at period end. Translation adjustments resulting from changes in exchange rates are included in AOCI. Revenue and expense accounts are translated at average exchange rates during the year. Gains and losses arising from balances and transactions denominated in currencies other than the local currency are included in the results of operations when they occur.

Dividend Restrictions and Unappropriated Retained Earnings

Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by regulators in conjunction with merger transaction approvals, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2013 and 2012, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.

New Accounting Standards

The new accounting standards that were adopted for 2013, 2012 and 2011 had no significant impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. Disclosures have been enhanced to provide a discussion and tables on derivative contracts subject to enforceable master netting agreements and a table of quantitative disclosures about unobservable inputs. See Notes 14 and 16 for further information.

There are no Accounting Standards Updates that have been issued but not yet adopted as of December 31, 2013, that are expected to significantly impact the presentation or results of operations, cash flows or financial position or disclosures of the Duke Energy Registrants.

2. ACQUISITIONS, DISPOSITIONS AND SALES OF OTHER ASSETS

ACQUISITIONS

The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.

Merger with Progress Energy

On July 2, 2012, Duke Energy completed its merger with Progress Energy, a North Carolina corporation engaged in the regulated utility business of generation, transmission and distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. As a result of the merger, Progress Energy became a wholly owned subsidiary of Duke Energy.

The merger between Duke Energy and Progress Energy provides increased scale and diversity with potentially enhanced access to capital over the long term and a greater ability to undertake the significant construction programs necessary to respond to increasing environmental regulation, plant retirements and customer demand growth. Duke Energy’s business risk profile is expected to improve over time due to the increased proportion of the business that is regulated. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

Purchase Price

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Total consideration transferred was based on the closing price of Duke Energy common shares on July 2, 2012, and was calculated as shown in the following table.

(dollars in millions, except per share amounts; shares in thousands)
Progress Energy common shares outstanding at July 2, 2012	296,116
Exchange ratio	0.87083
Duke Energy common shares issued for Progress Energy common shares outstanding	257,867
Closing price of Duke Energy common shares on July 2, 2012	$69.84
Purchase price for common stock	$18,009
Fair value of outstanding earned stock compensation awards	62
Total purchase price	$18,071

Progress Energy’s stock-based compensation awards, including performance shares and restricted stock, were replaced with Duke Energy awards upon consummation of the merger. In accordance with accounting guidance for business combinations, a portion of the fair value of these awards is included in the purchase price as it represents consideration transferred in the merger.

Purchase Price Allocation

Fair value of assets acquired and liabilities assumed was determined based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows, and future market prices.

Additionally the February 5, 2013 announcement of the decision to retire Crystal River Unit 3 reflects additional information related to facts and circumstances existing as of the acquisition date. See Note 4 for additional information related to Crystal River Unit 3. As such, Duke Energy presents assets acquired and liabilities assumed as if the retirement of Crystal River Unit 3 occurred on the acquisition date.

The majority of Progress Energy’s operations are subject to the rate-setting authority of the FERC, NCUC, PSCSC, and FPSC and are accounted for pursuant to U.S. GAAP, including the accounting guidance for regulated operations. Rate-setting and cost recovery provisions currently in place for Progress Energy’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Except for long-term debt, asset retirement obligations, capital leases, pension and other post-retirement benefits (OPEB) plans, and the wholesale portion of Crystal River Unit 3, fair values of tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values. Accordingly, assets acquired and liabilities assumed and pro forma financial information do not reflect any net adjustments related to these amounts. The difference between fair value and pre-merger carrying amounts for long-term debt, asset retirement obligations, capital leases and pension and OPEB plans for regulated operations were recorded as Regulatory assets.

The excess of purchase price over estimated fair values of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid primarily for long-term potential for enhanced access to capital as a result of increased scale and diversity, opportunities for synergies, and an improved risk profile. Goodwill resulting from the merger was allocated entirely to the Regulated Utilities segment. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

The completed purchase price allocation is presented in the following table.

(in millions)
Current assets	$3,204
Property, plant and equipment	23,141
Goodwill	12,469
Other long-term assets	9,990
Total assets	48,804
Current liabilities, including current maturities of long-term debt	3,593
Long-term liabilities, preferred stock and noncontrolling interests	10,394
Long-term debt	16,746
Total liabilities and preferred stock	30,733
Total purchase price	$18,071

The purchase price allocation in the table above reflects refinements made to preliminary fair values of assets acquired and liabilities assumed as of December 31, 2012. These refinements include adjustments associated with the retirement of Crystal River Unit 3. The changes resulted in an increase to Goodwill of $2 million, an increase to the fair value of Current liabilities, including current maturities of long-term debt of $12 million, a decrease to Property, plant and equipment of $138 million, a decrease to Other long-term assets of $4 million and a decrease to Long-term liabilities, preferred stock and noncontrolling interests of $152 million. These refinements had no impact on the amortization of purchase accounting adjustments recorded to earnings during the year ended December 31, 2013, or for the six months ended December 31, 2012.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Duke Energy and the amortization of purchase price adjustments assuming the merger had taken place on January 1, 2011. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or future consolidated results of operations of Duke Energy.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Non-recurring merger consummation, integration and other costs incurred by Duke Energy and Progress Energy during the period have been excluded from pro forma earnings presented below. After-tax non-recurring merger consummation, integration and other costs incurred by both Duke Energy and Progress Energy were $413 million and $85 million for the years ended 2012 and 2011, respectively. The pro forma financial information also excludes potential future cost savings or non-recurring charges related to the merger.

	Years Ended December 31,
(in millions, except per share amounts)	2012	2011
Revenues	$23,976	$23,445
Net Income Attributable to Duke Energy Corporation	2,417	2,397
Basic and Diluted Earnings Per Share	3.43	3.41

Accounting Charges Related to the Merger Consummation

The following pretax consummation charges were recognized upon closing of the merger and are included in the Duke Energy Registrants’ Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
FERC Mitigation	$117	$46	$71	$71	$	―	$	―	$	―
Severance costs	196	63	82	55		27		21		18
Community support, charitable contributions and other	169	79	74	63		11		7		6
Total	$482	$188	$227	$189		$38		$28		$24

FERC Mitigation charges reflect the portion of transmission project costs probable of disallowance, impairment of the carrying value of the generation assets serving Interim FERC Mitigation, and mark-to-market losses recognized on power sale agreements upon closing of the merger. Charges related to transmission projects and impairment of the carrying value of generation assets were recorded within Impairment charges in the Consolidated Statements of Operations. Mark-to-market losses on interim power sale agreements was recorded in Regulated electric operating revenues in the Consolidated Statements of Operations. Subsequent changes in fair value of interim power sale agreements over the life of the contracts and realized gains or losses on interim contract sales are also recorded within Regulated electric operating revenues. The ability to successfully defend future recovery of a portion of transmission projects in rates and any future changes to estimated transmission project costs could impact the amount not expected to be recovered.

In conjunction with the merger, in November 2011, Duke Energy and Progress Energy each offered a voluntary severance plan (VSP) to certain eligible employees. VSP and other severance costs incurred were recorded primarily within Operation, maintenance and other in the Consolidated Statements of Operations. See Note 19 for further information related to employee severance expenses.

Community support, charitable contributions and other reflect (i) the unconditional obligation to provide funding at a level comparable to historic practices over the next four years, and (ii) financial and legal advisory costs incurred upon the closing of the merger, retention and relocation costs paid to certain employees. These charges were recorded within Operation, maintenance and other in the Consolidated Statements of Operations.

Impact of Merger

The impact of Progress Energy on Duke Energy’s revenues and net income attributable to Duke Energy in the Consolidated Statements of Operations for the year ended December 31, 2012 was an increase of $4,943 million and $368 million, respectively.

Chilean Operations

In December 2012, Duke Energy acquired Iberoamericana de Energía Ibener, S.A. (Ibener) of Santiago, Chile for cash consideration of $415 million. This acquisition included the 140 Megawatt (MW) Duqueco hydroelectric generation complex consisting of two run-of-the-river plants located in southern Chile. Purchase price allocation consisted primarily of $383 million of property, plant and equipment, $30 million of intangible assets, $57 million of deferred income tax liabilities, $54 million of goodwill and $8 million of working capital. In connection with the acquisition, a $190 million six-month bridge loan and a $200 million revolving loan under a credit agreement were executed with a commercial bank. Both loans were fully collateralized with cash deposits, and therefore no net proceeds from the financings existed as of December 31, 2012. The $190 million bridge loan was classified in Current maturities of long-term debt and the related cash collateral deposit was classified as Current Assets on the Consolidated Balance Sheets as of December 31, 2012. The revolving loan is classified as Long-term Debt and the related cash collateral deposit is classified as Investments and Other Assets on the Consolidated Balance Sheets.

In April 2013, the six-month bridge loan executed in connection with the acquisition was replaced with a nonrecourse secured credit facility with a term of thirteen years, and the cash collateral related to the six-month bridge loan was returned to Duke Energy. See Note 6 for additional discussion related to the bridge loan conversion.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Midwest Generation Exit

On February 17, 2014, Duke Energy Ohio announced that it had initiated a process to exit its nonregulated Midwest generation business. Considering a marketing period of several months and potential regulatory approvals, Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business by early to mid-2015. In the first quarter of 2014, Duke Energy Ohio will reclassify approximately $3.5 billion carrying value of its Midwest generation business to assets held for sale and expects to record an estimated pretax  impairment charge of $1 billion to $2 billion to reduce the carrying value to estimated sales proceeds less cost to sell.

Vermillion Generating Station

On January 12, 2012, after receiving approvals from the FERC and IURC on August 12, 2011 and December 28, 2011, respectively, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its ownership interest in Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association (WVPA). Upon closing of the sale, Duke Energy Indiana held a 62.5 percent interest in Vermillion. Duke Energy Ohio received net proceeds of $82 million, of which $68 million was paid by Duke Energy Indiana. Following the transaction, Duke Energy Indiana retired Gallagher Units 1 and 3 effective February 1, 2012.

As Duke Energy Indiana is an affiliate of Duke Energy Vermillion, the transaction was accounted for as a transfer between entities under common control with no gain or loss recorded and did not have a significant impact to Duke Energy Ohio’s or Duke Energy Indiana’s results of operations. Proceeds received from Duke Energy Indiana are included in Net proceeds from the sales of other assets on Duke Energy Ohio’s Consolidated Statements of Cash Flows. Cash paid to Duke Energy Ohio is included in Capital expenditures on Duke Energy Indiana’s Consolidated Statements of Cash Flows. Duke Energy Ohio and Duke Energy Indiana recognized non-cash equity transfers of $28 million and $26 million, respectively, in their Consolidated Statements of Common Stockholder’s Equity on the transaction representing the difference between cash exchanged and the net book value of Vermillion. These amounts are not reflected in Duke Energy’s Consolidated Statements of Cash Flows or Consolidated Statements of Equity as the transaction is eliminated in consolidation.

Proceeds from WVPA are included in Net proceeds from the sales of other assets, and sale of and collections on notes receivable on Duke Energy’s and Duke Energy Ohio’s Consolidated Statements of Cash Flows. The sale of the proportionate share of Vermillion to WVPA did not result in a significant gain or loss upon close of the transaction.

Wind Projects Joint Venture

In April 2012, Duke Energy executed a joint venture agreement with Sumitomo Corporation of America (SCOA). Under terms of the agreement, Duke Energy and SCOA each own a 50 percent interest in the joint venture (DS Cornerstone, LLC), which owns two wind generation projects. Duke Energy and SCOA also negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility, on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement. DS Cornerstone, LLC was initially consolidated with the sale to SCOA because of a guarantee provided by an indirect wholly owned subsidiary of Duke Energy. With the expiration of the guarantee in 2012, DS Cornerstone, LLC was deconsolidated.

Sales Of Other Assets

During 2012, Duke Energy received proceeds of $187 million from the sale of non-core business assets within the Commercial Power segment for which no material gain or loss was recognized.

3. BUSINESS SEGMENTS

Duke Energy evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements.

Operating segments are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate the performance.

Products and services are sold between affiliate companies and reportable segments of Duke Energy at cost. Segment assets as presented in the tables that follow exclude all intercompany assets.

Duke Energy

Duke Energy has the following reportable operating segments: Regulated Utilities, International Energy and Commercial Power.

Regulated Utilities conducts operations primarily through Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana, and the regulated transmission and distribution operations of Duke Energy Ohio. These electric and gas operations are subject to the rules and regulations of the FERC, NCUC, PSCSC, FPSC, PUCO, IURC, and KPSC. Substantially all of Regulated Utilities’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas, and natural gas liquids outside the U.S. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company (NMC), a large regional producer of Methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation operations consist primarily of Duke Energy Ohio’s coal-fired and gas-fired nonregulated generation assets located in the Midwest region of the U.S. and wind and solar generation located throughout the U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. In addition, Commercial Power operates and develops transmission projects.

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes unallocated corporate interest expense, certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, and contributions to the Duke Energy Foundation. On December 31, 2013, Duke Energy sold its interest in DukeNet Communications Holdings, LLC (DukeNet) to Time Warner Cable, Inc. See Note 12 for further information.

	Year Ended December 31, 2013
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Power	Segments	Other	Eliminations	Total
Unaffiliated revenues(a)(b)(c)	$20,871	$1,546	$2,106	$24,523	$75	$ ―	$24,598
Intersegment revenues	39	―	39	78	88	(166)	―
Total revenues	$20,910	$1,546	$2,145	$24,601	$163	$(166)	$24,598
Interest expense	$986	$86	$64	$1,136	$417	$(7)	$1,546
Depreciation and amortization	2,323	100	250	2,673	135	―	2,808
Equity in earnings of unconsolidated affiliates	(1)	110	7	116	6	―	122
Income tax expense (benefit)	1,522	166	(104)	1,584	(323)	―	1,261
Segment income(a)(b)(c)(d)(e)(f)(g)	2,504	408	(3)	2,909	(261)	―	2,648
Add back noncontrolling interest component							11
Income from discontinued operations, net of tax							17
Net income							$2,676
Capital investments expenditures and acquisitions	$5,049	$67	$268	$5,384	$223	$ ―	$5,607
Segment assets	99,884	4,998	6,955	111,837	2,754	188	114,779

(a)

In May 2013, Duke Energy Ohio implemented revised customer rates approved by the PUCO. This increase impacts Regulated Utilities. See Note 4 for additional information about the revised customer rates.

(b)

In June 2013, Duke Energy Progress implemented revised customer rates approved by the NCUC. This increase impacts Regulated Utilities. See Note 4 for additional information about the revised customer rates.

(c)

In September 2013, Duke Energy Carolinas implemented revised rates approved by the NCUC and the PSCSC. This increase impacts Regulated Utilities. See Note 4 for additional information about the revised customer rates.

(d)					Regulated Utilities recorded charges related to Duke Energy Florida's Crystal River Unit 3. See Note 4 for additional information about the Crystal River Unit 3 charges.
(e)

Regulated Utilities recorded an impairment charge related to Duke Energy Progress' Shearon Harris Nuclear Station (Harris) site. Regulated Utilities also recorded an impairment charge related to Duke Energy Florida's proposed nuclear plant in Levy County, Florida (Levy) site. See Note 4 for additional information about the Harris site and Levy site impairments.

(f)					Other includes after-tax costs to achieve the merger with Progress Energy. See Notes 2 and 25 for additional information about the merger and related costs.
(g)					Other includes gain from the sale of Duke Energy's ownership interest in DukeNet. See Note 12 for additional information on the sale of DukeNet.

Year Ended December 31, 2012
				Total
Regulated		International	Commercial	Reportable
(in millions)	Utilities	Energy	Power	Segments	Other	Eliminations	Total
Unaffiliated revenues	$16,042	$1,549	$2,020	$19,611	$13 $	―	$19,624
Intersegment revenues	38	―	58	96	47	(143)	―
Total revenues	$16,080	$1,549	$2,078	$19,707	$60	$(143)	$19,624
Interest expense	$806	$77	$63	$946	$296 $	―	$1,242
Depreciation and amortization	1,827	99	228	2,154	135	―	2,289
Equity in earnings of unconsolidated affiliates	(5)	134	14	143	5	―	148
Income tax expense (benefit)	942	149	(8)	1,083	(378)	―	705
Segment income(a)(b)	1,744	439	87	2,270	(538)	―	1,732
Add back noncontrolling interest component							14
Income from discontinued operations, net of tax							36
Net income							$1,782
Capital investments expenditures and acquisitions	$4,220	$551	$1,038	$5,809	$149 $	―	$5,958
Segment assets	98,162	5,406	6,992	110,560	3,126	170	113,856

(a)

Regulated Utilities recorded charges related to Duke Energy Indiana's IGCC project. See Note 4 for additional information about these charges. Regulated Utilities also recorded the reversal of expenses of $60 million related to a prior year Voluntary Opportunity Plan in accordance with Duke Energy Carolinas' 2011 rate case. See Note 19 for additional information about these expenses.

(b)					Other includes after-tax costs to achieve the merger with Progress Energy. See Notes 2 and 25 for additional information about the merger and related costs.

	Year Ended December 31, 2011

	Regulated	International	Commercial Power	Total Reportable
(in millions)	Utilities	Energy	Energy	Segments(a)	Other	Eliminations	Total
Unaffiliated revenues	$10,586	$1,467	$2,480	$14,533	$(4)	$ ―	$14,529
Intersegment revenues	33	―	11	44	48	(92)	―
Total revenues	$10,619	$1,467	$2,491	$14,577	$44	$(92)	$14,529
Interest expense	$568	$47	$87	$702	$157	$ ―	$859
Depreciation and amortization	1,383	90	230	1,703	103	―	1,806
Equity in earnings of unconsolidated affiliates	―	145	6	151	9	―	160
Income tax expense (benefit)	674	196	(2)	868	(116)	―	752
Segment income(a)(b)	1,181	466	134	1,781	(76)	―	1,705
Add back noncontrolling interest component							8
Income from discontinued operations, net of tax							1
Net income							$1,714
Capital investments expenditures and acquisitions	$3,717	$114	$492	$4,323	$141	$ ―	$4,464
Segment assets	47,977	4,539	6,939	59,455	2,961	110	62,526

(a)					Regulated Utilities recorded charges related to Duke Energy Indiana's IGCC project. See Note 4 for additional information about these charges.
(b)					Commercial Power recorded charges to write-down the carrying value of certain emission allowances. See Note 11 for additional information about these charges.

The following table includes information by geographic segment.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(in millions)	U.S.	Latin America(a)	Consolidated
2013
Consolidated revenues	$23,053	$1,545	$24,598
Consolidated long-lived assets	78,581	2,781	81,362
2012
Consolidated revenues	$18,078	$1,546	$19,624
Consolidated long-lived assets	79,144	2,467	81,611
2011
Consolidated revenues	$13,062	$1,467	$14,529
Consolidated long-lived assets	45,920	2,612	48,532

(a)	Change in amounts of long-lived assets in Latin America includes foreign currency translation adjustments on property, plant and equipment and other long-lived asset balances.

Duke Energy Ohio

Duke Energy Ohio has two reportable operating segments, Regulated Utilities and Commercial Power.

Regulated Utilities transmits and distributes electricity in portions of Ohio and generates, distributes and sells electricity in portions of Kentucky. Regulated Utilities also transports and sells natural gas in portions of Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy. See Note 13 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Year Ended December 31, 2013
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other		Eliminations		Total
Unaffiliated revenues(a)	$1,765	$1,480	$3,245	$	―	$	―	$3,245
Intersegment revenues	―	32	32		―		(32)	―
Total revenues	$1,765	$1,512	$3,277	$	―		$(32)	$3,245
Interest expense	$74	$4	$78	$	―	$	―	$78
Depreciation and amortization	200	154	354		―		―	354
Income tax expense (benefit)	91	(14)	77		(2)		―	75
Segment income/consolidated net income	151	(20)	131		(29)		―	102
Capital expenditures	375	58	433		―		―	433
Segment assets	6,649	4,170	10,819		99		(155)	10,763

(a)

Duke Energy Ohio earned approximately 37 percent of its consolidated operating revenues from PJM Interconnection, LLC (PJM) in 2013, all of which is included in the Commercial Power segment. These revenues relate to the sale of capacity and electricity from Commercial Power's nonregulated generation assets.

	Year Ended December 31, 2012
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other		Eliminations		Total
Unaffiliated revenues(a)	$1,745	$1,407	$3,152	$	―	$	―	$3,152
Intersegment revenues	1	51	52		―		(52)	―
Total revenues	$1,746	$1,458	$3,204	$	―		$(52)	$3,152
Interest expense	$61	$28	$89	$	―	$	―	$89
Depreciation and amortization	179	159	338		―		―	338
Income tax expense (benefit)	91	25	116		(18)		―	98
Segment income/consolidated net income	159	50	209		(34)		―	175
Capital expenditures	427	87	514		―		―	514
Segment assets	6,434	4,175	10,609		117		(166)	10,560

(a)

Duke Energy Ohio earned approximately 36 percent of its consolidated operating revenues from PJM in 2012, all of which is included in the Commercial Power segment. These revenues relate to the sale of capacity and electricity from Commercial Power's nonregulated generation assets.

	Year Ended December 31, 2011
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other		Eliminations		Total
Unaffiliated revenues(a)	$1,474	$1,707	$3,181	$	―	$	―	$3,181
Intersegment revenues	―	4	4		―		(4)	―
Total revenues	$1,474	$1,711	$3,185	$	―		$(4)	$3,181
Interest expense	$68	$36	$104	$	―	$	―	$104
Depreciation and amortization	168	167	335		―		―	335
Income tax expense (benefit)	98	6	104		(8)		―	96
Segment income/consolidated net income(b)	133	78	211		(17)		―	194
Capital expenditures	375	124	499		―		―	499
Segment assets	6,293	4,740	11,033		259		(353)	10,939

(a)

Duke Energy Ohio earned approximately 24 percent of its consolidated operating revenues from PJM in 2011, all of which is included in the Commercial Power segment. These revenues relate to the sale of capacity and electricity from Commercial Power's nonregulated generation assets.

(b)	Commercial Power recorded charges during the year ended December 31, 2011, to write-down the carrying value of certain emission allowances. See Note 11 for additional information.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas, PROGRESS ENERGY, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana each have one reportable operating segment, Regulated Utility, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $300 million, $304 million and $324 million for the years ended December 31, 2013, 2012 and 2011. The following table summarizes the net loss for Other for each of these entities.

	Years Ended December 31,
(in millions)	2013	2012	2011
Duke Energy Carolinas	$(97)	$(169)	$(46)
Progress Energy	(241)	(379)	(273)
Duke Energy Progress	(46)	(139)	(18)
Duke Energy Florida	(24)	(58)	(16)
Duke Energy Indiana	(16)	(27)	(12)

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Progress earned approximately 10 percent of its consolidated operating revenues from North Carolina Electric Membership Corporation (NCEMC) in 2013. These revenues relate to wholesale contracts and transmission revenues. The respective Regulated Utility and Regulated Utilities operating segments own substantially all of Duke Energy Carolinas’, Progress Energy’s, Duke Energy Progress’, Duke Energy Florida’s and Duke Energy Indiana’s assets at December 31, 2013, 2012 and 2011.

4. REGULATORY MATTERS

Regulatory Assets and Liabilities

The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.

The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Assets
Accrued pension and OPEB	$1,723	$347	$750	$269	$438	$120	$219
Retired generation facilities	1,748	68	1,619	241	1,378	―	61
Debt fair value adjustment	1,338	―	―	―	―	―	―
Asset retirement obligations	1,608	123	786	389	397	―	―
Net regulatory asset related to income taxes	1,115	555	331	113	218	72	157
Hedge costs and other deferrals	450	98	318	165	153	5	29
Demand side management (DSM)/Energy efficiency (EE)	371	140	152	140	12	79	―
Vacation accrual	210	82	55	50	―	7	13
Deferred fuel	94	―	37	6	31	14	43
Nuclear deferral	262	40	222	77	145	―	―
Post-in-service carrying costs and deferred operating expenses	459	150	137	19	118	21	151
Gasification services agreement buyout	75	―	―	―	―	―	75
Transmission expansion obligation	70	―	―	―	―	74	―
Manufactured gas plant (MGP)	90	―	―	―	―	90	―
Other	473	219	101	42	60	46	87
Total regulatory assets	10,086	1,822	4,508	1,511	2,950	528	835
Less: current portion	895	295	353	127	221	57	118
Total non-current regulatory assets	$9,191	$1,527	$4,155	$1,384	$2,729	$471	$717

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Liabilities
Costs of removal	$5,308	$2,423	$2,008	$1,637	$371	$241	$645
Amounts to be refunded to customers	151	―	120	―	120	―	31
Storm reserve	145	20	125	―	125	―	―
Accrued pension and OPEB	138	―	―	―	―	21	77
Deferred fuel	177	45	132	―	132	―	―
Other	346	153	114	99	14	27	45
Total regulatory liabilities	6,265	2,641	2,499	1,736	762	289	798
Less: current portion	316	65	207	63	144	27	16
Total non-current regulatory liabilities	$5,949	$2,576	$2,292	$1,673	$618	$262	$782

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Assets
Accrued pension and OPEB	$3,306	$602	1,650	$769	$754	$225	$325
Retired generation facilities	1,781	―	1,720	128	1,592	―	61
Debt fair value adjustment	1,472	―	―	―	―	―	―
Asset retirement obligations	1,461	48	713	372	341	―	―
Net regulatory asset related to income taxes	1,373	731	401	175	226	82	158
Hedge costs and other deferrals	710	88	550	240	310	9	63
DSM/EE	322	107	121	121	―	94	―
Vacation accrual	245	85	$65	65	―	7	13
Deferred fuel	162	―	109	―	109	1	52
Nuclear deferral	142	―	142	―	142	―	―
Post-in-service carrying costs and deferred operating expenses	122	27	―	―	―	19	76
Gasification services agreement buyout	95	―	―	―	―	―	95
Transmission expansion obligation	72	―	―	―	―	72	―
MGP	77	―	―	―	―	77	―
Other	401	260	77	52	26	39	93
Total regulatory assets	11,741	1,948	5,548	1,922	3,500	625	936
Less: current portion	737	221	256	77	179	46	126
Total non-current regulatory assets	$11,004	$1,727	$5,292	$1,845	$3,321	$579	$810

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Liabilities
Costs of removal	$4,827	$1,928	$2,048	$1,503	$401	$236	$624
Amounts to be refunded to customers	290	―	259	―	259	―	31
Storm reserve	125	―	125	―	125	―	―
Accrued pension and OPEB	103	―	―	―	―	18	68
Deferred fuel	55	45	10	10	―	―	―
Other	340	207	55	35	20	39	29
Total regulatory liabilities	5,740	2,180	2,497	1,548	805	293	752
Less: current portion	156	78	28	10	18	39	11
Total non-current regulatory liabilities	$5,584	$2,102	$2,469	$1,538	$787	$254	$741

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Descriptions of regulatory assets and liabilities, summarized in the tables above, as well as their recovery and amortization periods follow. Items are excluded from rate base unless otherwise noted.

Accrued pension and OPEB. Accrued pension and OPEB represent regulatory assets and liabilities related to each of the Duke Energy Registrants’ respective shares of unrecognized actuarial gains and losses, unrecognized prior service cost, and unrecognized transition obligation attributable to Duke Energy’s pension plans and OPEB plans. The regulatory asset or liability is amortized with the recognition of actuarial gains and losses, prior service cost, and transition obligations to net periodic benefit costs for pension and OPEB plans. See Note 21 for additional detail.

Retired generation facilities. Duke Energy Florida earns a reduced return on a substantial portion of the amount of regulatory asset associated with the retirement of Crystal River Unit 3 not included in rate base and a full return on a portion of the retired plant currently recovered in rates. Once included in base rates the amount will be amortized over 20 years. Duke Energy Carolinas and Duke Energy Progress earn a return on the outstanding balance with recovery periods ranging from five to 10 years. Duke Energy Indiana earns a return on the outstanding balances and the costs are included in rate base.

Asset retirement obligations. Represents future removal costs associated with asset retirement obligations for nuclear facilities. No return is earned on these balances. The recovery period runs through the decommissioning period of each nuclear unit, the latest of which is estimated to be 2097. See Note 9 for additional information.

Net regulatory asset related to income taxes. Regulatory assets principally associated with the depreciation and recovery of AFUDC equity. Amounts have no impact on rate base as regulatory assets are offset by deferred tax liabilities. The recovery period is over the life of the associated assets.

Hedge costs and other deferrals. Amounts relate to unrealized gains and losses on derivatives recorded as a regulatory asset or liability, respectively, until the contracts are settled. The recovery period varies for these costs, and currently extends to 2027.

DSM/EE. The recovery period varies for these costs, with some currently unknown. Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida are required to pay interest on the outstanding liability balance. Duke Energy Progress and Duke Energy Florida collect a return on the outstanding asset balance. Duke Energy Carolinas collects a return on the outstanding balance in South Carolina.

Vacation accrual. Generally recovered within one year.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Deferred fuel. Deferred fuel costs represent certain energy costs that are recoverable or refundable as approved by the applicable regulatory body. Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana earn a return on under-recovered costs. Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana pay interest on over-recovered costs. Duke Energy Carolinas and Duke Energy Progress pay interest on over-recovered costs in North Carolina. Recovery period is generally over one year. Duke Energy Florida amount includes capacity costs.

Nuclear deferral. Includes (i) amounts related to levelizing nuclear plant outage costs at Duke Energy Carolinas in North Carolina and South Carolina, and Duke Energy Progress in North Carolina, which allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, resulting in the deferral of operations and maintenance costs associated with refueling and (ii) certain deferred preconstruction and carrying costs at Duke Energy Florida as approved by the FPSC associated with Levy, expected to be recovered in revenues by the end of 2017.

Post-in-service carrying costs and deferred operating expenses. Represents deferred depreciation and operating expenses as well as carrying costs on the portion of capital expenditures placed in service but not yet reflected in retail rates as plant in service. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana earn a return on the outstanding balance. Duke Energy Ohio amounts are included in rate base. For Duke Energy Indiana, some amounts are included in rate base. Recovery is over various lives, and the latest recovery period is 2067.

Gasification services agreement buyout. The IURC authorized Duke Energy Indiana to recover costs incurred to buyout a gasification services agreement, including carrying costs through 2018.

Transmission expansion obligation. Represents transmission expansion obligations related to Duke Energy Ohio’s withdrawal from Midcontinent Independent System Operator, Inc. (MISO).

MGP. Represents remediation costs for former MGP sites. In November 2013, the PUCO approved recovery of these costs through 2018. Duke Energy Ohio does not earn a return on these costs. See Note 5, Commitments and Contingencies, for additional information.

Debt fair value adjustment. Purchase accounting adjustment to restate the carrying value of Progress Energy debt to fair value. Amount is amortized over the life of the related debt.

Costs of removal. Represents funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired. Also includes unrealized gains on NDTF investments.

Amounts to be refunded to customers. Represents required refunds to retail customers by the applicable regulatory body. The refund period is through 2016 for Duke Energy Florida and through 2017 for Duke Energy Indiana.

Storm reserve. Duke Energy Carolinas and Duke Energy Florida are allowed to petition the PSCSC and FPSC, respectively, to seek recovery of named storms. Funds are used to offset future incurred costs.

Restrictions on the Ability of Certain Subsidiaries to Make Dividends, Advances and Loans to Duke Energy

As a condition to the approval of merger transactions, the NCUC, PSCSC, PUCO, KPSC, and IURC imposed conditions on the ability of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Certain subsidiaries may transfer funds to the parent by obtaining approval of the respective state regulatory commissions. These conditions imposed restrictions on the ability of the public utility subsidiaries to pay cash dividends as discussed below.

Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation which, in certain circumstances, limited their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2013.

Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.

Duke Energy Carolinas

Duke Energy Carolinas must limit cumulative distributions subsequent to mergers to (i) the amount of retained earnings on the day prior to the closing of the mergers, plus (ii) any future earnings recorded.

Duke Energy Progress

Duke Energy Progress must limit cumulative distributions subsequent to the merger between Duke Energy and Progress Energy to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded.

Duke Energy Ohio

Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. Duke Energy Ohio received FERC and PUCO approval to pay dividends from its equity accounts that are reflective of the amount that it would have in its retained earnings account had push-down accounting for the Cinergy Corp. (Cinergy) merger not been applied to Duke Energy Ohio’s balance sheet. The conditions include a commitment from Duke Energy Ohio that equity, adjusted to remove the impacts of push-down accounting, will not fall below 30 percent of total capital.

Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35 percent equity in its capital structure.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Indiana

Duke Energy Indiana must limit cumulative distributions subsequent to the merger between Duke Energy and Cinergy to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC.

The restrictions discussed above were less than 25 percent of Duke Energy's net assets at December 31, 2013.

Rate Related Information

The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and gas services within their states. Nonregulated sellers of gas and electric generation are also allowed to operate in Ohio once certified by the PUCO. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio and Indiana), as well as sales of transmission service.

Duke Energy Carolinas

2013 North Carolina Rate Case

On September 24, 2013, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase with minor modifications. The North Carolina Utilities Commission Public Staff (Public Staff) was a party to the settlement agreement. The parties agreed to a three-year step-in rate increase, with the first two years providing for $204 million, or a 4.5 percent average increase in rates, and the third year providing for rates to be increased by an additional $30 million, or 0.6 percent. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) a $10 million shareholder contribution to agencies that provide energy assistance to low-income customers, and (iii) an annual reduction in the regulatory liability for costs of removal of $30 million for each of the first two years. Duke Energy Carolinas also agreed not to request additional base rate increases to be effective before September 2015. New rates went into effect on September 25, 2013.

On October 23, 2013, the North Carolina Attorney General (NCAG) appealed the rate of return and capital structure approved in the agreement. On October 24, 2013, the NC Waste Awareness and Reduction Network (NC WARN) also appealed various matters in the settlement. On December 11, 2013, Duke Energy Carolinas and Duke Energy Progress, along with the Public Staff, filed a Motion to Consolidate this appeal with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress. Both the NCAG and NC WARN filed responses with the North Carolina Supreme Court (NCSC) contesting consolidation. All parties are awaiting a ruling from the NCSC. Duke Energy Carolinas cannot predict the outcome of this matter.

2013 South Carolina Rate Case

On September 11, 2013, the PSCSC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. Parties to the settlement agreement were the Office of Regulatory Staff, Wal-Mart Stores East, LP and Sam’s East, Incorporated, the South Carolina Energy Users Committee, Public Works of the City of Spartanburg, South Carolina and the South Carolina Small Business Chamber of Commerce. The parties agreed to a two-year step-in rate increase, with the first year providing for approximately $80 million, or a 5.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $38 million, or 2.6 percent. The settlement agreement is based upon a return on equity of 10.2 percent and a 53 percent equity component of the capital structure. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) approximately $4 million of contributions to agencies that provide energy assistance to low-income customers and for economic development, and (iii) a reduction in the regulatory liability for costs of removal of $45 million for the first year. Duke Energy Carolinas also agreed not to request additional base rate increases to be effective before September 2015. New rates went into effect on September 18, 2013.

2011 North Carolina Rate Case

On January 27, 2012, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. The Public Staff was a party to the settlement. On October 23, 2013, the NCUC reaffirmed the rate of return approved in the January 27, 2012 settlement agreement, in response to an appeal by the NCAG. On November 21, 2013, the NCAG appealed the reaffirmed order. On December 11, 2013, Duke Energy Carolinas and Duke Energy Progress, along with the Public Staff, filed a Motion to Consolidate this appeal with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress. Both the NCAG and NC WARN filed responses with the NCSC contesting consolidation. All parties are awaiting a ruling from the NCSC. Duke Energy Carolinas cannot predict the outcome of this matter.

William States Lee III Nuclear Station

In December 2007, Duke Energy Carolinas applied to the NRC for a Combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Submitting the COL application did not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC concurred with the prudency of Duke Energy Carolinas incurring certain project development and pre-construction costs, although recovery of costs is not guaranteed. Duke Energy Carolinas has incurred approximately $382 million, including AFUDC through December 31, 2013. This amount is included in Net property, plant and equipment on Duke Energy Carolinas’ Consolidated Balance Sheets.

The Lee COL application is impacted by the ongoing NRC activity to address its Waste Confidence rule. The Waste Confidence rule is a generic finding by the NRC that spent fuel can be managed safely until ultimate disposal. The U.S. Court of Appeals for the District of Columbia (D.C. Circuit) remanded the rule to the NRC. The NRC determined that no final licenses for new reactors would be issued until the remand is appropriately addressed. Based upon current timelines from the NRC, licenses would not be issued until November 2014 at the

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

earliest. The COL is also impacted by the time required to fully respond to an NRC request for additional information addressing seismic hazard evaluation resulting from recommendations of the Fukushima Near-Term Task Force.

Duke Energy Progress

2012 North Carolina Rate Case

On May 30, 2013, the NCUC approved a settlement agreement related to Duke Energy Progress’ request for a rate increase. The Public Staff was a party to the settlement agreement. The parties agreed to a two-year step-in rate increase, with the first year providing for a $147 million, or a 4.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or a 1.0 percent average increase in rates. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) a $20 million shareholder contribution to agencies that provide energy assistance to low-income customers, and (iii) a reduction in the regulatory liability for costs of removal of $20 million for the first year. New rates went into effect on June 1, 2013.

On July 1, 2013, the NCAG appealed the NCUC’s approval of the rate of return and capital structure included in the agreement. NC WARN also appealed various matters in the settlement. On December 11, 2013, Duke Energy Carolinas and Duke Energy Progress, along with the Public Staff, filed a Motion to Consolidate this appeal with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress. Both the NCAG and NC WARN filed responses with the NCSC contesting consolidation. All parties are awaiting a ruling from the NCSC. Duke Energy Progress cannot predict the outcome of this matter.

L.V. Sutton Combined Cycle Facility

Duke Energy Progress completed construction of a 625 MW combined cycle natural gas-fired generating facility at its existing Sutton Steam Station in New Hanover County, North Carolina. Sutton began commercial operations in the fourth quarter of 2013.

Harris Expansion

On February 19, 2008, Duke Energy Progress applied to the NRC for a COL for two Westinghouse Electric AP1000 reactors at Harris. On May 2, 2013, Duke Energy Progress requested the NRC to suspend its review activities associated with the COL. As a result of the decision to suspend the COL applications, Duke Energy Progress recorded a pretax impairment charge of $22 million during the second quarter of 2013. This charge represents costs associated with the COL, which are not probable of recovery. On September 16, 2013 and January 30, 2014, respectively, the NCUC and PSCSC approved the deferral of the respective retail portion of the COL costs. Approximately $47 million is recorded in Regulatory assets on Duke Energy Progress’ Consolidated Balance Sheets at December 31, 2013.

Wholesale Depreciation Rates

On April 19, 2013, Duke Energy Progress filed an application with FERC for acceptance of changes to generation depreciation rates and in August filed for acceptance of additional changes. These changes will affect the rates of Duke Energy Progress wholesale power customers that purchase or will purchase power under formula rates. Certain Duke Energy Progress wholesale customers filed interventions and protests. FERC accepted the depreciation rate changes, subject to refund, and set the matter for settlement and hearing in a consolidated proceeding. FERC further initiated an action with respect to the justness and reasonableness of the proposed rate changes. Duke Energy Progress cannot predict the outcome of this matter.

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

Subsequent to March 2011, monitoring equipment detected additional changes and further damage in the partially tensioned containment building. Duke Energy Florida developed a repair plan, which had a preliminary cost estimate of $900 million to $1.3 billion.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

On February 5, 2013, following the completion of a comprehensive analysis and an independent review by Zapata Incorporated, which estimated repair costs to be between $1.49 billion and $3.43 billion depending on the repair scope selected, Duke Energy Florida announced its intention to retire Crystal River Unit 3. Duke Energy Florida concluded it did not have a high degree of confidence the repair could be successfully completed and licensed within estimated costs and schedule, and that it was in the best interests of Duke Energy Florida’s customers and joint owners, and Duke Energy’s investors to retire the unit. On February 20, 2013, Duke Energy Florida filed with the NRC a certification of permanent cessation of power operations and permanent removal of fuel from the reactor vessel. In December 2013, Duke Energy Florida filed an updated site-specific decommissioning study and plan with the NRC and FPSC. The study resulted in a decommissioning cost estimate of $1,180 million, including amounts applicable to joint owners, under the safe storage (SAFSTOR) option. Duke Energy Florida’s decommissioning study assumes Crystal River Unit 3 will be in SAFSTOR configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities occur in 60 years. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning approved by the NRC.

Duke Energy Florida maintains insurance coverage through Nuclear Electric Insurance Limited’s (NEIL) accidental property damage program on an actual cash value basis. The NEIL coverage generally does not include property damage to or resulting from the containment structure. However, coverage does apply to decontamination and debris removal if required following an accident to ensure public health and safety or if property damage results from a terrorism event.

Duke Energy Florida worked with NEIL for recovery of applicable repair costs and associated replacement power costs throughout the duration of the Crystal River Unit 3 outage. On April 25, 2013, NEIL paid Duke Energy Florida $530 million related to the Crystal River Unit 3 delaminations. Duke Energy Florida has received a total of $835 million in insurance proceeds from NEIL related to the Crystal River Unit 3 delaminations. Duke Energy Florida recorded a regulatory liability of $490 million upon receipt of the April 2013 NEIL settlement proceeds. This amount is being refunded to retail customers through Duke Energy Florida’s fuel clause. Proceeds received from NEIL and the related refunds to retail customers are presented in Operating Activities on Duke Energy Florida’s Statements of Cash Flows.

The 2013 Settlement resolves substantially all remaining issues in the FPSC proceeding related to the review of Duke Energy Florida’s decision to retire Crystal River Unit 3, the mediated resolution of insurance claims with NEIL, and the costs spent to repair Crystal River Unit 3; the uprate project; and the components of the regulatory asset to be recovered in rates beginning no later than 2017 via a separate base rate component.

As a result of retiring the unit, Duke Energy Florida is required to refund $100 million to retail customers through its fuel clause in accordance with the 2012 Settlement (retirement decision refund). Duke Energy Florida recorded a Regulatory liability in the third quarter of 2012 related to these replacement power obligations.

Duke Energy Florida has reclassified all Crystal River Unit 3 investments, including property, plant and equipment, nuclear fuel, inventory, and other assets to a regulatory asset. The 2012 Settlement authorized Duke Energy Florida to defer the retail portion of all Crystal River Unit 3-related costs incurred subsequent to retirement including, but not limited to, operations and maintenance and property tax costs in a regulatory asset. A regulatory liability must also be established to capture the difference between (i) actual incurred operations and maintenance and property tax costs in a given year and, (ii) the amount included in customer rates as established in Duke Energy Florida’s most recent fully litigated base rate proceeding, effective 2010. Beginning in February 2013, the retail portion of operations and maintenance costs, payroll taxes, property taxes, and depreciation associated with Crystal River Unit 3 were deferred to a regulatory asset. Duke Energy Florida deferred $134 million of these costs to Regulatory assets through December 31, 2013. The 2013 Settlement terminates the regulatory asset and/or liability treatment for operation and maintenance and property tax expenses incurred after December 31, 2013.

Duke Energy Florida agreed to forego recovery of $295 million of Crystal River Unit 3 regulatory assets in accordance with the 2013 Settlement. This excludes amounts related to the uprate project. Duke Energy Florida recorded a $295 million pretax charge in the second quarter of 2013 for this matter. This amount is included in Impairment charges on Duke Energy Florida’s Statements of Operations and Comprehensive Income.

Duke Energy Florida is allowed to accelerate cash recovery of approximately $130 million of the Crystal River Unit 3 regulatory asset from retail customers from 2014 through 2016 through its fuel clause. Duke Energy Florida will begin recovery of the remaining Crystal River Unit 3 regulatory asset, up to a cap of $1,466 million from retail customers upon the earlier of (i) full recovery of the uncollected Levy investment or (ii) the first billing period of January 2017. Recovery will continue 240 months from inception of collection of the regulatory asset in base rates. The Crystal River Unit 3 base rate component will be adjusted at least every four years. Included in this recovery, but not subject to the cap, are costs of building a dry cask storage facility for spent nuclear fuel. The return rate will be based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent. The return rate is subject to change if the return on equity changes in the future. Construction of the dry cask storage facility is subject to separate FPSC approval. The regulatory asset associated with the uprate project will continue to be recovered through the Nuclear Cost Recovery Clause (NCRC) over an estimated seven-year period beginning in 2013.

Through December 31, 2013, Duke Energy Florida deferred $1,310 million for rate recovery related to Crystal River Unit 3, which is subject to the rate recovery cap in the 2013 Settlement. In addition, Duke Energy Florida deferred $323 million for recovery costs associated with building a dry cask storage facility and the original uprate project, which is not subject to the rate recovery cap discussed above. Duke Energy Florida does not expect the Crystal River Unit 3 regulatory asset to exceed the cap prior to full cash recovery from its retail customers.

The following table includes a summary of retail customer refunds agreed to in the 2012 Settlement and the 2013 Settlement.

	December 31, 2013
			Remaining Amount to be Refunded
(in millions)	Total	Refunded to date	2014	2015	2016
2012 Settlement refund(a)	$288	$129	$139	$10	$10
Retirement decision refund	100	-	-	40	60
NEIL proceeds	490	326	164	-	-
Total customer refunds	878	455	303	50	70
Accelerated regulatory asset recovery	(130)	-	(37)	(37)	(56)
Net customer refunds	$748	$455	$266	$13	$14

(a)	See discussion under Customer Rate Matters section below.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Florida is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3, which convey certain rights and obligations on Duke Energy Florida and the joint owners. In December 2012, Duke Energy Florida reached an agreement with one joint owner and extended a settlement offer to the other joint owner related to all Crystal River Unit 3 matters. Duke Energy Florida recorded a charge of $45 million in the fourth quarter of 2012 related to the December 2012 settlement and settlement offer. In January 2014, Duke Energy Florida reached an agreement in principle with the remaining joint owner regarding resolution of matters associated with Crystal River Unit 3 based on condition precedents that must be met in order to carry out the agreement. Duke Energy Florida recorded a charge of $57 million in the fourth quarter of 2013 related to the January 2014 agreement. The significant majority of these amounts were included in Operations, maintenance and other on the Statements of Operations and Comprehensive Income.

Customer Rate Matters

Pursuant to the 2013 Settlement, Duke Energy Florida will maintain base rates at the current level through the last billing period of 2018, subject to the return on equity range of 9.5 percent to 11.5 percent, with exceptions for base rate increases for the recovery of the Crystal River Unit 3 regulatory asset beginning no later than 2017 and base rate increases for new generation through 2018, per the provisions of the 2013 Settlement. Duke Energy Florida is not required to file a depreciation study, fossil dismantlement study or nuclear decommissioning study until the earlier of the next rate case filing or March 31, 2019. The 2012 Settlement provided for a $150 million increase in base revenue effective with the first billing cycle of January 2013. Costs associated with Crystal River Unit 3 investments were removed from retail rate base effective with the first billing cycle of January 2013. Duke Energy Florida is accruing, for future rate-setting purposes, a carrying charge on the Crystal River Unit 3 investment until the Crystal River Unit 3 regulatory asset is recovered in base rates. If Duke Energy Florida’s retail base rate earnings fall below the return on equity range, as reported on a FPSC-adjusted or pro-forma basis on a monthly earnings surveillance report, it may petition the FPSC to amend its base rates during the term of the 2013 Settlement.

Duke Energy Florida is refunding $288 million to retail customers through its fuel clause, as required by the 2012 Settlement.

Levy

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

Under the terms of the 2012 Settlement, Duke Energy Florida began retail cost recovery of Levy costs effective in the first billing cycle of January 2013 at the fixed rates contained in the settlement and continuing for a five-year period, with true-up of any actual costs not recovered during the five-year period occurring in the final year. This amount is intended to recover the estimated retail project costs to date including costs necessary to obtain the COL and any engineering, procurement and construction (EPC) agreement cancellation costs. The 2012 Settlement provided that Duke Energy Florida will treat the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. The consumer parties agree to not oppose Duke Energy Florida continuing to pursue a COL for Levy.

On January 28, 2014, Duke Energy Florida terminated the EPC. Duke Energy Florida may be required to pay for work performed under the EPC and to bring existing work to an orderly conclusion, including but not limited to, costs to demobilize and cancel certain equipment and material orders placed. Duke Energy Florida is allowed to recover reasonable and prudent EPC cancellation costs from its retail customers. If Duke Energy Florida, at its own discretion, decides not to pursue the COL prior to March 31, 2015, it agrees to credit customers $10 million as a reduction to fuel costs.

In accordance with the 2013 Settlement, Duke Energy Florida ceased amortization of the wholesale allocation of Levy investments against retail rates. In the second quarter of 2013, Duke Energy Florida recorded a pretax charge of $65 million to write-off the wholesale portion of Levy investments. This amount is included in Impairment charges on the Statements of Operations and Comprehensive Income.

Recovery of the remaining retail portion of the project costs will occur over five years from 2013 through 2017. Duke Energy Florida has an ongoing responsibility to demonstrate prudency related to the wind down of the Levy investment and the potential for salvage of Levy assets. As of December 31, 2013, Duke Energy Florida has a net uncollected investment in Levy of approximately $264 million, including AFUDC. Of this amount, $50 million is included in Regulatory assets, $117 million related to land and the COL is included in Net, property, plant and equipment, and $97 million is included in Regulatory assets within Current Assets on the Balance Sheets.

Crystal River 1 and 2 Coal Units

Duke Energy Florida has evaluated Crystal River 1 and 2 coal units for retirement in order to comply with certain environmental regulations. Based on this evaluation, those units will likely be retired by 2018. Once those units are retired Duke Energy Florida will continue recovery of existing annual depreciation expense through the end of 2020. Beginning in 2021, Duke Energy Florida will be allowed to recover any remaining net book value of the assets from retail customers through the Capacity Cost Recovery Clause. On December 31, 2013 Duke

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Energy Florida filed a petition with the FPSC to allow for the recovery of prudently incurred costs to comply with the Mercury and Air Toxics Standard through the Environmental Cost Recovery Clause.

New Generation

Duke Energy Florida currently projects a significant need for additional generation to offset the impact of retirement of Crystal River Unit 3 as well as the possible retirement of Crystal River 1 and 2 coal units. The 2013 Settlement establishes a recovery mechanism for additional generation needs. This recovery mechanism, the Generation Base Rate Adjustment (GBRA), will apply to (i) the construction, uprate of existing generation, and/or purchase of up to 1,150 MW of combustion turbine and/or combined cycle generating capacity prior to the end of 2017, and (ii) the construction of additional generation of up to 1,800 MW to be placed in service in 2018 upon FPSC approval of a need determination. The GBRA allows recovery of prudent costs of these items through an increase in base rates, upon the in-service date of such assets, without a general rate case at a 10.5 percent return on equity. On October 8, 2013, Duke Energy Florida issued a request for proposals to evaluate alternatives for an additional generation facility. Duke Energy Florida is currently reviewing bids received on December 9, 2013.

Cost of Removal Reserve

The 2012 Settlement and the 2013 Settlement provide Duke Energy Florida the discretion to reduce cost of removal amortization expense up to the balance in the cost of removal reserve until the earlier of its applicable cost of removal reserve reaches zero or the expiration of the 2013 Settlement. Duke Energy Florida may not reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range. Duke Energy Florida recognized a reduction in amortization expense of $114 million, $178 million, and $250 million for the years ended December 31, 2013, 2012, and 2011 respectively. Duke Energy Florida had no cost of removal reserves eligible for amortization to income remaining at December 31, 2013.

Duke Energy Ohio

Capacity Rider Filing

On August 29, 2012, Duke Energy Ohio applied to the PUCO for the establishment of a charge for capacity provided pursuant to its obligations as a Fixed Resource Requirement (FRR) entity. The charge, which is consistent with Ohio’s state compensation mechanism, is estimated to be approximately $729 million, and reflects Duke Energy Ohio’s embedded cost of capacity. On February 13, 2014, the PUCO denied Duke Energy Ohio’s request.

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

On November 13, 2013, the PUCO issued an order approving the Gas Settlement and allowing for the recovery of $56 million of MGP costs, excluding carrying costs, to be recovered over a five-year period beginning in 2014. On February 19, 2014, the PUCO denied intervening consumer groups’ motion to stay implementation of its order, or, in the alternative, to implement the MGP rider subject to refund. Intervening groups have provided notice of their intent to appeal the PUCO’s decision to the Ohio Supreme Court. Duke Energy Ohio cannot predict the outcome of this matter.

Generation Asset Transfer

On April 2, 2012 and amended on June 22, 2012, Duke Energy Ohio and various affiliated entities filed an Application for Authorization for Disposition of Jurisdictional Facilities with FERC. The application seeks to transfer, from Duke Energy Ohio’s rate-regulated Ohio utility company, the legacy coal-fired and combustion gas turbine assets to a nonregulated affiliate, consistent with the ESP stipulation approved by the PUCO on November 22, 2011. The application outlines a potential additional step in the reorganization that would result in a transfer of all of Duke Energy Ohio’s Commercial Power business to an indirect wholly owned subsidiary of Duke Energy. The process of determining the optimal corporate structure is an ongoing evaluation of factors, such as tax considerations, that may change between now and the transfer date. In conjunction with the transfer, Duke Energy Ohio’s capital structure will be restructured to reflect appropriate debt and equity ratios for its regulated operations. The transfer could instead be accomplished within a wholly owned nonregulated subsidiary of Duke Energy Ohio depending on final tax structuring analysis. The FERC approved the application on September 5, 2012. Duke Energy Ohio agreed to transfer the legacy coal-fired and combustion gas turbine assets on or before December 31, 2014.

Regional Transmission Organization (RTO) Realignment

Duke Energy Ohio including Duke Energy Kentucky, transferred control of its transmission assets from MISO to PJM, effective December 31, 2011.

On December 22, 2010, the KPSC approved Duke Energy Kentucky’s request to effect the RTO realignment, subject to a commitment not to seek double-recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

On May 25, 2011, the PUCO approved a settlement between Duke Energy Ohio, Ohio Energy Group, The Office of Ohio Consumers’ Counsel and the PUCO Staff related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Project (MTEP) costs, including but not limited to Multi-Value Project (MVP) costs, directly or indirectly charged to Duke Energy Ohio retail customers. Duke Energy Ohio will not recover any portion of the MISO exit obligation, PJM integration fees, or internal costs associated with the RTO realignment, and the first $121 million of PJM transmission expansion costs from Ohio retail customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO.

Upon its exit from MISO on December 31, 2011, Duke Energy Ohio recorded a liability for its exit obligation and share of MTEP costs, excluding MVP. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Consolidated Balance Sheets.

The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO.

(in millions)	Balance at December 31, 2012	Provision / Adjustments	Cash Reductions	Balance at December 31, 2013(a)
Duke Energy Ohio	$97	$2	$(4)	$95

(a)	As of December 31, 2013, $74 million is recorded as a Regulatory asset on Duke Energy Ohio's Consolidated Balance Sheets.

MVP. MISO approved 17 MVP proposals prior to Duke Energy Ohio’s exit from MISO on December 31, 2011. Construction of these projects is expected to continue through 2020. Costs of these projects, including operating and maintenance costs, property and income taxes, depreciation and an allowed return, are allocated and billed to MISO transmission owners.

On December 29, 2011, MISO filed a tariff with the FERC providing for the allocation of MVP costs to a withdrawing owner based on monthly energy usage. The FERC set for hearing (i) whether MISO’s proposed cost allocation methodology to transmission owners who withdrew from MISO prior to January 1, 2012 is consistent with the tariff at the time of their withdrawal from MISO, and, (ii) if not, what amount of, and methodology for calculating any MVP cost responsibility should be. On July 16, 2013, a FERC Administrative Law Judge (ALJ) issued an initial decision. Under this initial decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio filed exceptions to the initial decision, requesting the FERC overturn the ALJ’s decision. After reviewing the initial decision, along with all exceptions and responses filed by the parties, the FERC will issue a final decision. Duke Energy Ohio fully intends to appeal to the federal court of appeals if the FERC affirms the ALJ’s decision. Duke Energy Ohio cannot predict the outcome of these proceedings.

In 2012, MISO estimated Duke Energy Ohio’s MVP obligation over the period from 2012 to 2071 at $2.7 billion, on an undiscounted basis. The estimated obligation is subject to great uncertainty including the ultimate cost of the projects, the annual costs of O&M, taxes and return over the project lives and the allocation to Duke Energy Ohio.

Duke Energy Indiana

Edwardsport IGCC Plant

On November 20, 2007, the IURC granted Duke Energy Indiana a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s existing Edwardsport Generating Station in Knox County, Indiana with a cost estimate of $1.985 billion assuming timely recovery of financing costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding (collectively, the Joint Intervenors), appealed the air permit. A settlement related to the air permit was reached on August 30, 2013. The air permit was not impacted by the provisions of the settlement.

Duke Energy Indiana experienced design modifications, quantity increases and scope growth above what was anticipated from the preliminary engineering design, which increased capital costs for the project. As a result, the projected cost estimate increased throughout construction of the project and various revised estimates were filed with the IURC. In October 2012, Duke Energy Indiana revised its latest projected cost estimate to $3.15 billion (excluding AFUDC).

On December 27, 2012, the IURC approved a settlement agreement (2012 Edwardsport settlement) related to the cost increase for the construction of the project, including subdockets before the IURC related to the project. The Office of Utility Consumer Counselor (OUCC), the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana were parties to the settlement. This settlement agreement resolved all then pending regulatory issues related to the project. The settlement agreement, as approved, capped costs to be reflected in customer rates at $2.595 billion, including estimated AFUDC through June 30, 2012. Duke Energy Indiana is allowed to recover AFUDC after June 30, 2012, until customer rates are revised, with such recovery decreasing to 85 percent on AFUDC accrued after November 30, 2012. Duke Energy Indiana also agreed not to request a retail electric base rate increase prior to March 2013, with rates in effect no earlier than April 1, 2014.

The IURC modified the 2012 Edwardsport settlement as previously agreed to by the parties to (i) require Duke Energy Indiana to credit customers for cost control incentive payments the IURC found to be unwarranted as a result of delays that arose from project cost overruns and (ii) provide that if Duke Energy Indiana should recover more than the project costs absorbed by Duke Energy’s shareholders through litigation, any surplus must be returned to the Duke Energy Indiana’s ratepayers.

Over the course of construction of the project, Duke Energy Indiana recorded pretax charges of approximately $897 million related to the Edwardsport project, including the settlement agreement discussed above. Of this amount, pretax impairment and other charges of $631 million were recorded during the year ended December 31, 2012. These charges were recorded in Impairment charges and Operations, maintenance and other on Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The Joint Intervenors appealed the IURC order approving the 2012 Edwardsport settlement and other related regulatory orders to the Indiana Court of Appeals. A final decision is anticipated mid-2014.

The project was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC plant are recovered from retail electric customers via a tracking mechanism, the IGCC Rider.

Other Regulatory Matters

Merger Appeals

On January 9, 2013, the City of Orangeburg and NC WARN appealed the NCUC’s approval of the merger between Duke Energy and Progress Energy. On April 29, 2013, the NCUC granted Duke Energy’s motion to dismiss certain exceptions contained in NC WARN’s appeal. On November 6, 2013, the North Carolina Court of Appeals heard oral arguments on the appeals. A decision from the North Carolina Court of Appeals is pending.

Progress Energy Merger FERC Mitigation

In June 2012, the FERC approved the merger with Progress Energy, including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff. The revised market power mitigation plan provides for the acceleration of one transmission project and the completion of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the completion of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation is expected to increase power imported into the Duke Energy Carolinas and Duke Energy Progress service areas and enhance competitive power supply options in the service areas. These projects are expected to be completed in 2014. On August 8, 2012, FERC granted certain intervenors’ request for rehearing for further consideration.

Following the closing of the merger, outside counsel reviewed Duke Energy’s mitigation plan and discovered a technical error in the calculations. On December 6, 2013, Duke Energy submitted a filing with the FERC disclosing the error and arguing that no additional mitigation is necessary. On February 4, 2014, The City of New Bern, North Carolina filed comments to Duke Energy’s filing. Duke Energy’s response to New Bern was filed on February 19, 2014. Duke Energy cannot predict the outcome of this matter.

Planned and Potential Coal Plant Retirements

The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a 10-20 year period, and options being considered to meet those needs. The IRPs filed by the Subsidiary Registrants in 2013, 2012 and 2011 included planning assumptions to potentially retire certain coal-fired generating facilities in South Carolina, Florida, Indiana and Ohio earlier than their current estimated useful lives. The facilities do not have the requisite emission control equipment, primarily to meet EPA regulations that are not yet effective.

The table below contains the net carrying value of generating facilities planned for early retirement or being evaluated for potential retirement included in Property, plant and equipment, net on the Consolidated Balance Sheets.

	December 31, 2013
	Duke Energy	Duke Energy Carolinas(b)	Progress Energy(c)	Duke Energy Florida(c)	Duke Energy Ohio(d)	Duke Energy Indiana(e)
Capacity (in MW)	2,447	200	873	873	706	668
Remaining net book value (in millions)(a)	$260	$14	$113	$113	$10	$123

(a)		Included in Property, plant and equipment, net as of December 31, 2013, on the Consolidated Balance Sheets.
(b)

Includes Lee Units 1 and 2. Excludes 170 MW Lee Unit 3 that is expected to be converted to gas in 2014. Duke Energy Carolinas expects to retire or convert these units by December 2020 in conjunction with a settlement agreement associated with the Cliffside Unit 6 air permit.

(c)		Includes Crystal River Units 1 and 2.
(d)		Includes Beckjord Units 4 through 6 and Miami Fort Unit 6. 150 MW Beckjord Station Unit 4 was retired on February 17, 2014. Beckjord units have no remaining book value.
(e)

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

5. COMMITMENTS AND CONTINGENCIES

General Insurance

The Duke Energy Registrants have insurance and reinsurance coverage either directly or through indemnification from Duke Energy’s captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. The Duke Energy Registrants’ coverage includes (i) commercial general liability coverage for liabilities arising to third parties for bodily injury

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

and property damage; (ii) workers’ compensation; (iii) automobile liability coverage; and (iv) property coverage for all real and personal property damage. Real and personal property damage coverage excludes electric transmission and distribution lines, but includes damages arising from boiler and machinery breakdowns, earthquakes, flood damage and extra expense, but not outage or replacement power coverage. All coverage is subject to certain deductibles or retentions, sublimits, exclusions, terms and conditions common for companies with similar types of operations.

The Duke Energy Registrants self-insure their electric transmission and distribution lines against loss due to storm damage and other natural disasters. As discussed further in Note 4, Duke Energy Florida maintains a storm damage reserve and has a regulatory mechanism to recover the cost of named storms on an expedited basis.

The cost of the Duke Energy Registrants’ coverage can fluctuate year to year reflecting claims history and conditions of the insurance and reinsurance markets.

In the event of a loss, terms and amounts of insurance and reinsurance available might not be adequate to cover claims and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on the Duke Energy Registrants’ results of operations, cash flows or financial position. Each company is responsible to the extent losses may exceed limits of the coverage available.

Nuclear Insurance

Duke Energy Carolinas owns and operates the McGuire Nuclear Station (McGuire) and the Oconee Nuclear Station (Oconee) and operates and has a partial ownership interest in the Catawba Nuclear Station (Catawba). McGuire and Catawba each have two reactors. Oconee has three reactors. The other joint owners of Catawba reimburse Duke Energy Carolinas for certain expenses associated with nuclear insurance per the Catawba joint owner agreements.

Duke Energy Progress owns and operates the Robinson Nuclear Station (Robinson) and operates and has a partial ownership interest in the Brunswick Nuclear Station (Brunswick) and Harris. Robinson and Harris each have one reactor. Brunswick has two reactors. The other joint owners of Brunswick and Harris reimburse Duke Energy Progress for certain expenses associated with nuclear insurance per the Brunswick and Harris joint owner agreements.

Duke Energy Florida manages and has a partial ownership interest in Crystal River Unit 3, which has been retired. The other joint owners of Crystal River Unit 3 reimburse Duke Energy Florida for certain expenses associated with nuclear insurance per the Crystal River Unit 3 joint owner agreement.

In the event of a loss, terms and amounts of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on Duke Energy Carolinas’, Duke Energy Progress’ and Duke Energy Florida’s results of operations, cash flows or financial position. Each company is responsible to the extent losses may exceed limits of the coverage available.

Nuclear Liability Coverage

The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability increased to a total of $13.6 billion. This amount is adjusted every five years for an inflationary provision. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The United States Congress could impose revenue-raising measures on the nuclear industry to pay claims.

Primary Liability Insurance

Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which currently is $375 million per station.

Excess Liability Program

This program provides $13.2 billion of coverage per incident through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. This amount is the product of potential cumulative retrospective premium assessments of $127 million times the current 104 licensed commercial nuclear reactors in U.S. Under this program, licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. Retrospective premiums may be assessed at a rate not to exceed $19 million per year per licensed reactor for each incident. The assessment may be subject to state premium taxes.

Nuclear Property Coverage

Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are members of NEIL, which provides insurance coverage for nuclear facilities under three policy programs: the primary property insurance program, the excess property insurance program and the accidental outage insurance program.

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after a qualifying accident, and second, to decontaminate the plant before any proceeds can be used for decommissioning, plant repair or restoration.

Losses resulting from non-certified acts of terrorism are covered as common occurrences, such that if non-certified terrorist acts occur against one or more commercial nuclear power plants insured by NEIL within a 12-month period, they would be treated as one event and the owners

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

of the plants where the act occurred would share one full limit of liability. The full limit of liability is currently $3.2 billion. NEIL sublimits the total aggregate for all of their policies for non-nuclear terrorist events to approximately $1.83 billion.

Primary Property Insurance

This policy provides $500 million of primary property damage coverage. The deductible per occurrence is $3 million for Catawba, and $10 million for the remaining nuclear facilities. This policy also has a 10 percent deductible provision excess of these deductibles for natural catastrophe damage.

Excess Property Insurance

This policy provides excess property, decontamination and decommissioning liability insurance of $2.25 billion for Catawba, $750 million each for Oconee, McGuire, Brunswick, Harris and Robinson; and $560 million for Crystal River Unit 3. All nuclear facilities except for Catawba and Crystal River Unit 3 also share an additional $1 billion insurance limit above their dedicated underlying excess. This shared additional excess limit is not subject to reinstatement in the event of a loss.

Crystal River Unit 3’s primary and excess property insurance is on an actual cash value basis. NEIL coverage does not include property damage to or resulting from the containment structure except coverage does apply to decontamination and debris removal, if required following an accident, to ensure public health and safety or if property damage results from a terrorism event.

NEIL sublimits property damage losses to $1.5 billion for non-nuclear accidental property damage.

Accidental Outage Insurance

This policy provides replacement power expense coverage resulting from an accidental property damage outage  of a nuclear unit. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. Initial coverage begins after a 12-week deductible period. Coverage continues at 100 percent of the weekly limits for 52 weeks and 80 percent of the weekly limits for the next 110 weeks.

The Catawba units are insured for up to $4 million per week. The McGuire units are insured for up to $4 million per week. The Oconee units are insured for up to $3 million per week. The Brunswick units are insured for up to $3 million per week. The Harris unit is insured for up to $3 million per week. The Robinson unit is insured for up to $2 million per week. The accidental outage policy limit is $490 million for McGuire and Catawba, $378 million for Oconee, $406 million for Brunswick, $364 million for Harris, and $308 million for Robinson.

NEIL sublimits the accidental outage recovery to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage.

Potential Retroactive Premium Assessments

In the event of NEIL losses, NEIL’s board of directors may assess member companies retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. The current potential maximum assessments for Duke Energy Carolinas are $42 million for primary property insurance, $36 million for excess property insurance and $29 million for accidental outage insurance. The current potential maximum assessments for Duke Energy Progress are $33 million for primary property insurance, $32 million for excess property insurance and $14 million for accidental outage insurance. The current potential maximum assessments for Duke Energy Florida are $6 million for primary property insurance and $4 million for excess property insurance.

The maximum assessment amounts include 100 percent of Duke Energy Carolinas’, Duke Energy Progress’, and Duke Energy Florida’s potential obligations to NEIL for their share of jointly owned reactors. However, the other joint owners of the jointly owned reactors are obligated to assume their pro rata share of liability for retrospective premiums and other premium assessments resulting from the Price-Anderson Act’s excess secondary financial protection program of risk pooling, or from the NEIL policies.

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

Remediation Activities

The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation, and monitoring. Managed in conjunction with relevant federal, state, and local agencies, activities vary with site conditions and locations, remediation requirements, complexity, and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives, and/or regulatory decisions has not yet been determined. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table contains information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2010	$88	$13	$35	$12	$23	$50	$11
Provisions / adjustments	6	―	10	1	9	5	1
Cash reductions	(33)	(1)	(22)	(2)	(20)	(27)	(3)
Balance at December 31, 2011	61	12	23	11	12	28	9
Provisions / adjustments	39	1	19	5	14	5	3
Cash reductions	(25)	(1)	(9)	(2)	(7)	(18)	(4)
Balance at December 31, 2012	75	12	33	14	19	15	8
Provisions / adjustments	26	―	4	(1)	5	20	1
Cash reductions	(22)	(1)	(10)	(5)	(5)	(8)	(2)
Balance at December 31, 2013	$79	$11	$27	$8	$19	$27	$7

Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are presented in the table below.

(in millions)
Duke Energy							$74
Duke Energy Carolinas							29
Progress Energy							5
Duke Energy Progress							2
Duke Energy Florida							3
Duke Energy Ohio							35
Duke Energy Indiana							5

Regulations

Clean Water Act 316(b)

The EPA proposed a cooling water intake structures rule on April 20, 2011. The proposed rule advances one main approach and three alternatives. Based on the main approach proposed, most, if not all of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources unless retired prior to implementation of the 316(b) requirements.

The revised deadline for issuance of the final 316(b) rule is April 17, 2014. If the rule is finalized as proposed, modifications to affected power plant cooling water intake structures could be required by mid-to-late 2017. The Duke Energy Registrants are unable to predict the outcome of this rulemaking, but the impact could be significant.

Cross-State Air Pollution Rule (CSAPR)

On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual SO2 budgets and annual seasonal NOx budgets that were to take effect on January 1, 2012.

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

The Duke Energy Registrants cannot predict the outcome of the proceedings. Continued compliance with CAIR pending the outcome of the rehearing process will not result in the Duke Energy Registrants adding new emission controls.

Coal Combustion Residuals (CCR)

On June 21, 2010, the EPA proposed a regulation under the Resource Conservation and Recovery Act, related to CCR or coal combustion byproducts associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either (i) be regulated as hazardous waste or (ii) continue to be regulated as non-hazardous waste.

On October 29, 2013, the U.S. District Court for the District of Columbia directed the EPA to provide the Court, within 60 days of the Order, a proposed schedule for completing the CCR rulemaking. On January 29, 2014, the EPA filed a consent decree agreeing to issue the final rule by December 19, 2014. The Duke Energy Registrants cannot predict the outcome of this rulemaking, but the impact could be significant.

Steam Electric Effluent Limitation Guidelines

On June 7, 2013, the EPA proposed Steam Electric Effluent Limitations Guidelines (ELGs). The EPA is under a court order to finalize the rule by May 22, 2014. The EPA has proposed eight options for the rule, which vary in stringency and cost. The proposed regulation applies to seven waste streams, including wastewater from air pollution control equipment and ash transport water. Most, if not all of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. Compliance is proposed as soon as possible after July 1, 2017, but may extend until July 1, 2022. The Duke Energy Registrants are unable to predict the outcome of the rulemaking, but the impact could be significant.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Greenhouse Gas New Source Performance Standards (NSPS)

On January 8, 2014, the EPA proposed a rule to establish carbon dioxide (CO2) emissions standards for new pulverized coal, IGCC, natural gas combined cycle, and simple cycle electric generating units commencing construction on or after the date the proposal appears in the Federal Register. Future coal and IGCC units will be required to employ carbon capture and storage technology to meet the proposed standard.

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

The Duke Energy Registrants are unable to predict the outcome of this rulemaking, but the impact could be significant.

Mercury and Air Toxics Standards (MATS)

The final MATS rule, previously referred to as the Utility MACT Rule, was issued on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. Strategies to achieve compliance with the final rule will include installing new air emission control equipment, developing monitoring processes, fuel switching, and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4 regarding potential plant retirements.

Several petitions for review of the final rule were filed with the D.C. Circuit Court. A decision is expected in the first half of 2014. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect their compliance with the MATS requirements.

Refer to the table below for a summary of estimated costs to comply with the MATS regulations.

Estimated Cost and Impacts of EPA Rulemakings

The ultimate compliance requirements for MATS, Clean Water 316(b), CCRs and ELGs will not be known until all the rules have been finalized. For planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed on existing power plants to comply with these EPA regulations could total $4.5 billion to $5.5 billion, excluding AFUDC, over the next 10 years. The table below includes estimated costs for new control equipment necessary to comply with the MATS rule, which is the only rule that has been finalized.

(in millions)
Duke Energy	$525	to	$625
Duke Energy Carolinas	40	to	50
Progress Energy	25	to	40
Duke Energy Progress	10	to	15
Duke Energy Florida	15	to	25
Duke Energy Ohio	35	to	50
Duke Energy Indiana	425	to	485

The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses, and costs for replacement generation for potential coal-fired power plant retirements as a result of these EPA regulations. The actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations. The Duke Energy Registrants intend to seek rate recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

Litigation

Duke Energy

Dan River Ash Basin Release

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river. Duke Energy Carolinas continues to work with local and state officials responding to this event. On February 10, 2014, Duke Energy received a subpoena for the production of documents, issued by the United States Attorney for the Eastern District of North Carolina in connection with a criminal investigation related to the release. A second subpoena was issued by the same United States Attorney on February 18, 2014, which expanded the document production to cover all fourteen of the North Carolina facilities with coal ash ponds.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Progress Energy Merger Shareholder Litigation

On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation. The lawsuit names as defendants eleven members of the Duke Energy board of directors who were also members of the pre-merger Duke Energy board of directors (Legacy Duke Energy Directors). Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO. The case is stayed pending resolution of the Nieman v. Duke Energy Corporation, et al. case in North Carolina.

On August 3, 2012, Duke Energy was served with a shareholder Derivative Complaint, which was transferred to the North Carolina Business Court (Krieger v. Johnson, et al.). The lawsuit names as defendants, William D. Johnson and the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson. A decision on a motion to dismiss made by the Legacy Duke Energy Directors remains pending.

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

Alaskan Global Warming Lawsuit

On February 26, 2008, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against various defendants including Duke Energy. On May 20, 2013, the plaintiffs’ Petition for Certiorari to the Supreme Court was denied, ending the case.

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

On July 19, 2011, the judge granted a defendant’s motion for summary judgment in two of the remaining five cases to which Duke Energy affiliates are a party. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed the lower court’s decision. On August 26, 2013, the defendants, including Duke Energy, filed a petition for certiorari to the U.S. Supreme Court, which remains pending.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Crescent Resources Litigation

On September 3, 2010, the Crescent Resources (Crescent) Litigation Trust sued Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas.

On November 15, 2013 the parties reached a settlement. Duke Energy recorded a net pretax charge of $22 million to Operations, maintenance and other in its Consolidated Statements of Operations related to the settlement in 2013.

Brazil Expansion Lawsuit

On August 9, 2011, the State of São Paulo sued Duke Energy International Geracao Paranapenema S.A. (DEIGP) in Brazilian state court. The lawsuit claims DEIGP is under a continuing obligation to expand installed generation capacity in the State of São Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position the expansion obligation is no longer viable given changes that have occurred in the electric energy sector since privatization. DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved objections regarding enforceability. No trial date has been set. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.

Duke Energy Carolinas

New Source Review (NSR)

In 1999-2000, the U.S. Department of Justice (DOJ) on behalf of the EPA filed a number of complaints and notices of violation against multiple utilities, including Duke Energy Carolinas, for alleged violations of the NSR provisions of the CAA. The government alleges the utilities violated the CAA by not obtaining permits for certain projects undertaken at certain coal plants or installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek the installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation. Duke Energy Carolinas asserts there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government sued Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate the NSR provisions. Duke Energy Carolinas asserts the projects were routine or not projected to increase emissions. The parties filed a stipulation in which the United States dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties filed opposing motions for summary judgment on the remaining claims. In November 2013, the Court denied Duke Energy’s motion for summary judgment. A decision on the DOJ’s motion for summary judgment remains pending. Duke Energy requested leave to file another motion for summary judgment on alternative grounds. That motion for leave, as well as the Plaintiff’s motion for summary judgment, remains pending.

It is not possible to predict whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, it might incur in connection with this matter. Ultimate resolution of these matters could have a material effect on the results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory recovery will be pursued for costs incurred in connection with such resolution.

Asbestos-related Injuries and Damages Claims

Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of December 31, 2013, there were 96 asserted claims for non-malignant cases with the cumulative relief sought of up to $24 million, and 31 asserted claims for malignant cases with the cumulative relief sought of up to $11 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Duke Energy Carolinas has recognized asbestos-related reserves of $616 million at December 31, 2013 and $751 million at December 31, 2012. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $897 million in excess of the self-insured retention. Receivables for insurance recoveries were $649 million at December 31, 2013 and $781 million at December 31, 2012. These amounts are classified in Other within Investments and Other Assets and Receivables on the Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Progress Energy

Synthetic Fuels Matters

Progress Energy and a number of its subsidiaries and affiliates are defendants in lawsuits arising out of a 1999 Asset Purchase Agreement. Parties to the Asset Purchase Agreement include U.S. Global, LLC (Global) and affiliates of Progress Energy.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

On October 3, 2012, the Florida Fourth District Court of Appeals reversed the lower court ruling. The court held that Global was entitled to approximately $90 million of the amount paid into the registry of the court. Progress Energy was entitled to a refund of the remainder of the funds. Progress Energy received cash and recorded a $63 million pretax gain for the refund in December 2012. The gain was recorded in Income from Discontinued Operations, net of tax in the Consolidated Statements of Operations.

On May 9, 2013, Global filed a Seventh Amended Complaint asserting a single count for breach of the Asset Purchase Agreement and seeking specific performance. A trial is scheduled to commence in the second quarter of 2014.

In a second suit filed in the Superior Court for Wake County, N.C., Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Energy Affiliates seek declaratory relief consistent with their interpretation of the Asset Purchase Agreement. In August 2003, the Wake County Superior Court stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. Based upon the verdict in the Florida Global Case, Progress Energy anticipates dismissal of the North Carolina Global Case.

Progress Energy does not expect the resolution of these matters to have a material effect on it results of operations, cash flows or financial position.

Duke Energy Progress and Duke Energy Florida

Spent Nuclear Fuel Matters

On December 12, 2011, Duke Energy Progress and Duke Energy Florida sued the United States in the U.S. Court of Federal Claims. The lawsuit claims the DOE breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserts damages for the cost of on-site storage. Claims for all periods prior to 2006 have been resolved. Duke Energy Progress and Duke Energy Florida assert damages of $84 million and $21 million, respectively, for the period January 1, 2006 through December 31, 2010. Duke Energy Progress and Duke Energy Florida may file subsequent damage claims as they incur additional costs. Duke Energy Progress and Duke Energy Florida cannot predict the outcome of this matter.

Duke Energy Ohio

Antitrust Lawsuit

In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged Duke Energy Ohio conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements in exchange for their withdrawal of challenges to Duke Energy Ohio’s Rate Stabilization Plan (RSP) implemented in early 2005. A ruling is pending on the plaintiffs’ motion to certify this matter as a class action. It is not possible to predict whether Duke Energy Ohio will incur any liability or to estimate the damages which may be incurred in connection with this lawsuit.

Asbestos-related Injuries and Damages Claims

Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos exposure at its electric generating stations. The impact on Duke Energy Ohio’s results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio generating plants, (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This assessment may change as additional settlements occur, claims are made, and more case law is established.

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

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.

The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters discussed above and the associated insurance recoveries. The reasonably possible range of loss for all non-asbestos related matters in excess of recorded reserves is not material.

	December 31,
(in millions)	2013	2012
Reserves for Legal and Other Matters(a)
Duke Energy(b)	$824	$846
Duke Energy Carolinas(b)	616	751
Progress Energy	78	79
Duke Energy Progress	10	12
Duke Energy Florida(c)	43	47
Duke Energy Indiana	8	8
Probable Insurance Recoveries(d)
Duke Energy(e)	$649	$781
Duke Energy Carolinas(e)	649	781

(a)	Classified in the respective Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities.
(b)	Includes reserves for asbestos-related injuries and damages claims.
(c)	Includes workers' compensation claims.
(d)	Classified in the respective Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables.
(e)	Relates to recoveries associated with asbestos-related injuries and damages claims.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

OTHER COMMITMENTS AND CONTINGENCIES

General

As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees, and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees, and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Consolidated Balance Sheets and have unlimited maximum potential payments. However, the Duke Energy Registrants do not believe these guarantees will have a material effect on their results of operations, cash flows or financial position.

Purchase Obligations

Purchased Power

Duke Energy Progress, Duke Energy Florida, and Duke Energy Ohio have ongoing purchased power contracts, including renewable energy contracts, with other utilities, wholesale marketers, co-generators, and qualified facilities (QFs). These purchased power contracts generally provide for capacity and energy payments. In addition, Duke Energy Progress, Duke Energy Florida, and Duke Energy Ohio have various contracts to secure transmission rights.

The following table presents executory purchased power contracts, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2013
(in millions)	Contract Expiration	2014	2015	2016	2017	2018	Thereafter	Total
Duke Energy Progress(a)	2019-2022	$36	36	$36	$37	$37	$69	$251
Duke Energy Florida(b)	2014-2025	288	295	295	288	303	2,139	3,608
Duke Energy Ohio(c)	2014-2015	250	97	―	―	―	―	347

(a)		Contracts represent 100 percent of net plant output.
(b)		Contracts represent between 2 percent and 100 percent of net plant output.
(c)		Contracts represent between 1 percent and 24 percent of net plant output.

Operating and Capital Lease Commitments

The Duke Energy Registrants lease office buildings, railcars, vehicles, computer equipment and other property and equipment with various terms and expiration dates. Additionally, Duke Energy Progress has a capital lease related to firm gas pipeline transportation capacity. Duke Energy Progress and Duke Energy Florida have entered into certain purchased power agreements, which are classified as leases. Consolidated capitalized lease obligations are classified as Long-term debt or Other within Current Liabilities on the Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in Depreciation and amortization and Fuel used in electric generation – regulated on the Consolidated Statements of Operations.

The following table presents rental expense for operating leases. These amounts are included in Operation, maintenance and other on the Consolidated Statements of Operations.

					Years Ended December 31,
(in millions)					2013	2012	2011
Duke Energy					$321	$232	$104
Duke Energy Carolinas					39	38	43
Progress Energy					225	232	104
Duke Energy Progress					153	164	88
Duke Energy Florida					72	68	15
Duke Energy Ohio					14	14	19
Duke Energy Indiana					22	20	24

The following table presents future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2014	$175	$34	$93	$55	$39	$12	$18
2015	159	29	89	51	39	11	15
2016	147	24	90	51	39	8	12
2017	137	20	89	50	39	7	9
2018	117	15	78	40	38	5	7
Thereafter	1,034	67	773	459	314	18	8
Total	$1,769	$189	$1,212	$706	$508	$61	$69

The following table presents future minimum lease payments under capital leases.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2014	$171	$6	$47	$20	$26	$9	$5
2015	167	6	47	20	27	7	4
2016	169	6	47	21	26	6	4
2017	166	6	46	21	26	3	2
2018	176	6	45	21	25	3	2
Thereafter	1,453	25	475	261	213	2	28
Minimum annual payments	2,302	55	707	364	343	30	45
Less amount representing interest	(786)	(27)	(454)	(275)	(179)	(3)	(30)
Total	$1,516	$28	$253	$89	$164	$27	$15

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

6. DEBT AND CREDIT FACILITIES

Summary of Debt and Related Terms

The following tables summarize outstanding debt.

	December 31, 2013
(in millions)	Weighted Average Interest Rate	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unsecured debt, maturing 2014 - 2073	5.18%	$13,550	$1,157	$4,150 $	―	$150	$805	$744
Secured debt, maturing 2014 - 2037	2.69%	2,559	400	305	305	―	―	―
First mortgage bonds, maturing 2015 - 2043(a)	4.90%	17,831	6,161	8,450	4,125	4,325	900	2,319
Capital leases, maturing 2014 - 2051(b)	5.23%	1,516	30	327	148	179	27	20
Other debt, maturing 2027	4.77%	8	―	―	―	―	8	―
Tax-exempt bonds, maturing 2014 - 2041(c)	1.28%	2,356	395	910	669	241	479	573
Notes payable and commercial paper(d)	1.02%	1,289	―	―	―	―	―	―
Money pool/intercompany borrowings		―	300	1,213	462	181	43	150
Fair value hedge carrying value adjustment		9	9	―	―	―	―	―
Unamortized debt discount and premium, net(e)		1,977	(16)	(27)	(12)	(9)	(31)	(10)
Total debt		41,095	8,436	15,328	5,697	5,067	2,231	3,796
Short-term notes payable and commercial paper		(839)	―	―	―	―	―	―
Short-term money pool borrowings		―	―	(1,213)	(462)	(181)	(43)	―
Current maturities of long-term debt		(2,104)	(47)	(485)	(174)	(11)	(47)	(5)
Total long-term debt(f)		$38,152	$8,389	$13,630	$5,061	$4,875	$2,141	$3,791

(a)		Substantially all electric utility fixed assets are mortgaged under mortgage bond indentures.
(b)

Duke Energy includes $144 million and $838 million of capital lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as leases in their financial statements because of grandfathering provisions in GAAP.

(c)		Substantially all tax-exempt bonds are secured by first mortgage bonds or letters of credit.
(d)

Includes $450 million that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 49 days.

(e)		Duke Energy includes $2,067 million in purchase accounting adjustments related to the merger with Progress Energy. See Note 2 for additional information.
(f)		Includes $1,966 million for Duke Energy, $400 million for Duke Energy Carolinas and $300 million for Progress Energy and Duke Energy Progress related to consolidated VIEs.

	December 31, 2012
(in millions)	Weighted Average Interest Rate	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unsecured debt, maturing 2013 - 2039	5.44%	$12,722	$1,159	$4,150	$ ―	$150	$805	$1,146
Secured debt, maturing 2013 - 2037	3.08%	1,873	300	5	5	―	―	―
First mortgage bonds, maturing 2013 - 2042(a)	5.00%	17,856	6,562	8,775	4,025	4,750	700	1,819
Capital leases, maturing 2013 - 2051(b)	5.19%	1,689	32	339	150	189	35	23
Junior subordinated debt, maturing 2039	7.10%	309	―	309	―	―	―	―
Other debt, maturing 2027	4.77%	8	―	―	―	―	8	―
Tax exempt bonds, maturing 2014 - 2041(c)	1.39%	2,357	395	910	669	241	479	573
Notes payable and commercial paper(d)	0.83%	1,507	―	―	―	―	―	―
Money pool/intercompany borrowings		―	300	455	364	―	245	231
Fair value hedge carrying value adjustment		12	10	―	―	―	2	―
Unamortized debt discount and premium, net(e)		2,185	(17)	(60)	(9)	(10)	(32)	(9)
Total debt		40,518	8,741	14,883	5,204	5,320	2,242	3,783
Short-term notes payable and commercial paper		(1,057)	―	―	―	―	―	―
Short-term money pool borrowings		―	―	(455)	(364)	―	(245)	(81)
Current maturities of long-term debt		(3,110)	(406)	(843)	(407)	(435)	(261)	(405)
Total long-term debt(f)		$36,351	$8,335	$13,585	$4,433	$4,885	$1,736	$3,297

(a)		Substantially all electric utility fixed assets are mortgaged under mortgage bond indentures.
(b)

Duke Energy includes $158 million and $907 million of capital lease purchase accounting adjustments for Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as leases on their financial statements because of grandfathering provisions in GAAP.

(c)		Substantially all tax-exempt bonds are secured by first mortgage bonds or letters of credit.
(d)

Includes $450 million that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 18 days.

(e)		Duke Energy includes $2,311 million in purchase accounting adjustments related to the merger with Progress Energy. See Note 2 for additional information.
(f)		Includes $852 million for Duke Energy and $300 million for Duke Energy Carolinas related to consolidated VIEs.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Current Maturities of Long-Term Debt

The following table shows the significant components of Current maturities of long-term debt on the respective Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations primarily with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2013
Unsecured Debt
Duke Energy (Parent)	February 2014	6.300%	$750
Progress Energy (Parent)	March 2014	6.050%	300
Duke Energy (Parent)	September 2014	3.950%	500
Tax-exempt Bonds
Duke Energy Progress	January 2014	0.105%	167
Other			387
Current maturities of long-term debt			$2,104

Maturities and Call Options

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable and commercial paper and money pool borrowings for the Subsidiary Registrants.

	December 31, 2013
(in millions)	Duke Energy(a)	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2014	$2,104	$47	$485	$174	$11	$47	$5
2015	2,634	507	1,264	702	562	157	5
2016	2,975	756	614	302	12	56	480
2017	1,342	116	265	3	262	2	3
2018	3,235	1,505	603	59	544	3	153
Thereafter	25,899	5,505	10,884	3,995	3,495	1,923	3,150
Total long-term debt, including current maturities	$38,189	$8,436	$14,115	$5,235	$4,886	$2,188	$3,796

(a)	Excludes $2,067 million in purchase accounting adjustments related to the merger with Progress Energy. See Note 2 for additional information.

The Duke Energy Registrants have the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than as presented above.

Short-term Obligations Classified as Long-term Debt

Tax-exempt bonds that may be put to the Company at the option of the holder and certain commercial paper issuances and money pool borrowings are classified as Long-term debt on the Consolidated Balance Sheets. These tax-exempt bonds, commercial paper issuances and money pool borrowings, which are short-term obligations by nature, are classified as long term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility and other bilateral letter of credit agreements have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis. The following tables show short-term obligations classified as long-term debt.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Tax-exempt bonds	$471	$75	$111	$285
Notes payable and commercial paper	450	300	―	150
Secured debt(a)	200	―	―	―
Total	$1,121	$375	$111	$435

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Tax exempt bonds	$471	$75	$111	$285
Notes payable and commercial paper	450	300	―	150
Secured debt(a)	200	―	―	―
DERF(b)	300	300
Total	$1,421	$675	$111	$435

(a)	Instrument has a term of less than one year with the right to extend the maturity date for additional one-year periods with a final maturity date no later than December 2026.
(b)	Duke Energy Receivables Finance Company, LLC (DERF) is a wholly owned limited liability company of Duke Energy Carolinas. See Note 17 for further information.

Summary of SIGNIFICANT Debt ISSUANCES

The following tables summarize significant debt issuances (in millions).

							Year Ended December 31, 2013
Issuance Date		Maturity Date		Interest Rate		Duke Energy (Parent)	Duke Energy Progress		Duke Energy Ohio	Duke Energy Indiana		Duke Energy
Unsecured Debt
January 2013(a)		January 2073		5.125%			$500 $	― $	―	$	―	$500
June 2013(b)		June 2018		2.100%			500	―	―		―	500
August 2013(c)(d)		August 2023		11.000%			―	―	―		―	220
October 2013(e)		October 2023		3.950%			400	―	―		―	400
Secured Debt
February 2013(f)(g)		December 2030		2.043%			―	―	―		―	203
February 2013(f)		June 2037		4.740%			―	―	―		―	220
April 2013(h)		April 2026		5.456%			―	―	―		―	230
December 2013(i)		December 2016		0.852%			―	300	―		―	300
First Mortgage Bonds
March 2013(j)		March 2043		4.100%			―	500	―		―	500
July 2013(k)		July 2043		4.900%			―	―	―		350	350
July 2013(k)(l)		July 2016		0.619%			―	―	―		150	150
September 2013(m)		September 2023		3.800%			―	―	300		―	300
September 2013(m)(n)		March 2015		0.400%			―	―	150		―	150
Total Issuances							$1,400	$800	$450		$500	$4,023

(a)

Callable after January 2018 at par. Proceeds were used to redeem the $300 million 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS) and to repay a portion of outstanding commercial paper and for general corporate purposes. See Note 17 for additional information about the QUIPS.

(b)						Proceeds were used to repay $250 million of current maturities and for general corporate purposes, including the repayment of outstanding commercial paper.
(c)						Proceeds were used to repay $200 million of current maturities. The maturity date included above applies to half of the instrument. The remaining half matures in August 2018.
(d)						The debt is floating rate based on a consumer price index and an overnight funds rate in Brazil. The debt is denominated in Brazilian Real.
(e)						Proceeds were used to repay commercial paper as well as for general corporate purposes.
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
(h)

Represents the conversion of a $190 million bridge loan issued in conjunction with the acquisition of Ibener in December 2012. Duke Energy received incremental proceeds of $40 million upon conversion of the bridge loan. The debt is floating rate and is denominated in U.S. dollars. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 75 percent of the loan.

(i)						Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Progress; the proceeds were used to repay short-term debt. See Note 17 for further details.
(j)						Proceeds were used to repay notes payable to affiliated companies as well as for general corporate purposes.
(k)						Proceeds were used to repay $400 million of current maturities.
(l)						The debt is floating rate based on 3-month London Interbank Offered Rate (LIBOR) and a fixed credit spread of 35 basis points.
(m)

Proceeds were used for general corporate purposes including the repayment of short-term notes payable, a portion of which was incurred to fund the retirement of $250 million of first mortgage bonds that matured in the first half of 2013.

(n)						The debt is floating rate based on 3-month LIBOR plus a fixed spread of 14 basis points.

			Year Ended December 31, 2012
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)		Duke Energy Carolinas		Progress Energy (Parent)	Duke Energy Progress	Duke Energy Florida	Duke Energy Indiana		Duke Energy
Unsecured Debt
March 2012(a)	April 2022	3.15%	$	―	$	―	$450	$ ―	$ ―	$	―	$450
August 2012(b)	August 2017	1.63%		700		―	―	―	―		―	700
August 2012(b)	August 2022	3.05%		500		―	―	―	―		―	500
Secured Debt
April 2012(c)	September 2024	2.64%		330		―	―	―	―		―	330
December 2012(d)	March 2013	2.77%		203		―	―	―	―		―	203
December 2012(d)	March 2013	4.74%		220		―	―	―	―		―	220
December 2012(e)	June 2013	1.01%		190		―	―	―	―		―	190
December 2012(e)	December 2025	1.56%		200		―	―	―	―		―	200
First Mortgage Bonds
March 2012(f)	March 2042	4.20%		―		―	―	―	―		250	250
May 2012(g)	May 2022	2.80%		―		―	―	500	―		―	500
May 2012(g)	May 2042	4.10%		―		―	―	500	―		―	500
September 2012(h)	September 2042	4.00%		―		650	―	―	―		―	650
November 2012(i)	November 2015	0.65%		―		―	―	―	250		―	250
November 2012(i)	November 2042	3.85%		―		―	―	―	400		―	400
Total Issuances				$2,343		$650	$450	$1,000	$650		$250	$5,343

(a)						Proceeds were used to repay current maturities of $450 million.
(b)						Proceeds were used to repay current maturities of $500 million, as well as for general corporate purposes, including the repayment of commercial paper.
(c)

Proceeds  were used to reimburse construction costs for DS Cornerstone, LLC joint venture wind projects. Debt was subsequently deconsolidated upon execution of a joint venture. See Note 17 for further details.

(d)						Proceeds were used to fund the existing Los Vientos wind power portfolio.
(e)						Debt issuances were executed in connection with the acquisition of Ibener. Both loans were collateralized with cash deposits equal to 101 percent of the loan amounts. See Note 2 for further details.
(f)						Proceeds were used to repay a portion of outstanding short-term debt.
(g)						Proceeds were used to repay current maturities of $500 million, a portion of outstanding commercial paper and notes payable to affiliated companies.
(h)						Proceeds were used to repay current maturities of $420 million, as well as for general corporate purposes, including the funding of capital expenditures.
(i)						Proceeds will be used to repay current maturities of $425 million, as well as for general corporate purposes.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Available Credit Facilities

Duke Energy has a master credit facility with a capacity of $6 billion through December 2018. The Subsidiary Registrants, excluding Progress Energy each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the master credit facility has been reduced to backstop the issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the master credit facility.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Notes payable and commercial paper(b)	(450)	―	(300)	―	―	―	(150)
Outstanding letters of credit	(62)	(55)	(4)	(2)	(1)	―	―
Tax-exempt bonds	(240)	―	(75)	―	―	(84)	(81)
Available capacity	$5,248	$2,195	$621	$748	$649	$566	$469

(a)	Represents the sublimit of each borrower at December 31, 2013. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas' and Duke Energy Indiana's Condensed Consolidated Balance Sheets.

Other Debt Matters

In September 2013, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2013 and 2012 was $836 million and $395 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.

At December 31, 2013 and 2012, $811 million and $734 million, respectively, of debt issued by Duke Energy Carolinas was guaranteed by Duke Energy.

Money Pool

The Subsidiary Registrants, excluding Progress Energy receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating in this arrangement. The money pool is structured such that the Subsidiary Registrants, excluding Progress Energy separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between money pool participants. Duke Energy (Parent), may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets.

Money pool receivable balances are reflected within Notes receivable from affiliated companies on the respective Subsidiary Registrants’ Consolidated Balance Sheets. Money pool payable balances are reflected within either Notes payable to affiliated companies or Long-term debt payable to affiliated companies on the respective Consolidated Balance Sheets.

Restrictive Debt Covenants

The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2013, each of the Duke Energy Registrants were in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Other Loans

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

During 2013 and 2012, Duke Energy and Duke Energy Progress had loans outstanding against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were $571 million, including $48 million at Duke Energy Progress and $496 million as of December 31, 2013 and 2012, respectively. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

7. GUARANTEES AND INDEMNIFICATIONS

Duke Energy and Progress Energy have various financial and performance guarantees and indemnifications, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and Progress Energy enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2013, Duke Energy and Progress Energy do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC, formerly known as Duke Capital LLC, (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2013, the maximum potential amount of future payments associated with these guarantees was $205 million, the majority of which expires by 2028.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly owned entity. The maximum potential amount of future payments required under these guarantees as of December 31, 2013, was $285 million. Of this amount, $15 million relates to guarantees issued on behalf of less than wholly owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Of the guarantees noted above, $102 million of the guarantees expire between 2015 and 2033, with the remaining performance guarantees having no contractual expiration.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a wholly owned and former non-wholly owned entity to honor its obligations to a third party. Under these arrangements, Duke Energy has payment obligations that are triggered by a draw by the third party or customer due to the failure of the wholly owned or former non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2013, Duke Energy had guaranteed $92 million of outstanding surety bonds. Of this amount, $54 million, expire in 2014, the remaining expires between 2015 – 2021.

At December 31, 2013, Duke Energy had $457 million of unused bank-issued stand-by letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer.

Duke Energy and Progress Energy has issued indemnifications for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At December 31, 2013, the estimated maximum exposure for these indemnifications was $117 million, the majority of which expires in 2017. Of this amount, $7 million has no contractual expiration. For certain matters for which Progress Energy receives timely notice, indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments.

The following table includes the liabilities recognized for the guarantees discussed above. These amounts are primarily recorded in Other within Deferred Credits and other Liabilities on the Consolidated Balance Sheets. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future. The decrease in 2013 was mainly due the expiration of guarantees. Accruals and expenditures were not material.

	December 31,
	2013	2012
Duke Energy	$24	$41
Progress Energy	9	25
Duke Energy Florida	3	17

8. Joint Ownership of Generating and Transmission Facilities

The Duke Energy Registrants hold ownership interests in certain jointly owned generating and transmission facilities. The Duke Energy Registrants are entitled to shares of the generating capacity and output of each unit equal to their respective ownership interests. The Duke Energy Registrants pay their ownership share of additional construction costs, fuel inventory purchases and operating expenses, except in certain instances where agreements have been executed to limit certain joint owners’ maximum exposure to the additional costs. The Duke Energy Registrants share of revenues and operating costs of the jointly owned generating facilities is included within the corresponding line in the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing, except in certain instances where agreements have been executed to limit certain joint owners’ maximum exposure to the additional costs.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table presents the share of jointly owned plant or facilities included on the Consolidated Balance Sheets.  All facilities are operated by the Duke Energy Registrants unless otherwise noted.

		December 31, 2013
		Ownership Share	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress
Duke Energy Carolinas
	Catawba Nuclear Station (Units 1 and 2)(a)(b)	19.25%	$887	$498	$	―
Duke Energy Progress
	Mayo Station(a)(c)	83.83	856	303		104
	Shearon Harris Nuclear Station(a)(c)	83.83	3,620	2,018		67
	Brunswick Nuclear Station(a)(c)	81.67	1,921	1,005		176
	Roxboro Station (Unit 4)(a)(c)	87.06	754	473		13
Duke Energy Florida
	Crystal River Nuclear Station (Unit 3)(a)(d)	91.78	―	―		―
	Intercession City Station (Unit P11)(a)(e)	66.67	25	13		―
Duke Energy Ohio
	Miami Fort Station (Units 7 and 8)(f)(g)	64.0	624	232		1
	W.C. Beckjord Station (Unit 6)(f)(h)	37.5	―	―		―
	J.M. Stuart Station(f)(h)(i)	39.0	823	281		16
	Conesville Station (Unit 4)(f)(h)(i)	40.0	318	49		3
	W.M. Zimmer Station(f)(h)	46.5	1,358	574		4
	Killen Station(f)(g)(i)	33.0	308	139		2
	East Bend Station(a)(g)	69.0	447	240		13
	Transmission facilities(a)(h)	Various	96	49		―
Duke Energy Indiana
	Gibson Station (Unit 5)(a)(j)	50.05	308	160		2
	Vermillion(a)(k)	62.5	154	61		―
	Transmission and local facilities(a)(j)	Various	3,726	1,582		―
International Energy
	Brazil - Canoas I and II(l)	47.2	266	83		―

(a)	Included in Regulated Utilities segment.
(b)	Co-owned with North Carolina Municipal Power Agency Number 1, NCEMC and Piedmont Municipal Power Agency.
(c)	Co-owned with North Carolina Eastern Municipal Power Agency.
(d)

All costs associated with Crystal River Unit 3 are included within Regulatory assets on the Consolidated Balance Sheets of Duke Energy, Progress Energy and Duke Energy Florida. See Note 4 for additional information. Co-owned with Seminole Electric Cooperative, Inc., City of Ocala, Orlando Utilities Commission, City of Gainesville, City of Leesburg, Kissimmee Utility Authority, Utilities Commission of the City of New Smyrna Beach, City of Alachua and City of Bushnell.

(e)	Co-owned with Georgia Power Company. Georgia Power Company has exclusive rights to the output of the unit during the months of June through September.
(f)	Included in Commercial Power segment.
(g)	Co-owned with The Dayton Power and Light Company.
(h)	Co-owned with The Dayton Power and Light Company and Ohio Power Company.
(i)	Station is not operated by Duke Energy Ohio.
(j)	Co-owned with WVPA and Indiana Municipal Power Agency.
(k)	Co-owned with WVPA.
(l)	Included in International Energy segment. Co-owned with Companhia Brasileira de Aluminio.

9. Asset Retirement Obligations

Asset retirement obligations recognized by Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida relate primarily to decommissioning nuclear power facilities, asbestos removal and closure of landfills at fossil generation facilities. Asset retirement obligations at Duke Energy Ohio relate primarily to the retirement of gas mains, asbestos removal and closure of landfills at fossil generation facilities. Asset retirement obligations at Duke Energy Indiana relate primarily to obligations associated with asbestos removal and closure of landfills at fossil generation facilities. Duke Energy also has asset retirement obligations related to the removal of renewable energy generation assets in addition to the above items. Certain of the Duke Energy Registrants’ assets have an indeterminate life, such as transmission and distribution facilities, and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The following table presents changes in the liability associated with asset retirement obligations.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2011	$1,936	$1,846	$1,265	$896	$369	$27	$43
Acquisitions(a)	3,062	—	—	—	—	—	—
Accretion expense(b)	173	118	86	64	22	1	1
Liabilities settled	(15)	(3)	(2)	(2)	—	—	(10)
Revisions in estimates of cash flows(c)	(4)	(2)	234	—	234	—	(1)
Liabilities incurred in the current year(d)	24	—	837	698	139	—	4
Balance at December 31, 2012(e)	5,176	1,959	2,420	1,656	764	28	37
Acquisitions	4	—	—	—	—	—	—
Accretion expense(b)	239	122	113	80	33	2	—
Liabilities settled	(12)	—	(12)	—	(12)	—	—
Revisions in estimates of cash flows(f)	(449)	(487)	49	1	48	(2)	(7)
Balance at December 31, 2013(e)	$4,958	$1,594	$2,570	$1,737	$833	$28	$30

(a)	Represents asset retirement obligations resulting from the merger with Progress Energy. See Note 2 for additional information.
(b)

Substantially all accretion expense for the years ended December 31, 2013 and 2012 relates to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(c)	For Progress Energy and Duke Energy Florida, the amounts relate to the retirement of Crystal River Unit 3.
(d)

For Progress Energy, Duke Energy Progress and Duke Energy Florida, amounts primarily relate to spent nuclear fuel disposal recorded in the third quarter of 2012 to conform to Duke Energy's assumptions for nuclear asset retirement obligations.

(e)

Balances at December 31, 2013 and 2012, include $8 million and $7 million, respectively, reported in Other current liabilities on the Consolidated Balance Sheets at Duke Energy, Progress Energy and Duke Energy Progress.

(f)	Amounts for Duke Energy, Duke Energy Carolinas and Duke Energy Florida primarily relate to the site-specific nuclear decommissioning cost studies completed in 2013.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The Duke Energy Registrants’ regulated operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory accounting treatment. The Duke Energy Registrants do not accrue the estimated cost of removal for any nonregulated assets. See Note 4 for the estimated cost of removal for assets without an associated legal retirement obligation, which are included in Regulatory liabilities on the Consolidated Balance Sheets.

Nuclear Decommissioning Costs

Use of the NDTF investments are restricted to nuclear decommissioning activities. The NDTF investments are managed and invested in accordance with applicable requirements of various regulatory bodies, including the NRC, FERC, NCUC, PSCSC, FPSC and the Internal Revenue Service (IRS). The fair value of assets legally restricted for purposes of settling asset retirement obligations associated with nuclear decommissioning are $4,769 million and $2,477 million for Duke Energy and Duke Energy Carolinas at December 31, 2013, respectively, and $3,941 million and $2,053 million for Duke Energy and Duke Energy Carolinas at December 31, 2012, respectively. The NDTF balances for Progress Energy, Duke Energy Progress and Duke Energy Florida represent the fair value of assets legally restricted for purposes of settling asset retirement obligations associated with nuclear decommissioning. The NCUC, PSCSC and FPSC require updated cost estimates for decommissioning nuclear plants every five years.

The following table summarizes information about nuclear decommissioning cost studies.

(in millions)	Annual Funding Requirement	Decommissioning Costs(a)(b)	Year of Cost Study
Duke Energy Carolinas	$21	$3,420	2013
Duke Energy Progress	14	3,000	2009
Duke Energy Florida	―	1,083	2013

(a)	Represents cost per the most recent site-specific nuclear decommissioning cost studies, including costs to decommission plant components not subject to radioactive contamination.
(b)	Includes the Duke Energy Registrants' ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.

Nuclear Operating Licenses

Operating licenses for nuclear units are subject to extension. The following table includes the current expiration of nuclear operating licenses.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Unit 1	2043
Catawba Unit 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Unit 1	2033
Oconee Unit 2	2033
Oconee Unit 3	2034
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
Duke Energy Florida
Crystal River Unit 3(a)	2016

(a)	Duke Energy Florida has requested the NRC terminate the Crystal River Unit 3 operating license as a result of the retirement of the unit.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

10. PROPERTY, PLANT AND EQUIPMENT

The following tables summarize the property, plant and equipment.

				December 31, 2013
(in millions)	Estimated Useful Life (Years)			Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Land				$1,481	$397	$705	$383	$321	$137	$105
Plant - Regulated
Electric generation, distribution and transmission	2	-	125	78,272	30,018	31,792	19,190	12,601	3,925	11,594
Natural gas transmission and distribution	12	-	67	2,138	―	―	―	―	2,138	―
Other buildings and improvements	2	-	100	1,397	447	610	282	315	190	159
Plant - Nonregulated
Electric generation, distribution and transmission	2	-	100	6,267	―	―	―	―	4,017	―
Other buildings and improvements	9	-	100	2,512	―	―	―	―	5	―
Nuclear fuel				2,458	1,446	1,012	1,012	―	―	―
Equipment	1	-	33	1,557	287	621	357	94	317	146
Construction in process				3,595	1,741	873	631	238	166	307
Other	5	-	33	3,438	570	867	418	294	248	178
Total property, plant and equipment(a)(d)				103,115	34,906	36,480	22,273	13,863	11,143	12,489
Total accumulated depreciation - regulated(b)(c)(d)				(31,659)	(11,894)	(13,098)	(8,623)	(4,252)	(2,160)	(3,913)
Total accumulated depreciation - nonregulated(c)(d)				(1,966)	―	―	―	―	(748)	―
Total net property, plant and equipment				$69,490	$23,012	$23,382	$13,650	$9,611	$8,235	$8,576

(a)

Includes capitalized leases of $1,606 million, $53 million, $328 million, $148 million, $180 million, $96 million, and $30 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana, respectively, primarily in regulated plant. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $60 million, an insignificant amount and $57 million, respectively, of accumulated amortization of capitalized leases.

(b)

Includes $1,118 million, $681 million, $438 million and $438 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

(c)

Includes accumulated amortization of capitalized leases of $40 million, $4 million, $21 million and $5 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, respectively.

(d)								Includes gross property, plant and equipment cost of consolidated VIEs of $1,678 million and accumulated depreciation of consolidated VIEs of $175 million at Duke Energy.

				December 31, 2012
(in millions)	Estimated Useful Life (Years)			Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Land				$1,368	$378	$618	$380	$239	$136	$90
Plant - Regulated
Electric generation, distribution and transmission	2	-	138	73,181	29,269	30,250	18,009	12,041	3,774	8,622
Natural gas transmission and distribution	12	-	60	2,026	―	―	―	―	2,026	―
Other buildings and improvements	2	-	100	1,319	444	609	283	318	125	149
Plant - Nonregulated
Electric generation, distribution and transmission	2	-	100	6,055	―	―	―	―	3,870	―
Other buildings and improvements	9	-	90	2,940	―	―	―	―	191	―
Nuclear fuel				2,127	1,277	850	850	―	―	―
Equipment	1	-	34	1,448	279	604	336	90	255	141
Construction in process				6,655	1,996	1,424	946	474	204	2,836
Other	5	-	60	3,272	547	791	380	270	243	174
Total property, plant and equipment(a)(d)				100,391	34,190	35,146	21,184	13,432	10,824	12,012
Total accumulated depreciation - regulated(b)(c)(d)				(29,471)	(11,437)	(12,512)	(8,185)	(4,072)	(1,995)	(3,692)
Total accumulated depreciation - nonregulated(c)(d)				(2,498)	―	―	―	―	(703)	―
Generation facilities to be retired, net				136	73	63	63	―	―	―
Total net property, plant and equipment				$68,558	$22,826	$22,697	$13,062	$9,360	$8,126	$8,320

(a)

Includes capitalized leases of $1,844 million, $53 million, $339 million, $150 million, $189 million, $86 million, and $28 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana, respectively, primarily in regulated plant. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $49 million, an insignificant amount and $48 million, respectively, of accumulated amortization of capitalized leases.

(b)

Includes $857 million, $557 million, $300 million and $300 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

(c)

Includes accumulated amortization of capitalized leases of $34 million, $3 million, $12 million and $5 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, respectively.

(d)								Includes gross property, plant and equipment cost of consolidated VIEs of $1,558 million and accumulated depreciation of consolidated VIEs of $103 million at Duke Energy.

The following table presents capitalized interest, which includes the debt component of AFUDC.

							Years Ended December 31,
(in millions)								2013	2012	2011
Duke Energy								$90	$177	$166
Duke Energy Carolinas								41	72	78
Progress Energy								19	41	35
Duke Energy Progress								16	23	20
Duke Energy Florida								3	18	15
Duke Energy Ohio								12	15	9
Duke Energy Indiana								9	39	33

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy

(in millions)	Regulated Utilities	International Energy	Commercial Power	Total
Balance at December 31, 2012
Goodwill	$15,950	$353	$933	$17,236
Accumulated impairment charges	―	―	(871)	(871)
Balance at December 31, 2012, as adjusted for accumulated impairment charges	15,950	353	62	16,365
Acquisitions (a)	2	(5)	2	(1)
Foreign exchange and other changes	(2)	(22)	―	(24)
Balance at December 31, 2013
Goodwill	15,950	326	935	17,211
Accumulated impairment charges	―	―	(871)	(871)
Balance at December 31, 2013, as adjusted for accumulated impairment charges	$15,950	$326	$64	$16,340

(a)

Amounts represent purchase price adjustments related to the Progress Energy merger at Regulated Utilities, the Chilean hydro acquisition at International Energy and a minor renewables acquisition at Commercial Power. See Note 2 for further information on purchase price adjustments related to the Progress Energy merger.

Duke Energy Ohio

(in millions)		Regulated Utilities	Commercial Power	Total
Balance at December 31, 2012
Goodwill		$1,137	$1,188	$2,325
Accumulated impairment charges		(216)	(1,188)	(1,404)
Balance at December 31, 2012, as adjusted for accumulated impairment charges		921	―	921
Foreign exchange and other changes		(1)	―	(1)
Balance at December 31, 2013
Goodwill		1,136	1,188	2,324
Accumulated impairment charges		(216)	(1,188)	(1,404)
Balance at December 31, 2013, as adjusted for accumulated impairment charges		$920	$ ―	$920

Progress Energy

Progress Energy had Goodwill of $3,655 million as of December 31, 2013 and 2012, for which there are no accumulated impairment charges.

Impairment Analysis

As the fair values of the reporting units of Duke Energy, Progress Energy and Duke Energy Ohio exceeded their respective carrying values at the date of the annual goodwill impairment analysis, no impairment charges were recorded.

In addition, at December 31, 2013, goodwill for the Renewables reporting unit within Commercial Power was analyzed for impairment primarily as a result of the expiration of wind production tax credits at the end of 2013. Based on results of the fourth quarter 2013 impairment analysis, the fair value of the Renewables reporting unit exceeded its carrying value and no impairment was recorded. The fair value of the Renewables reporting unit is impacted by a multitude of factors, including legislative actions related to tax credit extensions, long-term growth rate assumptions, the market price of power and discount rates. Management continues to monitor these assumptions for any indicators that the fair value of the reporting unit could be below the carrying value, and will assess goodwill for impairment as appropriate.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Intangible Assets

The following tables show the carrying amount and accumulated amortization of intangible assets.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Emission allowances	$63	$1	$21	$3	$18	$20	$21
Renewable energy certificates	82	16	64	64	―	2	―
Gas, coal and power contracts	180	―	―	―	―	156	24
Wind development rights	86	―	―	―	―	―	―
Other	76	―	―	―	―	―	―
Total gross carrying amounts	487	17	85	67	18	178	45
Accumulated amortization - gas, coal and power contracts	(73)	―	―	―	―	(60)	(13)
Accumulated amortization - wind development rights	(12)	―	―	―	―	―	―
Accumulated amortization - other	(24)	―	―	―	―	―	―
Total accumulated amortization	(109)	―	―	―	―	(60)	(13)
Total intangible assets, net	$378	$17	$85	$67	$18	$118	$32

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Emission allowances	$80	$ ―	$26	$4	$22	$24	$29
Renewable energy certificates	18	14	2	1	―	―	―
Gas, coal and power contracts	295	―	―	―	―	272	24
Wind development rights	111	―	―	―	―	―	―
Other	91	―	―	―	―	10	―
Total gross carrying amounts	595	14	28	5	22	306	53
Accumulated amortization - gas, coal and power contracts	(180)	―	―	―	―	(168)	(12)
Accumulated amortization - wind development rights	(9)	―	―	―	―	―	―
Accumulated amortization - other	(34)	―	―	―	―	(9)	―
Total accumulated amortization	(223)	―	―	―	―	(177)	(12)
Total intangible assets, net	$372	$14	$28	$5	$22	$129	$41

Impairment of Emission Allowances

On August 8, 2011, the EPA’s final rule to replace CAIR was published in the Federal Register. As further discussed in Note 5, CSAPR established state-level annual SO2 and NOx caps that were required to take effect on January 1, 2012, and state-level ozone-season NOx caps that were to take effect on May 1, 2012. CSAPR did not utilize CAA emission allowances as the original CAIR provided. Under CSAPR, the EPA was expected to issue new emission allowances to be used exclusively for purposes of complying with CSAPR cap-and-trade program. After this ruling was published in 2011, Duke Energy evaluated the effect of CSAPR on the carrying value of emission allowances recorded at its Regulated Utilities and Commercial Power segments. Based on the provisions of CSAPR, Duke Energy Ohio had more SO2 allowances than were needed to comply with the continuing CAA acid rain cap-and-trade program (excess emission allowances). Duke Energy Ohio incurred a pretax impairment of $79 million in 2011 to write down the carrying value of excess emission allowances held by Commercial Power to fair value. The charge is recorded in Goodwill and other impairment charges on Duke Energy Ohio’s Consolidated Statements of Operations. This amount was based on the fair value of excess allowances held by Commercial Power for compliance under the continuing CAA acid rain cap-and-trade program as of September 30, 2011.

Amortization Expense

The following table presents amortization expense for gas, coal and power contracts, wind development rights and other intangible assets.

	December 31,
(in millions)	2013	2012	2011
Duke Energy	$13	$14	$10
Duke Energy Ohio	8	12	8
Duke Energy Indiana	1	1	1

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2013. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

as gas and coal under existing contracts, as well as estimated amortization related to the wind development projects. The amortization amounts discussed below are estimates and actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, delays in the in-service dates of wind assets, additional intangible acquisitions and other events.

(in millions)	2014	2015	2016	2017	2018
Duke Energy	$43	$19	$17	$16	$16
Progress Energy	4	3	2	1	1
Duke Energy Progress	1	―	―	―	―
Duke Energy Florida	3	3	2	1	1
Duke Energy Ohio	11	9	9	9	9
Duke Energy Indiana	22	1	1	1	1

12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

EQUITY METHOD INVESTMENTS

Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. As of December 31, 2013 and 2012, the carrying amount of investments in affiliates with carrying amounts greater than zero approximated the amount of underlying equity in net assets.

The following table presents Duke Energy’s investments in unconsolidated affiliates accounted for under the equity method, as well as the respective equity in earnings, by segment.

	Years Ended December 31,
	2013		2012		2011
(in millions)	Investments	Equity in earnings	Investments	Equity in earnings	Equity in earnings
Regulated Utilities	$4	$(1)	$5	$(5)	$—
International Energy	82	110	81	134	145
Commercial Power	252	7	219	14	6
Other	52	6	178	5	9
Total	$390	$122	$483	$148	$160

During the years ended December 31, 2013, 2012 and 2011, Duke Energy received distributions from equity investments of $144 million, $183 million and $149 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows.

Significant investments in affiliates accounted for under the equity method are discussed below.

International Energy

Duke Energy owns a 25 percent indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia.

Commercial Power

Investments accounted for under the equity method primarily consist of Duke Energy’s approximate 50 percent ownership interest in the five Catamount Sweetwater, LLC wind farm projects (Phase I-V), INDU Solar Holdings, LLC and DS Cornerstone, LLC. All of these entities own solar or wind power projects in the United States. Duke Energy also owns a 50 percent interest in Duke American Transmission Co., LLC which builds, owns and operates electric transmission facilities in North America.

Other

As of December 31, 2012, investments accounted for under the equity method primarily included a 50 percent ownership interest in DukeNet, which owns and operates telecommunications businesses. On December 31, 2013, Duke Energy completed the sale of its ownership interest in DukeNet to Time Warner Cable, Inc. After retiring existing DukeNet debt and payment of transactions expenses, Duke Energy received $215 million in cash proceeds and recorded a $105 million pretax gain in the fourth quarter of 2013.

13. RELATED PARTY TRANSACTIONS

The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Amounts related to transactions with related parties included in the Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Years Ended December 31,
(in millions)	2013	2012	2011
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$927	$1,112		$1,009
Indemnification coverages(b)	22	21		21
Joint Dispatch Agreement (JDA) revenue(c)	121	18		―
Joint Dispatch Agreement (JDA) expense(c)	116	91		―
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$290	$63	$	―
Corporate governance and shared services provided to Duke Energy(d)	96	47		―
Indemnification coverages(b)	34	17		―
JDA revenue(c)	116	91		―
JDA expense(c)	121	18		―
Duke Energy Progress
Corporate governance and shared service expenses(a)	$266	$254		$203
Indemnification coverages(b)	20	8		―
JDA revenue(c)	116	91		―
JDA expense(c)	121	18		―
Duke Energy Florida
Corporate governance and shared service expenses(a)	$182	$186		$160
Indemnification coverages(b)	14	8		―
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$347	$358		$401
Indemnification coverages(b)	15	15		17
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$422	$419		$415
Indemnification coverages(b)	14	8		7

(a)

The Subsidiary Registrants are charged their proportionate share of corporate governance and other costs by unconsolidated affiliates that are consolidated affiliates of Duke Energy and Progress Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These amounts are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income. See Note 21 for additional information.

(b)

The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.

(c)

Effective with the consummation of the merger between Duke Energy and Progress Energy, Duke Energy Carolinas and Duke Energy Progress began to participate in a JDA. The JDA allows the collective dispatch of power plants between service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues and expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Consolidated Statements of Operations and Comprehensive Income.

(d)

Progress Energy charges a proportionate share of corporate governance and other costs to unconsolidated affiliates that are consolidated affiliates of Duke Energy. Corporate governance and other shared costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges are recorded as an offset to Operation, maintenance and other in the Statements of Operations and Comprehensive Income.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 for more information regarding money pool. The net impact of these transactions was not material for the years ended December 31, 2013, 2012 and 2011 for the Subsidiary Registrants.

As discussed in Note 17, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price.

In January 2012, Duke Energy Ohio recorded a non-cash equity transfer of $28 million related to the sale of Vermilion to Duke Energy Indiana. Duke Energy Indiana recorded a non-cash after-tax equity transfer of $26 million for the purchase of Vermillion from Duke Energy Ohio. See Note 2 for further discussion.

Duke Energy Commercial Asset Management (DECAM) is a nonregulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities including the execution of commodity transactions, third-party vendor and supply contracts, and service contracts for certain of Duke Energy’s nonregulated entities. The commodity contracts DECAM enters are accounted for as undesignated contracts or NPNS. Consequently, mark-to-market impacts of intercompany contracts with, and sales of power to, nonregulated entities are reflected in Duke Energy Ohio’s Consolidated Statements of Operations and Comprehensive Income. These amounts totaled net expense of $6 million and net revenue of $24 million and $18 million, respectively, for the years ended December 31, 2013, 2012 and 2011. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its nonregulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable of $43 million and $79 million, respectively, as of December 31, 2013 and 2012. This amount is recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Consolidated Balance Sheets.

14. DERIVATIVES AND HEDGING

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price and interest rate risks. The primary use of energy commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Interest rate swaps are used to manage interest rate risk associated with borrowings.

All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting agreement is offset against the collateralized derivatives on the balance sheet.

Changes in the fair value of derivative agreements that either do not qualify for or have not been designated as hedges are reflected in current earnings or as regulatory assets or liabilities.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of changes in the future prices of electricity, coal, and natural gas. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets, and delivery locations.

Commodity Fair Value and Cash Flow Hedges

At December 31, 2013, there were no open commodity derivative instruments designated as hedges.

Undesignated Contracts

Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. These contracts expire as late as 2018.

Duke Energy Carolinas and Duke Energy Progress have entered into firm power sale agreements, which are accounted for as derivatives, as part of the Interim FERC Mitigation in connection with Duke Energy’s merger with Progress Energy. See Note 2 for further information. Duke Energy Carolinas’ undesignated contracts are primarily associated with forward sales and purchases of electricity. Duke Energy Progress’ and Duke Energy Florida’s undesignated contracts are primarily associated with forward purchases of natural gas. Duke Energy Ohio’s undesignated contracts are primarily associated with forward sales and purchases of electricity, coal, and natural gas. Duke Energy Indiana’s undesignated contracts are primarily associated with forward purchases and sales of electricity and financial transmission rights.

Volumes

The tables show information relating to the volume of the outstanding commodity derivatives. Amounts disclosed represent the notional volumes of commodity contracts excluding NPNS. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown.

	December 31, 2013
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (Gigawatt-hours)(a)	71,466	1,205	925	925	―	69,362	203
Natural gas (millions of decatherms)	636	―	363	141	222	274	―

	December 31, 2012
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (Gigawatt-hours)(a)	52,104	2,028	1,850	1,850	―	51,215	97
Natural gas (millions of decatherms)	528	―	348	118	230	180	―

(a)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.

Interest Rate Risk

The Duke Energy Registrants are exposed to changes in interest rates as a result of their issuance or anticipated issuance of variable-rate and fixed-rate debt and commercial paper. Interest rate risk is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into interest rate swaps, U.S. Treasury lock agreements, and other financial contracts. In anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of current market interest rates. These instruments are later terminated prior to or upon the issuance of the corresponding debt. Pretax gains or losses recognized from inception to termination of the hedges are amortized as a component of interest expense over the life of the debt.

Duke Energy has a combination foreign exchange, pay fixed-receive floating interest rate swap to fix the US dollar equivalent payments on a floating-rate Chilean debt issue.

The following tables show notional amounts for derivatives related to interest rate risk.

	December 31, 2013			December 31, 2012
(in millions)	Duke Energy	Duke Energy Ohio		Duke Energy	Progress Energy		Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)	$798	$	―	$1,047	$	―	$	―	$	―	$	―
Undesignated contracts	34		27	290		50		50		27		200
Fair value hedges	―		―	250		―		―		250		―
Total notional amount	$832		$27	$1,587		$50		$50		$277		$200

(a)	Duke Energy includes amounts related to non-recourse variable rate long-term debt of VIEs of $584 million at December 31, 2013 and $620 million at December 31, 2012.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy

The following table shows the fair value of derivatives and the line items in the Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	December 31,
	2013			2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$1	$	―	$2
Deferred credits and other liabilities: other		―	―		―	1
Interest rate contracts
Current assets: other		―	―		2	―
Investments and other assets: other		27	―		7	―
Current liabilities: Other		―	18		―	81
Deferred credits and other liabilities: other		―	4		―	35
Total Derivatives Designated as Hedging Instruments		27	23		9	119
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		201	158		41	2
Investments and other assets: other		215	131		106	50
Current liabilities: other		13	153		106	407
Deferred credits and other liabilities: other		5	166		2	255
Interest rate contracts
Current liabilities: other		―	1		―	76
Deferred credits and other liabilities: other		―	4		―	8
Total Derivatives Not Designated as Hedging Instruments		434	613		255	798
Total Derivatives		$461	$636		$264	$917

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$214	$233	$322	$299
Gross amounts offset	(179)	(138)	(192)	(155)
Net amount subject to master netting	35	95	130	144
Amounts not subject to master netting	―	14	4	11
Net amounts recognized on the Consolidated Balance Sheet	$35	$109	$134	$155

	December 31, 2012
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$127	$96	$402	$295
Gross amounts offset	(114)	(54)	(151)	(90)
Net amounts subject to master netting	13	42	251	205
Amounts not subject to master netting	22	19	166	54
Net amounts recognized on the Consolidated Balance Sheet	$35	$61	$417	$259

(a)		Included in Other within Current Assets on the Consolidated Balance Sheet.
(b)		Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.
(c)		Included in Other within Current Liabilities on the Consolidated Balance Sheet.
(d)		Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

The following table shows the gains and losses during the year recognized on cash flow hedges and the line items on the Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI.

		Years Ended December 31,
(in millions)		2013	2012	2011
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts(a)		$79	$(23)	$(88)
Commodity contracts		1	1	―
Total Pretax Gains (Losses) Recorded in AOCI		$80	$(22)	$(88)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense		$(2)	$2	$(5)
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings		$(2)	$2	$(5)

(a)	Reclassified to earnings as interest expense over the term of the related debt.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

There was no hedge ineffectiveness during the years ended December 31, 2013, 2012 and 2011, and no gains or losses were excluded from the assessment of hedge effectiveness during the same periods.

At December 31, 2013, and December 31, 2012, $59 million and $151 million, respectively, of pretax deferred net losses interest rate cash flow hedges were included in AOCI. A $4 million pretax gain is expected to be recognized in earnings during the next 12 months as interest expense.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Consolidated Statements of Operations or the Consolidated Balance Sheets where the pretax gains and losses were reported.

	Years Ended December 31,
(in millions)	2013	2012	2011
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$11	$(23)	$	―
Revenue: Nonregulated electric, natural gas and other	43	38		(59)
Other income and expenses	―	(2)		―
Fuel used in electric generation and purchased power-regulated	(200)	(194)		―
Fuel used in electric generation and purchased power - nonregulated	(100)	2		(1)
Interest rate contracts
Interest expense	(18)	(8)		―
Total Pretax (Losses) Gains Recognized in Earnings	$(264)	$(187)		$(60)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets	$10	$(2)		$(1)
Regulatory liabilities	15	36		17
Interest rate contracts(b)
Regulatory assets	55	10		(165)
Regulatory liabilities	―	―		(60)
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$80	$44		$(209)

(a)	Reclassified to earnings to match recovery through the fuel clause.
(b)	Reclassified to earnings as interest expense over the term of the related debt.

Duke Energy Carolinas

The following table shows the fair value of derivatives and the line items in the Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	December 31,
	2013			2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current liabilities: other		―	1		―	6
Deferred credits and other liabilities: other		―	1		―	6
Total Derivatives Not Designated as Hedging Instruments		―	2		―	12
Total Derivatives	$	―	$2	$	―	$12

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	December 31, 2013
	Derivative Assets				Derivative Liabilities
(in millions)	Current(a)		Non-Current(b)		Current(c)	Non-Current(d)
Amounts not subject to master netting	$	―	$	―	$1	$1
Net amounts recognized on the Consolidated Balance Sheet	$	―	$	―	$1	$1

	December 31, 2012
	Derivative Assets				Derivative Liabilities
(in millions)	Current(a)		Non-Current(b)		Current(c)	Non-Current(d)
Amounts not subject to master netting	$	―	$	―	$6	$6
Net amounts recognized on the Consolidated Balance Sheet	$	―	$	―	$6	$6

(a)				Included in Other within Current Assets on the Consolidated Balance Sheet.
(b)				Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.
(c)				Included in Other within Current Liabilities on the Consolidated Balance Sheet.
(d)				Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

The following table shows the gains and losses during the year recognized on cash flow hedges and the line items on the Consolidated Statements of Operations and Comprehensive Income where such gains and losses are included when reclassified from AOCI.

Losses on cash flow hedges reclassified at Duke Energy Carolinas during the year ended December 31, 2013 and 2012 were not material.

				Years Ended December 31,
(in millions)				2013	2012	2011
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense				$(3)	$(3)	$(5)
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings				$(3)	$(3)	$(5)

For the years ended December 31, 2013, Duke Energy Carolinas had $23 million of pretax deferred net losses on settled interest rate cash flow hedges remaining in AOCI. A $5 million pretax gain is expected to be recognized in earnings during the next 12 months as interest expense.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Consolidated Statements of Operations or the Consolidated Balance Sheets where the pretax gains and losses were reported.

	Years Ended December 31,
(in millions)	2013		2012		2011
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric		$(12)		$(12)	$	―
Total Pretax (Losses) Gains Recognized in Earnings		$(12)		$(12)	$	―
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Interest rate contracts
Regulatory assets	$	―	$	―		$(94)
Regulatory liabilities		―		―		(60)
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$	―	$	―		$(154)

Progress Energy

The following table shows the fair value of derivatives and the line items in the Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	December 31,
	2013			2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$1	$	―	$2
Deferred credits and other liabilities: other		―	4		―	1
Total Derivatives Designated as Hedging Instruments		―	5		―	3
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		3	2		3	―
Investments and other assets: other		2	1		8	―
Current liabilities: other		11	105		―	231
Deferred credits and other liabilities: other		4	91		―	195
Interest rate contracts
Current liabilities: other		―	―		―	11
Total Derivatives Not Designated as Hedging Instruments		20	199		11	437
Total Derivatives		$20	$204		$11	$440

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$15	$5	$107	$93
Gross amounts offset	(13)	(4)	(17)	(10)
Net amount subject to master netting	2	1	90	83
Amounts not subject to master netting	―	―	―	4
Net amounts recognized on the Consolidated Balance Sheet	$2	$1	$90	$87

	December 31, 2012
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$3	$8	$244	$192
Gross amounts offset	―	―	(22)	(36)
Net amounts subject to master netting	3	8	222	156
Amounts not subject to master netting	―	―	―	4
Net amounts recognized on the Consolidated Balance Sheet	$3	$8	$222	$160

(a)		Included in Other within Current Assets on the Consolidated Balance Sheet.
(b)		Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.
(c)		Included in Other within Current Liabilities on the Consolidated Balance Sheet.
(d)		Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

The following table shows the gains and losses during the year recognized on cash flow hedges and the line items on the Consolidated Statements of Operations and Comprehensive Income or Consolidated Balance Sheet where such gains and losses are included when reclassified from AOCI.

		Years Ended December 31,
(in millions)		2013	2012	2011
Pretax Gains (Losses) Recorded in AOCI
Commodity contracts		$1	$1	$(3)
Interest rate contracts(a)		―	(11)	(141)
Total Pretax Gains (Losses) Recorded in AOCI		$1	$(10)	$(144)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense		$ ―	$(14)	$(13)
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings		$ ―	$(14)	$(13)
Location of Pretax Gains and (Losses) Reclassified from AOCI to Regulatory Assets or Liabilities(b)
Interest rate contracts
Regulatory assets		$ ―	$(159)	$ ―
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities		$ ―	$(159)	$ ―

(a)	Reclassified to earnings as interest expense over the term of the related debt.
(b)

Effective with the merger, Progress Energy no longer designates interest rate derivatives for regulated operations as cash flow hedges. As a result, the pretax losses on derivatives as of the date of the merger were reclassified from AOCI to Regulatory assets.

There was no hedge ineffectiveness during the years ended  December 31, 2013, 2012, and 2011, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods.

At December 31, 2013, and 2012, $61 million and $65 million, respectively of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI. A $5 million pretax loss is expected to be recognized in earnings during the next 12 months as interest expense.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Consolidated Statements of Operations and Comprehensive Income or the Consolidated Balance Sheets where the pretax gains and losses were reported.

	Years Ended December 31,
(in millions)	2013	2012	2011
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$11	$(11)	$1
Fuel used in electric generation and purchased power	(200)	(454)	(297)
Other income and expenses, net	―	7	(59)
Interest rate contracts
Interest expense	(17)	(8)	―
Total Pretax (Losses) Gains Recognized in Earnings	$(206)	$(466)	$(355)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets	$10	$(171)	$(502)
Interest rate contracts(b)
Regulatory assets	18	6	―
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$28	$(165)	$(502)

(a)	Reclassified to earnings to match recovery through the fuel clause.
(b)	Reclassified to earnings as interest expense over the term of the related debt.

Duke Energy Progress

The following table shows the fair value of derivatives and the line items in the Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	December 31,
	2013			2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$1	$	―	$1
Deferred credits and other liabilities: other		―	―		―	1
Total Derivatives Designated as Hedging Instruments		―	1		―	2
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current assets: other		―	―		1	―
Investments and other assets: other		2	1		1	―
Current liabilities: other		2	40		―	85
Deferred credits and other liabilities: other		2	29		―	68
Interest rate contracts
Current liabilities: other		―	―		―	11
Total Derivatives Not Designated as Hedging Instruments		6	70		2	164
Total Derivatives		$6	$71		$2	$166

(a)			Substantially all of these contracts are recorded as regulatory assets or liabilities.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$3	$3	$41	$30
Gross amounts offset	(3)	(3)	(3)	(3)
Net amount subject to master netting	―	―	38	27
Net amounts recognized on the Consolidated Balance Sheet	$ ―	$ ―	$38	$27

	December 31, 2012
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$1	$1	$97	$69
Gross amounts offset	―	―	(2)	(7)
Net amounts subject to master netting	1	1	95	62
Net amounts recognized on the Consolidated Balance Sheet	$1	$1	$95	$62

(a)		Included in Other within Current Assets on the Consolidated Balance Sheet.
(b)		Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.
(c)		Included in Other within Current Liabilities on the Consolidated Balance Sheet.
(d)		Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

The following table shows the gains and losses during the year recognized on cash flow hedges and the line items on the Consolidated Statements of Operations and Comprehensive Income or Consolidated Balance Sheets in which such gains and losses are included when reclassified from AOCI.

		Years Ended December 31,
(in millions)		2013	2012	2011
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts(a)		$ ―	$(7)	$(70)
Total Pretax Gains (Losses) Recorded in AOCI		$ ―	$(7)	$(70)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense		$ ―	$(5)	$(7)
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings		$ ―	$(5)	$(7)
Location of Pretax Gains and (Losses) Reclassified from AOCI to Regulatory Assets or Liabilities(b)
Interest rate contracts
Regulatory assets		$ ―	$(117)	$ ―
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities		$ ―	$(117)	$ ―

(a)	Reclassified to earnings as interest expense over the term of the related debt.
(b)

Effective with the merger, Duke Energy Progress no longer designates interest rate derivatives for regulated operations as cash flow hedges. As a result, the pretax losses on derivatives as of the date of the merger were reclassified from AOCI to Regulatory assets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

There was no hedge ineffectiveness during the years ended December 31, 2013, 2012 and 2011, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Consolidated Statements of Operations and Comprehensive Income or the Consolidated Balance Sheets where the pretax gains and losses were reported.

	Years Ended December 31,
(in millions)	2013	2012	2011
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$11	$(11)	$1
Fuel used in electric generation and purchased power	(71)	(115)	(60)
Interest rate contracts
Interest expense	(13)	(6)	―
Total Pretax (Losses) Gains Recognized in Earnings	$(73)	$(132)	$(59)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets	$(6)	$(55)	$(140)
Interest rate contracts(b)
Regulatory assets	13	6	―
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$7	$(49)	$(140)

(a)	Reclassified to earnings to match recovery through the fuel clause.
(b)	Reclassified to earnings as interest expense over the term of the related debt.

Duke Energy Florida

The following table shows the fair value of derivatives and the line items in the Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	December 31,
	2013				2012
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$	―	$	―	$1
Total Derivatives Designated as Hedging Instruments		―		―		―	1
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current assets: other		3		2		2	―
Investments and other assets: other		―		―		7	―
Current liabilities: other		9		64		―	146
Deferred credits and other liabilities: other		2		63		―	123
Total Derivatives Not Designated as Hedging Instruments		14		129		9	269
Total Derivatives		$14		$129		$9	$270

(a)							Substantially all of these contracts are recorded as regulatory assets or liabilities.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$12	$2	$66	$63
Gross amounts offset	(10)	(2)	(15)	(7)
Net amount subject to master netting	2	―	51	56
Net amounts recognized on the Consolidated Balance Sheet	$2	$ ―	$51	$56

	December 31, 2012
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$2	$7	$147	$123
Gross amounts offset	―	―	(20)	(29)
Net amounts subject to master netting	2	7	127	94
Net amounts recognized on the Consolidated Balance Sheet	$2	$7	$127	$94

(a)		Included in Other within Current Assets on the Consolidated Balance Sheet.
(b)		Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.
(c)		Included in Other within Current Liabilities on the Consolidated Balance Sheet.
(d)		Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

The following table shows the gains and losses during the year recognized on cash flow hedges and the line items on the Consolidated Statements of Operations and Comprehensive Income or Consolidated Balance Sheets in which such gains and losses are included when reclassified from AOCI.

		Years Ended December 31,
(in millions)		2013	2012	2011
Pretax Gains (Losses) Recorded in AOCI
Commodity contracts		$1	$1	$(3)
Interest rate contracts(a)		―	(2)	(35)
Total Pretax Gains (Losses) Recorded in AOCI		$1	$(1)	$(38)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense		$ ―	$(2)	$(1)
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings		$ ―	$(2)	$(1)
Location of Pretax Gains and (Losses) Reclassified from AOCI to Regulatory Assets(b)
Interest rate contracts
Regulatory assets		$ ―	$(42)	$ ―
Total Pretax Gains (Losses) Reclassified from AOCI to Regulatory Assets		$ ―	$(42)	$ ―

(a)	Reclassified to earnings as interest expense over the term of the related debt.
(b)

Effective with the merger, Duke Energy Florida no longer designates interest rate derivatives for regulated operations as cash flow hedges. As a result, the pretax losses on derivatives as of the date of the merger were reclassified from AOCI to Regulatory assets.

There was no hedge ineffectiveness during the years ended December 31,2013, 2012 and 2011, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Consolidated Statements of Operations and Comprehensive Income or the Consolidated Balance Sheets where the pretax gains and losses were reported.

	Years Ended December 31,
(in millions)	2013	2012	2011
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power	$(129)	$(339)	$(237)
Interest rate contracts
Interest expense	(5)	(2)	―
Total Pretax (Losses) Gains Recognized in Earnings	$(134)	$(341)	$(237)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets	$16	$(116)	$(362)
Interest rate contracts
Regulatory assets	5	―	―
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$21	$(116)	$(362)

(a)	Reclassified to earnings to match recovery through the fuel clause.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Ohio

The following table shows the fair value of derivatives and the line items in the Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	December 31,
	2013				2012
(in millions)	Asset		Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current assets: other	$	―	$	―	$2	$	―
Total Derivatives Designated as Hedging Instruments		―		―	2		―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		186		163	31		4
Investments and other assets: other		202		130	81		51
Current liabilities: other		1		36	106		132
Deferred credits and other liabilities: other		2		56	―		4
Interest rate contracts
Current liabilities: other		―		1	―		1
Deferred credits and other liabilities: other		―		4	―		7
Total Derivatives Not Designated as Hedging Instruments		391		390	218		199
Total Derivatives		$391		$390	$220		$199

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$186	$205	$199	$186
Gross amounts offset	(165)	(132)	(173)	(143)
Net amount subject to master netting	21	73	26	43
Amounts not subject to master netting	―	―	1	4
Net amounts recognized on the Consolidated Balance Sheet	$21	$73	$27	$47

	December 31, 2012
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$137	$81	$136	$55
Gross amounts offset	(110)	(51)	(125)	(51)
Net amounts subject to master netting	27	30	11	4
Amounts not subject to master netting	2	―	1	7
Net amounts recognized on the Consolidated Balance Sheet	$29	$30	$12	$11

(a)	Included in Other within Current Assets on the Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

There were no gains or losses on cash flow hedges recorded or reclassified at Duke Energy Ohio for the years ended December 31, 2013 and 2012, respectively. There was an immaterial amount of losses on cash flow hedges reclassified at Duke Energy Ohio for the year ended December 31, 2011.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Consolidated Statements of Operations and Comprehensive Income or the Consolidated Balance Sheets where the pretax gains and losses were reported.

	Years Ended December 31,
(in millions)	2013		2012	2011
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Nonregulated electric, natural gas and other		$44	$76	$(26)
Fuel used in electric generation and purchased power - nonregulated		(100)	2	(1)
Interest rate contracts
Interest expense		(1)	(1)	(1)
Total Pretax (Losses) Gains Recognized in Earnings		$(57)	$77	$(28)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$	―	$2	$1
Regulatory liabilities		―	(1)	―
Interest rate contracts
Regulatory assets		4	―	(4)
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities		$4	$1	$(3)

Duke Energy Indiana

The following table shows the fair value of derivatives and the line items in the Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	December 31,
	2013			2012
(in millions)	Asset	Liability		Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$12	$	―	$10	$	―
Interest rate contracts
Current liabilities: other	―		―	―		63
Total Derivatives Not Designated as Hedging Instruments	12		―	10		63
Total Derivatives	$12	$	―	$10		$63

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	December 31, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)		Current(c)		Non-Current(d)
Gross amounts recognized	$12	$	―	$	―	$	―
Gross amounts offset	(1)		―		―		―
Net amount subject to master netting	11		―		―		―
Net amounts recognized on the Consolidated Balance Sheet	$11	$	―	$	―	$	―

	December 31, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)		Current(c)		Non-Current(d)
Amounts not subject to master netting	$10	$	―		$63	$	―
Net amounts recognized on the Consolidated Balance Sheet	$10	$	―		$63	$	―

(a)			Included in Other within Current Assets on the Consolidated Balance Sheet.
(b)			Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.
(c)			Included in Other within Current Liabilities on the Consolidated Balance Sheet.
(d)			Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

The following table shows the gains and losses during the year recognized on cash flow hedges and the line items on the Consolidated Statements of Operations and Comprehensive Income where such gains and losses are included when reclassified from AOCI.

			Years Ended December 31,
(in millions)			2013		2012		2011
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense				$3		$3	$2
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings				$3		$3	$2

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Consolidated Balance Sheets where the pretax gains and losses were reported.

	Years Ended December 31,
(in millions)	2013		2012		2011
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric		$1	$	―	$	―
Total Pretax (Losses) Gains Recognized in Earnings		$1	$	―	$	―
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets	$	―		$2		$(2)
Regulatory liabilities		16		35		17
Interest rate contracts(b)
Regulatory assets		34		4		(67)
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities		$50		$41		$(52)

(a)	Reclassified to earnings to match recovery through the fuel clause.
(b)	Reclassified to earnings as interest expense over the term of the related debt.

CREDIT RISK

Certain derivative contracts contain contingent credit features. These features may include (i) material adverse change clauses or payment acceleration clauses that could result in immediate payments, (ii) the posting of letters of credit or termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.

The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions.

	December 31, 2013
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$525	$168	$60	$108	$355
Fair value of collateral already posted	135	10	―	10	125
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	205	158	60	98	47

	December 31, 2012
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$466	$286	$108	$178	$176
Fair Value of Collateral already posted	163	59	9	50	104
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	230	227	99	128	2

The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative must be executed with the same counterparty under the same master netting agreement. Amounts disclosed below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements.

	December 31,
	2013				2012
(in millions)	Receivables		Payables		Receivables		Payables
Duke Energy
Amounts offset against net derivative positions		$30	$	―		$73	$	―
Amounts not offset against net derivative positions		122		―		93		―
Progress Energy
Amounts offset against net derivative positions		$10	$	―		$58	$	―
Amounts not offset against net derivative positions		―		―		1		―
Duke Energy Progress
Amounts offset against net derivative positions	$	―	$	―		$9	$	―
Amounts not offset against net derivative positions		―		―		―		―
Duke Energy Florida
Amounts offset against net derivative positions		$10	$	―		$49	$	―
Amounts not offset against net derivative positions		―		―		1		―
Duke Energy Ohio
Amounts offset against net derivative positions		$19		―		$15	$	―
Amounts not offset against net derivative positions		115	$	―		92		―
Duke Energy Indiana
Amounts offset against net derivative positions		―		1		―		―
Amounts not offset against net derivative positions		$1	$	―	$	―	$	―

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

15. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.

TRADING SECURITIES

Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. The fair value of these investments was $18 million as of December 31, 2013 and $33 million as of December 31, 2012.

AVAILABLE-FOR-SALE SECURITIES

All other investments in debt and equity securities are classified as available-for-sale securities.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans, (iii) Duke Energy’s captive insurance investment portfolio, and (iv) Duke Energy’s foreign operations investment portfolio.

Duke Energy holds corporate debt securities that were purchased using excess cash from its foreign operations. These investments are classified as Short-term investments on the Consolidated Balance Sheets and are available for current operations of Duke Energy’s foreign business. The fair value of these investments was $44 million as of December 31, 2013 and $333 million as of December 31, 2012.

Duke Energy classifies all other investments in debt and equity securities as non-current, unless otherwise noted.

NDTF and Grantor Trust

The investments within the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized gains and losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary impairments and are recognized immediately. Pursuant to regulatory accounting, substantially all realized and unrealized gains and losses associated with investments within the Investment Trusts are deferred as a regulatory asset or liability. As a result, there is no immediate impact on earnings of the Duke Energy Registrants.

Other Available for Sale Securities

Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. If an other-than-temporary impairment exists, the unrealized loss may be included in earnings based on the criteria discussed below.

The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, (i) the length of time over which the market value has been lower than the cost basis of the investment, (ii) the percentage decline compared to the cost of the investment, and (iii) management’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments, and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of December 31, 2013 and 2012. There were no other-than-temporary impairments for debt or equity securities as of December 31, 2013 and 2012. Other available-for-sale securities were reflected as a component of other comprehensive income in 2013 and 2012.

DUKE ENERGY

The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2013			December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$110	$—	$—	$105
Equity securities	1,813	10	3,579	1,132	19	2,837
Corporate debt securities	8	6	400	21	1	338
Municipal bonds	2	6	160	12	1	194
U.S. government bonds	7	12	730	24	1	625
Other debt securities	22	2	154	10	1	164
Total NDTF	1,852	36	5,133	1,199	23	4,263
Other Investments
Cash and cash equivalents	—	—	21	—	—	17
Equity securities	29	—	91	10	—	63
Corporate debt securities	1	1	99	2	—	381
Municipal bonds	2	2	79	4	1	70
U.S. government bonds	—	—	17	—	—	23
Other debt securities	—	8	111	1	6	115
Total Other Investments(a)	32	11	418	17	7	669
Total Investments	$1,884	$47	$5,551	$1,216	$30	$4,932

(a)				These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)					December 31, 2013
Due in one year or less						$89
Due after one through five years						431
Due after five through 10 years						426
Due after 10 years						804
Total						$1,750

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy's available-for-sale securities were as follows.

				Years Ended December 31,
(in millions)				2013	2012	2011
Realized gains				$209	$117	$79
Realized losses				65	19	37

DUKE ENERGY CAROLINAS

The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2013			December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$ ―	$ ―	$42	$ ―	$ ―	$40
Equity securities	974	6	1,964	600	5	1,592
Corporate debt securities	5	5	274	11	1	250
Municipal bonds	―	2	54	2	―	40
U.S. government bonds	3	7	354	10	―	304
Other debt securities	22	2	146	9	2	135
Total NDTF	1,004	22	2,834	632	8	2,361
Other Investments
Other debt securities	―	1	3	―	1	3
Total Other Investments(a)	―	1	3	―	1	3
Total Investments	$1,004	$23	$2,837	$632	$9	$2,364

(a)				These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)					December 31, 2013
Due in one year or less						$18
Due after one through five years						167
Due after five through 10 years						239
Due after 10 years						407
Total						$831

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy Carolinas' available-for-sale securities were as follows.

				Years Ended December 31,
(in millions)				2013	2012	2011
Realized gains				$115	$89	$71
Realized losses				12	6	35

PROGRESS ENERGY

The following table presents the estimated fair value of investments in available-for-sale securities for Progress Energy.

	December 31, 2013			December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$ ―	$ ―	$68	$ ―	$ ―	$65
Equity securities	839	4	1,615	532	14	1,245
Corporate debt securities	3	1	126	9	―	89
Municipal bonds	2	4	106	11	1	154
U.S. government bonds	4	5	376	14	―	321
Other debt securities	―	―	8	1	―	28
Total NDTF	848	14	2,299	567	15	1,902
Other Investments
Cash and cash equivalents	―	―	20	―	―	17
Municipal bonds	1	―	39	3	―	40
Total Other Investments(a)	1	―	59	3	―	57
Total Investments	$849	$14	$2,358	$570	$15	$1,959

(a)				These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)					December 31, 2013
Due in one year or less						$12
Due after one through five years						206
Due after five through 10 years						131
Due after 10 years						306
Total						$655

Realized gains and losses, which were determined on a specific identification basis, from sales of Progress Energy's available-for-sale securities were as follows.

				Years Ended December 31,
(in millions)				2013	2012	2011
Realized gains				$90	$34	$30
Realized losses				46	18	33

DUKE ENERGY PROGRESS

The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2013			December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$ ―	$ ―	$48	$ ―	$ ―	$55
Equity securities	535	3	1,069	337	11	811
Corporate debt securities	3	1	80	8	―	78
Municipal bonds	2	4	104	4	―	80
U.S. government bonds	4	3	232	13	―	241
Other debt securities	―	―	5	1	―	10
Total NDTF	544	11	1,538	363	11	1,275
Other Investments
Cash and cash equivalents	―	―	2	―	―	3
Total Other Investments(a)	―	―	2	―	―	3
Total Investments	$544	$11	$1,540	$363	$11	$1,278

(a)				These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)					December 31, 2013
Due in one year or less						$7
Due after one through five years						122
Due after five through 10 years						89
Due after 10 years						203
Total						$421

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy Progress' available-for-sale securities were as follows.

			Years Ended December 31,
(in millions)			2013		2012	2011
Realized gains				$58	$21	$13
Realized losses				26	8	16

DUKE ENERGY FLORIDA

The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2013			December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$ ―	$ ―	$20	$ ―	$ ―	$10
Equity securities	304	1	546	194	4	434
Corporate debt securities	―	―	46	1	―	11
Municipal bonds	―	―	2	7	―	74
U.S. government bonds	―	2	144	1	―	80
Other debt securities	―	―	3	1	―	18
Total NDTF	304	3	761	204	4	627
Other Investments
Cash and cash equivalents	―	―	3	―	―	1
Municipal bonds	1	―	39	3	―	40
Total Other Investments(a)	1	―	42	3	―	41
Total Investments	$305	$3	$803	$207	$4	$668

(a)				These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance sheets.

The table below summarizes the maturity date for debt securities.

(in millions)					December 31, 2013
Due in one year or less						$5
Due after one through five years						84
Due after five through 10 years						42
Due after 10 years						103
Total						$234

Realized gains and losses, which were determined on a specific identification basis, from sales of Duke Energy Florida's available-for-sale securities were as follows.

				Years Ended December 31,
(in millions)				2013	2012	2011
Realized gains				$32	$13	$17
Realized losses				20	9	17

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY INDIANA

The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
Other Investments
Cash and cash equivalents	$	―	$	―	$1	$	―	$	―	$	―
Equity securities		24		―	65		9		―		50
Municipal bonds		―		1	28		1		―		28
Total Other Investments(a)		24		1	94		10		―		78
Total Investments		$24		$1	$94		$10	$	―		$78

(a)					These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Indiana.

(in millions)									December 31, 2013
Due in one year or less											$1
Due after one through five years											21
Due after five through 10 years											4
Due after 10 years											2
Total											$28

16. FAIR VALUE MEASUREMENTS

Fair value is the exchange price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value definition focuses on an exit price versus the acquisition cost. Fair value measurements use market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. Valuation techniques maximize the use of observable inputs and minimize use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.

Fair value measurements are classified in three levels based on the fair value hierarchy:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. An active market is one in which transactions for an asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 – A fair value measurement utilizing inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, for an asset or liability. Inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, and credit spreads. A Level 2 measurement cannot have more than an insignificant portion of its valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.

Level 3 – Any fair value measurement which includes unobservable inputs for more than an insignificant portion of the valuation. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 measurements may include longer-term instruments that extend into periods in which observable inputs are not available.

The fair value accounting guidance permits entities to elect to measure certain financial instruments that are not required to be accounted for at fair value, such as equity method investments or the company’s own debt, at fair value. The Duke Energy Registrants have not elected to record any of these items at fair value.

Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels 1 and 2 during the years ended December 31, 2013 and 2012. Transfers out of Level 3 during the year ended December 31, 2013 are the result of forward commodity prices becoming observable due to the passage of time.

Valuation methods of the primary fair value measurements disclosed below are as follows.

Investments in equity securities

The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements. Investments in equity securities that are Level 2 or 3 are typically ownership interests in commingled investment funds.

Investments in debt securities

Most investments in debt securities are valued using Level 2 measurements because the valuations uses interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is Level 3.

Commodity derivatives

Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives are primarily fair valued using internally developed discounted cash flow models which incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or non-performance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate fair value of gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.

Interest rate derivatives

Most over-the-counter interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties.

Goodwill and long-lived assets

See Note 11 for a discussion of the valuation of goodwill and long-lived assets.

Duke Energy

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,579	$3,495	$57	$27
Nuclear decommissioning trust fund debt securities	1,553	402	1,100	51
Other trading and available-for-sale equity securities(a)	102	91	11	―
Other trading and available-for-sale debt securities(b)	333	36	277	20
Derivative assets(a)	145	33	70	42
Total assets	5,712	4,057	1,515	140
Derivative liabilities(c)	(321)	11	(303)	(29)
Net assets	$5,391	$4,068	$1,212	$111

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,837	$2,762	$54	$21
Nuclear decommissioning trust fund debt securities	1,405	317	1,040	48
Other trading and available-for-sale equity securities(a)	72	63	9	―
Other trading and available-for-sale debt securities(b)	631	40	562	29
Derivative assets(a)	103	18	22	63
Total assets	5,048	3,200	1,687	161
Derivative liabilities(d)	(756)	(17)	(591)	(148)
Net assets	$4,292	$3,183	$1,096	$13

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets and Short-term Investments on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		December 31, 2013
	(in millions)	Investments	Derivatives (net)	Total
	Balance at December 31, 2012	$98	$(85)	$13
	Total pretax realized or unrealized gains (losses) included in earnings(a)	―	(42)	(42)
	Purchases, sales, issuances and settlements:
	Purchases	9	21	30
	Sales	(6)	―	(6)
	Issuances	―	11	11
	Settlements	(9)	25	16
	Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	6	(3)	3
	Transfers out of Level 3(b)	―	86	86
	Balance at December 31, 2013	$98	$13	$111
	Pretax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$ ―	$10	$10

(a)	Amounts for derivatives are primarily included in Operating Revenues.
(b)	Transfers reflect derivative contracts becoming observable due to the passage of time.

		December 31, 2012
	(in millions)	Investments	Derivatives (net)	Total
	Balance at December 31, 2011	$124	$(39)	$85
	Amounts acquired in Progress Energy Merger	―	(30)	(30)
	Total pretax realized or unrealized gains (losses) included in earnings	―	8	8
	Total pretax gains included in other comprehensive income	13	―	13
	Purchases, sales, issuances and settlements:
	Purchases	14	22	36
	Sales	(2)	―	(2)
	Issuances	―	(15)	(15)
	Settlements	(55)	(32)	(87)
	Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	4	1	5
	Balance at December 31, 2012	$98	$(85)	$13

		December 31, 2011
	(in millions)	Investments	Derivatives (net)	Total
	Balance at December 31, 2010	$165	$(19)	$146
	Total pretax realized or unrealized gains (losses) included in earnings	―	(14)	(14)
	Total pretax gains included in other comprehensive income	12	―	12
	Net purchases, sales, issuances and settlements:
	Purchases	8	8	16
	Sales	(3)	―	(3)
	Settlements	(16)	(16)	(32)
	Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	(42)	2	(40)
	Balance at December 31, 2011	$124	$(39)	$85

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas

The following tables provide recorded balances for assets and liabilities measure at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 14. See Note 15  for additional information related to investments by major security type.

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,964	$1,879	$58	$27
Nuclear decommissioning trust fund debt securities	870	168	651	51
Other available-for-sale debt securities(a)	3	-	-	3
Total assets	2,837	2,047	709	81
Derivative liabilities(b)	(2)	―	―	(2)
Net assets	$2,835	$2,047	$709	$79

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,592	$1,523	$48	$21
Nuclear decommissioning trust fund debt securities	762	155	559	48
Other available-for-sale debt securities(a)	3	―	―	3
Total assets	$2,357	$1,678	$607	$72
Derivative liabilities(b)	(12)	―	―	(12)
Net assets	$2,345	$1,678	$607	$60

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		December 31, 2013
		Investments	Derivatives (net)	Total
	Balance at December 31, 2012	$72	$(12)	$60
	Purchases, sales, issuances and settlements:
Purchases		9	―	9
Sales		(6)	―	(6)
Settlements		―	10	10
	Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	6	―	6
	Balance at December 31, 2013	$81	$(2)	$79
	Pretax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$ ―	$(4)	$(4)

		December 31, 2012
		Investments	Derivatives (net)	Total
	Balance at December 31, 2011	$65	$ ―	$65
	Total pretax gains included in comprehensive income	2	―	2
	Purchases, sales, issuances and settlements:
Purchases		14	―	14
Issuances		―	(14)	(14)
Sales		(2)	―	(2)
Settlements		(11)	2	(9)
	Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	4	―	4
	Balance at December 31, 2012	$72	$(12)	$60

		December 31, 2011
	(in millions)	Investments	Derivatives (net)	Total
	Balance at December 31, 2010	$59	$ ―	$59
	Purchases, sales, issuances and settlements:
Purchases		8	―	8
Sales		(3)	―	(3)
	Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	1	―	1
	Balance at December 31, 2011	$65	$ ―	$65

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Progress Energy

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis end on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 14. See Note 15  for additional information related to investments by major security type.

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,615	$1,615	$ ―	$	―
Nuclear decommissioning trust fund debt securities and other	677	233	444		―
Other trading and available-for-sale debt securities and other(a)	58	19	39		―
Derivative assets(b)	3	―	3		―
Total assets	2,353	1,867	486		―
Derivative liabilities(c)	(187)	―	(187)		―
Net assets	$2,166	$1,867	$299	$	―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,245	$1,239	$6	$	―
Nuclear decommissioning trust fund debt securities and other	643	162	481		―
Other trading and available-for-sale debt securities and other(a)	57	17	40		―
Derivative assets(b)	11	―	11		―
Total assets	1,956	1,418	538		―
Derivative liabilities(c)	(440)	―	(402)		(38)
Net assets	$1,516	$1,418	$136		$(38)

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Years Ended December 31,
(in millions)		2013	2012	2011
Balance at beginning of period		$(38)	$(24)		$(36)
Total pretax realized or unrealized gains included in earnings		―	1		―
Purchases, sales, issuances and settlements:
Issuances		10	(16)		―
Settlements		―	4		―
Total losses included on the Consolidated Balance Sheet as regulatory assets or liabilities		(6)	(3)		(21)
Transfers out of Level 3(a)		34	―		33
Balance at end of period		$ ―	$(38)		$(24)
Pretax amounts included in the Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding		$11

(a)	Transfers reflect derivative contracts becoming observable due to the passage of time.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Progress

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 14  . See Note 15  for additional information related to investments by major security type.

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,069	$1,069	$ ―	$	―
Nuclear decommissioning trust fund debt securities and other	470	137	333		―
Other trading and available-for-sale debt securities and other(a)	3	3	―		―
Derivative assets(b)	1	―	1		―
Total assets	1,543	1,209	334		―
Derivative liabilities(c)	(66)	―	(66)		―
Net assets	$1,477	$1,209	$268	$	―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$811	$811	$ ―	$	―
Nuclear decommissioning trust fund debt securities and other	448	119	329		―
Other trading and available-for-sale debt securities and other(a)	3	3	―		―
Derivative assets(b)	2	―	2		―
Total assets	1,264	933	331		―
Derivative liabilities(c)	(166)	―	(128)		(38)
Net assets	$1,098	$933	$203		$(38)

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Years Ended December 31,
(in millions)		2013	2012	2011
Balance at beginning of period		$(38)	$(24)		$(36)
Total pretax realized or unrealized gains included in earnings		―	1		―
Purchases, sales, issuances and settlements:
Issuances		10	(16)		―
Settlements		―	4		―
Total losses included on the Consolidated Balance Sheet as regulatory assets or liabilities		(6)	(3)		(20)
Transfers out of Level 3(a)		34	―		32
Balance at end of period		$ ―	$(38)		$(24)
Pretax amounts included in the Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding		$11

(a)	Transfers reflect derivative contracts becoming observable due to the passage of time.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Florida

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 14. See Note 15  for additional information related to investments by major security type.

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$546	$546	$ ―	$	―
Nuclear decommissioning trust fund debt securities and other	214	96	118		―
Other trading and available-for-sale debt securities and other(a)	40	2	38		―
Derivative assets(b)	1	―	1		―
Total assets	801	644	157		―
Derivative liabilities(c)	(116)	―	(116)		―
Net assets	$685	$644	$41	$	―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$435	$429	$6	$	―
Nuclear decommissioning trust fund debt securities and other	194	43	151		―
Other trading and available-for-sale debt securities and other(a)	43	3	40		―
Derivative assets(b)	9	―	9		―
Total assets	681	475	206		―
Derivative liabilities(c)	(270)	―	(270)		―
Net assets	$411	$475	$(64)	$	―

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets

Duke Energy Ohio

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 14.

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$96	$50	$21	$25
Derivative liabilities(b)	(95)	(1)	(65)	(29)
Net assets (liabilities)	$1	$49	$(44)	$(4)

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$59	$48	$2	$9
Derivative liabilities(b)	(38)	(15)	(8)	(15)
Net assets (liabilities)	$21	$33	$(6)	$(6)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Years Ended December 31,
(in millions)		2013	2012	2011
Balance at beginning of period		$(6)	$(3)	$13
Total pretax realized or unrealized gains included in earnings(a)		(42)	(3)	(4)
Purchases, sales, issuances and settlements:
Purchases		1	―	―
Settlements		―	1	(14)
Total losses included on the Consolidated Balance Sheet as regulatory assets or liabilities		―	(1)	2
Transfers out of Level 3(b)		43	―	―
Balance at end of period		$(4)	$(6)	$(3)

(a)	Amounts for derivative are primarily included in Operating Revenues.
(b)	Transfers reflect derivative contracts becoming observable due to the passage of time.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Indiana

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 14. See Note 15  for additional information related to investments by major security type.

December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities(a)	$65	$65	$	―	$	―
Available-for-sale debt securities(a)	29	―	29	―
Derivative assets(b)	12	―	―	12
Net assets (liabilities)	$106	$65	$29	$12

December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities(a)	$49	$49	$	―	$	―
Available-for-sale debt securities(a)	29	―	29	―
Derivative assets(b)	10	―	―	10
Total assets	88	49	29	10
Derivative liabilities(c)	(63)	―	(63)	―
Net assets (liabilities)	$25	$49	$(34)	$10

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

Derivatives (net)
Years Ended December 31,
(in millions)	2013	2012	2011
Balance at beginning of period	$10	$4	$4
Total pretax realized or unrealized gains included in earnings(a)	8	36	14
Purchases, sales, issuances and settlements:
Purchases	20	―	8
Sales	―	22	―
Settlements	(30)	(52)	(21)
Total losses included on the Consolidated Balance Sheet as regulatory assets or liabilities	4	―	(1)
Balance at end of period	$12	$10	$4

(a)	Amounts in derivatives are primarily included in Operating Revenues.

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS

The following table provides quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

December 31, 2013
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$3.07	$5.37
FERC mitigation power sale agreements	(2)	Discounted cash flow	Forward electricity curves - price per MWh	25.79	-	52.38
Financial transmission rights (FTRs)	12	RTO auction pricing	FTR price - per Megawatt Hour (MWh)	(0.30)	-	13.80
Electricity contracts	23	Discounted cash flow	Forward electricity curves - price per MWh	20.77	-	58.90
Commodity capacity option contracts	4	Discounted cash flow	Forward capacity option curves - price per MW day	30.40	-	165.10
Reserves	(22)	Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$13
Duke Energy Carolinas
FERC mitigation power sale agreements	$(2)	Discounted cash flow	Forward electricity curves - price per MWh	$25.79	$52.38
Duke Energy Ohio
Electricity contracts	$18	Discounted cash flow	Forward electricity curves - price per MWh	$20.77	$58.90
Natural gas contracts	(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu	3.07	-	5.37
Reserves	(20)	Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(4)
Duke Energy Indiana
FTRs	$12	RTO auction pricing	FTR price - per MWh	$(0.30)	$13.80

December 31, 2012
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(53)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$2.33	$9.99
FERC mitigation power sale agreements	(23)	Discounted cash flow	Forward electricity curves - price per MWh	25.83	-	48.69
FTRs	11	RTO auction pricing	FTR price - per MWh	23.63	-	39.22
Electricity contracts	(8)	Discounted cash flow	Forward electricity curves - price per MWh	24.82	-	77.96
Capacity contracts	(3)	Discounted cash flow	Forward capacity curves - price per MW day	95.16	-	105.36
Capacity option contracts	3	Discounted cash flow	Forward capacity option curves - price per MW day	4.68	-	77.96
Reserves	(12)	Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(85)
Duke Energy Carolinas
FERC mitigation power sale agreements	$(12)	Discounted cash flow	Forward electricity curves - price per MWh	$25.83	-	48.69
Progress Energy
Natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.07	-	4.45
FERC mitigation power sale agreements	(11)	Discounted cash flow	Forward electricity curves - price per MWh	25.83	-	48.69
Total Level 3 derivatives	$(38)
Duke Energy Progress
Natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.07	-	4.45
FERC mitigation power sale agreements	(11)	Discounted cash flow	Forward electricity curves - price per MWh	25.83	-	48.69
Total Level 3 derivatives	$(38)
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price - per MWh	$27.17	$39.22
Electricity contracts	(1)	Discounted cash flow	Forward electricity curves - price per MWh	25.90	-	57.50
Natural gas contracts	5	Discounted cash flow	Forward natural gas curves - price per MMBtu	3.30	-	4.51
Reserves	(11)	Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(6)
Duke Energy Indiana
FTRs	$10	RTO auction pricing	FTR price - per MWh	$23.63	$35.43

OTHER FAIR VALUE DISCLOSURES

The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

December 31, 2013	December 31, 2012
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$40,256	$42,592	$39,461	$44,001
Duke Energy Carolinas	8,436	9,123	8,741	10,096
Progress Energy	14,115	15,234	14,428	16,563
Duke Energy Progress	5,235	5,323	4,840	5,277
Duke Energy Florida	4,886	5,408	5,320	6,222
Duke Energy Ohio	2,188	2,237	1,997	2,117
Duke Energy Indiana	3,796	4,171	3,702	4,268

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

At both December 31, 2013 and December 31, 2012, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, and notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated interest rates approximate market rates.

17. VARIABLE INTEREST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. A qualitative analysis of control determines the party that consolidates a VIE. This assessment is based on (i) what party has the power to direct the most significant activities of the VIE that impact its economic performance, and (ii) what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment. Other than the discussion below related to CRC, no financial support was provided to any of the VIEs during the years ended December 31, 2013, 2012 and 2011, or is expected to be provided in the future, that was not previously contractually required.

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy, Duke Energy Carolinas and Duke Energy Progress consolidate and how these entities impact their respective Consolidated Balance Sheets.

December 31, 2013
(in millions)	DERF(a)	DEPR(b)	CRC	CinCapV	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities	$673	$416	$595	$17	$18	$	―	$1,719
Other	―	―	―	10	89	2	101
Investments and Other Assets
Other	―	―	―	51	29	―	80
Property, Plant and Equipment
Property, plant and equipment, cost(c)	―	―	―	―	1,662	18	1,680
Accumulated depreciation and amortization	―	―	―	―	(170)	(5)	(175)
Regulatory Assets and Deferred Debits
Other	1	1	―	―	34	―	36
Total assets	674	417	595	78	1,662	15	3,441
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	―	―	―	―	2	―	2
Taxes accrued	―	―	―	―	10	―	10
Current maturities of long-term debt	―	―	―	14	66	―	80
Other	―	―	―	10	17	―	27
Long-term Debt(d)	400	300	325	34	907	―	1,966
Deferred Credits and Other Liabilities
Other	1	―	―	13	333	―	347
Total liabilities	401	300	325	71	1,335	―	2,432
Net assets of consolidated variable interest entities	$273	$117	$270	$7	$327	$15	$1,009

(a)	DERF is consolidated by Duke Energy Carolinas and Duke Energy.
(b)	DEPR is consolidated by Duke Energy Progress and Duke Energy.
(c)	Restricted as collateral for non-recourse debt of VIEs.
(d)	Non-recourse to the general assets of Duke Energy.

December 31, 2012
(in millions)	DERF(a)	CRC	CinCapV	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities	$637	$534	$15	$16	$(1)	$1,201
Other	―	―	4	133	2	139
Investments and Other Assets
Other	―	―	62	14	2	78
Property, Plant and Equipment
Property, plant and equipment, cost(b)	―	―	―	1,543	15	1,558
Accumulated depreciation and amortization	―	―	―	(98)	(5)	(103)
Regulatory Assets and Deferred Debits
Other	―	―	―	40	―	40
Total assets	637	534	81	1,648	13	2,913
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	―	―	―	1	―	1
Notes payable and commercial paper	―	312	―	―	―	312
Taxes accrued	―	―	―	62	―	62
Current maturities of long-term debt	―	―	13	459	―	472
Other	―	―	4	25	―	29
Long-term Debt(c)	300	―	48	504	―	852
Deferred Credits and Other Liabilities
Deferred income taxes	―	―	―	154	―	154
Asset retirement obligation	―	―	―	23	―	23
Other	―	―	10	39	―	49
Total liabilities	300	312	75	1,267	―	1,954
Net assets of consolidated variable interest entities	$337	$222	$6	$381	$13	$959

(a)	DERF is consolidated by Duke Energy Carolinas and Duke Energy.
(b)	Restricted as collateral for non-recourse debt of VIEs.
(c)	Non-recourse to the general assets of Duke Energy.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The obligations of these VIEs are non-recourse to Duke Energy, Duke Energy Carolinas and Duke Energy Progress. These entities have no requirement to provide liquidity to purchase assets of, or guarantee performance of these VIEs unless noted in the following paragraphs.

DERF

On a daily basis, Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary of Duke Energy Carolinas, buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Carolinas. DERF is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not generally available to creditors of Duke Energy Carolinas. DERF borrows $400 million under a credit facility to buy the receivables. Borrowing is limited to the amount of qualified receivables sold, which is expected to be in excess of $400 million. The receivables are used as collateral for commercial paper issued through third parties. The credit facility expires in October 2016 and is reflected on the Consolidated Balance Sheets as Long-term Debt. The secured credit facility was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.

The most significant activity that impacts the economic performance of DERF is the decisions made to manage delinquent receivables. Duke Energy Carolinas consolidates DERF as it makes those decisions.

DEPR

On a daily basis, Duke Energy Progress Receivables Company, LLC (DEPR), a bankruptcy remote, special purpose subsidiary of Duke Energy Progress formed in 2013, buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Progress. DEPR is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not generally available to creditors of Duke Energy Progress. DEPR borrows $300 million under a credit facility to buy the receivables. Borrowing is limited to the amount of qualified receivables sold, which is expected to be in excess of $300 million. The receivables are used as collateral for commercial paper issued through third parties. The credit facility expires in December 2016 and is reflected on the Consolidated Balance Sheets as Long-term Debt. The secured credit facility was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.

The most significant activity that impacts the economic performance of DEPR is the decisions made to manage delinquent receivables. Duke Energy Progress consolidates DEPR as it makes those decisions.

CRC

On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Ohio and Duke Energy Indiana. Receivables sold are securitized by CRC through a facility managed by two unrelated third parties and are used as collateral for commercial paper issued by the unrelated third parties. Proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are typically 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Cash collections from the receivable are the sole source of funds to satisfy the related debt obligation. Depending on experience with collections, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, Duke Energy infused $6 million of equity to CRC to remedy net worth deficiencies. Borrowings fluctuate based on the amount of receivables sold. The credit facility expires in November 2016. The secured credit facility is reflected on the Consolidated Balance Sheets as Long-term Debt. CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the most significant activities that impact economic performance of the entity are not performed by the equity holder, Cinergy, and (iii) deficiencies in net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

decisions made with respect to the management of delinquent receivables. Duke Energy consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC.

CinCap V

CinCap V was created to finance and execute a power sale agreement with Central Maine Power Company for approximately 35 MW of capacity and energy. This agreement expires in 2016. CinCap V is considered a VIE because the equity capitalization is insufficient to support its operations. Duke Energy consolidates CinCap V as it has power to direct the most significant activities that impact the economic performance of the entity, which are the decisions to hedge and finance the power sales agreement.

Renewables

Certain of Duke Energy’s renewable energy facilities are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer commodity price risk to the buyer of the power. Certain other of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The most significant activities that impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidated the entities as it makes all of these decisions.

NON-CONSOLIDATED VIEs

The tables below disclose VIEs the Duke Energy Registrants do not consolidate and how these entities impact the Duke Energy Registrants’ respective Consolidated Balance Sheets.

				December 31, 2013
				Duke Energy
(in millions)				Renewables		Other		Total		Duke Energy Ohio(a)	Duke Energy Indiana(b)
Receivables				$	―	$	―	$	―	$114	$143
Investments in equity method unconsolidated affiliates					153		60		213	―	―
Intangibles					―		96		96	96	―
Investments and other assets					―		4		4	―	―
Total assets					153		160		313	210	143
Other current liabilities					―		3		3	―	―
Deferred credits and other liabilities					―		15		15	―	―
Total liabilities					―		18		18	―	―
Net assets					$153		$142		$295	$210	$143

(a)										Reflects OVEC and retained interest in CRC.
(b)										Reflects retained interest in CRC.

	December 31, 2012
	Duke Energy
(in millions)	DukeNet		Renewables		FPC Capital I Trust(c)	Other		Total		Duke Energy Ohio(a)	Duke Energy Indiana(b)
Receivables	$	―	$	―	$ ―	$	―	$	―	$97	$116
Investments in equity method unconsolidated affiliates		118		147	―		27		292	―	―
Intangibles		―		―	―		104		104	104	―
Investments and other assets		―		―	9		2		11	―
Total assets		118		147	9		133		407	201	116
Other current liabilities		―		―	―		3		3	―	―
Deferred credits and other liabilities		―		―	319		17		336	―	―
Total liabilities		―		―	319		20		339	―	―
Net assets (liabilities)		$118		$147	$(310)		$113		$68	$201	$116

(a)										Reflects OVEC and retained interest in CRC.
(b)										Reflects retained interest in CRC.
(c)										The entire balance of Investments and other assets and $274 million of the Deferred Credits and Other Liabilities balance applies to Progress Energy.

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities.

DukeNet

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Until December 31, 2013, Duke Energy owned a 50 percent ownership interest in DukeNet. DukeNet was considered a VIE because it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. The most significant activities that impacted DukeNet’s economic performance relate to its business development and fiber optic capacity marketing and management activities. The power to direct these activities was jointly and equally shared by Duke Energy and the other joint venture partner.

On December 31, 2013, Duke Energy completed the sale of its ownership interest in DukeNet to Time Warner Cable, Inc. For more information on the sale of DukeNet, refer to Note 12.

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

FPC Capital I Trust

At December 31, 2012, Progress Energy had variable interests in the FPC Capital I Trust (the Trust). The Trust, a finance subsidiary, was established for the sole purpose of issuing $300 million of 7.10% Cumulative QUIPS due 2039, and using the proceeds thereof to purchase $300 million of 7.10% Junior Subordinated Deferrable Interest Notes due 2039 from Florida Progress Funding Corporation (Funding Corp.). Funding Corp. was formed for the sole purpose of providing financing to Duke Energy Florida. On February 1, 2013, Duke Energy redeemed the QUIPS and subsequently terminated the Trust.

Other

The most significant of the Other non-consolidated VIEs is Duke Energy Ohio’s 9 percent ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and, interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. As discussed in Note 5, proposed environmental rulemaking could increase the costs of OVEC, which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006. This amount is included in the table above for Duke Energy and Duke Energy Ohio.

In addition, Duke Energy has guaranteed performance of certain entities in which it no longer has an equity interest.

CRC

See discussion under Consolidated VIEs for additional information related to CRC.

The subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value and are classified within Receivables in their Consolidated Balance Sheets. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated basis of the subordinated notes are not materially different than their face value because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

The following table shows the gross and net receivables sold.

			Duke Energy Ohio		Duke Energy Indiana
			December 31,		December 31,
(in millions)			2013	2012	2013	2012
Receivables sold			$290	$282	$340	$289
Less: Retained interests			114	97	143	116
Net receivables sold			$176	$185	$197	$173

Key assumptions used in estimating the fair value in 2013 and 2012 is detailed in the following table.

			Duke Energy Ohio		Duke Energy Indiana
			2013	2012	2013	2012
Anticipated credit loss ratio			0.6%	0.7%	0.3%	0.3%
Discount rate			1.2%	1.2%	1.2%	1.2%
Receivable turnover rate			12.8%	12.7%	10.3%	10.2%

The following tables show sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2013	2012	2011	2013	2012	2011
Sales
Receivables sold	$2,251	$2,154	$2,390	$2,985	$2,773	$2,658
Loss recognized on sale	12	13	21	11	12	16
Cash Flows
Cash proceeds from receivables sold	2,220	2,172	2,474	2,944	2,784	2,674
Collection fees received	1	1	1	1	1	1
Return received on retained interests	5	5	12	6	7	13

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted-average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR plus a fixed rate of 1.00 percent.

18. COMMON STOCK

Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common shares during the restricted stock units’ vesting period.

On July 2, 2012, just prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All earnings per share amounts included in this 10-K are presented as if the one-for-three reverse stock split had been effective January 1, 2011. The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding.

(In millions, except per-share amounts)	Income	Average Shares	EPS
2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$2,640	706	$3.74
2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$1,727	574	$3.01
Effect of dilutive securities:
Stock options, performance and restricted stock		1
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$1,727	575	$3.01
2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$1,702	444	$3.83

As of December 31, 2013, 2012 and 2011, 2 million, 1 million and 3 million, respectively, of stock options and performance and unvested stock awards were not included in the dilutive securities calculation in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

For the years ended December 31, 2013, 2012 and 2011, Duke Energy declared dividends of $3.09 per share, $3.03 per share and $2.97 per share, respectively.

19. SEVERANCE

2011 SEVERANCE PLAN

In conjunction with the merger with Progress Energy, in November 2011 Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. As this was a voluntary severance plan, all severance benefits offered under this plan are considered special termination benefits under U.S. GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent any significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the retention period. Approximately 1,100 employees from Duke Energy and Progress Energy requested severance

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

during the voluntary window, which closed on November 30, 2011. The estimated amount of future severance expense associated with this voluntary plan through 2014 are not material.

Additionally, in the third quarter of 2012, a voluntary severance plan was offered to certain unionized employees of Duke Energy Ohio. Approximately 75 employees accepted the termination benefits during the voluntary window, which closed on October 8, 2012. The expense associated with this plan was not material.

In conjunction with the retirement of Crystal River Unit 3, severance benefits have been made available to certain eligible impacted unionized and non-unionized employees, to the extent that those employees do not find job opportunities at other locations. Approximately 600 employees worked at Crystal River Unit 3. For the year ended December 31, 2013, Duke Energy Florida deferred $26 million of severance costs as a regulatory asset. Severance costs expected to be accrued over the remaining retention period for employees identified to have a significant retention period is not material. However, these employees maintain the ability to accept job opportunities at other Duke Energy locations, which would result in severance not being paid. If a significant amount of these individuals redeploy within Duke Energy, the final severance benefits paid under the plan may be less than what has been accrued to date. Refer to Note 4 for further discussion regarding Crystal River Unit 3.

Amounts included in the table below represent direct and allocated severance and related expense recorded by the Duke Energy Registrants, and are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations. The Duke Energy Registrants recorded insignificant amounts for severance expense during 2011 for past and ongoing severance plans.

			Years Ended December 31,
(in millions)			2013	2012
Duke Energy(a)			$34	$201
Duke Energy Carolinas			8	63
Progress Energy			19	82
Duke Energy Progress			14	55
Duke Energy Florida			5	27
Duke Energy Ohio			2	21
Duke Energy Indiana			2	18

(a)			Includes $5 million and $14 million of accelerated stock award expense and $2 million and $19 million of COBRA and healthcare reimbursement expenses for 2013 and 2012, respectively.

Amounts included in the table below represent the severance liability for past and ongoing severance plans. Amounts for Subsidiary Registrants do not include allocated expense or associated cash payments. Amounts for Duke Energy Ohio and Duke Energy Indiana are not material.

(in millions)	Balance at December 31, 2012	Provision / Adjustments	Cash Reductions	Balance at December 31, 2013
Duke Energy	$135	$52	$(123)	$64
Duke Energy Carolinas	12	6	(13)	5
Progress Energy	43	49	(48)	44
Duke Energy Progress	23	8	(20)	11
Duke Energy Florida	6	31	(13)	24

As part of Duke Energy Carolinas’ 2011 rate case, the NCUC approved the recovery of $101 million of previously recorded expenses related to a prior year Voluntary Opportunity Plan. This amount was recorded as a reduction to Operation, maintenance, and other within Operating Expenses on the Consolidated Statements of Operations and recognized as a Regulatory asset on the Consolidated Balance Sheets in 2012.

20. STOCK-BASED COMPENSATION

Duke Energy’s 2010 Long-Term Incentive Plan (the 2010 Plan) reserved 25 million shares of common stock for awards to employees and outside directors. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. However, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards that are exercised or become vested in the future. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

The 2010 Plan allows for a maximum of 6.25 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights.

In connection with the acquisition of Progress Energy in July 2012, Duke Energy assumed Progress Energy’s 2007 Equity Incentive Plan (EIP). Stock-based awards granted under the Progress Energy EIP and held by Progress Energy employees were generally converted into outstanding Duke Energy stock-based compensation awards. The estimated fair value of these awards allocated to purchase price was $62 million. Refer to Note 2 for further information regarding the merger transaction.

The following table summarizes the total expense recognized by each of the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2013	2012	2011
Duke Energy	$52	$48	$32
Duke Energy Carolinas	13	12	17
Progress Energy	23	25	20
Duke Energy Progress	14	16	12
Duke Energy Florida	9	9	8
Duke Energy Ohio	4	4	6
Duke Energy Indiana	4	4	4

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense, and stock-based compensation costs capitalized are included in the following table.

			Years Ended December 31,
(in millions)			2013	2012	2011
Stock options			$2	$2	$2
Restricted stock unit awards			49	43	27
Performance awards			34	33	23
Pretax stock-based compensation cost			$85	$78	$52
Tax benefit associated with stock-based compensation expense			$33	$30	$20
Stock-based compensation costs capitalized			3	2	2

STOCK OPTIONS

The following table summarizes information about stock options outstanding.

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Life		Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	1,654	$51
Granted	310	69
Exercised	(1,162)	48
Forfeited or expired	(9)	41
Outstanding at December 31, 2013	793	61		7y, 3m	$6
Exercisable at December 31, 2013	137	46		1y, 5m	3
Options expected to vest	656	64		8y, 5m	3

The exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to three years. Options granted in 2013 and 2012 were expensed immediately; therefore, there is no future compensation cost associated with these options. The following table includes information related to Duke Energy’s stock options.

	Years Ended December 31,
(in millions)	2013	2012	2011
Intrinsic value of options exercised	$26	$17	$26
Tax benefit related to options exercised	10	7	10
Cash received from options exercised	9	21	74
Stock options granted (in thousands)	310	340	358

The following assumptions were used to determine the grant date fair value of stock options granted in 2013.

Risk-free interest rate(a)			1.0%
Expected dividend yield(b)			4.7%
Expected life(c)			6 years
Expected volatility(d)			18.1%

(a)	The risk-free rate is based upon the average of five-year and seven-year U.S. Treasury Constant Maturity rates as of the grant date.
(b)	The expected dividend yield is based upon the most recent annualized dividend and the one-year average closing stock price.
(c)	The expected life of options is derived from the simplified method approach.
(d)

Volatility is based equally between historical and implied volatility. Historic volatility is based on Duke Energy's historical volatility over the expected life using daily stock prices. Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

RESTRICTED STOCK UNIT AWARDS

Restricted stock unit awards issued and outstanding generally vest over periods from immediate to three years. The following table includes information related to restricted stock unit awards.

	Years Ended December 31,
	2013	2012	2011
Shares awarded (in thousands)	612	443	636
Fair value (in millions)(a)	$42	$28	$34

(a)	Based on the market price of Duke Energy's common stock at the grant date.

The following table summarizes information about restricted stock unit awards outstanding.

	Shares (in thousands)		Weighted-Average Per Share Grant Date Fair Value
Outstanding at December 31, 2012	1,607		$64
Granted	612		69
Vested	(794)		63
Forfeited	(25)		68
Outstanding at December 31, 2013	1,400		66
Restricted stock unit awards expected to vest	1,365		66

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The total grant date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $50 million, $34 million and $19 million, respectively. At December 31, 2013, Duke Energy had $21 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 1 year and 9 months.

PERFORMANCE AWARDS

Stock-based awards issued and outstanding generally vest over three years if performance targets are met.

Certain performance awards granted in 2013, 2012 and 2011 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model.

Other performance awards not containing market conditions were awarded in 2012 and 2011. The performance goal for these awards is Duke Energy’s return on equity over a three-year period. Awards are measured at grant date price.

The following table includes information related to performance awards.

Years Ended December 31,
2013	2012	2011
Shares awarded (in thousands)	633	352	432
Fair value (in millions)	$28	$19	$20

The following table summarizes information about stock-based performance awards outstanding at the maximum level.

Shares (in thousands)	Weighted-Average Per Share Grant Date Fair Value
Outstanding at December 31, 2012	2,346	$47
Granted	633	45
Vested	(858)	49
Forfeited	(299)	46
Outstanding at December 31, 2013	1,822	46
Stock-based performance awards expected to vest	1,646	47

The total grant date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $42 million, $56 million and $33 million, respectively. At December 31, 2013, Duke Energy had $22 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 1 year and 11 months.

21. EMPLOYEE BENEFIT PLANS

DEFINED Benefit Retirement Plans

Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings based on age and/or years of service and interest credits. Certain employees are covered under plans that use a final average earnings formula. As of January 1, 2014, these defined benefit plans are closed to new participants. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year or four-year average earnings, (ii) highest three-year or four-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), and/or (iii) highest three or four-year average earnings times years of

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives.

Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.

Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 13.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its U.S. qualified defined benefit pension plans.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Anticipated Contributions:
2014	$143	$42	$51	$21	$21	$4	$9
Contributions Made:
2013	$250	$—	$250	$63	$133	$—	$—
2012	304	—	346	141	128	—	—
2011	200	33	334	217	112	48	52

QUALIFIED PENSION PLANS

Components of Net Periodic Pension Costs

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$167	$49	$60	$22	$30	$6	$11
Interest cost on projected benefit obligation	320	80	116	50	53	21	28
Expected return on plan assets	(549)	(148)	(199)	(94)	(87)	(31)	(46)
Amortization of actuarial loss	244	60	101	46	49	13	24
Amortization of prior service (credit) cost	(11)	(6)	(4)	(1)	(2)	―	1
Other	7	2	2	1	1	―	1
Net periodic pension costs(a)(b)	$178	$37	$76	$24	$44	$9	$19

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$122	$35	$63	$25	$30	$6	$9
Interest cost on projected benefit obligation	307	90	127	58	56	31	30
Expected return on plan assets	(472)	(146)	(188)	(96)	(81)	(45)	(46)
Amortization of actuarial loss	144	45	93	37	48	10	15
Amortization of prior service cost (credit)	10	1	9	8	(1)	1	1
Other	6	2	2	1	1	―	―
Net periodic pension costs(a)(b)	$117	$27	$106	$33	$53	$3	$9

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$96	$37	$51	$20	$24	$7	$11
Interest cost on projected benefit obligation	232	85	132	61	57	32	30
Expected return on plan assets	(384)	(150)	(182)	(91)	(78)	(44)	(45)
Amortization of actuarial loss	77	37	66	25	33	7	14
Amortization of prior service cost	6	1	7	6	―	1	2
Other	18	7	―	―	―	2	2
Net periodic pension costs(a)(b)	$45	$17	$74	$21	$36	$5	$14

(a)

Duke Energy amounts exclude $12 million, $14 million and $14 million for the years ended December 2013, 2012, and 2011, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Duke Energy Ohio amounts exclude $6 million, $6 million and $7 million for the years ended December 2013, 2012, and 2011, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net decrease	$(788)	$(205)	$(253)	$(109)	$(146)	$(96)	$(99)
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$18	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Actuarial gains arising during the year	(33)	―	(2)	―	―	―	―
Prior year service credit arising during the year	(1)	―	―	―	―	―	―
Amortization of prior year actuarial losses	(15)	―	(3)	―	―	―	―
Reclassification of actuarial losses to regulatory assets	3	―	―	―	―	―	―
Net amount recognized in accumulated other comprehensive income	$(28)	$ ―	$(5)	$ ―	$ ―	$ ―	$ ―

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net increase (decrease)	$976	$(111)	$(76)	$(89)	$23	$22	$17
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$14	$ ―	$ ―	$ ―	$ ―	$15	$ ―
Reclassification of actuarial losses to an affiliate	―	―	―	―	―	(48)	―
Actuarial (gains) losses arising during the year	(2)	―	3	―	―	―	―
Prior year service credit arising during the year	(7)	―	―	―	―	―	―
Amortization of prior year actuarial losses	(13)	―	(2)	―	―	(3)	―
Reclassification of actuarial losses to regulatory assets	(20)	―	―	―	―	(1)	―
Amortization of prior year service cost	(1)	―	(1)	―	―	(1)	―
Net amount recognized in accumulated other comprehensive income	$(29)	$ ―	$ ―	$ ―	$ ―	$(38)	$ ―

Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,030	$2,028	$2,868	$1,264	$1,309	$527	$684
Service cost	167	49	60	22	30	6	11
Interest cost	320	80	116	50	53	21	28
Actuarial gains	(399)	(73)	(118)	(26)	(75)	(71)	(56)
Transfers	―	(26)	(7)	(45)	(17)	(2)	(2)
Plan amendments	(41)	(13)	(19)	(8)	(7)	―	―
Benefits paid	(567)	(170)	(161)	(85)	(60)	(39)	(33)
Obligation at measurement date	$7,510	$1,875	$2,739	$1,172	$1,233	$442	$632
Accumulated Benefit Obligation at measurement date	$7,361	$1,875	$2,698	$1,172	$1,192	$429	$608
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$7,754	$2,151	$2,647	$1,289	$1,150	$446	$627
Actual return on plan assets	705	207	215	108	93	43	62
Benefits paid	(567)	(170)	(161)	(85)	(60)	(39)	(33)
Transfers	―	(26)	(7)	(45)	(17)	(2)	(2)
Employer contributions	250	―	250	63	133	―	―
Plan assets at measurement date	$8,142	$2,162	$2,944	$1,330	$1,299	$448	$654
Funded status of plan	$632	$287	$205	$158	$66	$6	$22

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4,880	$1,831	$2,729	$1,263	$1,179	$627	$613
Obligation assumed from acquisition	2,850	―	―	―	―	―	―
Service cost	122	35	63	25	30	6	9
Interest cost	307	90	127	58	56	31	30
Actuarial losses	489	73	166	34	120	68	76
Transfers	―	176	―	―	―	(167)	―
Plan amendments	(170)	(52)	(64)	(43)	(10)	―	(1)
Benefits paid	(448)	(125)	(153)	(73)	(66)	(38)	(43)
Obligation at measurement date	$8,030	$2,028	$2,868	$1,264	$1,309	$527	$684
Accumulated Benefit Obligation at measurement date	$7,843	$2,028	$2,820	$1,264	$1,261	$501	$653
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$4,741	$1,820	$2,191	$1,091	$969	$565	$582
Assets received from acquisition	2,285	―	―	―	―	―	―
Actual return on plan assets	872	280	263	130	119	86	88
Benefits paid	(448)	(125)	(153)	(73)	(66)	(38)	(43)
Transfers	―	176	―	―	―	(167)	―
Employer contributions	304	―	346	141	128	―	―
Plan assets at measurement date	$7,754	$2,151	$2,647	$1,289	$1,150	$446	$627
Funded status of plan	$(276)	$123	$(221)	$25	$(159)	$(81)	$(57)

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Prefunded pension(a)	$632	$287	$230	$158	$66	$2	$75
Noncurrent pension liability	$ ―	$ ―	$25	$ ―	$ ―	$(4)	$53
Net asset recognized	$632	$287	$205	$158	$66	$6	$22
Regulatory assets	$1,599	$377	$826	$363	$395	$48	$147
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(41)	$ ―	$(9)	$ ―	$ ―	$ ―	$ ―
Prior service credit	(5)	―	―	―	―	―	―
Net actuarial loss	121	―	21	―	―	―	―
Net amounts recognized in accumulated other comprehensive loss(b)	$75	$ ―	$12	$ ―	$ ―	$ ―	$ ―
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$149	$35	$71	$33	$32	$4	$7
Unrecognized prior service credit	(15)	(8)	(4)	(2)	(1)	―	―

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Prefunded pension(a)	$163	$123	$ ―	$25	$ ―	$ ―	$ ―
Noncurrent pension liability	$439	$ ―	$221	$ ―	$159	$81	$57
Net asset (liability) recognized	$(276)	$123	$(221)	$25	$(159)	$(81)	$(57)
Regulatory assets	$2,387	$582	$1,079	$472	$541	$144	$246
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(59)	$ ―	$(9)	$ ―	$ ―	$ ―	$ ―
Prior service credit	(4)	―	―	―	―	―	―
Net actuarial loss	166	―	26	―	―	―	―
Net amounts recognized in accumulated other comprehensive loss(b)	$103	$ ―	$17	$ ―	$ ―	$ ―	$ ―

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Excludes accumulated other comprehensive income of $16 million and $9 million as of 2013 and 2012, respectively, net of tax, associated with a Brazilian retirement plan.

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

As of December 31, 2013, no qualified pension plans had an accumulated benefit obligation in excess of plan assets.

		December 31, 2012
(in millions)		Duke Energy	Progress Energy	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Projected benefit obligation		$5,396	$2,868	$1,309	$527	$684
Accumulated benefit obligation		5,201	2,820	1,261	501	653
Fair value of plan assets		4,957	2,647	1,150	446	627

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Assumptions Used for Pension Benefits Accounting

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

The average remaining service period of active covered employees is nine years for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana and eight years for Progress Energy, Duke Energy Progress and Duke Energy Florida.

The following tables present the assumptions used for pension benefit accounting. For Progress Energy plans, the assumptions used in 2012 to determine net periodic pension cost reflect remeasurement as of July 1, 2012, due to the merger between Duke Energy and Progress Energy.

		Duke Energy				Progress Energy
		December 31,				December 31,
		2013		2012	2011	2013		2012		2011
Benefit Obligations
Discount rate		4.70%		4.10%	5.10%	4.70%		4.10%		4.75%
Salary increase		4.40%		4.30%	4.40%	4.00%		4.00%		4.00%
Net Periodic Benefit Cost
Discount rate		4.10%		4.60-5.10%	5.00%	4.10%		4.60-4.75%		5.55%
Salary increase		4.30%		4.40%	4.10%	4.00%		4.00%		4.50%
Expected long-term rate of return on plan assets		7.75%		8.00%	8.25%	7.75%		8.00-8.25%		8.50%

Expected Benefit Payments

(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Years ending December 31,
2014	$667		$224	$190	$98		$68		$36		$47
2015	643		218	185	92		71		35		45
2016	640		212	190	93		74		34		46
2017	633		205	191	91		77		34		44
2018	623		196	194	91		80		34		46
2019 - 2023	2,933		807	969	422		430		171		227

NON-QUALIFIED PENSION PLANS

Components of Net Periodic Pension Costs

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Service cost	$3	$	―	$1	$1	$	―	$	―	$	―
Interest cost on projected benefit obligation	13		1	7	1		1		―		―
Amortization of actuarial loss	5		―	3	1		1		―		―
Amortization of prior service credit	(1)		―	(1)	―		―		―		―
Net periodic pension costs	$20		$1	$10	$3		$2	$	―	$	―

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Service cost	$2	$	―	$2	$1	$	―	$	―	$	―
Interest cost on projected benefit obligation	12		1	8	1		2		―		―
Amortization of actuarial loss	4		―	5	1		―		―		―
Amortization of prior service cost (credit)	1		―	(1)	―		―		―		―
Net periodic pension costs	$19		$1	$14	$3		$2	$	―	$	―

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Service cost	$1	$	―	$2	$1	$	―	$	―	$	―
Interest cost on projected benefit obligation	8		1	9	2		2		―		―
Amortization of actuarial loss	―		―	3	―		1		―		―
Amortization of prior service cost	2		―	―	―		―		―		―
Net periodic pension costs	$11		$1	$14	$3		$3	$	―	$	―

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Regulatory assets, net (decrease) increase	$(14)		$1	$(16)	$(4)		$(3)	$	―		$(2)
Regulatory liabilities, net increase	$5	$	―	$ ―	$ ―	$	―	$	―	$	―
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$ ―	$	―	$1	$ ―	$	―	$	―	$	―
Actuarial losses (gains) arising during the year	2		―	(5)	―		―		―		―
Prior year service credit arising during the year	(1)		―	―	―		―		―		―
Net amount recognized in accumulated other comprehensive loss (income)	$1	$	―	$(4)	$ ―	$	―	$	―	$	―

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Regulatory assets, net increase (decrease)	$34	$	―	$(6)	$(2)		$1	$	―	$	―
Regulatory liabilities, net increase	$(8)	$	―	$ ―	$ ―	$	―	$	―	$	―
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$ ―	$	―	$(1)	$ ―	$	―	$	―	$	―
Actuarial (gains) losses arising during the year	(2)		―	3	―		―		―		―
Net amount recognized in accumulated other comprehensive (income) loss	$(2)	$	―	$2	$ ―	$	―	$	―	$	―

Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$335		$16	$176	$38		$45		$4		$5
Service cost	3		―	1	1		―		―		―
Interest cost	13		1	7	1		1		―		―
Actuarial losses	(15)		1	(11)	(3)		(3)		(1)		―
Settlements	(5)		―	―	―		―		―		―
Plan amendments	(1)		―	―	―		―		―		―
Transfers	―		―	(21)	―		―		―		―
Benefits paid	(26)		(3)	(12)	(3)		(4)		―		―
Obligation at measurement date	$304		$15	$140	$34		$39		$3		$5
Accumulated Benefit Obligation at measurement date	$302		$15	$140	$34		$39		$3		$5
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$ ―	$	―	$ ―	$ ―	$	―	$	―	$	―
Benefits paid	(26)		(3)	(12)	(3)		(4)		―		―
Employer contributions	26		3	12	3		4		―		―
Plan assets at measurement date	$ ―	$	―	$ ―	$ ―	$	―	$	―	$	―

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$160		$18	$177	$39		$44		$4		$5
Obligation assumed from acquisition	172		―	―	―		―		―		―
Service cost	2		―	2	1		―		―		―
Interest cost	12		1	8	1		2		―		―
Actuarial losses	18		―	11	3		3		―		―
Plan amendments	(5)		―	(12)	(4)		(2)		―		―
Transfers	―		1	―	―		―		―		―
Benefits paid	(24)		(4)	(10)	(2)		(2)		―		―
Obligation at measurement date	$335		$16	$176	$38		$45		$4		$5
Accumulated Benefit Obligation at measurement date	$332		$16	$175	$36		$44		$4		$5
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$ ―	$	―	$ ―	$ ―	$	―	$	―	$	―
Benefits paid	(24)		(4)	(10)	(2)		(3)		―		―
Employer contributions	24		4	10	2		3		―		―
Plan assets at measurement date	$ ―	$	―	$ ―	$ ―	$	―	$	―	$	―

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Current pension liability(a)	$30		$2	$11	$2		$3	$	―	$	―
Noncurrent pension liability	274		13	129	32		36		3		5
Total accrued pension liability	$304		$15	$140	$34		$39		$3		$5
Regulatory assets	$45		$4	$18	$3		$6	$	―	$	―
Regulatory liabilities	$7	$	―	$ ―	$ ―	$	―	$	―	$	―
Accumulated other comprehensive (income) loss
Deferred income tax asset	$ ―	$	―	$(3)	$ ―	$	―	$	―	$	―
Prior service credit	(1)		―	―	―		―		―		―
Net actuarial loss	1		―	7	―		―		―		―
Net amounts recognized in accumulated other comprehensive loss	$ ―	$	―	$4	$ ―	$	―	$	―	$	―
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$5	$	―	$2	$1	$	―	$	―	$	―
Unrecognized prior service credit	(1)		―	(1)	(1)		―		―		―

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Current pension liability(a)	$30		$3	$11	$2		$3	$	―	$	―
Noncurrent pension liability	305		13	165	36		42		4		5
Total accrued pension liability	$335		$16	$176	$38		$45		$4		$5
Regulatory assets	$59		$3	$34	$7		$9	$	―		$2
Regulatory liabilities	$2	$	―	$ ―	$ ―	$	―	$	―	$	―
Accumulated other comprehensive (income) loss
Deferred income tax asset	$ ―	$	―	$(4)	$ ―	$	―	$	―	$	―
Net actuarial (gain) loss	(1)		―	12	―		―		―		―
Net amounts recognized in accumulated other comprehensive (income) loss	$(1)	$	―	$8	$ ―	$	―	$	―	$	―

(a)				Included in Other within Current Liabilities on the Consolidated Balance Sheets.

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Projected benefit obligation	$304		$15	$140	$34		$39		$3		$5
Accumulated benefit obligation	302		15	140	34		39		3		5

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Projected benefit obligation	$335		$16	$176	$38		$45		$4		$5
Accumulated benefit obligation	332		16	175	36		44		4		5

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Assumptions Used for Pension Benefits Accounting

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

The average remaining service period of active covered employees is 13 years for Duke Energy and Progress Energy, nine years for Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, 12 years for Duke Energy Progress and 17 years for Duke Energy Florida.

The following tables present the assumptions used for pension benefit accounting. For Progress Energy plans, the assumptions used in 2012 to determine net periodic pension cost reflect remeasurement as of July 1, 2012, due to the merger between Duke Energy and Progress Energy.

		Duke Energy			Progress Energy
		December 31,			December 31,
		2013	2012	2011	2013	2012	2011
Benefit Obligations
Discount rate		4.70%	4.10%	5.10%	4.70%	4.10%	4.80%
Salary increase		4.40%	4.30%	4.40%	― %	― %	5.25%
Net Periodic Benefit Cost
Discount rate		4.10%	4.60-5.10%	5.00%	4.10%	4.60-4.80%	5.60%
Salary increase		4.30%	4.40%	4.10%	― %	― %	5.25%

Expected Benefit Payments

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ending December 31,
2014	$31	$3	$11	$2	$3	$ ―	$ ―
2015	28	2	11	2	3	―	―
2016	26	2	11	2	3	―	―
2017	27	2	11	2	3	―	―
2018	24	2	11	2	3	―	―
2019 - 2023	112	6	52	13	15	1	2

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Post-Retirement Benefit Plans

Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical, dental, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2013, 2012 or 2011.

Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$24	$2	$18	$9	$7		$1	$1
Interest cost on accumulated post-retirement benefit obligation	68	13	41	22	16		2	5
Expected return on plan assets	(14)	(11)	―	―	―		(1)	(1)
Amortization of actuarial loss (gain)	52	3	57	34	16		(1)	1
Amortization of prior service credit	(41)	(7)	(30)	(20)	(6)		(1)	―
Net periodic post-retirement benefit costs(a)(b)	$89	$ ―	$86	$45	$33	$	―	$6

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$16	$2	$17	$8	$7		$1	$1
Interest cost on accumulated post-retirement benefit obligation	56	15	43	23	18		3	6
Expected return on plan assets	(17)	(10)	(2)	―	(2)		(1)	(1)
Amortization of actuarial loss (gain)	14	3	35	20	12		(2)	―
Amortization of prior service credit	(8)	(5)	―	―	―		(1)	―
Amortization of net transition liability	10	7	4	―	3		―	―
Special termination benefit cost	9	1	5	2	1		―	―
Net periodic post-retirement benefit costs(a)(b)	$80	$13	$102	$53	$39	$	―	$6

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$7	$2	$11	$5	$5		$1	$1
Interest cost on accumulated post-retirement benefit obligation	35	16	41	20	18		3	7
Expected return on plan assets	(15)	(10)	(2)	―	(2)		(1)	(1)
Amortization of actuarial (gain) loss	(3)	2	12	5	7		(2)	2
Amortization of prior service credit	(8)	(5)	―	―	―		(1)	―
Amortization of net transition liability	10	9	5	1	4		―	―
Net periodic post-retirement benefit costs(a)(b)	$26	$14	$67	$31	$32	$	―	$9

(a)

Duke Energy amounts exclude $8 million, $9 million and $8 million for the years ended December 31,  2013, 2012 and 2011, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Duke Energy Ohio amounts exclude $2 million for each of the years ended December 31,  2013, 2012 and 2011, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy		Duke Energy Progress		Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Regulatory assets, net (decrease) increase	$(683)		$(51)		$(634)		$(388)		$(166)	$	―		$(6)
Regulatory liabilities, net increase (decrease)	$30	$	―	$	―	$	―	$	―		$3		$9
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$2	$	―	$	―	$	―	$	―	$	―	$	―
Actuarial gains arising during the year	(4)		―		―		―		―		―		―
Prior year service credit arising during the year	(3)		―		―		―		―		―		―
Amortization of prior year actuarial loss	1		―		―		―		―		―		―
Net amount recognized in accumulated other comprehensive income	$(4)	$	―	$	―	$	―	$	―	$	―	$	―

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy		Duke Energy Progress		Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Regulatory assets, net increase (decrease)	$484		$(20)		$228		$170		$28	$	―		$(6)
Regulatory liabilities, net decrease	$(6)	$	―	$	―	$	―	$	―		$(1)		$(2)
Accumulated other comprehensive (income) loss
Deferred income tax expense	$(2)	$	―	$	―	$	―	$	―		$(4)	$	―
Reclassification of actuarial losses to an affiliate	―		―		―		―		―		6		―
Actuarial losses arising during the year	―		―		―		―		―		2		―
Prior year service cost arising during the year	―		―		―		―		―		1		―
Amortization of prior year actuarial loss	―		―		―		―		―		1		―
Reclassification of actuarial gains to regulatory liabilities	4		―		―		―		―		―		―
Net amount recognized in accumulated other comprehensive loss	$2	$	―	$	―	$	―	$	―		$6	$	―

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy		Duke Energy Progress		Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$1,794		$316		$1,128		$612		$413		$48		$136
Service cost	24		2		18		9		7		1		1
Interest cost	68		13		41		22		16		2		5
Plan participants' contributions	47		15		14		6		7		3		3
Actuarial gains	(227)		(32)		(156)		(73)		(70)		(6)		(12)
Transfers	―		―		(1)		(8)		―		―		―
Benefits paid	(132)		(36)		(60)		(26)		(31)		(6)		(14)
Plan amendments	(476)		(16)		(455)		(311)		(91)		―		(3)
Accrued retiree drug subsidy	8		3		4		2		2		―		2
Accumulated post-retirement benefit obligation at measurement date	$1,106		$265		$533		$233		$253		$42		$118
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$198		$134	$	―	$	―	$	―		$7		$17
Actual return on plan assets	18		13		―		―		―		2		2
Benefits paid	(132)		(36)		(60)		(26)		(31)		(6)		(14)
Transfers(a)	―		(1)		―		―		―		―		―
Employer contributions	83		18		46		20		24		2		10
Plan participants' contributions	47		15		14		6		7		3		3
Plan assets at measurement date	$214		$143	$	―	$	―	$	―		$8		$18

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy		Duke Energy Progress		Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$667		$312		$841		$407		$368		$61		$135
Obligation assumed from acquisition	977		―		―		―		―		―		―
Service cost	16		2		17		8		7		1		1
Interest cost	56		15		43		23		18		3		6
Plan participants' contributions	41		18		13		5		7		4		8
Actuarial gains	198		28		291		205		49		3		(2)
Transfers	―		9		―		―		―		(16)		―
Benefits paid	(105)		(38)		(61)		(24)		(33)		(8)		(13)
Special termination benefit cost	9		1		5		2		1		―		―
Plan amendments	(70)		(33)		(25)		(16)		(6)		―		―
Accrued retiree drug subsidy	5		2		4		2		2		―		1
Accumulated post-retirement benefit obligation at measurement date	$1,794		$316		$1,128		$612		$413		$48		$136
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$181		$120		$37	$	―		$37		$9		$14
Actual return on plan assets	23		12		2		―		2		1		2
Benefits paid	(105)		(38)		(61)		(24)		(33)		(8)		(13)
Transfers(a)	―		5		(39)		―		(39)		(3)		―
Employer contributions	58		17		48		19		26		4		6
Plan participants' contributions	41		18		13		5		7		4		8
Plan assets at measurement date	$198		$134	$	―	$	―	$	―		$7		$17

(a)

Progress Energy and Duke Energy Florida amounts reflect assets that did not meet the definition of plan assets. These assets are included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy		Duke Energy Progress		Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Current post-retirement liability(a)	$39	$	―		$36		$17		$16		$2	$	―
Noncurrent post-retirement liability	853		122		497		216		237		32		100
Total accrued post-retirement liability	$892		$122		$533		$233		$253		$34		$100
Regulatory assets	$(162)		$(34)		$(129)		$(97)		$4	$	―		$71
Regulatory liabilities	$131	$	―	$	―	$	―	$	―		$21		$77
Accumulated other comprehensive (income) loss
Deferred income tax liability	$4	$	―	$	―	$	―	$	―	$	―	$	―
Prior service credit	(5)		―		―		―		―		―		―
Net actuarial gain	(6)		―		―		―		―		―		―
Net amounts recognized in accumulated other comprehensive income	$(7)	$	―	$	―	$	―	$	―	$	―	$	―
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss (gain)	$38		$3		$46		30		$10		$(2)		$(6)
Unrecognized prior service credit	(125)		(10)		(112)		(73)		(21)		―		―

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy		Duke Energy Progress		Duke Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Current post-retirement liability(a)	$50	$	―		$47		$23		$20		$2	$	―
Noncurrent post-retirement liability	1,546		182		1,081		589		393		39		119
Total accrued post-retirement liability	$1,596		$182		$1,128		$612		$413		$41		$119
Regulatory assets	$521		$17		$505		$291		$170	$	―		$77
Regulatory liabilities	$101	$	―	$	―	$	―	$	―		$18		$68
Accumulated other comprehensive (income) loss
Deferred income tax liability	$2	$	―	$	―	$	―	$	―	$	―	$	―
Prior service credit	(3)		―		―		―		―		―		―
Net actuarial gain	(2)		―		―		―		―		―		―
Net amounts recognized in accumulated other comprehensive income	$(3)	$	―	$	―	$	―	$	―	$	―	$	―

(a)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Assumptions Used for Other Post-Retirement Benefits Accounting

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

The following tables present the assumptions used for other post-retirement benefits accounting. For Progress Energy plans, the assumptions used in 2012 to determine net periodic other post-retirement benefit cost reflect remeasurement as of July 1, 2012, due to the merger between Duke Energy and Progress Energy.

		Duke Energy			Progress Energy
		December 31,			December 31,
		2013	2012	2011	2013	2012	2011
Benefit Obligations
Discount rate		4.70%	4.10%	5.10%	4.70%	4.10%	4.85%
Net Periodic Benefit Cost
Discount rate		4.10%	4.60-5.10%	5.00%	4.10%	4.60-4.85%	5.70%
Expected long-term rate of return on plan assets		7.75%	5.20-8.00%	5.36-8.25%	― %	N/A-5.00%	5.00%
Assumed tax rate		35%	35%	35%

Assumed Health Care Cost Trend Rate

						December 31,
						2013	2012
Health care cost trend rate assumed for next year						8.50%	8.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)						5.00%	5.00%
Year that rate reaches ultimate trend						2021	2020

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
1-Percentage Point Increase
Effect on total service and interest costs	$11	$2	$7	$4	$3	$1	$1
Effect on post-retirement benefit obligation	42	10	20	9	10	2	4
1-Percentage Point Decrease
Effect on total service and interest costs	(9)	(1)	(6)	(3)	(2)	—	(1)
Effect on post-retirement benefit obligation	(36)	(9)	(16)	(7)	(8)	(1)	(4)

Expected Benefit Payments

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ending December 31,
2014	$85	$21	$36	$17	$17	$4	$11
2015	88	22	38	17	17	4	12
2016	89	23	38	18	17	4	12
2017	89	23	38	18	17	3	11
2018	89	24	38	18	17	3	11
2019 - 2023	413	109	180	81	84	17	47

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Plan Assets

Description and Allocations

Duke Energy Master Retirement Trust

Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Master Retirement Trust. Approximately 98 percent of the Duke Energy Master Retirement Trust assets were allocated to qualified pension plans and approximately 2 percent were allocated to other post-retirement plans, as of December 31, 2013 and 2012. The investment objective of the Duke Energy Master Retirement Trust is to achieve reasonable returns, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.

The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their high expected return. Debt securities, hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.

The following table includes the target asset allocations by asset class at December 31, 2013 and the actual asset allocations for the Duke Energy Master Retirement Trust.

		Actual Allocation at December 31,
	Target Allocation	2013	2012
U.S. equity securities	10%	10%	28%
Non-U.S. equity securities	8%	8%	15%
Global equity securities	10%	10%	10%
Global private equity securities	3%	3%	3%
Debt securities	63%	63%	32%
Hedge funds	2%	3%	4%
Real estate and cash	2%	1%	4%
Other global securities	2%	2%	4%
Total	100%	100%	100%

Progress Energy Master Retirement Trust

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

As of December 31, 2012, assets for Progress Energy qualified pension benefits were maintained in the Progress Energy Master Retirement Trust. As of January 1, 2013, assets previously held in the Progress Energy Master Retirement Trust were transferred into the Duke Energy Master Retirement Trust. The following table includes the actual asset allocations for the Progress Energy Master Retirement Trust at December 31, 2012.

Actual Allocation at December 31,
2012
U.S. equity securities	20%
Non-U.S. equity securities	14%
Global equity securities	8%
Global private equity securities	10%
Debt securities	35%
Hedge funds	9%
Real estate and cash	1%
Other global securities	3%
Total	100%

VEBA I

Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I). The investment objective of VEBA I is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. VEBA I is passively managed.

The following table includes the weighted-average returns expected by asset classes and the target asset allocations at December 31, 2013 and the actual asset allocations for VEBA I.

		Actual Allocation at December 31,
	Target Allocation	2013	2012
U.S. equity securities	30%	29%	23%
Debt securities	45%	29%	32%
Cash	25%	42%	45%
Total	100%	100%	100%

Fair Value Measurements

Duke Energy classifies recurring and non-recurring fair value measurements based on the fair value hierarchy as discussed in Note 16.

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

Investments in short-term investment funds

Investments in short-term investment funds are valued at the net asset value of units held at year end. Investments in short-term investment funds with published prices are valued as Level 1. Investments in short-term investment funds with unpublished prices are valued as Level 2.

Investments in real estate investment trusts

Investments in real estate investment trusts are valued based upon property appraisal reports prepared by independent real estate appraisers. The Chief Real Estate Appraiser of the asset manager is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. An external appraisal management firm not affiliated with the asset manager has been appointed to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process.

Duke Energy Master Retirement Trust

The following tables provide the fair value measurement amounts for the Duke Energy Master Retirement Trust qualified pension and other post-retirement assets.

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Equity securities	$2,877	$1,801	$1,022	$54
Corporate debt securities	2,604	―	2,601	3
Short-term investment funds	1,158	254	904	―
Partnership interests	307	―	―	307
Hedge funds	164	―	111	53
Real estate trusts	95	―	―	95
U.S. government securities	927	―	927	―
Guaranteed investment contracts	33	―	―	33
Governments bonds - foreign	19	―	18	1
Cash	58	58	―	―
Government and commercial mortgage backed securities	7	―	7	―
Net pending transactions and other investments	12	7	5	―
Total assets(a)	$8,261	$2,120	$5,595	$546

(a)

Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana were allocated approximately 28 percent, 35 percent, 16 percent, 16 percent, 5 percent and 8 percent, respectively, of the Duke Energy Master Retirement Trust assets at December 31, 2013. Accordingly, all Level 1, 2 and 3 amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Equity securities	$2,993	$1,415	$1,575	$3
Corporate debt securities	1,391	―	1,388	3
Short-term investment funds	100	23	77	―
Partnership interests	141	―	―	141
Hedge funds	97	―	97	―
Real estate trusts	167	―	―	167
U.S. government securities	237	―	237	―
Guarantees investment contracts	37	―	―	37
Governments bonds - foreign	65	―	64	1
Cash	4	4	―	―
Asset backed securities	14	―	14	―
Net pending transactions and other investments	(16)	(21)	5	―
Total assets(a)	$5,230	$1,421	$3,457	$352

(a)

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana were allocated approximately 43 percent, 9 percent and 12 percent, respectively, of the Duke Energy Master Retirement Trust assets at December 31, 2012. Accordingly, all Level 1, 2 and 3 amounts included in the table above are allocable to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana using these percentages.

The following table provides a reconciliation of beginning and ending balances of assets of master trusts measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

(in millions)			2013	2012
Balance at January 1			$352	$322
Combination of trust assets			288	―
Purchases, sales, issuances and settlements
Purchases			25	21
Sales			(152)	(4)
Total gains (losses) and other			33	13
Balance at December 31			$546	$352

Progress Energy Master Retirement Trust

The following table provides the fair value measurement amounts for the Progress Energy Master Retirement Trust qualified pension assets.

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Equity securities	$1,094	$361	$733	$ ―
Corporate debt securities	432	―	432	―
Partnership interests	154	―	―	154
Hedge funds	313	―	189	124
U.S. government securities	515	405	110	―
Governments bonds - foreign	6	―	6	―
Cash	160	113	47	―
Net pending transactions and other investments	16	―	6	10
Total assets(a)	$2,690	$879	$1,523	$288

(a)

Duke Energy Progress and Duke Energy Florida were allocated approximately 48 percent and 44 percent, respectively, of the Progress Energy Master Trust assets at December 31, 2012. Accordingly, all Level 1, 2 and 3 amounts included in the table above are allocable to Duke Energy Progress and Duke Energy Florida using these percentages.

The following table provides a reconciliation of beginning and ending balances of Progress Trust assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

(in millions)			2013	2012
Balance at January 1			$288	$311
Combination of trust assets			(288)	―
Purchases, sales, issuances and settlements
Purchases			―	13
Sales			―	(14)
Transfers in and/or out of level 3			―	(41)
Total gains (losses) and other			―	19
Balance at December 31			$ ―	$288

VEBA I

The following tables provide the fair value measurement amounts for VEBA I other post-retirement assets.

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$21	$ ―	$21	$ ―
Equity securities	15	―	15	―
Debt securities	15	―	15	―
Total assets	$51	$ ―	$51	$ ―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$22	$ ―	$22	$ ―
Equity securities	12	―	12	―
Debt securities	16	―	16	―
Total assets	$50	$ ―	$50	$ ―

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Employee Savings Plans

Duke Energy sponsors, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions, and, as applicable, after-tax contributions, of up to 6 percent of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.

The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ended December 31,
2013	$134	$45	$45	$25	$14	$3	$7
2012	107	37	45	24	15	4	6
2011	86	37	44	23	14	4	8

22. INCOME TAXES

Income Tax Expense

Components of Income Tax Expense

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$(123)	$49	$(221)	$(70)	$(143)	$(21)	$(88)
State	(37)	11	(37)	(10)	(13)	(2)	7
Foreign	151	―	―	―	―	―	―
Total current income taxes	(9)	60	(258)	(80)	(156)	(23)	(81)
Deferred income taxes
Federal	1,129	464	555	316	326	93	276
State	142	75	84	59	44	5	29
Foreign	14	―	―	―	―	―	―
Total deferred income taxes(a)	1,285	539	639	375	370	98	305
Investment tax credit amortization	(15)	(5)	(8)	(7)	(1)	―	(1)
Income tax expense from continuing operations	1,261	594	373	288	213	75	223
Tax benefit from discontinued operations	(27)	―	(26)	―	―	―	―
Total income tax expense included in Consolidated Statements of Operations	$1,234	$594	$347	$288	$213	$75	$223

(a)

Includes benefits of net operating loss (NOL) carryforwards of $837 million at Duke Energy, $458 million at Progress Energy, $64 million at Duke Energy Progress, $301 million at Duke Energy Florida, $29 million at Duke Energy Ohio and $179 million at Duke Energy Indiana.

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$(46)	$(1)	$(88)	$(48)	$6	$26	$(27)
State	35	(25)	2	(6)	―	11	27
Foreign	133	―	―	―	―	―	―
Total current income taxes	122	(26)	(86)	(54)	6	37	―
Deferred income taxes
Federal	513	408	226	162	121	72	(47)
State	64	77	40	9	21	(9)	(25)
Foreign	20	―	―	―	―	―	―
Total deferred income taxes(a)	597	485	266	171	142	63	(72)
Investment tax credit amortization	(14)	(6)	(8)	(7)	(1)	(2)	(1)
Income tax expense (benefit) from continuing operations	705	453	172	110	147	98	(73)
Tax expense from discontinued operations	24	―	29	―	―	―	―
Total income tax expense (benefit) included in Consolidated Statements of Operations	$729	$453	$201	$110	$147	$98	$(73)

(a)

Includes benefits of NOL carryforwards of $1,127 million at Duke Energy, $245 million at Duke Energy Carolinas, $357 million at Progress Energy, $257 million at Duke Energy Progress, $25 million at Duke Energy Florida, $99 million at Duke Energy Ohio and $205 million at Duke Energy Indiana.

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$(37)	$(122)	$(91)	$(27)	$(60)	$(95)	$95
State	21	30	29	21	5	1	42
Foreign	164	―	―	―	―	―	―
Total current income taxes	148	(92)	(62)	(6)	(55)	(94)	137
Deferred income taxes
Federal	526	531	365	262	214	194	(38)
State	56	40	27	6	22	(2)	(23)
Foreign	32	―	―	―	―	―	―
Total deferred income taxes(a)	614	571	392	268	236	192	(61)
Investment tax credit amortization	(10)	(7)	(7)	(6)	(1)	(2)	(2)
Income tax expense from continuing operations	752	472	323	256	180	96	74
Tax benefit from discontinued operations	―	―	(3)	―	―	―	―
Total income tax expense included in Consolidated Statements of Operations	$752	$472	$320	$256	$180	$96	$74

(a)

Includes benefits of NOL carryforwards of $274 million at Duke Energy, $79 million at Duke Energy Carolinas, $213 million at Progress Energy, $54 million at Duke Energy Progress, $41 million at Duke Energy Florida and $47 million at Duke Energy Ohio.

Duke Energy Income from Continuing Operations before Income Taxes

					Years Ended December 31,
(in millions)					2013	2012	2011
Domestic					$3,320	$1,827	$1,780
Foreign					600	624	685
Income from continuing operations before income taxes					$3,920	$2,451	$2,465

Statutory Rate Reconciliation

The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,372	$549	$361	$276	$188	$62	$203
State income tax, net of federal income tax effect	67	56	31	31	20	2	23
Tax differential on foreign earnings	(45)	―	―	―	―	―	―
AFUDC equity income	(55)	(32)	(18)	(15)	(3)	―	(5)
Renewable energy production tax credits	(59)	―	―	―	―	―	―
Other items, net	(19)	21	(1)	(4)	8	11	2
Income tax expense from continuing operations	$1,261	$594	$373	$288	$213	$75	$223
Effective tax rate	32.2%	37.8%	36.2%	36.5%	39.6%	42.2%	38.4%

Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35 percent	$858	$461	$185	$134	$145	$96	$(43)
State income tax, net of federal income tax effect	64	34	33	1	14	1	1
Tax differential on foreign earnings	(66)	―	―	―	―	―	―
AFUDC equity income	(101)	(54)	(37)	(24)	(13)	(2)	(26)
Renewable energy production tax credits	(25)	―	―	―	―	―	―
Other items, net	(25)	12	(9)	(1)	1	3	(5)
Income tax expense (benefit) from continuing operations	$705	$453	$172	$110	$147	$98	$(73)
Effective tax rate	28.8%	34.3%	32.7%	28.7%	35.7%	36.0%	59.5%

Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35 percent	$863	$457	$319	$270	$173	$102	$85
State income tax, net of federal income tax effect	50	46	39	18	17	(1)	13
Tax differential on foreign earnings	(44)	―	―	―	―	―	―
AFUDC equity income	(91)	(59)	(36)	(25)	(11)	(2)	(31)
Renewable energy production tax credits	(21)	―	―	―	―	―	―
Other items, net	(5)	28	1	(7)	1	(3)	7
Income tax expense from continuing operations	$752	$472	$323	$256	$180	$96	$74
Effective tax rate	30.5%	36.1%	35.6%	33.2%	36.3%	33.1%	30.6%

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Valuation allowances have been established for certain foreign and state NOL carryforwards and state income tax credits that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in Tax differential on foreign earnings and State income tax, net of federal income tax effect in the above tables.

DEFERRED TAXES

Net Deferred Income Tax Liability Components

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Deferred credits and other liabilities	$245	$56	$136	$9	$96	$(13)	$9
Capital lease obligations	59	11	―	―	―	―	(2)
Pension, postretirement and other employee benefits	649	18	341	119	145	23	54
Progress Energy merger purchase accounting adjustments(a)	1,184	―	―	―	―	―	―
Tax credits and NOL carryforwards	4,307	488	1,965	396	365	165	521
Other	265	15	116	39	43	20	14
Valuation allowance	(192)	―	(40)	(1)	―	―	―
Total deferred income tax assets	6,517	588	2,518	562	649	195	596
Investments and other assets	(1,396)	(999)	(209)	(160)	(49)	(17)	(7)
Accelerated depreciation rates	(12,615)	(4,400)	(3,663)	(2,528)	(1,160)	(1,937)	(1,591)
Regulatory assets and deferred debits	(3,185)	(609)	(1,389)	(202)	(1,159)	(168)	(117)
Total deferred income tax liabilities	(17,196)	(6,008)	(5,261)	(2,890)	(2,368)	(2,122)	(1,715)
Net deferred income tax liabilities	$(10,679)	$(5,420)	$(2,743)	$(2,328)	$(1,719)	$(1,927)	$(1,119)

(a)		Primarily related to capital lease obligations and debt fair value adjustments.

On July 23, 2013, HB 998 was signed into law. HB 998 reduces the North Carolina corporate income tax rate from a statutory 6.9 percent to 6.0 percent in January 2014 with a further reduction to 5.0 percent in January 2015. Duke Energy recorded a net reduction of approximately $145 million to its North Carolina deferred tax liability in the third quarter of 2013. The significant majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of the amounts related to Duke Energy Carolinas and Duke Energy Progress. The impact of HB 998 did not have a significant impact on the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.

The following table presents the expiration of tax credits and NOL carryforwards.

December 31, 2013
(in millions)	Amount	Expiration Year
Investment Tax Credits	$498	2029	-	2033
Alternative Minimum Tax Credits	1,028	Indefinite
Federal NOL carryforwards	2,471	2030	-	2033
State NOL carryforwards and credits(a)	189	2014	-	2033
Foreign NOL carryforwards(b)	121	2015	-	2033
Total tax credits and NOL carryforwards	$4,307

(a)

A valuation allowance of $83 million has been recorded on the state NOL carryforwards, state tax credits and state capital loss carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

(b)

A valuation allowance of $109 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table. Certain foreign NOL carryforwards have an indefinite expiration period.

December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Deferred credits and other liabilities	$256	$64	$110	$24	$76	$(10)	$22
Capital lease obligations	60	13	―	―	―	―	(1)
Pension, postretirement and other employee benefits	1,320	117	712	318	257	62	94
Progress Energy merger purchase accounting adjustments(a)	1,312	―	―	―	―	―	―
Tax credits and NOL carryforwards	3,311	447	1,536	309	91	152	340
Other	408	22	230	82	126	10	27
Valuation allowance	(226)	―	(77)	―	―	(1)	―
Total deferred income tax assets	6,441	663	2,511	733	550	213	482
Investments and other assets	(1,093)	(838)	(112)	(108)	(6)	(25)	(18)
Accelerated depreciation rates	(11,208)	(4,289)	(2,803)	(2,178)	(592)	(1,823)	(1,131)
Regulatory assets and deferred debits	(3,819)	(627)	(1,775)	(465)	(1,318)	(197)	(185)
Total deferred income tax liabilities	(16,120)	(5,754)	(4,690)	(2,751)	(1,916)	(2,045)	(1,334)
Net deferred income tax liabilities	$(9,679)	$(5,091)	$(2,179)	$(2,018)	$(1,366)	$(1,832)	$(852)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.

Classification of Deferred Tax Assets (Liabilities) in the Consolidated Balance Sheets

December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current Assets: Other	$1,373	$286	$540	$229	$110	$85	$52
Investments and Other Assets: Other	45	―	―	―	―	―	―
Deferred Credits and Other Liabilities: Other	(12,097)	(5,706)	(3,283)	(2,557)	(1,829)	(2,012)	(1,171)
Net deferred income tax liabilities	$(10,679)	$(5,420)	$(2,743)	$(2,328)	$(1,719)	$(1,927)	$(1,119)

December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current Assets: Other	$732	$90	$359	$144	$152	$21	$1
Investments and Other Assets: Other	85	―	20	―	―	―	―
Current Liabilities: Other	(6)	―	―	―	―	―	―
Deferred Credits and Other Liabilities: Other	(10,490)	(5,181)	(2,558)	(2,162)	(1,518)	(1,853)	(853)
Net deferred income tax liabilities	$(9,679)	$(5,091)	$(2,179)	$(2,018)	$(1,366)	$(1,832)	$(852)

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Deferred income taxes and foreign withholding taxes have not been provided on undistributed earnings of Duke Energy’s foreign subsidiaries when such amounts are deemed to be indefinitely reinvested. The cumulative undistributed earnings as of December 31, 2013 on which Duke Energy has not provided deferred income taxes and foreign withholding taxes is approximately $2.4 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $300 million and $375 million.

UNRECOGNIZED TAX BENEFITS

The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unrecognized tax benefits — January 1	$540	$271	$131	$67	$44	$36	$32
Unrecognized tax benefits increases (decreases)
Gross decreases — tax positions in prior periods	(231)	(100)	(86)	(45)	(37)	(36)	(31)
Decreases due to settlements	(66)	―	―	―	―	―	―
Reduction due to lapse of statute of limitations	(13)	―	(13)	―	1	―	―
Total changes	(310)	(100)	(99)	(45)	(36)	(36)	(31)
Unrecognized tax benefits — December 31	$230	$171	$32	$22	$8	$ ―	$1

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unrecognized tax benefits — January 1	$385	$260	$173	$73	$80	$32	$24
Acquisitions	128	―	―	―	―	―	―
Unrecognized tax benefits increases (decreases)
Gross increases — tax positions in prior periods	29	12	23	10	12	2	6
Gross decreases — tax positions in prior periods	(4)	―	(72)	(19)	(52)	―	―
Gross increases — current period tax positions	28	15	8	4	4	4	4
Gross decreases — current period tax positions	(9)	(5)	(1)	(1)	―	(2)	(2)
Decreases due to settlements	(13)	(11)	―	―	―	―	―
Reduction due to lapse of statute of limitations	(4)	―	―	―	―	―	―
Total changes	155	11	(42)	(6)	(36)	4	8
Unrecognized tax benefits — December 31	$540	$271	$131	$67	$44	$36	$32

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unrecognized tax benefits — January 1	$342	$217	$176	$74	$99	$29	$21
Unrecognized tax benefits increases (decreases)
Gross increases — tax positions in prior periods	49	42	88	19	66	4	3
Gross decreases — tax positions in prior periods	(18)	(8)	(24)	(14)	(21)	(5)	(3)
Gross increases — current period tax positions	16	9	9	8	1	4	3
Gross decreases — current period tax positions	―	―	(8)	(4)	(4)	―	―
Decreases due to settlements	(4)	―	(68)	(10)	(61)	―	―
Total changes	43	43	(3)	(1)	(19)	3	3
Unrecognized tax benefits — December 31	$385	$260	$173	$73	$80	$32	$24

The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits. It is reasonably possible that Duke Energy and Duke Energy Carolinas will reflect an approximate $4 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements. All other Duke Energy Registrants do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.

		December 31, 2013
(in millions)		Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Indiana
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)		$128	$116	$2	$1	$1	$1
Amount that if recognized, would be recorded as a component of discontinued operations		8	―	―	―	―	―

(a)

Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are unable to estimate the specific amounts that would affect the effective tax rate versus the regulatory liability.

OTHER TAX MATTERS

The following tables include interest recognized in the Consolidated Statements of Operations and the Consolidated Balance Sheets.

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Net interest income recognized related to income taxes	$2	$2	$6	$7	$ ―	$4	$1
Interest payable related to income taxes	27	8	10	2	7	―	―

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Net interest income recognized related to income taxes	$10	$9	$ ―	$ ―	$ ―	$ ―	$2
Net interest expense recognized related to income taxes	―	―	2	―	2	―	―
Interest receivable related to income taxes	―	7	―	―	―	―	―
Interest payable related to income taxes	7	―	17	8	9	3	1

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Net interest income recognized related to income taxes	$12	$5	$24	$6	$22	$ ―	$ ―
Net interest expense recognized related to income taxes	―	―	―	―	―	1	1
Interest receivable related to income taxes	8	5	―	―	―	―	―
Interest payable related to income taxes	―	―	21	8	7	3	3

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2006. The years 2006 and 2007 are in Appeals. The IRS is currently auditing the federal income tax returns for years 2008 through 2011. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2004.

23. OTHER INCOME AND EXPENSES, NET

The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$26	$1	$7	$1	$3	$6	$6
Foreign exchange losses	(18)	―	―	―	―	―	―
AFUDC equity	157	91	50	42	8	1	15
Deferred returns	39	32	7	7	―	―	―
Other income (expense)	58	(4)	30	7	19	(3)	(3)
Other income and expense, net	$262	$120	$94	$57	$30	$4	$18

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$50	$11	$2	$1	$1	$10	$7
Foreign exchange losses	(5)	―	―	―	―	―	―
AFUDC equity	300	154	106	69	37	6	84
Deferred returns	24	24	―	―	―	―	―
Other income (expense)	28	(4)	22	9	1	(3)	(1)
Other income and expense, net	$397	$185	$130	$79	$39	$13	$90

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$53	$10	$2	$1	$1	$14	$14
Foreign exchange gains	2	―	―	―	―	―	―
AFUDC equity	260	168	103	71	32	5	88
Contingent value obligations mark-to-market loss	―	―	(59)	―	―	―	―
Deferred returns	10	10	―	―	―	―	―
Other income (expense)	51	(2)	6	8	(3)	―	(5)
Other income and expense, net	$376	$186	$52	$80	$30	$19	$97

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

24. SUBSEQUENT EVENTS

For information on subsequent events related to acquisitions, dispositions and sales of other assets, regulatory matters and commitments and contingencies, see Notes 2, 4 and  5.

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

DUKE ENERGY

The following table includes the results of Progress Energy beginning July 2, 2012. Quarterly EPS amounts are meant to be stand-alone calculations and are not always additive to the full-year amount due to rounding and the weighting of share issuances.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Operating revenues	$5,898	$5,879	$6,709	$6,112	$24,598
Operating income	1,215	821	1,743	1,203	4,982
Income from continuing operations	634	345	994	686	2,659
Net income	634	342	1,008	692	2,676
Net income attributable to Duke Energy Corporation	634	339	1,004	688	2,665
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.89	$0.48	$1.40	$0.96	$3.74
Diluted	$0.89	$0.48	$1.40	$0.96	$3.74
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.89	$0.48	$1.42	$0.97	$3.77
Diluted	$0.89	$0.48	$1.42	$0.97	$3.76

2012
Operating revenues	$3,630	$3,577	$6,722	$5,695	$19,624
Operating income	495	786	1,078	767	3,126
Income from continuing operations	297	449	594	406	1,746
Net income	299	448	598	437	1,782
Net income attributable to Duke Energy Corporation	295	444	594	435	1,768
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.66	$0.99	$0.84	$0.57	$3.01
Diluted	$0.66	$0.99	$0.84	$0.57	$3.01
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.66	$0.99	$0.85	$0.62	$3.07
Diluted	$0.66	$0.99	$0.85	$0.62	$3.07

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013 (a)
Costs to achieve Progress Energy merger (see Note 2)	$(55)	$(82)	$(88)	$(72)	$(297)
Crystal River Unit 3 charges (see Note 4)	—	(295)	—	(57)	(352)
Harris and Levy nuclear development charges (see Note 4)	—	(87)	—	—	(87)
Gain on sale of DukeNet (see Note 12)	—	—	—	105	105
Total	$(55)	$(464)	$(88)	$(24)	$(631)

2012
Costs to achieve Progress Energy merger (see Note 2)	$(8)	$(7)	$(457)	$(164)	$(636)
Edwardsport IGCC charges (see Note 4)	(420)	—	(180)	(28)	(628)
Voluntary Opportunity Plan deferral (see Note 19)	101	—	—	—	101
Total	$(327)	$(7)	$(637)	$(192)	$(1,163)

(a)

Revised retail rates became effective in January for Duke Energy Florida, May for Duke Energy Ohio, June for Duke Energy Progress and September for Duke Energy Carolinas (see Note 4 for further information).

DUKE ENERGY CAROLINAS

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Operating revenues	$1,729	$1,591	$1,919	$1,715	$6,954
Operating income	434	351	604	420	1,809
Net income	244	181	342	209	976

2012
Operating revenues	$1,501	$1,616	$1,939	$1,609	$6,665
Operating income	475	386	440	216	1,517
Net income	266	211	258	130	865

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013 (a)
Costs to achieve Progress Energy merger (see Note 2)	$(22)	$(35)	$(34)	$(29)	$(120)

2012
Costs to achieve Progress Energy merger (see Note 2)	$(4)	$(5)	$(184)	$(46)	$(239)
Voluntary Opportunity Plan deferral (see Note 19)	101	—	—	—	101
Total	$97	$(5)	$(184)	$(46)	$(138)

(a)	Revised retail rates became effective in September in both North Carolina and South Carolina (see Note 4 for further information).

PROGRESS ENERGY

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Operating revenues	$2,186	$2,281	$2,766	$2,300	$9,533
Operating income	430	114	671	403	1,618
Income (loss) from continuing operations	154	(13)	328	190	659
Net income (loss)	154	(17)	342	196	675
Net income (loss) attributable to Parent	153	(17)	341	195	672

2012
Operating revenues	$2,102	$2,288	$2,788	$2,227	$9,405
Operating income	363	277	379	118	1,137
Income (loss) from continuing operations	141	68	154	(8)	355
Net income	152	64	157	34	407
Net income attributable to Parent	150	63	155	32	400

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013 (a)
Costs to achieve the merger with Duke Energy (see Note 2)	$(19)	$(33)	$(42)	$(28)	$(122)
Crystal River Unit 3 charges (see Note 4)	―	(295)	―	(57)	(352)
Harris and Levy nuclear development charges (see Note 4)	―	(87)	―	―	(87)
Total	$(19)	$(415)	$(42)	$(85)	$(561)

2012
Costs to achieve the merger with Duke Energy (see Note 2)	$(7)	$(20)	$(217)	$(82)	$(326)
Florida replacement power refund (see Note 4)	―	―	(100)	―	(100)
Crystal River Unit 3 charges (see Note 4)	―	―	―	(192)	(192)
Total	$(7)	$(20)	$(317)	$(274)	$(618)

(a)	Revised retail rates became effective in January in Florida and June in North Carolina (see Note 4 for further information).

DUKE ENERGY PROGRESS

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Operating revenues	$1,216	$1,135	$1,430	$1,211	$4,992
Operating income	212	166	303	251	932
Net income	110	77	175	138	500

2012
Operating revenues	$1,090	$1,090	$1,398	$1,128	$4,706
Operating income	107	83	172	148	510
Net income	52	31	96	93	272

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013 (a)
Costs to achieve the merger with Duke Energy (see Note 2)	$(11)	$(22)	$(32)	$(19)	$(84)
Harris nuclear development charges (see Note 4)	―	(22)	―	―	(22)
Total	$(11)	$(44)	$(32)	$(19)	$(106)

2012
Costs to achieve the merger with Duke Energy (see Note 2)	$(4)	$(12)	$(180)	$(36)	$(232)

(a)	Revised retail rates became effective in June in North Carolina (see Note 4 for further information).

DUKE ENERGY FLORIDA

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Operating revenues	$968	$1,142	$1,332	$1,085	$4,527
Operating income (loss)	221	(53)	369	151	688
Net income (loss)	110	(57)	197	75	325

2012
Operating revenues	$1,010	$1,196	$1,388	$1,095	$4,689
Operating income (loss)	255	196	207	(29)	629
Net income (loss)	128	83	100	(45)	266

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013 (a)
Costs to achieve the merger with Duke Energy (see Note 2)	$(8)	$(11)	$(10)	$(9)	$(38)
Crystal River Unit 3 charges (see Note 4)	―	(295)	―	(57)	(352)
Levy nuclear development charges (see Note 4)	―	(65)	―	―	(65)
Total	$(8)	$(371)	$(10)	$(66)	$(455)

2012
Costs to achieve the merger with Duke Energy (see Note 2)	$(3)	$(8)	$(37)	$(46)	$(94)
Replacement power refund (see Note 4)	―	―	(100)	―	(100)
Crystal River Unit 3 charges (see Note 4)	―	―	―	(192)	(192)
Total	$(3)	$(8)	$(137)	$(238)	$(386)

(a)	Revised retail rates became effective in January (see Note 4 for further information).

DUKE ENERGY OHIO

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Operating revenues	$747	$811	$819	$868	$3,245
Operating (loss) income	(17)	108	116	44	251
Net (loss) income	(21)	58	59	6	102

2012
Operating revenues	$912	$717	$757	$766	$3,152
Operating income	138	95	42	74	349
Net income	74	45	14	42	175

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013 (a)
Costs to achieve Progress Energy merger (see Note 2)	$(4)	$(4)	$(4)	$(4)	$(16)

2012
Costs to achieve Progress Energy merger (see Note 2)	$(1)	$(1)	$(22)	$(12)	$(36)

(a)	Revised retail rates became effective in May (see Note 4 for further information).

DUKE ENERGY INDIANA

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Operating revenues	$724	$700	$755	$747	$2,926
Operating income	181	168	203	181	733
Net income	90	82	104	82	358

2012
Operating revenues	$688	$685	$718	$626	$2,717
Operating (loss) income	(272)	134	(30)	93	(75)
Net (loss) income	(167)	77	(19)	59	(50)

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Costs to achieve Progress Energy merger (see Note 2)	$(4)	$(5)	$(5)	$(5)	$(19)

2012
Costs to achieve Progress Energy merger (see Note 2)	$(1)	$(1)	$(21)	$(11)	$(34)
Edwardsport IGCC charges (see Note 4)	(420)	—	(180)	(28)	(628)
Total	$(421)	$(1)	$(201)	$(39)	$(662)

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2013 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Duke Energy Registrants’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a−15(f) and 15d−15(f). The Duke Energy Registrants’ internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2013 based on the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2013.

Deloitte & Touche LLP, Duke Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of Duke Energy’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Duke Energy will provide information that is responsive to this Item 10 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Directors and Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

Duke Energy will provide information that is responsive to this Item 11 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Duke Energy will provide information that is responsive to this Item 12 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Duke Energy will provide information that is responsive to this Item 13 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2013 and 2012.

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Types of Fees
Audit Fees(c)	$11.5	$4.1	$4.3	$2.5	$1.8	$1.3	$1.2
Audit-Related Fees(d)	2.3	0.4	0.2	0.1	0.1	-	-
Tax Fees(e)	0.5	0.2	0.2	0.1	0.1	0.1	0.1
Total Fees	$14.3	$4.7	$4.7	$2.7	$2.0	$1.4	$1.3

	Year Ended December 31, 2012
(in millions)	Duke Energy(a)	Duke Energy Carolinas	Progress Energy(b)	Duke Energy Progress(b)	Duke Energy Florida(b)	Duke Energy Ohio	Duke Energy Indiana
Types of Fees
Audit Fees(c)	$12.2	$4.2	$3.2	$1.7	$1.5	$2.8	$1.3
Audit-Related Fees(d)	2.5	0.9	0.4	0.2	0.2	0.5	0.3
Tax Fees(e)	0.9	0.3	0.2	0.1	0.1	0.2	0.1
Total Fees	$15.6	$5.4	$3.8	$2.0	$1.8	$3.5	$1.7

(a)	Excludes accounting fees and services for Progress Energy registrants paid prior to the merger on July 2, 2012.
(b)	Includes all accounting fees and services paid prior to and subsequent to the merger.
(c)

Audit Fees are fees billed or expected to be billed for professional services for the audit of the Duke Energy Registrants’ financial statements included in the annual report on Form 10-K and the review of financial statements included in quarterly reports on Form 10-Q, for services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or for any other service performed by Deloitte to comply with generally accepted auditing standards.

(d)

Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of an audit or review of financial statements, including assistance with acquisitions and divestitures and internal control reviews.

(e)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

PART III

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including the Subsidiary Registrants that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the Securities and Exchange Commission’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in in 2013 and 2012 by the independent public accountant were approved by the Duke Energy Audit Committee and Legacy Progress Energy Audit Committee pursuant to their pre-approval policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)     Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Corporation

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changed in Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule I — Condensed Parent Company Financial Information for the Years Ended December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Carolinas, LLC

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Member’s Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Progress Energy, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

PART IV

Duke Energy Progress, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Florida, Inc.

Financial Statements

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Balance Sheets as of December 31, 2013 and 2012

Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to the Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Ohio, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Indiana, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2014

DUKE ENERGY CORPORATION (Registrant)

By:	/s/ LYNN J. GOOD
Lynn J. Good
Vice Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Vice Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

	William Barnet, III*	James H. Hance, Jr.*	Carlos A. Saladrigas*

	G. Alex Bernhardt, Sr.*	John T. Herron *	Philip R. Sharp*

	Michael G. Browning*	James B. Hyler, Jr.*

	Harris E. DeLoach, Jr.*	William E. Kennard *

	Daniel R. DiMicco*	E. Marie McKee*

	John H. Forsgren*	E. James Reinsch*

	Ann M. Gray*	James T. Rhodes*

Steven K. Young, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ STEVEN K. YOUNG
Attorney-In-Fact

Date: February 28, 2014

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: February 28, 2014

DUKE ENERGY CAROLINAS, LLC (Registrant)

By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K.YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2014

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2014

PROGRESS ENERGY, INC. (Registrant)

By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ JULIA S. JANSON
Julia S. Janson

Date: February 28, 2014

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2014

DUKE ENERGY PROGRESS, INC. (Registrant)

By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2014

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2014

DUKE ENERGY FLORIDA, INC. (Registrant)

By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL Dhiaa M. Jamil

/s/ JULIA S. JANSON Julia S. Janson

/s/ B. KEITH TRENT B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2014

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: February 28, 2014

DUKE ENERGY OHIO, INC (Registrant)

By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2014

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: February 28, 2014

DUKE ENERGY INDIANA, INC (Registrant)

By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ BRIAN. D. SAVOY
Brian D. Savoy
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F. ESAMANN Douglas F. Esamann

/s/ KELLEY A. KARN Kelley A. Karn

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2014

Part IV

EXHIBIT INDEX

Exhibits filed herewithin are designed by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***). Legacy Progress Energy, management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 (b) of Form 10-K (+).

PART IV

Exhibit Number	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana

2.1

Agreement and Plan of Merger between Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc., dated as of January 8, 2011, (incorporated by reference to Exhibit 2.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on January 11, 2011, File No. 1-32853).

X
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 4, 2006, File No. 1-32853).	X
3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on July 3, 2012, File No. 1-32853).	X
3.2

Articles of Organization including Articles of Conversion (incorporated by reference to Exhibit 3.1 to Duke Energy Carolinas, LLC's Current Report on Form 8-K filed on April 7, 2006, File No. 1-04928).

X
3.2.1

Amended Articles of Organization, effective October 1, 2006, (incorporated by reference to Exhibit 3.1 to Duke Energy Carolinas, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 13, 2006, File No. 1-04928).

X
3.3

Amended Articles of Consolidation of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), effective October 23, 1996, (incorporated by reference to Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 13, 1996, File No. 1-01232).

X
3.3.1

Amended Articles of Consolidation, effective October 1, 2006, (incorporated by reference to Exhibit 3.1 to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 17, 2006, File No. 1-01232).

X
3.4

Amended Articles of Consolidation of Duke Energy Indiana, Inc. (formerly PSI Energy Inc.), effective April 20, 1995, (incorporated by reference to Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 filed on August 11, 1995, File No. 1-03543).

X
3.4.1

Amendment to Article D of the Amended Articles of Consolidation of Duke Energy Indiana, Inc. (formerly PSI Energy Inc.), effective July 10, 1997, (incorporated by reference to Exhibit 3(f) to registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 27, 1998, File No. 1-03543).

X
3.4.2

Amended Articles of Consolidation, effective October 1, 2006, (incorporated by reference to Exhibit 3.1 to Duke Energy Indiana, Inc.'s (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 17, 2006, File No. 1-03543).

X
3.5	Amended and Restated By-Laws of Duke Energy Corporation (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on October 25, 2013, File No. 1-32853).	X
3.6

Limited Liability Company Operating Agreement of Duke Energy Carolinas, LLC (incorporated by reference to Exhibit 3.2 to registrant's Current Report on Form 8-K filed on April 7, 2006, File No. 1-04928).

X
3.7

Regulations of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), effective July 23, 2003, (incorporated by reference to Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 13, 2003, File No. 1-01232).

X
3.8

By-Laws of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), effective July 23, 2003, (incorporated by reference to Exhibit 3.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 13, 2003, File No. 1-03543).

X
3.10

Restated Charter of Duke Energy Progress (formerly Carolina Power & Light Company), effective May 10, 1996, (incorporated by reference to Exhibit 3(i) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed on August 13, 1997, File No. 1-03382).

X
3.11

Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective June 15, 2000, (incorporated by reference to Exhibit 3(a)(1) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000, File No. 1-03382).

X
3.11.1

Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective December 4, 2000, (incorporated by reference to Exhibit 3(b)(1) to registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002, File No. 1-03382).

X
3.11.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective May 10, 2006, (incorporated by reference to Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-15929).

X
3.12

Amended Articles of Incorporation of Duke Energy Florida, Inc. (formerly Florida Power Corporation) (incorporated by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the year ended December 31, 1991 filed on March 30, 1992, File No. 1-03274).

X
3.13

By-Laws of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective May 10, 2006, (incorporated by reference to Exhibit 3(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-15929).

X
3.14

By-Laws of Duke Energy Progress, Inc. (formerly Carolina Power & Light Company), effective May 13, 2009, (incorporated by reference to Exhibit 3(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009, File No. 1-15929).

X
3.15

By-Laws of Duke Energy Florida, Inc. (formerly Florida Power Corporation), effective September 20, 2010, (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on September 20, 2010, File No. 1-3274).

X
4.1

Indenture between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 3, 2008, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).

X
4.1.1	First Supplemental Indenture, dated as of June 16, 2008, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation’s Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).	X
4.1.2

Second Supplemental Indenture, dated as of January 26, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on January 26, 2009, File No. 1-32853).

X
4.1.3

Third Supplemental Indenture, dated as of August 28, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on August 28, 2009, File No. 1-32853).

X
4.1.4	Fourth Supplemental Indenture, dated as of March 25, 2010, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on March 25, 2010, File No. 1-32853).	X
4.1.5

Fifth Supplemental Indenture, dated as of August 25, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on August 25, 2011, File No. 1-32853).

X
4.1.6

Sixth Supplemental Indenture, dated as of November 17, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on November 17, 2011, File No. 1-32853).

X
4.1.7

Seventh Supplemental Indenture, dated as of August 16 , 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on August 16, 2012, File No. 1-32853).

X
4.1.8	Eighth Supplemental Indenture, dated as of January 14, 2013, (incorporated by reference to Exhibit 2 to Duke Energy Corporation’s Form 8-A filed on January 14, 2013, File No. 1-32853).	X
4.1.9	Ninth Supplemental Indenture, dated as of June 13, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on June 13, 2013, File No. 1-32853).	X
4.1.10

Tenth Supplemental Indenture, dated as of October 11, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on October 11, 2013, File No.1-32853).

X
4.2

Senior Indenture between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), dated as of September 1, 1998, (incorporated by reference to Exhibit 4-D-1 to registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-3 filed on April 7, 1999, File No. 333-14209).

X
4.2.1

Fifteenth Supplemental Indenture, dated as of April 3, 2006, (incorporated by reference to Exhibit 4.4.1 to Duke Energy Corporation's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483).

X
4.2.2

Sixteenth Supplemental Indenture, dated as of June 5, 2007, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on June 6, 2007, File No. 1-04928).

X
4.3

First and Refunding Mortgage from Duke Energy Carolinas, LLC to The Bank of New York Mellon Trust Company, N.A., successor trustee to Guaranty Trust Company of New York, dated as of December 1, 1927, (incorporated by reference to Exhibit 7(a) to registrant’s Form S-1, effective October 15, 1947, File No. 2-7224).

X
4.3.1

Instrument of Resignation, Appointment and Acceptance among Duke Energy Carolinas, LLC, JPMorgan Chase Bank, N.A., as Trustee, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of September 24, 2007, (incorporated by reference to Exhibit 4.6.1 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483).

X
4.3.2	Ninth Supplemental Indenture, dated as of February 1, 1949, (incorporated by reference to Exhibit 7 (j) to registrant’s Form S-1 filed on February 3, 1949, File No. 2-7808).		X
4.3.3	Twentieth Supplemental Indenture, dated as of June 15, 1964, (incorporated by reference to Exhibit 4-B-20 to registrant’s Form S-1 filed on August 23, 1966, File No. 2-25367).		X
4.3.4	Twenty-third Supplemental Indenture, dated as of February 1, 1968, (incorporated by reference to Exhibit 2-B-26 to registrant’s Form S-9 filed on January 21, 1969, File No. 2-31304).		X
4.3.5

Sixtieth Supplemental Indenture, dated as of March 1, 1990, (incorporated by reference to Exhibit 4-B-61 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, File No.1-04928).

X
4.3.6

Sixty-third Supplemental Indenture, dated as of July 1, 1991, (incorporated by reference to Exhibit 4-B-64 to registrant’s Registration Statement on Form S-3 filed on February 13, 1992, File No. 33-45501).

X
4.3.7

Eighty-fourth Supplemental Indenture, dated as of March 20, 2006, (incorporated by reference to Exhibit 4.6.9 to Duke Energy Corporation's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483).

X
4.3.8

Eighty-fifth Supplemental Indenture, dated as of January 10, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on January 11, 2008, File No.1-04928).

X
4.3.9

Eighty-seventh Supplemental Indenture, dated as of April 14, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on April 15, 2008, File No.1-04928).

X
4.3.10

Eighty-eighth Supplemental Indenture, dated as of November 17, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on November 20, 2008, File No.1-04928).

X
4.3.11

Ninetieth Supplemental Indenture, dated as of November 19, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on November 19, 2009, File No.1-04928).

X
4.3.12

Ninety-first Supplemental Indenture, dated as of June 7, 2010, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on June 7, 2010, File No.1-04928).

X
4.3.13

Ninety-third Supplemental Indenture, dated as of May 19, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on May 19, 2011, File No.1-04928).

X
4.3.14

Ninety-fourth Supplemental Indenture, dated as of December 8, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on December 8, 2011, File No.1-04928).

X
4.3.15

Ninety-fifth Supplemental Indenture, dated as of September 21, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on September 21, 2012, File No.1-04928).

X
4.4

Mortgage and Deed of Trust between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (formerly Irving Trust Company) and Frederick G. Herbst (Tina D. Gonzalez, successor), as Trustees, dated as of May 1, 1940.

X
4.4.1

First through Fifth Supplemental Indentures thereto (Exhibit 2(b), File No. 2-64189); the Sixth through Sixty-sixth Supplemental Indentures (Exhibit 2(b)-5, File No. 2-16210; Exhibit 2(b)-6, File No. 2-16210; Exhibit 4(b)-8, File No. 2-19118; Exhibit 4(b)-2, File No. 2-22439; Exhibit 4(b)-2, File No. 2-24624; Exhibit 2(c), File No. 2-27297; Exhibit 2(c), File No. 2-30172; Exhibit 2(c), File No. 2-35694; Exhibit 2(c), File No. 2-37505; Exhibit 2(c), File No. 2-39002; Exhibit 2(c), File No. 2-41738; Exhibit 2(c), File No. 2-43439; Exhibit 2(c), File No. 2-47751; Exhibit 2(c), File No. 2-49347; Exhibit 2(c), File No. 2-53113; Exhibit 2(d), File No. 2-53113; Exhibit 2(c), File No. 2-59511; Exhibit 2(c), File No. 2-61611; Exhibit 2(d), File No. 2-64189; Exhibit 2(c), File No. 2-65514; Exhibits 2(c) and 2(d), File No. 2-66851; Exhibits 4(b)-1, 4(b)-2, and 4(b)-3, File No. 2-81299; Exhibits 4(c)-1 through 4(c)-8, File No. 2-95505; Exhibits 4(b) through 4(h), File No. 33-25560; Exhibits 4(b) and 4(c), File No. 33-33431; Exhibits 4(b) and 4(c), File No. 33-38298; Exhibits 4(h) and 4(i), File No. 33-42869; Exhibits 4(e)-(g), File No. 33-48607; Exhibits 4(e) and 4(f), File No. 33-55060; Exhibits 4(e) and 4(f), File No. 33-60014; Exhibits 4(a) and 4(b) to Post-Effective Amendment No. 1, File No. 33-38349; Exhibit 4(e), File No. 33-50597; Exhibit 4(e) and 4(f) to Registration Statement on Form S-3, File No. 33-57835, filed on February 24, 1995; Exhibit to the Current Report on Form 8-K filed on August 28, 1997, File No. 1-03382; Exhibit 4(b) to Registration Statement on Form S-3, File No. 333-69237, filed on December 18, 1998; and Exhibit 4(c) to the Current Report on Form 8-K filed on March 19, 1999, File No. 1-03382).

X
4.4.2

Seventy-second Supplemental Indenture, dated as of September 1, 2003, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on September 12, 2003, File No. 1-03382).

X
4.4.3

Seventy-third Supplemental Indenture, dated as of March 1, 2005, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 22, 2005, File No. 1-03382).

X
4.4.4

Seventy-fourth Supplemental Indenture, dated as of November 1, 2005, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on November 30, 2005, File No. 1-03382).

X
4.4.5

Seventy-fifth Supplemental Indenture, dated as of March 1, 2008, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 13, 2008, File No. 1-03382).

X
4.4.6

Seventy-sixth Supplemental Indenture, dated as of January 1, 2009, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on January 15, 2009, File No. 1-03382).

X
4.4.7

Seventy-seventh Supplemental Indenture, dated as of June 18, 2009, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on June 23, 2009, File No. 1-03382).

X
4.4.8

Seventy-eighth Supplemental Indenture, dated as of September 1, 2011, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on September 15, 2011, File No. 1-03382).

X
4.4.9

Seventy-ninth Supplemental Indenture, dated as of May 1, 2012, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on May 18, 2012, File No. 1-03382).

X
4.4.10

Eightieth Supplemental Indenture, dated as of March 1, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 12, 2013, File No. 1-03382).

X
4.5

Indenture (for Debt Securities) between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (successor in interest to The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed on November 5, 1999, File No. 1-03382).

X
4.6

Indenture (for [Subordinated] Debt Securities)(open ended) (incorporated by reference to Exhibit 4(a)(2) to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Registration Statement on Form S-3 filed on November 18, 2008, File No. 333-155418).

X
4.7

Indenture (for First Mortgage Bonds) between Duke Energy Florida, Inc. (formerly Florida Power Corporation) and The Bank of New York Mellon (as successor to Guaranty Trust Company of New York and The Florida National Bank of Jacksonville), as Trustee, dated as of January 1, 1944, (incorporated by reference to Exhibit B-18 to registrant’s Form A-2, File No. 2-05293).

X
4.7.1

Seventh Supplemental Indenture (incorporated by reference to Exhibit 4(b) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).

X
4.7.2

Eighth Supplemental Indenture (incorporated by reference to Exhibit 4(c) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).

X
4.7.3

Sixteenth Supplemental Indenture (incorporated by reference to Exhibit 4(d) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).

X
4.7.4

Twenty-ninth Supplemental Indenture (incorporated by reference to Exhibit 4(c) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 17, 1982, File No. 2-79832).

X
4.7.5

Thirty-eighth Supplemental Indenture, dated as of July 25, 1994, (incorporated by reference to exhibit 4(f) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on August 29, 1994, File No. 33-55273).

X
4.7.6

Forty-first Supplemental Indenture, dated as of February 1, 2003, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Duke Energy Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on February 21, 2003, File No. 1-03274).

X
4.7.7

Forty-second Supplemental Indenture, dated as of April 1, 2003, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 11, 2003, File No. 1-03274).

X
4.7.8

Forty-third Supplemental Indenture, dated as of November 1, 2003, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on November 21, 2003, File No. 1-03274).

X
4.7.9

Forty-fourth Supplemental Indenture, dated as of August 1, 2004, (incorporated by reference to Exhibit 4(m) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005, File No. 1-03274).

X
4.7.10

Forty-sixth Supplemental Indenture, dated as of September 1, 2007, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on September 19, 2007, File No. 1-03274).

X
4.7.11

Forty-seventh Supplemental Indenture, dated as of December 1, 2007, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on December 13, 2007, File No. 1-03274).

X
4.7.12

Forty-eighth Supplemental Indenture, dated as of June 1, 2008, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on June 18, 2008, File No. 1-03274).

X
4.7.13

Forty-ninth Supplemental Indenture, dated as of March 1, 2010, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on March 25, 2010, File No. 1-03274).

X
4.7.14

Fiftieth Supplemental Indenture, dated as of August 11, 2011, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on August 18, 2011, File No. 1-03274).

X
4.7.15

Fifty-first Supplemental Indenture, dated as of November 1, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on November 20, 2012, File No. 1-03274).

X
4.8

Indenture (for Debt Securities) between Duke Energy Florida, Inc. (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) and The Bank of New York Mellon Trust Company, National Association (successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, dated as of December 7, 2005, (incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed on December 13, 2005, File No. 1-03274).

X
4.9

Indenture (for [Subordinated] Debt Securities)(open ended) (incorporated by reference to Exhibit 4(a)(2) Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Registration Statement on Form S-3 filed on November 18, 2008, File No. 333-155418).

X
4.10

Original Indenture (Unsecured Debt Securities) between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of May 15, 1995, (incorporated by reference to Exhibit 3 to registrant's Form 8-A filed on July 27, 1995, File No. 1-01232).

X
4.10.1

First Supplemental Indenture, dated as of June 1, 1995, (incorporated by reference to Exhibit 4 B to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 filed on August 11, 1995, File No. 1-01232).

X
4.10.2

Seventh Supplemental Indenture, dated as of June 15, 2003, (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 13, 2003, File No. 1-01232).

X
4.11

Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of August 1, 1936, (incorporated by reference to an exhibit to registrant’s Registration Statement No. 2-2374).

X
4.11.1

Fortieth Supplemental Indenture, dated as of March 23, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.’s (formerly The Cincinnati Gas & Electric Company) Current Report on Form 8-K filed on March 24, 2009, File No. 1-01232).

X
4.11.2

Forty-second Supplemental Indenture, dated as of September 6, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.’s (formerly The Cincinnati Gas & Electric Company) Current Report on Form 8-K filed on September 6, 2013, File No. 1-01232).

X
4.12

Indenture between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of November 15, 1996, (incorporated by reference to Exhibit 4(v) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 27, 1997, File No. 1-03543).

X
4.12.1

Third Supplemental Indenture, dated as of March 15, 1998, (incorporated by reference to Exhibit 4 to Duke Energy Indiana, Inc.'s (formerly PSI Energy, Inc.) Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 27, 1998, File No. 1-03543).

X
4.12.2

Eighth Supplemental Indenture, dated as of September 23, 2003, (incorporated by reference to Exhibit 4.2 to Duke Energy Indiana, Inc.'s (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003,  File No. 1-03543).

X
4.12.3

Ninth Supplemental Indenture, dated as of October 21, 2005, (incorporated by reference to Exhibit 4.7.3 to Duke Energy Indiana, Inc.'s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633).

X
4.12.4

Tenth Supplemental Indenture, dated as of June 9, 2006, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on June 15, 2006, File No. 1-03543).

X
4.13

Original Indenture (First Mortgage Bonds) between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Deutsche Bank National Trust Company, as Successor Trustee, dated as of September 1, 1939, (filed as an exhibit in File No. 70-258).

X
4.13.1	Tenth Supplemental Indenture, dated as of July 1, 1952, (filed as an exhibit in File No. 2-9687).							X
4.13.2	Twenty-third Supplemental Indenture, dated as of January 1, 1977, (filed as an exhibit in File No. 2-57828).							X
4.13.3	Twenty-fifth Supplemental Indenture, dated as of September 1, 1978, (filed as an exhibit in File No. 2-62543).							X
4.13.4	Twenty-sixth Supplemental Indenture, dated as of September 1, 1978, (filed as an exhibit in File No. 2-62543).							X
4.13.5	Thirtieth Supplemental Indenture, dated as of August 1, 1980, (filed as an exhibit in File No. 2-68562).							X
4.13.6	Thirty-fifth Supplemental Indenture, dated as of March 30, 1984, (filed as an exhibit to registrant’s Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-03543).							X
4.13.7	Forty-sixth Supplemental Indenture, dated as of June 1, 1990, (filed as an exhibit to registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-03543).							X
4.13.8	Forty-seventh Supplemental Indenture, dated as of July 15, 1991, (filed as an exhibit to registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-03543).							X
4.13.9	Forty-eighth Supplemental Indenture, dated as of July 15, 1992, (filed as an exhibit to registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-03543).							X
4.13.10

Fifty-second Supplemental Indenture, dated as of April 30, 1999, (incorporated by reference to Exhibit 4 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 13, 1999, File No. 1-03543).

X
4.13.11

Fifty-seventh Supplemental Indenture, dated as of August 21, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Current Report Form 8-K filed on August 21, 2008, File No. 1-03543).

X
4.13.12

Fifty-eighth Supplemental Indenture, dated as of December 19, 2008, (incorporated by reference to Exhibit 4.8.12 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).

X
4.13.13

Fifty-ninth Supplemental Indenture, dated as of March 23, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on March 24, 2009, File No. 1-03543).

X
4.13.14

Sixtieth Supplemental Indenture, dated as of June 1, 2009, (incorporated by reference to Exhibit 4.8.14 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).

X
4.13.15

Sixty-first Supplemental Indenture, dated as of October 1, 2009, (incorporated by reference to Exhibit 4.8.15 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).

X
4.13.16

Sixty-second Supplemental Indenture, dated as of July 9, 2010, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on July 9, 2010, File No. 1-03543).

X
4.13.17

Sixty-third Supplemental Indenture, dated as of September 23, 2010, (incorporated by reference to Exhibit 4.8.17 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).

X
4.13.18

Sixty-fourth Supplemental Indenture, dated as of December 1, 2011, (incorporated by reference to Exhibit 4(d)(2)(xviii) to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 30, 2013, File No.333-191462-03).

X
4.13.19

Sixty-fifth Supplemental Indenture, dated as of March 15, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on March 15, 2012, File No. 1-03543).

X
4.13.20

Sixty-sixth Supplemental Indenture, dated as of July 11, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, Inc.’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on July 11, 2013, File No. 1-03543).

X
4.14

Repayment Agreement between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Dayton Power and Light Company, dated as of December 23, 1992, (filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-01232).

X
4.15

Unsecured Promissory Note between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and the Rural Utilities Service, dated as of October 14, 1998, (incorporated by reference to Exhibit 4 to registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 8, 1999, File No. 1-03543).

X
4.16

6.302% Subordinated Note between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Cinergy Corp., dated as of February 5, 2003, (incorporated by reference to Exhibit 4 (yyy) to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12,2003, File No. 1-03543).

X
4.17

6.403% Subordinated Note between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Cinergy Corp., dated as of February 5, 2003, (incorporated by reference to Exhibit 4 (zzz) to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-03543).

X
4.18

Form of Duke Energy InterNote (Fixed Rate), dated as of November 13, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on November 14, 2012, File No. 1-32853).

X
4.19

Form of Duke Energy InterNote (Floating Rate), dated as of November 13, 2012, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation’s Current Report on Form 8-K filed on November 14, 2012, File No. 1-32853).

X
4.20

Contingent Value Obligation Agreement between Progress Energy, Inc. (formerly CP&L Energy, Inc.) and The Chase Manhattan Bank, as Trustee, dated as of November 30, 2000, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 1, 2000, File No. 1-03382).

X
4.21

Forty-second Supplemental Indenture between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 6, 2013, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 6, 2013, File No. 1-01232).

X
4.22

Sixty-sixth Supplemental Indenture between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Deutsche Bank National Trust Company, as Trustee, dated as of July 11, 2013, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on July 11, 2013, File No. 1-03543).

X
10.1

Purchase and Sale Agreement between Duke Energy Americas, LLC and LSP Bay II Harbor Holding, LLC, dated as of January 8, 2006, (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006, File No. 1-32853).

		X	X
10.1.1

Amendment to Purchase and Sale Agreement between Duke Energy Americas, LLC, LS Power Generation, LLC (formerly LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC, dated as of May 4, 2006, (incorporated by reference to Exhibit 10.2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006, File No.1-32853).

		X	X
10.2**	Directors’ Charitable Giving Program (incorporated by reference to Exhibit 10-P to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-04928).	X
10.2.1**

Amendment to Directors’ Charitable Giving Program, dated as of  June 18, 1997, (incorporated by reference to Exhibit 1-1.1 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, File No. 1-04928).

X
10.2.2**

Amendment to Directors’ Charitable Giving Program, dated as of July 28, 1997, (incorporated by reference to Exhibit 10-1.2 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, File No. 1-04928).

X
10.2.3**

Amendment to Directors’ Charitable Giving Program, dated as of February 18, 1998, (incorporated by reference to Exhibit 10-1.3 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, File No. 1-04928).

X
10.3**	Duke Energy Corporation 1998 Long-Term Incentive Plan, as amended, (incorporated by reference to Exhibit 1 to Duke Energy Carolinas, LLC's Form DEF 14A filed on March 28, 2003, File No. 1-04928).	X
10.4

Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-32853).

X
10.5

Asset Purchase Agreement between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated as of December 20, 2006, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 27, 2006, File No. 1-04928).

X
10.6

Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the U.S. Department of Energy, dated as of March 6, 2007, (incorporated by reference to Item 8.01 to registrant's Current Report on Form 8-K filed on March 12, 2007, File No. 1-04928).

X
10.7

Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of July 11, 2007, (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 12, 2007, File No. 1-04928). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

X
10.8	Deferred Compensation Agreement between Duke Energy Indiana, Inc. (PSI Energy, Inc.) and James E. Rogers, dated as of January 1, 1992.							X
10.9

Amended and Restated Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of February 20, 2008, (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 14, 2008, File No. 1-04928). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

X
10.10

Asset Purchase Agreement between Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), dated as of February 5, 2003, (incorporated by reference to Exhibit 10(tt) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-03543).

X
10.11**	Form of Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 4, 2006, File No. 1-32853).	X
10.12

Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of December 21, 2009, (incorporated by reference to Item 1.01 to registrant's Current Report on Form 8-K filed on December 28, 2009, File No. 1-04928).

X
10.13

Asset Purchase Agreement between Capital & Trading., CinCap VII, LLC and Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), dated as of February 5, 2003, (incorporated by reference to Exhibit 10(uu) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-03543).

X
10.14

Asset Purchase Agreement between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005, (incorporated by reference to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 4, 2005, File No. 1-01232).

X
10.15

Asset Purchase Agreement between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005, (incorporated by reference to Exhibit 10(kkkk) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 4, 2005, File No. 1-03543).

X
10.16

Keepwell Agreement between Duke Capital LLC and Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), dated as of April 10, 2006, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on April 14, 2006, File No. 1-01232).

X
10.17

Agreements between Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-32853).

X
10.18

Asset Purchase Agreement between Duke Energy Indiana, Inc., (formerly PSI Energy, Inc.), as Seller, and Wabash Valley Power Association, Inc., as Buyer, dated as of December 1, 2006, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 7, 2006, File No. 1-03543).

X
10.19

Purchase and Sale Agreement between Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 30, 2006, File No. 1-32853).

X
10.20

Engineering, Procurement and Construction Management Agreement between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Bechtel Power Corporation, dated as of December 15, 2008, (incorporated by reference to Exhibit 10.16 to registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009, File No. 1-03543). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

X
10.21

Formation and Sale Agreement between Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006, (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006, File No. 1-32853).

X
10.22**

Stock Option Grant Agreement between Duke Energy Corporation and James E. Rogers, dated as of April 4, 2006, (incorporated by reference to Exhibit 10.4 to registrant's Current Report on Form 8-K filed April 6, 2006, File No. 1-32853).

X
10.23**	Duke Energy Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on October 27, 2006, File No. 1-32853).	X
10.24**

Amendment to the Duke Energy Corporation 1998 Long-Term Incentive Plan between Duke Energy Corporation and Spectra Energy Corp., effective February 27, 2007, (incorporated by reference to Exhibit 10.6 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 10, 2007, File No. 1-32853).

X
10.25**

Amendment to the Duke Energy Corporation 2006 Long-Term Incentive Plan between Duke Energy Corporation and Spectra Energy Corp., (incorporated by reference to Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 10, 2007, File No. 1-32853).

X
10.26

Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of July 11, 2007, (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007, File No. 1-32853). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

X
10.27

Amended and Restated Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of February 20, 2008, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008, File No. 1-32853). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

X
10.28

Agreement and Plan of Merger between DEGS Wind I, LLC, DEGS Wind Vermont, Inc., Catamount Energy Corporation, dated as of June 25, 2008, (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, File No. 1-32853).

X
10.29

Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of December 21, 2009, (incorporated by reference to Exhibit 10.41 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010, File No.1-32853).

X
10.30

Operating Agreement of Pioneer Transmission, LLC (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 7, 2008, File No. 1-32853).

X
10.31**

Amendment to Deferred Compensation Agreement between PSI Energy, Inc. and James E. Rogers, effective August 26, 2008, (incorporated by reference to Exhibit 10.6 to Duke Energy Corporation's Current Report on Form 8-K filed on September 2, 2008, File No. 1-32853).

X
*10.32**	Amended and Restated Duke Energy Corporation Directors' Saving Plan, dated as of January 1, 2014.	X
10.33**	Deferred Compensation Agreement between PSI Energy, Inc. and James E. Rogers, dated as of December 16, 1992.	X
10.34

Engineering, Procurement and Construction Management Agreement between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Bechtel Power Corporation, dated as of December 15, 2008, (incorporated by reference to Item 1.01 to registrant's Current Report on Form 8-K filed on December 19, 2008, File Nos. 1-32853 and 1-03543). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

		X						X
10.35

Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of March 8, 2010, (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 7, 2010, File Nos. 1-32853 and 1-04928).

		X	X
10.36**	Form of Performance Award Agreement of Duke Energy Corporation (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).	X
10.37**	Form of Phantom Stock Award of Duke Energy Corporation (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).	X
10.38**

Form of Performance Award Agreement between Duke Energy Corporation and James E. Rogers (incorporated by reference to Exhibit 10.3 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).

X
10.39**	Duke Energy Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 10, 2011, File No. 1-32853).	X
10.40

$6,000,000,000 Five-Year Credit Agreement between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., Carolina Power and Light Company d/b/a Duke Energy Progress, Inc. and Florida Power Corporation, d/b/a Duke Energy Florida, Inc., as Borrowers, the lenders listed therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc, as Co-Syndication Agents and Bank of China, New York Branch, Barclays Bank PLC, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Industrial and Commercial Bank of China Limited, New York Branch, JPMorgan Chase Bank, N.A. and UBS Securities LLC, as Co-Documentation Agents, dated as of November 18, 2011, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 25, 2011, File Nos. 1-32853, 1-04928, 1-01232 and 1-03543).

		X	X				X	X
10.41**

Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).

X
10.42**

Form of Phantom Stock Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).

X
10.43**

Form of Performance Award Agreement between Duke Energy Corporation and James E. Rogers under the Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).

X
10.44**

Employment Agreement between Duke Energy Corporation and James E. Rogers, dated as of February 19, 2009, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 25, 2009, File No. 1-32853).

X
10.44.1**

Amendment, dated as of June 27, 2012, to the Employment Agreement, dated as of February 19, 2009, between Duke Energy Corporation and James E. Rogers (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012, File No. 1-32853).

X
10.44.2**

Second Amendment, dated as of July 3, 2012, to the Employment Agreement, dated as of February 19, 2009, between Duke Energy Corporation and James E. Rogers (incorporated by reference Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012, File No. 1-32853).

X
10.45**	Duke Energy Corporation 2010 Long-term Incentive Plan (incorporated by reference to Appendix A to registrant's Form DEF 14A filed on March 22, 2010, File No. 1-32853).	X
10.45.1**

Amendment to Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012, File No. 1-32853).

X
10.46

Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).

X
10.47

Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012, (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).

X
10.48**

Retention Award Agreement between Duke Energy Corporation and Lloyd Yates, dated as of July 9, 2012, (incorporated by reference to Exhibit 10.56 to registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, File No. 1-32853).

X
10.49**

Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, File No. 1-32853).

X
10.50**

Consulting Agreement between Duke Energy Corporation and John R. McArthur, dated as of January 1, 2013, (incorporated by reference to Exhibit 10.63 to registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, File No. 1-32853).

X
10.51**

Form of Performance Share Award (incorporated by reference to Exhibit 10.64 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, File No. 1-32853).

X
*10.52**	Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014.	X
10.53

Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letter, dated as of February 18, 1982, and amendment, dated as of February 24, 1982, (incorporated by reference to Exhibit 10(a) to registrant's File No. 33-25560).

X
10.54

Operating and Fuel Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letters, dated as of August 21, 1981 and December 15, 1981, and amendment, dated as of February 24, 1982, (incorporated by reference to Exhibit 10(b) to registrant's File No. 33-25560).

X
10.55

Power Coordination Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency and amending letter, dated as of January 29, 1982, (incorporated by reference to Exhibit 10(c) to registrant's File No. 33-25560).

X
10.56

Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).

X
10.57+	Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10(i) to registrant's File No. 33-25560).				X
10.58+

Resolutions of Board of Directors amending the Deferred Compensation Plan for Key Management Employees of Duke Energy Progress, Inc. (formerly Carolina Power & Light Company), dated as of July 9, 1997, (incorporated by reference to Exhibit 10(b)(11) to registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 26, 1998, File No. 1-03382).

X
10.59+

2002 Progress Energy, Inc. Equity Incentive Plan, Amended and Restated, effective January 1, 2007, (incorporated by reference to Exhibit 10(c)5 to registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007, File Nos. 1-15929, 1-03382 and 1-03274).

				X	X	X
10.60+

Amended and Restated Broad-Based Performance Share Sub-Plan, Exhibit B to the 2002 Progress Energy, Inc. Equity Incentive Plan, effective January 1, 2007, (incorporated by reference to Exhibit 10c(6) to registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007, File Nos. 1-15929, 1-03382 and 1-03274).

				X	X	X
10.61+

Amended and Restated Executive and Key Manager Performance Share Sub-Plan, Exhibit A to the 2002 Progress Energy, Inc. Equity Incentive Plan, effective January 1, 2007, (incorporated by reference to Exhibit 10(c)(7) to registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007, File Nos. 1-15929, 1-03382 and 1-03274).

				X	X	X
10.62+	Progress Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit C to registrant's Form DEF 14A filed on March 30, 2007, File No. 1-15929).			X
10.63+

Executive and Key Manager 2007 Performance Share Sub-Plan, Exhibit A to the 2007 Equity Incentive Plan, effective January 1, 2007, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on July 16, 2007, File Nos. 1- 15929, 1-03382 and 1-03274).

				X	X	X
10.64+

Form of Progress Energy, Inc. Restricted Stock Agreement pursuant to the 2002 Progress Energy Inc. Equity Incentive Plan, effective July 2002, (incorporated by reference to Exhibit 10(c)(18) to registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005, File Nos. 1-15929 and 1-03382).

				X	X
10.65+

Form of Employment Agreement between (i) Progress Energy Service Company, LLC and Robert McGehee, John R. McArthur and Peter M. Scott III; (ii) PEC and Lloyd M. Yates, Fredrick N. Day IV, Paula M. Sims, William D. Johnson and Clayton S. Hinnant; and (iii) PEF and Jeffrey A. Corbett and Jeffrey J. Lyash, dated as of May 8, 2007, (incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007, File Nos. 1-15929, 1-03382 and 1-03274).

				X	X	X
10.66+

Form of Employment Agreement between Progress Energy Service Company, LLC and Mark F. Mulhern, dated September 18, 2007, (incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 8, 2007, File No. 1-15929).

X
10.67+

Form of Executive and Key Manager 2008 Performance Share Sub-Plan (incorporated by reference to Exhibit 10(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008, File No. 1-15929, 1-03382 and 1-03274).

				X	X	X
10.68+	Progress Energy, Inc. 2009 Executive Incentive Plan, effective March 17, 2009, (incorporated by reference to Exhibit D to registrant's Form DEF 14A filed on March 31, 2009, File No. 1-15929).			X
10.69+

Form of Letter Agreement executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements, dated as of January 8, 2011, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 8, 2011, File No. 1-15929).

X
10.70+

Deferred Compensation Plan for Key Management Employees of Progress Energy, Inc., Amended and Restated, effective July 13, 2011, (incorporated by reference to Exhibit 10(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 8, 2011, File Nos. 1-15929, 1-03382 and 1-03274).

				X	X	X
10.71+

Executive and Key Manager 2009 Performance Share Sub-Plan, Exhibit A to 2007 Equity Incentive Plan, Amended and Restated, effective July 12, 2011, (incorporated by reference to Exhibit 10(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 8, 2011, File Nos. 1-15929, 1-03382 and 1-03274.

				X	X	X
10.72+

Progress Energy, Inc. Management Change-in-Control Plan, Amended and Restated, effective July 13, 2011, (incorporated by reference to Exhibit 10(d) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 8, 2011, File Nos. 1-15929, 1-03382 and 1-03274).

				X	X	X
10.73+

Amended and Restated Supplemental Senior Executive Retirement Plan of Progress Energy, Inc., Amended and Restated, effective July 13, 2011, (incorporated by reference to Exhibit 10(i) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 8, 2011, File Nos. 1-15929, 1-03382 and 1-03274).

				X	X	X
10.74+	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Graded Vesting), effective September 15, 2011.			X	X	X
10.75+	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Cliff Vesting), effective September 15, 2011.			X	X	X
10.76

Precedent and Related Agreements between Duke Energy Florida, Inc. (formerly Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”)), Southern Natural Gas Company, Florida Gas Transmission Company (“FGT”), and BG LNG Services, LLC (“BG”), including:

a) Precedent Agreement between Southern Natural Gas Company and PEF, dated as of December 2, 2004;

b) Gas Sale and Purchase Contract between BG and PEF, dated as of December 1, 2004;

c) Interim Firm Transportation Service Agreement by and between FGT and PEF, dated as of December 2, 2004;

d) Letter Agreement between FGT and PEF, dated as of December 2, 2004 and Firm Transportation Service Agreement between FGT and PEF to be entered into upon satisfaction of certain conditions precedent;

e) Discount Agreement between FGT and PEF, dated as of December 2, 2004;

f) Amendment to Gas Sale and Purchase Contract between BG and PEF, dated as of January 28, 2005; and

g) Letter Agreement between FGT and PEF, dated as of January 31, 2005, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K/A filed on March 15, 2005, File Nos. 1-15929 and 1-03274). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

				X		X
10.77

Engineering, Procurement and Construction Agreement between Duke Energy Florida, Inc. (formerly Florida Power Corporation d/b/a/ Progress Energy Florida, Inc.), as owner, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for a two-unit AP1000 Nuclear Power Plant, dated as of December 31, 2008, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 2, 2009, File Nos. 1-15929 and 1-03274). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

				X		X
10.78

Amendment No. 1 and Consent between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., Duke Energy Progress, Inc., Duke Energy Florida, Inc., and Wells Fargo Bank, National Association, dated as of December 18, 2013, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 23, 2013, File Nos. 1-32853, 1-04928, 1-03382, 1-03274, 1-01232 and 1-03543).

		X	X		X	X	X	X
10.79**

Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).

X
10.80**

Duke Energy Corporation Executive Short-Term Incentive Plan, effective February 25, 2013, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8- filed on May 7, 2013, File No. 1-32853).

X
*10.81**	Duke Energy Corporation 2013 Director Compensation Program Summary.	X
*10.82**	Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014.	X
*12.1	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY CORPORATION	X
*12.2	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY CAROLINAS, LLC		X
*12.3	Computation of Ratio of Earnings to Fixed Charges - PROGRESS ENERGY, INC			X
*12.4	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY PROGRESS, INC				X
*12.5	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY FLORIDA, INC					X
*12.6	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY OHIO, INC.						X
*12.7	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY INDIANA, INC.							X
*21	List of Subsidiaries	X
*23.1.1	Consent of Independent Registered Public Accounting Firm.	X
*23.1.2	Consent of Independent Registered Public Accounting Firm.		X
*23.1.3	Consent of Independent Registered Public Accounting Firm.			X
*23.1.4	Consent of Independent Registered Public Accounting Firm.				X
*23.1.5	Consent of Independent Registered Public Accounting Firm.					X
*23.1.6	Consent of Independent Registered Public Accounting Firm.						X
*23.1.7	Consent of Independent Registered Public Accounting Firm.							X
*24.1	Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers.	X
*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X

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

Exhibit                                                                                                   229