Form 10-Q
period 2014-03-31
Duke Energy CORP; Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, INC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, INC.
filed 2014-05-09
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

(Check one):

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒

Number of shares of Common Stock outstanding at May 6, 2014:

Registrant	Description	Shares
Duke Energy	Common Stock, $0.001 par value	707,237,462
Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant’s common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

•       The extent and timing of the costs and liabilities relating to the Dan River ash basin release and future regulatory changes related to the management of coal ash;

•       The ability to recover eligible costs, including those associated with future significant weather events, and earn an adequate return on investment through the regulatory process;

•       The costs of decommissioning Crystal River Unit 3 could prove to be more extensive than are currently identified and all costs may not be fully recoverable through the regulatory process;

•       The risk that the credit ratings of the company or its subsidiaries may be different from what the companies expect;

•       Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•       Industrial, commercial and residential growth or decline in service territories or customer bases resulting from customer usage patterns, including energy efficiency efforts and use of alternative energy sources, including self-generation and distributed generation technologies;

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

•       The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches, and other catastrophic events;

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

•       Declines in the market prices of equity and fixed income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans, and nuclear decommissioning trust funds;

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

•       The ability to reinvest retained earnings of foreign subsidiaries or repatriate such earnings on a tax-free basis; and

•       The ability to successfully complete future merger, acquisition or divestiture plans.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than described. Forward-looking statements speak only as of the date they are made; the Duke Energy Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that occur after that date.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per-share amounts)	2014		2013
Operating Revenues
Regulated electric	$5,578		$4,889
Nonregulated electric, natural gas, and other	824		824
Regulated natural gas	222		185
Total operating revenues	6,624		5,898
Operating Expenses
Fuel used in electric generation and purchased power - regulated	2,000		1,703
Fuel used in electric generation and purchased power - nonregulated	409		454
Cost of natural gas and other	122		104
Operation, maintenance and other	1,506		1,421
Depreciation and amortization	790		660
Property and other taxes	358		343
Impairment charges	1,382		―
Total operating expenses	6,567		4,685
Gains on Sales of Other Assets and Other, net	1		2
Operating Income	58		1,215
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	36		36
Other income and expenses, net	95		80
Total other income and expenses	131		116
Interest Expense	406		367
(Loss) Income From Continuing Operations Before Income Taxes	(217)		964
Income Tax (Benefit) Expense from Continuing Operations	(127)		330
(Loss) Income From Continuing Operations	(90)		634
Loss From Discontinued Operations, net of tax	(3)		―
Net (Loss) Income	(93)		634
Less: Net Income Attributable to Noncontrolling Interests	4		―
Net (Loss) Income Attributable to Duke Energy Corporation	$(97)		$634

Earnings Per Share - Basic and Diluted
(Loss) Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$(0.13)		$0.89
Diluted	$(0.13)		$0.89
Loss from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$(0.01)	$	―
Diluted	$(0.01)	$	―
Net (Loss) Income attributable to Duke Energy Corporation common shareholders
Basic	$(0.14)		$0.89
Diluted	$(0.14)		$0.89
Weighted-average shares outstanding
Basic	706		705
Diluted	706		705

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Net (Loss) Income	$(93)	$634
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	24	4
Pension and OPEB adjustments	(1)	3
Net unrealized gain on cash flow hedges(a)	―	10
Other Comprehensive Income, Net of Tax	23	17
Comprehensive (Loss) Income	(70)	651
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	―
Comprehensive (Loss) Income Attributable to Duke Energy Corporation	$(75)	$651

(a) Net of $4 million tax expense in 2013.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,531	$1,501
Short-term investments	6	44
Receivables (net of allowance for doubtful accounts of $17 at March 31, 2014 and $30 at December 31, 2013)	597	1,286
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $54 at March 31, 2014 and $43 at December 31, 2013)	2,199	1,719
Inventory	2,908	3,250
Assets held for sale	515	―
Regulatory assets	1,148	895
Other	1,661	1,821
Total current assets	10,565	10,516
Investments and Other Assets
Investments in equity method unconsolidated affiliates	386	390
Nuclear decommissioning trust funds	5,231	5,132
Goodwill	16,342	16,340
Assets held for sale	2,341	107
Other	3,251	3,432
Total investments and other assets	27,551	25,401
Property, Plant and Equipment
Cost	99,874	103,115
Accumulated depreciation and amortization	(33,519)	(33,625)
Net property, plant and equipment	66,355	69,490
Regulatory Assets and Deferred Debits
Regulatory assets	9,138	9,191
Other	183	181
Total regulatory assets and deferred debits	9,321	9,372
Total Assets	$113,792	$114,779
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,892	$2,391
Notes payable and commercial paper	1,737	839
Taxes accrued	423	551
Interest accrued	478	440
Current maturities of long-term debt	885	2,104
Liabilities associated with assets held for sale	222	7
Regulatory liabilities	243	316
Other	1,612	1,996
Total current liabilities	7,492	8,644
Long-term Debt	39,000	38,152
Deferred Credits and Other Liabilities
Deferred income taxes	11,852	12,097
Investment tax credits	438	442
Accrued pension and other post-retirement benefit costs	1,270	1,322
Liabilities associated with assets held for sale	71	66
Asset retirement obligations	4,994	4,950
Regulatory liabilities	6,125	5,949
Other	1,761	1,749
Total deferred credits and other liabilities	26,511	26,575
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 707 million and 706 million shares outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	39,372	39,365
Retained earnings	1,713	2,363
Accumulated other comprehensive loss	(377)	(399)
Total Duke Energy Corporation stockholders' equity	40,709	41,330
Noncontrolling interests	80	78
Total equity	40,789	41,408
Total Liabilities and Equity	$113,792	$114,779

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(93)	$634
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	884	762
Equity component of AFUDC	(28)	(42)
Gains on sales of other assets	―	(2)
Impairment charges	1,382	―
Deferred income taxes	(178)	353
Equity in earnings of unconsolidated affiliates	(36)	(36)
Accrued pension and other post-retirement benefit costs	27	87
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	45	36
Receivables	29	(118)
Inventory	272	126
Other current assets	(297)	(38)
Increase (decrease) in
Accounts payable	(97)	(246)
Taxes accrued	(175)	(31)
Other current liabilities	(346)	(312)
Other assets	(22)	(78)
Other liabilities	6	(4)
Net cash provided by operating activities	1,373	1,091
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,232)	(1,375)
Investment expenditures	(36)	(3)
Acquisitions	―	(32)
Purchases of available-for-sale securities	(967)	(1,255)
Proceeds from sales and maturities of available-for-sale securities	1,004	1,179
Net proceeds from the sales of other assets	4	20
Change in restricted cash	(27)	(34)
Other	(32)	35
Net cash used in investing activities	(1,286)	(1,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	875	1,009
Issuance of common stock related to employee benefit plans	19	5
Payments for the:
Redemption of long-term debt	(1,287)	(747)
Redemption of preferred stock of a subsidiary	―	(96)
Notes payable and commercial paper	898	627
Distributions to noncontrolling interests	(3)	(3)
Dividends paid	(553)	(542)
Other	(6)	(7)
Net cash (used in) provided by financing activities	(57)	246
Net increase (decrease) in cash and cash equivalents	30	(128)
Cash and cash equivalents at beginning of period	1,501	1,424
Cash and cash equivalents at end of period	$1,531	$1,296
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$361	$465

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes In Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	704	$1	$39,279	$1,889	$(116)	$(100)	$(90)	$40,863	$78	$40,941
Net income	―	―	―	634	―	―	―	634	―	634
Other comprehensive income	―	―	―	―	4	10	3	17	―	17
Common stock issuances, including dividend reinvestment and employee benefits	2	―	(16)	―	―	―	―	(16)	―	(16)
Common stock dividends	―	―	―	(542)	―	―	―	(542)	―	(542)
Premium on the redemption of preferred stock of subsidiaries	―	―	―	(3)	―	―	―	(3)	―	(3)
Changes in noncontrolling interest in subsidiaries	―	―	―	―	―	―	―	―	(1)	(1)
Balance at March 31, 2013	706	$1	$39,263	$1,978	$(112)	$(90)	$(87)	$40,953	$77	$41,030

Balance at December 31, 2013	706	$1	$39,365	$2,363	$(307)	$(40)	$(52)	$41,330	$78	$41,408
Net (loss) income	―	―	―	(97)	―	―	―	(97)	4	(93)
Other comprehensive (loss) income	―	―	―	―	23	―	(1)	22	1	23
Common stock issuances, including dividend reinvestment and employee benefits	1	―	7	―	―	―	―	7	―	7
Common stock dividends	―	―	―	(553)	―	―	―	(553)	―	(553)
Distribution to noncontrolling interest in subsidiaries	―	―	―	―	―	―	―	―	(3)	(3)
Balance at March 31, 2014	707	$1	$39,372	$1,713	$(284)	$(40)	$(53)	$40,709	$80	$40,789

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating Revenues	$2,000	$1,729
Operating Expenses
Fuel used in electric generation and purchased power	658	518
Operation, maintenance and other	487	457
Depreciation and amortization	242	222
Property and other taxes	104	100
Total operating expenses	1,491	1,297
Gains on Sales of Other Assets and Other, net	―	2
Operating Income	509	434
Other Income and Expenses, net	49	36
Interest Expense	101	82
Income Before Income Taxes	457	388
Income Tax Expense	171	144
Net Income	286	244
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	―
Comprehensive Income	$287	$244

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$17	$23
Receivables (net of allowance for doubtful accounts of $3 at March 31, 2014 and December 31, 2013)	114	186
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at March 31, 2014 and December 31, 2013)	705	673
Receivables from affiliated companies	102	75
Notes receivable from affiliated companies	337	222
Inventory	886	1,065
Regulatory assets	320	295
Other	269	309
Total current assets	2,750	2,848
Investments and Other Assets
Nuclear decommissioning trust funds	2,900	2,840
Other	994	1,000
Total investments and other assets	3,894	3,840
Property, Plant and Equipment
Cost	35,296	34,906
Accumulated depreciation and amortization	(12,125)	(11,894)
Net property, plant and equipment	23,171	23,012
Regulatory Assets and Deferred Debits
Regulatory assets	1,459	1,527
Other	45	46
Total regulatory assets and deferred debits	1,504	1,573
Total Assets	$31,319	$31,273
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$540	$701
Accounts payable to affiliated companies	182	161
Taxes accrued	144	147
Interest accrued	136	97
Current maturities of long-term debt	47	47
Regulatory liabilities	44	65
Other	348	393
Total current liabilities	1,441	1,611
Long-term Debt	8,089	8,089
Long-term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,727	5,706
Investment tax credits	208	210
Accrued pension and other post-retirement benefit costs	158	161
Asset retirement obligations	1,617	1,594
Regulatory liabilities	2,601	2,576
Other	667	676
Total deferred credits and other liabilities	10,978	10,923
Commitments and Contingencies	-	-
Member's Equity
Member's Equity	10,525	10,365
Accumulated other comprehensive loss	(14)	(15)
Total member's equity	10,511	10,350
Total Liabilities and Member's Equity	$31,319	$31,273

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$286	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	309	281
Equity component of AFUDC	(22)	(26)
Gains on sales of other assets and other, net	―	(2)
Deferred income taxes	87	146
Accrued pension and other post-retirement benefit costs	6	10
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	(7)
Receivables	11	(8)
Receivables from affiliated companies	(27)	(54)
Inventory	181	50
Other current assets	(59)	(25)
Increase (decrease) in
Accounts payable	(100)	(16)
Accounts payable to affiliated companies	21	(16)
Taxes accrued	(3)	(48)
Other current liabilities	(26)	(34)
Other assets	14	(28)
Other liabilities	(9)	(15)
Net cash provided by operating activities	672	452
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(426)	(435)
Purchases of available-for-sale securities	(584)	(504)
Proceeds from sales and maturities of available-for-sale securities	579	492
Notes receivable from affiliated companies	(115)	(15)
Other	(6)	(3)
Net cash used in investing activities	(552)	(465)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to parent	(126)	―
Other	―	(1)
Net cash used in financing activities	(126)	(1)
Net decrease in cash and cash equivalents	(6)	(14)
Cash and cash equivalents at beginning of period	23	19
Cash and cash equivalents at end of period	$17	$5
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$133	$132

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Changes in Member's Equity
(Unaudited)

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Total
Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872
Net income	244	―	―	244
Balance at March 31, 2013	$10,132	$(15)	$(1)	$10,116

Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350
Net income	286	―	―	286
Other comprehensive income		1	―	1
Distributions to parent	(126)	―	―	(126)
Balance at March 31, 2014	$10,525	$(13)	$(1)	$10,511

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating Revenues	$2,541	$2,186
Operating Expenses
Fuel used in electric generation and purchased power	1,043	860
Operation, maintenance and other	595	561
Depreciation and amortization	276	194
Property and other taxes	151	141
Total operating expenses	2,065	1,756
Gains on Sales of Other Assets and Other, net	1	―
Operating Income	477	430
Other Income and Expenses, net	15	23
Interest Expense	169	198
Income From Continuing Operations Before Taxes	323	255
Income Tax Expense From Continuing Operations	119	101
Income From Continuing Operations	204	154
Loss From Discontinued Operations, net of tax	(1)	―
Net Income	203	154
Less: Net Income Attributable to Noncontrolling Interest	1	1
Net Income Attributable to Parent	$202	$153

Net Income	$203	$154
Other Comprehensive Income, net of tax
Reclassification into earnings from pension and OPEB adjustments	1	1
Net unrealized gain on cash flow hedges	1	1
Other Comprehensive Income, net of tax	2	2
Comprehensive Income	$205	$156

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$36	$58
Receivables (net of allowance for doubtful accounts of $6 at March 31, 2014 and $14 at December 31, 2013)	51	528
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $8 at March 31, 2014)	856	417
Receivables from affiliated companies	4	4
Notes receivable from affiliated companies	176	75
Inventory	1,391	1,424
Regulatory assets	530	353
Other	565	726
Total current assets	3,609	3,585
Investments and Other Assets
Nuclear decommissioning trust funds	2,330	2,292
Goodwill	3,655	3,655
Other	767	804
Total investments and other assets	6,752	6,751
Property, Plant and Equipment
Cost	36,460	36,480
Accumulated depreciation and amortization	(13,093)	(13,098)
Net property, plant and equipment	23,367	23,382
Regulatory Assets and Deferred Debits
Regulatory assets	4,157	4,155
Other	99	96
Total regulatory assets and deferred debits	4,256	4,251
Total Assets	$37,984	$37,969
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$655	$836
Accounts payable to affiliated companies	237	123
Notes payable to affiliated companies	922	1,213
Taxes accrued	102	105
Interest accrued	195	181
Current maturities of long-term debt	18	485
Regulatory liabilities	172	207
Other	747	896
Total current liabilities	3,048	4,046
Long-term Debt	14,503	13,630
Deferred Credits and Other Liabilities
Deferred income taxes	3,766	3,283
Accrued pension and other post-retirement benefit costs	633	765
Asset retirement obligations	2,587	2,562
Regulatory liabilities	2,402	2,292
Other	518	527
Total deferred credits and other liabilities	9,906	9,429
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at March 31, 2014 and December 31, 2013	―	―
Additional paid-in capital	7,467	7,467
Retained earnings	3,112	3,452
Accumulated other comprehensive loss	(54)	(59)
Total common stockholder's equity	10,525	10,860
Noncontrolling interests	2	4
Total equity	10,527	10,864
Total Liabilities and Equity	$37,984	$37,969

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$203	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	316	235
Equity component of AFUDC	(1)	(13)
Gains on sales of other assets and other, net	(1)	―
Deferred income taxes	183	118
Accrued pension and other post-retirement benefit costs	7	53
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	13	12
Receivables	(45)	(25)
Receivables from affiliated companies	―	(3)
Inventory	72	36
Other current assets	(134)	(115)
Increase (decrease) in
Accounts payable	(53)	(191)
Accounts payable to affiliated companies	114	34
Taxes accrued	3	72
Other current liabilities	(116)	(95)
Other assets	(52)	(76)
Other liabilities	(6)	69
Net cash provided by operating activities	503	265
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(475)	(622)
Purchases of available-for-sale securities	(266)	(401)
Proceeds from sales and maturities of available-for-sale securities	269	391
Notes receivable from affiliated companies	(101)	(20)
Other	(25)	9
Net cash used in investing activities	(598)	(643)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	875	496
Payments for the:
Redemption of long-term debt	(469)	(736)
Redemption of preferred stock of subsidiary	―	(96)
Notes payable to affiliated companies	(291)	525
Distributions to noncontrolling interests	(3)	(3)
Other	(39)	(4)
Net cash provided by financing activities	73	182
Net decrease in cash and cash equivalents	(22)	(196)
Cash and cash equivalents at beginning of period	58	231
Cash and cash equivalents at end of period	$36	$35
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$158	$248

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Pension and OPEB Related Adjustments	Common Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$	―	$7,465	$2,783	$(42)	$(25)	$10,181	$4	$10,185
Net income		―	―	153	―	―	153	1	154
Other comprehensive income		―	―	―	1	1	2	―	2
Premium on the redemption of preferred stock of subsidiaries		―	―	(3)	―	―	(3)	―	(3)
Distributions to noncontrolling interests		―	―	―	―	―	―	(3)	(3)
Balance at March 31, 2013	$	―	$7,465	$2,933	$(41)	$(24)	$10,333	$2	$10,335

Balance at December 31, 2013	$	―	$7,467	$3,452	$(43)	$(16)	$10,860	$4	$10,864
Net income		―	―	202	―	―	202	1	203
Other comprehensive income		―	―	―	1	1	2	―	2
Distributions to noncontrolling interests		―	―	―	―	―	―	(3)	(3)
Transfer of service company net assets to Duke Energy		―	―	(542)	3	―	(539)	―	(539)
Balance at March 31, 2014	$	―	$7,467	$3,112	$(39)	$(15)	$10,525	$2	$10,527

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating Revenues	$1,422	$1,216
Operating Expenses
Fuel used in electric generation and purchased power	573	455
Operation, maintenance and other	381	352
Depreciation and amortization	144	137
Property and other taxes	67	60
Total operating expenses	1,165	1,004
Gains on Sales of Other Assets and Other, net	1	―
Operating Income	258	212
Other Income and Expenses, net	9	14
Interest Expense	57	48
Income Before Income Taxes	210	178
Income Tax Expense	77	68
Net Income and Comprehensive Income	$133	$110

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$9	$21
Receivables (net of allowance for doubtful accounts of $5 at March 31, 2014 and $10 at December 31, 2013)	14	145
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $5 at March 31, 2014)	538	417
Receivables from affiliated companies	7	2
Notes receivable from affiliated companies	65	―
Inventory	823	853
Regulatory assets	315	127
Other	300	296
Total current assets	2,071	1,861
Investments and Other Assets
Nuclear decommissioning trust funds	1,569	1,539
Other	459	443
Total investments and other assets	2,028	1,982
Property, Plant and Equipment
Cost	22,477	22,273
Accumulated depreciation and amortization	(8,749)	(8,623)
Net property, plant and equipment	13,728	13,650
Regulatory Assets and Deferred Debits
Regulatory assets	1,446	1,384
Other	35	32
Total regulatory assets and deferred debits	1,481	1,416
Total Assets	$19,308	$18,909
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$344	$420
Accounts payable to affiliated companies	242	103
Notes payable to affiliated companies	―	462
Taxes accrued	37	37
Interest accrued	77	70
Current maturities of long-term debt	6	174
Regulatory liabilities	68	63
Other	329	392
Total current liabilities	1,103	1,721
Long-term Debt	5,711	5,061
Deferred Credits and Other Liabilities
Deferred income taxes	2,658	2,557
Accrued pension and other post-retirement benefit costs	316	321
Asset retirement obligations	1,758	1,729
Regulatory liabilities	1,792	1,673
Other	212	222
Total deferred credits and other liabilities	6,736	6,502
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at March 31, 2014 and December 31, 2013	2,159	2,159
Retained earnings	3,599	3,466
Total common stockholder's equity	5,758	5,625
Total Liabilities and Common Stockholder's Equity	$19,308	$18,909

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	183	175
Equity component of AFUDC	(2)	(11)
Gains on sales of other assets and other, net	(1)	―
Deferred income taxes	117	86
Accrued pension and other post-retirement benefit costs	(2)	24
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	6	(17)
Receivables	10	(8)
Receivables from affiliated companies	(5)	(13)
Inventory	53	20
Other current assets	(183)	(25)
Increase (decrease) in
Accounts payable	(37)	(87)
Accounts payable to affiliated companies	139	81
Taxes accrued	―	32
Other current liabilities	(41)	(55)
Other assets	(13)	(33)
Other liabilities	(1)	14
Net cash provided by operating activities	356	293
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(299)	(395)
Purchases of available-for-sale securities	(151)	(196)
Proceeds from sales and maturities of available-for-sale securities	149	188
Notes receivable from affiliated companies	(65)	―
Other	(18)	―
Net cash used in investing activities	(384)	(403)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	650	496
Payments for the:
Redemption of long-term debt	(168)	(1)
Redemption of preferred stock of subsidiary	―	(62)
Notes payable to affiliated companies	(462)	(326)
Other	(4)	(4)
Net cash provided by financing activities	16	103
Net decrease in cash and cash equivalents	(12)	(7)
Cash and cash equivalents at beginning of period	21	18
Cash and cash equivalents at end of period	$9	$11
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$116	$149

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Changes in Common Stockholder's Equity
(Unaudited)

(in millions)	Common Stock	Retained Earnings	Total Equity
Balance at December 31, 2012	$2,159	$2,968	$5,127
Net income	―	110	110
Premium on the redemption of preferred stock	―	(2)	(2)
Balance at March 31, 2013	$2,159	$3,076	$5,235

Balance at December 31, 2013	$2,159	$3,466	$5,625
Net income	―	133	133
Balance at March 31, 2014	$2,159	$3,599	$5,758

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating Revenues	$1,116	$968
Operating Expenses
Fuel used in electric generation and purchased power	470	405
Operation, maintenance and other	211	211
Depreciation and amortization	132	52
Property and other taxes	84	79
Total operating expenses	897	747
Operating Income	219	221
Other Income and Expenses, net	5	8
Interest Expense	49	49
Income Before Income Taxes	175	180
Income Tax Expense	67	70
Net Income	$108	$110
Other Comprehensive Income, net of tax
Net unrealized gain on cash flow hedges	1	―
Comprehensive Income	$109	$110

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$10	$16
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2014 and $4 at December 31, 2013)	35	375
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $3 at March 31, 2014)	318	―
Receivables from affiliated companies	10	3
Notes receivable from affiliated companies	110	―
Inventory	568	571
Regulatory assets	214	221
Other	64	182
Total current assets	1,329	1,368
Investments and Other Assets
Nuclear decommissioning trust funds	761	753
Other	252	252
Total investments and other assets	1,013	1,005
Property, Plant and Equipment
Cost	13,973	13,863
Accumulated depreciation and amortization	(4,337)	(4,252)
Net property, plant and equipment	9,636	9,611
Regulatory Assets and Deferred Debits
Regulatory assets	2,711	2,729
Other	44	44
Total regulatory assets and deferred debits	2,755	2,773
Total Assets	$14,733	$14,757
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$311	$333
Accounts payable to affiliated companies	66	38
Notes payable to affiliated companies	―	181
Taxes accrued	75	66
Interest accrued	66	46
Current maturities of long-term debt	11	11
Regulatory liabilities	104	144
Other	406	445
Total current liabilities	1,039	1,264
Long-term Debt	5,099	4,875
Deferred Credits and Other Liabilities
Deferred income taxes	1,816	1,829
Accrued pension and other post-retirement benefit costs	284	286
Asset retirement obligations	829	833
Regulatory liabilities	609	618
Other	275	255
Total deferred credits and other liabilities	3,813	3,821
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; 60 million shares authorized; 100 shares outstanding at March 31, 2014 and December 31, 2013	1,762	1,762
Retained earnings	3,020	3,036
Accumulated other comprehensive loss	―	(1)
Total common stockholder's equity	4,782	4,797
Total Liabilities and Common Stockholder's Equity	$14,733	$14,757

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	133	54
Equity component of AFUDC	―	(2)
Deferred income taxes	60	70
Accrued pension and other post-retirement benefit costs	7	22
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	5	28
Receivables	21	5
Receivables from affiliated companies	(7)	(44)
Inventory	20	15
Other current assets	68	(129)
Increase (decrease) in
Accounts payable	24	(50)
Accounts payable to affiliated companies	28	21
Taxes accrued	10	76
Other current liabilities	(63)	(13)
Other assets	(36)	(42)
Other liabilities	(13)	(5)
Net cash provided by operating activities	365	116
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(176)	(223)
Purchases of available-for-sale securities	(115)	(205)
Proceeds from sales and maturities of available-for-sale securities	120	203
Notes receivable from affiliated companies	(110)	207
Other	(8)	―
Net cash used in investing activities	(289)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	225	―
Payments for the:
Redemption of long-term debt	(1)	(426)
Redemption of preferred stock	―	(34)
Notes payable to affiliated companies	(181)	238
Dividend to parent	(124)	―
Other	(1)	―
Net cash used in financing activities	(82)	(222)
Net (decrease) increase in cash and cash equivalents	(6)	(124)
Cash and cash equivalents at beginning of period	16	131
Cash and cash equivalents at end of period	$10	$7
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$42	$95

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements Of Changes in Common Stockholder's Equity
(Unaudited)

			Accumulated Other Comprehensive Income
(in millions)	Common Stock	Retained Earnings	Net Gain on Cash Flow Hedges		Total
Balance at December 31, 2012	$1,762	$3,037	$	―	$4,799
Net income	―	110		―	110
Premium on the redemption of preferred stock	―	(1)		―	(1)
Balance at March 31, 2013	$1,762	$3,146	$	―	$4,908

Balance at December 31, 2013	$1,762	$3,036		$(1)	$4,797
Net income	―	108		―	108
Other comprehensive income	―	―		1	1
Dividend to parent	―	(124)		―	(124)
Balance at March 31, 2014	$1,762	$3,020	$	―	$4,782

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating Revenues
Regulated electric	$367	$333
Nonregulated electric and other	173	228
Regulated natural gas	223	186
Total operating revenues	763	747
Operating Expenses
Fuel used in electric generation and purchased power - regulated	124	103
Fuel used in electric generation and purchased power - nonregulated	131	240
Cost of natural gas	102	76
Operation, maintenance and other	181	185
Depreciation and amortization	91	88
Property and other taxes	75	72
Impairment charges	1,417	―
Total operating expenses	2,121	764
Operating Loss	(1,358)	(17)
Other Income and Expenses, net	3	2
Interest Expense	22	18
Loss Before Income Taxes	(1,377)	(33)
Income Tax Benefit	(487)	(12)
Net Loss	(890)	(21)
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	―	1
Comprehensive Loss	$(890)	$(20)

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$38	$36
Receivables (net of allowance for doubtful accounts of $2 at March 31, 2014 and December 31, 2013)	53	121
Receivables from affiliated companies	127	121
Notes receivable from affiliated companies	167	57
Inventory	89	229
Assets held for sale	442	-
Regulatory assets	45	57
Other	128	270
Total current assets	1,089	891
Investments and Other Assets
Goodwill	920	920
Assets held for sale	2,167	-
Other	34	232
Total investments and other assets	3,121	1,152
Property, Plant and Equipment
Cost	7,029	11,143
Accumulated depreciation and amortization	(2,196)	(2,908)
Net property, plant and equipment	4,833	8,235
Regulatory Assets and Deferred Debits
Regulatory assets	483	471
Other	9	14
Total regulatory assets and deferred debits	492	485
Total Assets	$9,535	$10,763
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$197	$319
Accounts payable to affiliated companies	64	77
Notes payable to affiliated companies	306	43
Taxes accrued	133	167
Interest accrued	30	17
Liabilities associated with assets held for sale	189	-
Current maturities of long-term debt	599	47
Regulatory liabilities	12	27
Other	72	110
Total current liabilities	1,602	807
Long-term Debt	1,588	2,141
Deferred Credits and Other Liabilities
Deferred income taxes	1,542	2,012
Accrued pension and other post-retirement benefit costs	32	58
Liabilities associated with assets held for sale	55	-
Asset retirement obligations	23	28
Regulatory liabilities	264	262
Other	150	186
Total deferred credits and other liabilities	2,066	2,546
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at March 31, 2014 and December 31, 2013	762	762
Additional paid-in capital	4,782	4,882
Accumulated deficit	(1,265)	(375)
Total common stockholder's equity	4,279	5,269
Total Liabilities and Common Stockholder's Equity	$9,535	$10,763

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(890)	$(21)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92	89
Equity component of AFUDC	(1)	―
Impairment charges	1,417	―
Deferred income taxes	(501)	(12)
Accrued pension and other post-retirement benefit costs	1	5
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	39	38
Receivables	(16)	(17)
Receivables from affiliated companies	(6)	(41)
Inventory	29	11
Other current assets	(92)	8
Increase (decrease) in
Accounts payable	21	(5)
Accounts payable to affiliated companies	(13)	3
Taxes accrued	(38)	(37)
Other current liabilities	(7)	13
Other assets	(9)	(10)
Other liabilities	7	(10)
Net cash provided by operating activities	33	14
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(83)	(105)
Notes receivable from affiliated companies	(110)	(3)
Net cash used in investing activities	(193)	(108)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(1)	(2)
Notes payable to affiliated companies	263	92
Dividends to parent	(100)	―
Net cash provided by financing activities	162	90
Net increase (decrease) in cash and cash equivalents	2	(4)
Cash and cash equivalents at beginning of period	36	31
Cash and cash equivalents at end of period	$38	$27
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$24	$19

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pension and OPEB Related Adjustments		Total
Balance at December 31, 2012	$762	$4,882	$(477)		$(1)	$5,166
Net loss	―	―	(21)		―	(21)
Other comprehensive income	―	―	―		1	1
Balance at March 31, 2013	$762	$4,882	$(498)	$	―	$5,146

Balance at December 31, 2013	$762	$4,882	$(375)	$	―	$5,269
Net loss	―	―	(890)		―	(890)
Dividends to parent	―	(100)	―		―	(100)
Balance at March 31, 2014	$762	$4,782	$(1,265)	$	―	$4,279

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating Revenues	$845	$724
Operating Expenses
Fuel used in electric generation and purchased power	339	293
Operation, maintenance and other	166	150
Depreciation and amortization	102	78
Property and other taxes	23	22
Total operating expenses	630	543
Operating Income	215	181
Other Income and Expenses, net	7	4
Interest Expense	43	41
Income Before Income Taxes	179	144
Income Tax Expense	66	54
Net Income	113	90
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	―
Comprehensive Income	$114	$90

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$26	$15
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2014 and December 31, 2013)	46	22
Receivables from affiliated companies	141	151
Notes receivable from affiliated companies	190	96
Inventory	444	434
Regulatory assets	178	118
Other	112	125
Total current assets	1,137	961
Investments and Other Assets
Other	215	269
Total investments and other assets	215	269
Property, Plant and Equipment
Cost	12,578	12,489
Accumulated depreciation and amortization	(3,994)	(3,913)
Net property, plant and equipment	8,584	8,576
Regulatory Assets and Deferred Debits
Regulatory assets	669	717
Other	25	25
Total regulatory assets and deferred debits	694	742
Total Assets	$10,630	$10,548
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$129	$206
Accounts payable to affiliated companies	68	56
Taxes accrued	140	57
Interest accrued	51	56
Current maturities of long-term debt	5	5
Regulatory liabilities	15	16
Other	84	88
Total current liabilities	492	484
Long-term Debt	3,641	3,641
Long-term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,175	1,171
Investment tax credits	140	140
Accrued pension and other post-retirement benefit costs	107	163
Asset retirement obligations	30	30
Regulatory liabilities	796	782
Other	46	48
Total deferred credits and other liabilities	2,294	2,334
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at March 31, 2014 and December 31, 2013	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,664	2,551
Accumulated other comprehensive income	4	3
Total common stockholder's equity	4,053	3,939
Total Liabilities and Common Stockholder's Equity	$10,630	$10,548

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	79
Equity component of AFUDC	(4)	(3)
Deferred income taxes	(39)	45
Accrued pension and other post-retirement benefit costs	4	5
(Increase) decrease in
Receivables	(23)	2
Receivables from affiliated companies	10	(39)
Inventory	(10)	6
Other current assets	(41)	12
Increase (decrease) in
Accounts payable	(36)	(6)
Accounts payable to affiliated companies	12	(4)
Taxes accrued	110	18
Other current liabilities	(6)	(16)
Other assets	(3)	20
Other liabilities	50	(11)
Net cash provided by operating activities	240	198
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(133)	(156)
Purchases of available-for-sale securities	(3)	(2)
Proceeds from sales and maturities of available-for-sale securities	3	2
Notes receivable from affiliated companies	(94)	―
Net cash used in investing activities	(227)	(156)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(1)	(1)
Notes payable to affiliated companies	―	(54)
Other	(1)	―
Net cash used in financing activities	(2)	(55)
Net increase (decrease) in cash and cash equivalents	11	(13)
Cash and cash equivalents at beginning of period	15	36
Cash and cash equivalents at end of period	$26	$23
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$32	$28

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708
Net income	―	―	90	―	90
Balance at March 31, 2013	$1	$1,384	$2,408	$5	$3,798

Balance at December 31, 2013	$1	$1,384	$2,551	$3	$3,939
Net income	―	―	113	―	113
Other comprehensive income	―	―	―	1	1
Balance at March 31, 2014	$1	$1,384	$2,664	$4	$4,053

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

1. ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include its subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, Inc. (Duke Energy Progress); Duke Energy Florida, Inc. (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

These Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries where the respective Duke Energy Registrants have control. These Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain jointly owned generation and transmission facilities.

Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), Public Service Commission of South Carolina (PSCSC), U.S. Nuclear Regulatory Commission (NRC) and FERC. Substantially all of Duke Energy Carolinas’ operations qualify for regulatory accounting.

Progress Energy is a public utility holding company headquartered in Raleigh, North Carolina, subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. Substantially all of Progress Energy’s operations qualify for regulatory accounting.

Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC. Substantially all of Duke Energy Progress’ operations qualify for regulatory accounting.

Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), NRC and FERC. Substantially all of Duke Energy Florida’s operations qualify for regulatory accounting.

Duke Energy Ohio is a public utility that provides service in portions of Ohio and Kentucky. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). Duke Energy Ohio’s principal lines of business include transmission and distribution of electricity and the sale of and/or transportation of natural gas. Duke Energy Ohio also generates and sells power into wholesale energy markets. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. Duke Energy Ohio applies regulatory accounting to a portion of its operations.

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. Substantially all of Duke Energy Indiana’s operations qualify for regulatory accounting.

Certain prior year amounts have been reclassified to conform to the current year presentation.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2013.

These Condensed Consolidated Financial Statements reflect all normal recurring adjustments in the opinion of the respective companies’ management, necessary to fairly present the financial position and results of operations of each of the Duke Energy Registrants. Amounts reported in Duke Energy’s interim Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Condensed Consolidated Statements of Operations and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to effects of seasonal temperature variations on energy consumption, regulatory rulings, timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, and other factors.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

UNBILLED REVENUE

Revenues on sales of electricity and gas are recognized when service is provided. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns and meter reading schedules.

Unbilled revenues are included within Receivables and Restricted receivables of variable interest entities on the Condensed Consolidated Balance Sheets as shown in the following table.

(in millions)	March 31, 2014	December 31, 2013
Duke Energy	$816	$937
Duke Energy Carolinas	312	323
Progress Energy	203	189
Duke Energy Progress	120	120
Duke Energy Florida	83	69
Duke Energy Ohio	1	55
Duke Energy Indiana	28	5

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, Cinergy Receivables Company, LLC (CRC) and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 12 for further information. These receivables for unbilled revenues are shown in the table below.

(in millions)	March 31, 2014	December 31, 2013
Duke Energy Ohio	$65	$89
Duke Energy Indiana	95	144

AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS

Loss From Discontinued Operations, net of tax presented on the respective Condensed Consolidated Statements of Operations for Duke Energy and Progress Energy is attributable only to controlling interests for all periods presented. Other comprehensive income reported on the respective Condensed Consolidated Statements of Equity for Duke Energy and Progress Energy is attributable only to controlling interests for all periods presented.

ACCUMULATED OTHER COMPREHENSIVE INCOME

For the three months ended March 31, 2014 and 2013, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.

EXCISE TAXES

Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, the taxes are accounted for net. Excise taxes accounted for on a gross basis as operating revenues in the Condensed Consolidated Statements of Operations were as follows.

	Three Months Ended March 31,
(in millions)	2014	2013
Duke Energy	$167	$149
Duke Energy Carolinas	46	42
Progress Energy	77	67
Duke Energy Progress	32	28
Duke Energy Florida	45	39
Duke Energy Ohio	34	31
Duke Energy Indiana	10	9

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NEW ACCOUNTING STANDARDS

The new accounting standards adopted in 2014 and 2013 had no significant impact on the presentation or results of operations, cash flows, or financial position of the Duke Energy Registrants. Disclosures have been enhanced to provide a discussion and tables on derivative contracts subject to enforceable master netting agreements.

The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by the Duke Energy Registrants, as of March 31, 2014.

ASC 205 — Reporting Discontinued Operations. In April 2014, the FASB issued revised accounting guidance for reporting discontinued operations. A discontinued operation would be either (i) a component of an entity or a group of components of an entity that represents a separate major line of business or major geographical area of operations that either has been disposed of or is part of a single coordinated plan to be classified as held for sale or (ii) a business that, on acquisition, meets the criteria to be classified as held for sale.

For the Duke Energy Registrants, this guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2015. This guidance will also result in increased disclosures. In general, this guidance is likely to result in fewer disposals of assets qualifying as discontinued operations.

2. DISPOSITIONS

Midwest Generation Exit

On February 17, 2014, Duke Energy Ohio announced it had initiated a process to exit its nonregulated Midwest generation business. As a result, Duke Energy and Duke Energy Ohio classified the assets and associated liabilities of this business as held for sale in the Condensed Consolidated Balance Sheet at March 31, 2014, and recorded pretax losses on these assets of approximately $1,381 million and $1,417 million at Duke Energy and Duke Energy Ohio, respectively, which represents the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. These losses were included in Impairment charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the disposal group was based on the income approach, which estimates fair value using discounted cash flows. The impairment will be updated, if necessary, based on changes in estimated fair value as additional information related to the potential transaction becomes available. Duke Energy and Duke Energy Ohio ceased depreciating the fixed assets of the disposal group when classified as held for sale. Considering a marketing period of several months and potential regulatory approvals, Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business by the end of the first quarter of 2015.

The nonregulated Midwest generation business is included in the Commercial Power segment. The following table presents information related to the Duke Energy Ohio plants included in the disposal group.

Facility	Plant Type	Primary Fuel	Location	Total Average MW Capacity(c)	Owned Average MW Capacity(c)	Ownership Interest
Stuart(a)(b)	Fossil Steam	Coal	OH	2,318	904	39%
Zimmer(a)	Fossil Steam	Coal	OH	1,338	622	46.5
Hanging Rock	Combined Cycle	Gas	OH	1,274	1,274	100
Miami Fort (Units 7 and 8)(a)	Fossil Steam	Coal	OH	1,020	653	64
Conesville(a)(b)	Fossil Steam	Coal	OH	780	312	40
Washington	Combined Cycle	Gas	OH	637	637	100
Fayette	Combined Cycle	Gas	PA	640	640	100
Killen(a)(b)	Fossil Steam	Coal	OH	618	204	33
Lee	Combustion Turbine	Gas	IL	640	640	100
Dick's Creek	Combustion Turbine	Gas	OH	136	136	100
Miami Fort	Combustion Turbine	Oil	OH	68	68	100
Total Midwest Generation				9,469	6,090

(a)						Jointly owned with Ohio Power Company and/or The Dayton Power & Light Company.
(b)						Station is not operated by Duke Energy Ohio.
(c)						Average MW capacity is calculated as the average of winter capacity and summer capacity.

The disposal group also includes Duke Energy Ohio’s power purchase agreement with the Ohio Valley Electric Corporation (OVEC), and a retail sales business owned by Duke Energy.

The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale  included in the Midwest generation disposal group in the Condensed Consolidated Balance Sheets. Amounts included in the following table

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

exclude certain other disposal groups which are not material and accordingly do not agree to the Duke Energy Condensed Consolidated Balance Sheets.

	March 31, 2014
(in millions)	Duke Energy	Duke Energy Ohio
Current assets	$515	$442
Investments and other assets	209	179
Property, plant and equipment	2,025	1,988
Total assets held for sale	$2,749	$2,609
Current liabilities	$222	$189
Deferred credits and other liabilities	56	55
Total liabilities associated with assets held for sale	$278	$244

3. BUSINESS SEGMENTS

Duke Energy evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Certain governance costs are allocated to each segment. In addition, direct interest expense and income taxes are included in segment income.

Operating segments are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate the performance.

Products and services are sold between affiliate companies and reportable segments of Duke Energy at cost. Segment assets as presented in the tables that follow exclude all intercompany assets.

DUKE ENERGY

Duke Energy has the following reportable operating segments: Regulated Utilities, International Energy and Commercial Power.

Regulated Utilities conducts operations primarily through Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana, and the regulated transmission and distribution operations of Duke Energy Ohio. These electric and gas operations are subject to the rules and regulations of the FERC, NCUC, PSCSC, FPSC, PUCO, IURC, and KPSC. Substantially all of Regulated Utilities’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas, and natural gas liquids outside the U.S. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company (NMC), a large regional producer of Methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation operations consist primarily of Duke Energy Ohio’s coal-fired and gas-fired nonregulated generation assets located in the Midwest region of the U.S. and wind and solar generation located throughout the U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. In addition, Commercial Power operates and develops transmission projects.

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes unallocated corporate interest expense, certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, and contributions to the Duke Energy Foundation. On December 31, 2013, Duke Energy sold its interest in DukeNet Communications Holdings, LLC (DukeNet) to Time Warner Cable, Inc.

	Three Months Ended March 31, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues	$5,795	$382	$442	$6,619	$5	$	―	$6,624
Intersegment revenues	10	―	7	17	20		(37)	―
Total revenues	$5,805	$382	$449	$6,636	$25		$(37)	$6,624
Segment income (loss)(a)(b)	$737	$130	$(879)	$(12)	$(82)	$	―	$(94)
Add back noncontrolling interests component								4
Loss from discontinued operations, net of tax								(3)
Net loss								$(93)
Segment assets(a)	$100,097	$5,064	$5,666	$110,827	$2,789		$176	$113,792

(a)	Commercial Power includes the impairment charge related to the planned disposition of the Midwest Generation business. See Note 2 for additional information.
(b)	Other includes after-tax costs to achieve the Progress Energy merger.

	Three Months Ended March 31, 2013
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues	$5,052	$392	$439	$5,883	$15	$	―	$5,898
Intersegment revenues	8	―	13	21	20		(41)	―
Total revenues	$5,060	$392	$452	$5,904	$35		$(41)	$5,898
Segment income (loss) / Consolidated net income(a)	$656	$97	$(42)	$711	$(77)	$	―	$634

(a)	Other includes after-tax costs to achieve the Progress Energy merger.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY OHIO

Duke Energy Ohio has two reportable operating segments, Regulated Utilities and Commercial Power.

Regulated Utilities transmits and distributes electricity in portions of Ohio and generates, distributes and sells electricity in portions of Kentucky. Regulated Utilities also transports and sells natural gas in portions of Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy. See Note 8 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Three Months Ended March 31, 2014
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues(a)	$562	$201	$763	$	―	$	―	$763
Intersegment revenues	―	7	7		―		(7)	―
Total revenues	$562	$208	$770	$	―		$(7)	$763
Segment income (loss) / Consolidated net loss(a)(b)	$64	$(951)	$(887)		$(3)	$	―	$(890)
Segment assets(b)	$6,736	$2,858	$9,594		$102		$(161)	$9,535

(a)

In May 2013, Duke Energy Ohio implemented revised customer rates approved by the PUCO. This increase impacts Regulated Utilities. See Note 4 for additional information about the revised customer rates.

(b)	Commercial Power includes the impairment charge related to the planned disposition of the Midwest Generation business. See Note 2 for additional information.

	Three Months Ended March 31, 2013
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues	$492	$255	$747	$	―	$	―	$747
Intersegment revenues	―	11	11		―		(11)	―
Total revenues	$492	$266	$758	$	―		$(11)	$747
Segment income (loss) / Consolidated net loss	$53	$(67)	$(14)		$(7)	$	―	$(21)

DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA

The remaining Duke Energy Registrants each have one reportable operating segment, Regulated Utility, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $63 million and $101 million for the three months ended March 31, 2014 and 2013, respectively. The following table summarizes the net loss for Other at each of these registrants.

	Three Months Ended March 31,
(in millions)	2014	2013
Duke Energy Carolinas	$(21)	$(19)
Progress Energy	(52)	(79)
Duke Energy Progress	(10)	(7)
Duke Energy Florida	(4)	(5)
Duke Energy Indiana	(3)	(4)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The respective Regulated Utility and Regulated Utilities operating segments include substantially all of Duke Energy Carolinas’, Progress Energy’s, Duke Energy Progress’, Duke Energy Florida’s and Duke Energy Indiana’s assets at March 31, 2014 and 2013.

4. REGULATORY MATTERS

RATE RELATED INFORMATION

The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and natural gas services within their states. Nonregulated sellers of natural gas and electric generation are also allowed to operate in Ohio once certified by the PUCO. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio and Indiana), as well as sales of transmission service.

Duke Energy Carolinas

2013 North Carolina Rate Case

On September 24, 2013, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase with minor modifications. The parties agreed to a three-year step-in rate increase, with the first two years providing for $204 million, or a 4.5 percent average increase in rates, and the third year providing for rates to be increased by an additional $30 million, or 0.6 percent. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. New rates went into effect on September 25, 2013.

On October 23, 2013, the North Carolina Attorney General (NCAG) appealed the rate of return and capital structure approved in the agreement. On October 24, 2013, the NC Waste Awareness and Reduction Network (NC WARN) also appealed various matters in the settlement. The North Carolina Supreme Court (NCSC) denied a Motion to Consolidate these appeals with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing continues in this matter, and no oral argument has been scheduled at this time. Duke Energy Carolinas cannot predict the outcome of this matter.

2013 South Carolina Rate Case

On September 11, 2013, the PSCSC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. Parties to the settlement agreement were the Office of Regulatory Staff, Wal-Mart Stores East, LP and Sam’s East, Incorporated, the South Carolina Energy Users Committee, Public Works of the City of Spartanburg, South Carolina and the South Carolina Small Business Chamber of Commerce. The parties agreed to a two-year step-in rate increase, with the first year providing for approximately $80 million, or a 5.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $38 million, or 2.6 percent. The settlement agreement is based upon a return on equity of 10.2 percent and a 53 percent equity component of the capital structure. New rates went into effect on September 18, 2013.

2011 North Carolina Rate Case

On January 27, 2012, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. The Public Staff was a party to the settlement. On October 23, 2013, the NCUC reaffirmed the rate of return approved in the January 27, 2012 settlement agreement, in response to an appeal by the NCAG. On November 21, 2013, the NCAG appealed the reaffirmed order. The NCSC denied a Motion to Consolidate this appeal with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing continues in this matter, and no oral argument has been scheduled at this time. Duke Energy Carolinas cannot predict the outcome of this matter.

William States Lee Combined Cycle Facility

On April 9, 2014, the PSCSC granted Duke Energy Carolinas a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined cycle natural gas-fired generating plant at its existing William States Lee Generating Station in Anderson, South Carolina. Receipt of the CECPCN does not commit Duke Energy Carolinas to build the facility. Duke Energy Carolinas will make a decision regarding this facility by mid-2014. If constructed, the North Carolina Electric Membership Corporation will own 14 percent of the project.

Duke Energy Progress

2012 North Carolina Rate Case

On May 30, 2013, the NCUC approved a settlement agreement related to Duke Energy Progress’ request for a rate increase. The Public Staff was a party to the settlement agreement. The parties agreed to a two-year step-in rate increase, with the first year providing for a $147 million, or a 4.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or a 1.0 percent average increase in rates. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. New rates went into effect on June 1, 2013.

On July 1, 2013, the NCAG appealed the NCUC’s approval of the rate of return and capital structure included in the agreement. NC WARN also appealed various matters in the settlement. The NCSC denied a Motion to Consolidate these appeals with other North Carolina rate case

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing has concluded in this matter and oral argument was held on May 5, 2014. Duke Energy Progress cannot predict the outcome of this matter.

Wholesale Depreciation Rates

On April 19, 2013, Duke Energy Progress filed an application with FERC for acceptance of changes to generation depreciation rates and in August filed for acceptance of additional changes. These changes will affect the rates of Duke Energy Progress wholesale power customers that purchase or will purchase power under formula rates. Certain Duke Energy Progress wholesale customers filed interventions and protests. FERC accepted the depreciation rate changes, subject to refund, and set the matter for settlement and hearing in a consolidated proceeding. FERC further initiated an action with respect to the justness and reasonableness of the proposed rate changes. A settlement conference is scheduled for May 22, 2014. Duke Energy Progress cannot predict the outcome of this matter.

Duke Energy Florida

FPSC Settlement Agreements

On February 22, 2012, the FPSC approved a settlement agreement (the 2012 Settlement) among Duke Energy Florida, the Florida Office of Public Counsel (OPC) and other customer advocates. The 2012 Settlement was to continue through the last billing cycle of December 2016. On October 17, 2013, the FPSC approved a settlement agreement (the 2013 Settlement) between Duke Energy Florida, OPC, and other customer advocates. The 2013 Settlement replaces and supplants the 2012 Settlement and substantially resolves issues related to (i) Crystal River Unit 3, (ii) Levy, (iii) Crystal River 1 and 2 coal units, and (iv) future generation needs in Florida. Refer to the remaining sections below and the 2013 Annual Report on Form 10-K for further discussion of these settlement agreements.

Crystal River Unit 3

On February 5, 2013, Duke Energy Florida announced the retirement of Crystal River Unit 3. On February 20, 2013, Duke Energy Florida filed with the NRC a certification of permanent cessation of power operations and permanent removal of fuel from the reactor vessel. In December 2013, Duke Energy Florida filed an updated site-specific decommissioning plan with the NRC. The plan included a decommissioning cost estimate of $1,180 million, including amounts applicable to joint owners, under the safe storage (SAFSTOR) option. Duke Energy Florida’s decommissioning study assumes Crystal River Unit 3 will be in SAFSTOR configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities to be completed by 2073. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three accepted approaches to decommissioning approved by the NRC.

Duke Energy Florida has reclassified all Crystal River Unit 3 investments, including property, plant and equipment, nuclear fuel, inventory, and other assets, to a regulatory asset. Duke Energy Florida is allowed to accelerate cash recovery of approximately $130 million of the Crystal River Unit 3 regulatory asset from retail customers from 2014 through 2016 through its fuel clause. Duke Energy Florida will begin recovery of the remaining Crystal River Unit 3 regulatory asset, up to a cap of $1,466 million from retail customers upon the earlier of (i) full recovery of the uncollected Levy investment or (ii) the first billing period of January 2017. Recovery will continue 240 months from inception of collection of the regulatory asset in base rates. The Crystal River Unit 3 base rate component will be adjusted at least every four years. Included in this recovery, but not subject to the cap, are costs of building a dry cask storage facility for spent nuclear fuel. The return rate will be based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent. The return rate is subject to change if the return on equity changes in the future. Construction of the dry cask storage facility is subject to separate FPSC approval. The regulatory asset associated with the uprate project will continue to be recovered through the Nuclear Cost Recovery Clause (NCRC) over an estimated seven year period beginning in 2013.

Through March 31, 2014, Duke Energy Florida deferred $1,321 million for rate recovery related to Crystal River Unit 3, which is subject to the rate recovery cap in the 2013 Settlement. In addition, Duke Energy Florida deferred $311 million for recovery associated with building a dry cask storage facility and the original uprate project, which is not subject to the rate recovery cap discussed above. Duke Energy Florida does not expect the Crystal River Unit 3 regulatory asset to exceed the cap.

The following table includes a summary of retail customer refunds agreed to in the 2012 Settlement and the 2013 Settlement. Refer to the 2013 Annual Report on Form 10-K for additional information on each of these refunds.

	March 31, 2014
			Remaining Amount to be Refunded
(in millions)	Total	Refunded to date	2014	2015	2016
2012 Settlement refund	$288	$164	$104	$10	$10
Retirement decision refund	100	―	―	40	60
NEIL proceeds	490	367	123	―	―
Total customer refunds	$878	531	227	50	70
Accelerated regulatory asset recovery	(130)	(8)	(29)	(37)	(56)
Net customer refunds	748	$523	$198	$13	$14

Levy

On July 28, 2008, Duke Energy Florida applied to the NRC for a Combined Construction and Operating License (COL) for two Westinghouse AP1000 reactors at Levy. In 2008, the FPSC granted Duke Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule, together with the associated facilities, including transmission lines and substation facilities.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

On January 28, 2014, Duke Energy Florida terminated the Levy engineering, procurement and construction agreement (EPC). Duke Energy Florida may be required to pay for work performed under the EPC and to bring existing work to an orderly conclusion, including but not limited to costs to demobilize and cancel certain equipment and material orders placed. Duke Energy Florida recorded an exit obligation of $25 million upon termination of the EPC. This liability was recorded within Other in Deferred Credits and Other Liabilities with an offset primarily to Regulatory assets on the Condensed Consolidated Balance Sheets. Duke Energy Florida is allowed to recover reasonable and prudent EPC cancellation costs from its retail customers. See Note 5 for a discussion of litigation related to the EPC termination.

The 2012 Settlement provided that Duke Energy Florida include the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. In accordance with the 2013 Settlement, Duke Energy Florida ceased amortization of the wholesale allocation of Levy investments against retail rates.

Recovery of the remaining retail portion of the project costs will occur over five years from 2013 through 2017. Duke Energy Florida has an ongoing responsibility to demonstrate prudency related to the wind down of the Levy investment and the potential for salvage of Levy assets. As of March 31, 2014, Duke Energy Florida has a net uncollected investment in Levy of approximately $248 million, including AFUDC. Of this amount, $31 million is included in Regulatory assets, $121 million related to land and the COL is included in Net, property, plant and equipment, and $96 million is included in Regulatory assets within Current Assets on the Condensed Consolidated Balance Sheets.

New Generation

The 2013 Settlement establishes a recovery mechanism for additional generation needs. This recovery mechanism, the Generation Base Rate Adjustment (GBRA), allows recovery of prudent costs of these items through an increase in base rates, upon the in-service date of such assets, without a general rate case at a 10.5 percent return on equity. On October 8, 2013, Duke Energy Florida issued a request for proposals to evaluate alternatives for an additional generation facility. Duke Energy Florida is currently reviewing bids received on December 9, 2013, and expects to make a decision by mid-2014.

Cost of Removal Reserve

The 2012 Settlement and the 2013 Settlement provided Duke Energy Florida the discretion to reduce cost of removal amortization expense up to the balance in the cost of removal reserve until the earlier of its applicable cost of removal reserve reaching zero or the expiration of the 2013 Settlement. Duke Energy Florida was not allowed to reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range. Duke Energy Florida recognized a reduction in amortization expense of $56 million for the three months ended March 31, 2013. Duke Energy Florida had no cost of removal reserves eligible for amortization to income remaining after December 31, 2013.

Duke Energy Ohio

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

2012 Natural Gas Rate Case

On April 2, 2013, Duke Energy Ohio, the PUCO Staff, and intervening parties filed a settlement (the Gas Settlement) with the PUCO related to a gas distribution case. The Gas Settlement provides for no increase in base rates for natural gas distribution service. The Gas Settlement left unresolved the recovery of environmental remediation costs associated with former manufactured gas plants (MGP). The Gas Settlement is based upon a return on equity of 9.84 percent.

On November 13, 2013, the PUCO issued an order approving the Gas Settlement and allowing for the recovery of $56 million of MGP costs, excluding carrying costs, to be recovered over a five-year period beginning in 2014. Beginning March 5, 2014, consumer groups filed notices of appeal to the Ohio Supreme Court. On March 17, 2014, these parties filed a motion to stay the MGP rider. The PUCO Staff and Duke Energy Ohio filed memoranda in opposition on March 25, 2014. On April 24, 2014, the court granted Duke Energy Ohio’s motion to intervene. The PUCO Staff’s motion remains pending. On March 21, 2014, consumer groups also filed an application for rehearing on the PUCO’s decision to deny their motion for stay or, in the alternative, to implement the MGP rider subject to refund. Duke Energy Ohio has opposed the application. Duke Energy Ohio cannot predict the outcome of this matter. On March 31, 2014, Duke Energy Ohio filed an application for approval to adjust the MGP rider to include remediation costs incurred in 2013. The tariff was effective with April 2014 billing.

Regional Transmission Organization (RTO) Realignment

Duke Energy Ohio including Duke Energy Kentucky, transferred control of its transmission assets from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011.

On December 22, 2010, the KPSC approved Duke Energy Kentucky’s request to effect the RTO realignment, subject to a commitment not to seek double-recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.

On May 25, 2011, the PUCO approved a settlement between Duke Energy Ohio, Ohio Energy Group, the Office of Ohio Consumers’ Counsel and the PUCO Staff related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Project (MTEP) costs, including but not limited to Multi-Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio did not recover any portion of the MISO exit obligation, PJM integration fees, or internal costs associated with the RTO realignment, and will not recover the first $121 million of PJM transmission

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

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

(in millions)	Balance at December 31, 2013	Provision / Adjustments	Cash Reductions	Balance at March 31, 2014(a)
Duke Energy Ohio	$95	$1	$(1)	$95

(a)	As of March 31, 2014, $74 million is recorded as a Regulatory asset on Duke Energy Ohio's Condensed Consolidated Balance Sheets.

MVP. MISO approved 17 MVP proposals prior to Duke Energy Ohio’s exit from MISO on December 31, 2011. Construction of these projects is expected to continue through 2020. Costs of these projects, including operating and maintenance costs, property and income taxes, depreciation and an allowed return, are allocated and billed to MISO transmission owners.

On December 29, 2011, MISO filed a tariff with the FERC providing for the allocation of MVP costs to a withdrawing owner based on monthly energy usage. The FERC set for hearing (i) whether MISO’s proposed cost allocation methodology to transmission owners who withdrew from MISO prior to January 1, 2012 is consistent with the tariff at the time of their withdrawal from MISO, and, (ii) if not, what the amount of and methodology for calculating any MVP cost responsibility should be. On July 16, 2013, a FERC Administrative Law Judge (ALJ) issued an initial decision. Under this initial decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio filed exceptions to the initial decision, requesting the FERC overturn the ALJ’s decision. After reviewing the initial decision, along with all exceptions and responses filed by the parties, the FERC will issue a final decision. Duke Energy Ohio fully intends to appeal to the federal court of appeals if the FERC affirms the ALJ’s decision. Duke Energy Ohio cannot predict the outcome of these proceedings.

In 2012, MISO estimated Duke Energy Ohio’s MVP obligation over the period from 2012 to 2071 at $2.7 billion, on an undiscounted basis. The estimated obligation is subject to great uncertainty including the ultimate cost of the projects, the annual costs of O&M, taxes and return over the project lives and the allocation to Duke Energy Ohio.

Duke Energy Indiana

Edwardsport IGCC Plant

On November 20, 2007, the IURC granted Duke Energy Indiana a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s existing Edwardsport Generating Station in Knox County, Indiana with a cost estimate of $1.985 billion assuming timely recovery of financing costs related to the project. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. (collectively, the Joint Intervenors) were intervenors in several matters related to the Edwardsport IGCC Plant.

On December 27, 2012, the IURC approved a settlement agreement (2012 Edwardsport settlement) related to the cost increase for the construction of the project, including subdockets before the IURC related to the project. The Office of Utility Consumer Counselor (OUCC), the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana were parties to the settlement. The settlement agreement, as approved, capped costs to be reflected in customer rates at $2.595 billion, including estimated AFUDC through June 30, 2012. Duke Energy Indiana is allowed to recover AFUDC after June 30, 2012, until customer rates are revised, with such recovery decreasing to 85 percent on AFUDC accrued after November 30, 2012.

The project was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC plant are recovered from retail electric customers via a tracking mechanism, the IGCC Rider. Updates to the IGCC Rider are filed semi-annually. The Joint Intervenors have challenged and/or appealed most IGCC Rider updates. To date, all IGCC Rider updates have been approved by the IURC and upheld on appeal.

On March 18, 2014, the Indiana Court of Appeals denied an appeal filed by the Joint Intervenors’ and affirmed the IURC order approving the 2012 Edwardsport settlement and other related regulatory orders.

On April 2, 2014, the IURC ordered a subdocket to Duke Energy Indiana’s current fuel adjustment clause proceeding. The subdocket will review underlying causes for net negative generation amounts at the Edwardsport IGCC plant during the period September through November 2013. Duke Energy Indiana contends the net negative generation is related to the consumption of fuel and auxiliary power when the plant was in start-up or off-line. The Joint Intervenors, OUCC, the Duke Energy Indiana Industrial Group, and Nucor Steel-Indiana are parties to the subdocket. A prehearing conference was held on April 23, 2014.

Duke Energy Indiana cannot predict the outcome of the fuel adjustment clause subdocket or future IGCC Rider proceedings.

OTHER REGULATORY MATTERS

Merger Appeals

On January 9, 2013, the City of Orangeburg and NC WARN appealed the NCUC’s approval of the merger between Duke Energy and Progress Energy. On April 29, 2013, the NCUC granted Duke Energy’s motion to dismiss certain exceptions contained in NC WARN’s appeal.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

On November 6, 2013, the North Carolina Court of Appeals heard oral arguments on the appeals. On March 4, 2014, the Court of Appeals issued an opinion affirming the NCUC’s approval of the merger. On April 8, 2014, NC WARN filed a petition for discretionary review by the North Carolina Supreme Court. On April 21, 2014, Duke Energy and the NCUC Public Staff jointly filed their response opposing NC WARN’s petition. The City of Orangeburg did not file a petition for discretionary review.

Progress Energy Merger FERC Mitigation

In June 2012, the FERC approved the merger with Progress Energy, including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff. The revised market power mitigation plan provides for the acceleration of one transmission project and the completion of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the completion of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation is expected to increase power imported into the Duke Energy Carolinas and Duke Energy Progress service areas and enhance competitive power supply options in the service areas. These projects are expected to be completed in 2014. On August 8, 2012, FERC granted certain intervenors’ request for rehearing for further consideration.

Following the closing of the merger, outside counsel reviewed Duke Energy’s mitigation plan and discovered a technical error in the calculations. On December 6, 2013, Duke Energy submitted a filing to the FERC disclosing the error and arguing that no additional mitigation is necessary. On March 28, 2014, Duke Energy submitted responses to a FERC deficiency letter seeking additional information concerning the market power mitigation calculations. The City of New Bern filed a protest to Duke Energy’s response and requested that FERC order additional mitigation. Duke Energy cannot predict the outcome of this matter.

Planned and Potential Coal Plant Retirements

The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a 10 to 20-year period, and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in South Carolina, Florida, Indiana and Ohio earlier than their current estimated useful lives. The facilities do not have the requisite emission control equipment, primarily to meet EPA regulations recently approved or that are not yet effective.

The table below contains the net carrying value of generating facilities planned for early retirement or being evaluated for potential retirement included in Property, plant and equipment, net on the Consolidated Balance Sheets.

	March 31, 2014
	Duke Energy	Duke Energy Carolinas(b)	Progress Energy	Duke Energy Florida(c)	Duke Energy Ohio(d)	Duke Energy Indiana(e)
Capacity (in MW)	2,297	200	873	873	556	668
Remaining net book value (in millions)(a)	$255	$13	$112	$112	$9	$121

(a)	Included in Property, plant and equipment, net as of March 31, 2014, on the Condensed Consolidated Balance Sheets.
(b)

Includes Lee Units 1 and 2. Excludes 170 MW Lee Unit 3 that is expected to be converted to gas in 2014. Duke Energy Carolinas expects to retire or convert these units by December 2020 in conjunction with a settlement agreement associated with the Cliffside Unit 6 air permit.

(c)	Includes Crystal River Units 1 and 2.
(d)	Includes Beckjord Units 5 and 6 and Miami Fort Unit 6. Beckjord units have no remaining book value.
(e)

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

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

contamination caused by other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives, and/or regulatory decisions has not yet been determined. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.

The following table contains information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$79	$11	$27	$8	$19	$27	$7
Provisions / adjustments	3	―	3	2	1	―	―
Cash reductions	(1)	―	(1)	―	(1)	―	―
Balance at end of period	$81	$11	$29	$10	$19	$27	$7

	Three Months Ended March 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$75	$12	$33	$14	$19	$15	$8
Provisions / adjustments	2	―	1	―	1	―	―
Cash reductions	(6)	―	(2)	(1)	(1)	(2)	(1)
Balance at end of period	$71	$12	$32	$13	$19	$13	$7

Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation, and monitoring for environmental sites that have been evaluated at this time are presented in the table below.

(in millions)
Duke Energy	$75
Duke Energy Carolinas	29
Progress Energy	5
Duke Energy Progress	2
Duke Energy Florida	3
Duke Energy Ohio	35
Duke Energy Indiana	6

Ash Basins

On February 2, 2014, a break in a 48-inch stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the 48-inch stormwater pipe stopping the release of materials into the river. On February 21, 2014, a permanent plug was installed in a 36-inch stormwater pipe beneath the ash basin. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the incident. Duke Energy Carolinas incurred approximately $15 million of repairs and remediation expense related to this incident during the three months ended March 31, 2014. This amount is recorded in Operations, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income. Duke Energy Carolinas will not seek recovery of these costs from ratepayers. Other costs related to the Dan River release and other ash basins, including regulatory directives, natural resources damages, pending litigation, future claims or litigation, long-term environmental impact costs, long-term operational changes, and costs associated with new laws and regulations cannot be reasonably estimated at this time. However, the total costs to be incurred to remediate the Dan River ash release are not expected to be material.

Duke Energy has engaged third-party engineering experts to complete an independent engineering review of all its ash basins. This work will be complete by May 31, 2014, and immediate actions will be taken to address any significant issues.

Duke Energy is also preparing a comprehensive, longer-term ash basin strategy, which will involve a site by site analysis of applicable laws, regulations, site characteristics, and engineering feasibility.  We expect this work to be completed by the end of the year, with detailed engineering to follow. Each site is unique, and site-specific engineering will help determine the most appropriate closure method for that site.

On March 12, 2014, Duke Energy issued a letter to the Governor of the State of North Carolina and the Secretary of the North Carolina Department of Environment and Natural Resources (DENR) outlining recommendations for near-term and longer-term action at its ash basins in North Carolina. Implementing the near-term recommendations and longer-term plans depends on receipt of various state and federal permits and determinations that these actions are prudent, cost-effective and environmentally sound. The near-term actions outlined in the letter include moving ash from basins at three coal plants to lined fill solutions, converting the remaining coal units to dry fly ash handling or retiring the units, and minimizing potential risk of an incident similar to Dan River by removing water from ash basins at all retired North Carolina coal plants.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

On April 22, 2014, a representative of Duke Energy appeared before the Environmental Review Commission of the North Carolina General Assembly and outlined cost estimates for a range of ash handling and ash basin closure options.  The table below summarizes estimated costs of various potential approaches to ash management for North Carolina ash basins. These amounts represent a rough order of magnitude and are not detailed engineering grade estimates. The estimates assume coal ash will retain a non-hazardous designation by the EPA and exclude financing costs.  Any ultimate activities and resultant costs will be dependent upon state and federal environmental requirements. Cost recovery for these expenditures will be pursued through the normal ratemaking process with state utility commissions, which permits the recovery of necessary and prudently incurred costs associated with Duke Energy's regulated operations. Duke Energy records asset retirement obligations when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Duke Energy has not recorded an asset retirement obligation related to these proposals as a legal obligation has not yet been incurred. As the necessary approvals are obtained to permit the work to proceed an asset retirement obligation could be recorded.

(in billions)	Range
Baseline assumptions(a)	$2.0	-	2.5
Estimated additional costs related to full excavation(b)	4.0	-	5.5
Estimated additional costs related to all-dry systems(c)	1.0	-	2.0
Total range of costs	$2.0	-	10.0

(a)

Assumes (i) hybrid cap in place closure for ash basins at ten coal plants, (ii) excavation and relocation of ash to lined structural fills or landfills for the retired Dan River, Riverbend and Sutton coal plants, (iii) dry fly ash conversion at the Asheville units and Cliffside Unit 5, (iv) continued structural fill disposal for the Asheville coal plant, and (v) dry bottom ash handling conversions and fly ash reliability improvements. Includes costs for actions noted in the March 12, 2014 letter to the Governor of North Carolina and existing plans to close ash basins.

(b)	Represents estimated additional costs to excavate and relocate ash to lined landfills for the ten plants under hybrid cap in place closure in the baseline assumptions.
(c)	Represents estimated additional costs to convert all active coal plants to all-dry pneumatic bottom ash handling systems and thermally-driven evaporation of other process water.

Regulations

Clean Water Act 316(b)

The EPA proposed a cooling water intake structures rule on April 20, 2011. The proposed rule advances one main approach and three alternatives. Based on the main approach proposed, most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources unless retired prior to implementation of the 316(b) requirements.

The EPA intends to finalize the rule by May 16, 2014. If the rule is finalized as proposed, modifications to affected power plant cooling water intake structures could be required by mid-to-late 2017. The Duke Energy Registrants are unable to predict the outcome of this rulemaking, but the impact could be significant.

Cross-State Air Pollution Rule (CSAPR)

On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual SO2 budgets and annual seasonal NOx budgets that were to take effect on January 1, 2012.

On August 21, 2012, the D.C. Circuit Court vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR). The CAIR requires additional reductions in SO2 and NOx emissions beginning in 2015. On April 29, 2014, the Supreme Court reversed the D.C. Circuit Court’s decision, finding that with CSAPR, the EPA reasonably interpreted the good neighbor provision of the Clean Air Act. The case has been remanded to the D.C. Circuit Court for further proceedings consistent with the court’s opinion.

The stringency of the CSAPR requirements varies among the Duke Energy Registrants. Where the CSAPR requirements are to be constraining, activities to meet the requirements could include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR is not expected to result in Duke Energy Registrants adding new emission controls. The Duke Energy Registrants cannot predict the outcome of the proceedings.

Coal Combustion Residuals (CCR)

On June 21, 2010, the EPA proposed a regulation under the Resource Conservation and Recovery Act, related to CCR or coal combustion byproducts associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either (i) be regulated as hazardous waste or (ii) continue to be regulated as non-hazardous waste. On October 29, 2013, the U.S. District Court for the District of Columbia directed the EPA to provide the Court, within 60 days of the Order, a proposed schedule for completing the CCR rulemaking. On January 29, 2014, the EPA filed a consent decree agreeing to issue the final rule by December 19, 2014. The Duke Energy Registrants cannot predict the outcome of this rulemaking, but the impact could be significant.

Steam Electric Effluent Limitation Guidelines

On June 7, 2013, the EPA proposed Steam Electric Effluent Limitations Guidelines (ELGs). The EPA is under a revised court order to finalize the rule by September 30, 2015. The EPA has proposed eight options for the rule, which vary in stringency and cost. The proposed regulation applies to seven waste streams, including wastewater from air pollution control equipment and ash transport water. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. Requirements to comply with the final rule

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

may begin as early as late 2018 for some facilities. The Duke Energy Registrants are unable to predict the outcome of the rulemaking, but the impact could be significant.

Greenhouse Gas New Source Performance Standards (NSPS)

On January 8, 2014, the EPA proposed a rule to establish carbon dioxide (CO2) emissions standards for new pulverized coal, IGCC, natural gas combined cycle, and simple cycle electric generating units commencing construction on or after the date the proposal appears in the Federal Register. Based on the proposal, future coal and IGCC units will be required to employ carbon capture and storage technology to meet the proposed standard.

The Duke Energy Registrants do not expect a material impact on their future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal. It is not known when the EPA might finalize the rule.

On June 25, 2013, the President of the United States issued a memorandum directing the EPA to propose CO2 emissions guidelines for existing fossil-fueled electric generating units by June 1, 2014, and to finalize the guidelines for states to develop their own regulations for implementing the guidelines by June 1, 2015. The memorandum directed the EPA to require states to submit their implementation regulations for approval by June 30, 2016.

The Duke Energy Registrants are unable to predict the outcome of this rulemaking, but the impact could be significant.

Mercury and Air Toxics Standards (MATS)

The final MATS rule, previously referred to as the Utility MACT Rule, was issued on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. Strategies to achieve compliance with the final rule will include installing new air emission control equipment, developing monitoring processes, fuel switching, and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4 regarding potential plant retirements.

In April 2014, several petitions for review of the final rule were denied by the D.C. Circuit Court. The rule will likely be implemented as promulgated.

Refer to the table below for a summary of estimated costs to comply with the MATS regulations.

Estimated Cost and Impacts of EPA Rulemakings

The ultimate compliance requirements for MATS, Clean Water 316(b), CCRs and ELGs will not be known until all the rules have been finalized. For planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed on existing power plants and certain ash basin management costs to comply with these EPA regulations could total $5 billion to $6 billion, excluding AFUDC, over the next 10 years. A portion of the costs in this range, including actions outlined in the March 12, 2014 letter to the Governor of the State of North Carolina, are included in the baseline assumptions in the Ash Basins disclosure above. This estimate assumes coal ash will retain a non-hazardous designation and primarily assumes cap in place closure for ash basins. The cost estimate would be significantly higher if coal ash is deemed a hazardous material and if coal ash is required to be excavated and relocated to lined landfills. The table below includes estimated costs for new control equipment necessary to comply with the MATS rule, which is the only rule that has been finalized.

(in millions)	Range
Duke Energy	$525	-	625
Duke Energy Carolinas	40	-	50
Progress Energy	25	-	40
Duke Energy Progress	10	-	15
Duke Energy Florida	15	-	25
Duke Energy Ohio	35	-	50
Duke Energy Indiana	425	-	485

The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses, and costs for replacement generation for potential coal-fired power plant retirements as a result of these EPA regulations. The actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations. The Duke Energy Registrants intend to seek rate recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

LITIGATION

Duke Energy

Progress Energy Merger Shareholder Litigation

Duke Energy, the eleven members of the Duke Energy Board of Directors who were also members of the pre-merger Duke Energy Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers are defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidates three lawsuits originally filed in July 2012, and is pending in the United States District Court for the Western District of North Carolina. The plaintiffs allege federal Securities Act and Exchange Act claims based on

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in CEO. The claims are purportedly brought on behalf of a class of all persons who purchased or otherwise acquired Duke Energy securities between June 11, 2012 and July 9, 2012. On July 26, 2013, the Magistrate Judge recommended the District Court Judge deny the defendants’ motion to dismiss. On October 2, 2013, the District Judge heard defendants’ objections to this recommendation. A decision is pending on the motion to dismiss. Mediation of the claims is scheduled for May 14, 2014.

On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation. The lawsuit names as defendants the Legacy Duke Directors. Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO. The case is stayed pending resolution of the Nieman v. Duke Energy Corporation, et al. case in North Carolina.

Two shareholder Derivative Complaints, filed in 2012 in federal district court in Delaware, were consolidated as Tansey v. Rogers, et al. The case alleges claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act. Duke Energy is named as a nominal defendant. On May 17, 2013, the judge granted the defendants' motion to stay the litigation until a decision is rendered on the motion to dismiss in the Nieman v. Duke Energy Corporation, et al.  case in North Carolina.

On August 3, 2012, Duke Energy was served with a shareholder Derivative Complaint, which was transferred to the North Carolina Business Court (Krieger v. Johnson, et al.). The lawsuit names as defendants William D. Johnson and the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson. On April 30, 2014, the North Carolina Business Court granted the Legacy Duke Energy Directors’ motion to dismiss the lawsuit.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these lawsuits.

Price Reporting Cases

A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada.

Each of these cases contain similar claims that defendants’ allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.

On July 19, 2011, the judge granted a defendant’s motion for summary judgment in two of the remaining five cases to which Duke Energy affiliates are a party. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed the lower court’s decision. On August 26, 2013, the defendants, including Duke Energy, filed a petition for certiorari to the U.S. Supreme Court, which remains pending.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.

Brazil Expansion Lawsuit

On August 9, 2011, the State of São Paulo sued Duke Energy International Geracao Paranapenema S.A. (DEIGP) in Brazilian state court. The lawsuit claims DEIGP is under a continuing obligation to expand installed generation capacity in the State of São Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position the expansion obligation is no longer viable given changes that have occurred in the electric energy sector since privatization. DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved objections regarding enforceability. No trial date has been set. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.

Duke Energy Carolinas and Duke Energy Progress

Dan River Ash Basin Subpoenas

As a result of the Dan River basin water release discussed above, DENR issued a Notice of Violation and Recommendation of Assessment of Civil Penalties with respect to this matter on February 28, 2014, which the company responded to on March 13, 2014. On February 10, 2014, Duke Energy received a subpoena for the production of documents, issued by the United States Attorney for the Eastern District of North Carolina in connection with a criminal investigation related to the release. A second subpoena was issued by the same United States Attorney on February 18, 2014, which expanded the document production to cover all fourteen of the North Carolina facilities with coal ash basins. This is a multidistrict investigation that also involves state law enforcement authorities. Copies of the subpoenas as well as subpoenas issued to DENR and DENR employees are publically available.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.

DENR State Enforcement Actions

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In the first quarter of 2013, environmental organizations sent notices of intent to sue to Duke Energy Carolinas and Duke Energy Progress related to alleged groundwater violations and Clean Water Act violations from coal ash basins at two of their coal-fired power plants in North Carolina. The North Carolina Department of Environment and Natural Resources (DENR) filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. The cases are being heard before a single judge. On October 4, 2013, Duke Energy Carolinas, Duke Energy Progress and DENR negotiated a proposed consent order. The consent order would have assessed civil penalties and imposed a compliance schedule requiring Duke Energy Carolinas and Duke Energy Progress to undertake monitoring and data collection activities toward making appropriate corrective action to address any substantiated violations. In light of the release that occurred at Dan River on February 2, 2014, on March 21, 2014, DENR withdrew its support of the consent orders and requested that the court proceed with the litigation.

On August 16, 2013, DENR filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina, alleging violations of the Clean Water Act and violations of the North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. Southern Environmental Law Center (SELC), on behalf of several environmental groups, has been permitted to intervene in these cases.

North Carolina Declaratory Judgment Action

On October 10, 2012, the SELC, on behalf of the same environmental groups that were permitted to challenge the consent decrees discussed above, filed a petition with the North Carolina Environmental Management Commission (EMC) asking for a declaratory ruling seeking to clarify the application of the state’s groundwater protection rules to coal ash basins. The petition sought to change the interpretation of regulations that permitted DENR to assess the extent, cause and significance of any groundwater contamination before ordering action to eliminate the source of contamination, among other issues. Duke Energy Carolinas and Duke Energy Progress were both permitted to intervene in the matter. On December 3, 2012, the EMC affirmed this interpretation of the regulations

On January 8, 2013, the same environmental groups filed a Petition for Judicial Review, challenging the final EMC decision. On March 6, 2014, the judge overturned the ruling of the EMC holding that in the case of groundwater contamination, DENR was required to issue an order to immediately eliminate the source of the contamination before an assessment of the nature, significance and extent of the contamination or the continuing damage to the groundwater was conducted. On April 4, 2014, Duke Energy Carolinas and Duke Energy Progress filed a notice of appeal of the ruling. The EMC filed its Notice of Appeal on April 7, 2014.

Federal Citizens Suits

On June 11, 2013, Catawba Riverkeeper Foundation, Inc. (Catawba Riverkeeper) filed a separate action in the United States Court for the Western District of North Carolina. The lawsuit contends the state enforcement action discussed above does not adequately address issues raised in Catawba Riverkeeper’s notice of intent to sue. On April 11, 2014, the Court denied Catawba Riverkeeper’s objections to the Magistrate Judge’s recommendation that plainttiff’s case be dismissed as well as Duke Energy Carolinas’ motion to dismiss. The Court allowed limited discovery, after which Duke Energy Carolinas may file any renewed motions to dismiss.

On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club, and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations. Duke Energy Progress filed a motion to dismiss this lawsuit on November 5, 2013. A decision on the motion to dismiss remains pending.

Duke Energy Carolinas

New Source Review (NSR)

In 1999-2000, the U.S. Department of Justice (DOJ) on behalf of the EPA filed a number of complaints and notices of violation against multiple utilities, including Duke Energy Carolinas, for alleged violations of the NSR provisions of the CAA. The government alleges the utilities violated the CAA by not obtaining permits for certain projects undertaken at certain coal plants or installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek the installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation. Duke Energy Carolinas asserts there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government sued Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate the NSR provisions. Duke Energy Carolinas asserts the projects were routine or not projected to increase emissions. The parties filed a stipulation in which the United States dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties filed opposing motions for summary judgment on the remaining claims. In November 2013, the Court denied Duke Energy’s motion for summary judgment. On March 17, 2014, the court similarly denied plaintiffs’ motion for summary judgment, except to confirm that the baseline for measuring an emissions increase at trial will be the two-year period immediately preceding each project. Duke Energy requested leave to file another motion for summary judgment on alternative grounds. That motion for leave remains pending.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

It is not possible to predict whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, it might incur in connection with this matter. Ultimate resolution of these matters could have a material effect on the results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory recovery will be pursued for costs incurred in connection with such resolution.

Asbestos-related Injuries and Damages Claims

Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2014, there were 112 asserted claims for non-malignant cases with the cumulative relief sought of up to $25 million, and 29 asserted claims for malignant cases with the cumulative relief sought of up to $10 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Duke Energy Carolinas has recognized asbestos-related reserves of $609 million at March 31, 2014 and $616 million at December 31, 2013. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $897 million in excess of the self-insured retention. Receivables for insurance recoveries were $649 million at both March 31, 2014 and December 31, 2013. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Progress Energy

Synthetic Fuels Matters

Progress Energy and a number of its subsidiaries and affiliates are defendants in lawsuits arising out of a 1999 Asset Purchase Agreement. Parties to the Asset Purchase Agreement include U.S. Global, LLC (Global) and affiliates of Progress Energy.

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

On October 3, 2012, the Florida Fourth District Court of Appeals reversed the lower court ruling. The court held that Global was entitled to approximately $90 million of the amount paid into the registry of the court. Progress Energy was entitled to a refund of the remainder of the funds. Progress Energy received cash and recorded a $63 million pretax gain for the refund in December 2012. The gain was recorded in Income from Discontinued Operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income.

On May 9, 2013, Global filed a Seventh Amended Complaint asserting a single count for breach of the Asset Purchase Agreement and seeking specific performance. On April 9, 2014, the parties participated in a court-ordered mediation, which was unsuccessful. A hearing on the parties’ motions for summary judgment was held on April 25, 2014, at which time the judge denied Progress Energy’s Motion to Dismiss. The trial will commence May 29, 2014.

In a second suit filed in the Superior Court for Wake County, North Carolina, Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Energy Affiliates seek declaratory relief consistent with their interpretation of the Asset Purchase Agreement. In August 2003, the Wake County Superior Court stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. Based upon the verdict in the Florida Global Case, Progress Energy anticipates dismissal of the North Carolina Global Case.

Progress Energy does not expect the resolution of these matters to have a material effect on its results of operations, cash flows or financial position.

Duke Energy Progress and Duke Energy Florida

Spent Nuclear Fuel Matters

On December 12, 2011, Duke Energy Progress and Duke Energy Florida sued the United States in the U.S. Court of Federal Claims. The lawsuit claims the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserts damages for the cost of on-site storage. Duke Energy Progress and Duke Energy Florida assert damages for the period January 1, 2006 through December 31, 2010. Claims for all periods prior to 2006 have been resolved. On March 24, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Duke Energy Progress and Duke Energy Florida on this matter, awarding amounts of $83 million and $21 million, respectively. The Federal Government has until May 23, 2014, to appeal the decision. Duke Energy Progress and Duke Energy Florida may file subsequent damage claims as they incur additional costs.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Duke Energy Florida

Westinghouse Contract Litigation

On March 28, 2014 Duke Energy Florida filed a lawsuit against Westinghouse Electric Company (Westinghouse) in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under the terminated EPC agreement for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of the EPC agreement. Duke Energy Florida terminated the EPC agreement on January 28, 2014. On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleges damages under the EPC agreement in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee. It is not possible to predict whether Duke Energy Florida will incur any further liability for terminating the EPC agreement or to estimate the damages, if any, it might incur in connection with these matters. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.

Duke Energy Ohio

Antitrust Lawsuit

In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged Duke Energy Ohio conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements in exchange for their withdrawal of challenges to Duke Energy Ohio’s Rate Stabilization Plan (RSP) implemented in early 2005. In March 2014, a federal judge certified this matter as a class action. Trial has been set to begin on July 27, 2015. It is not possible to predict whether Duke Energy Ohio will incur any liability or to estimate the damages which may be incurred in connection with this lawsuit.

Asbestos-related Injuries and Damages Claims

Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos exposure at its electric generating stations. The impact on Duke Energy Ohio’s results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio generating plants, (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This assessment may change as additional settlements occur, claims are made, and more case law is established.

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

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.

The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters discussed above and the associated insurance recoveries. The reasonably possible range of loss for all non-asbestos related matters in excess of recorded reserves is not material.

(in millions)	March 31, 2014	December 31, 2013
Reserves for Legal and Other Matters(a)
Duke Energy(b)	$817	$824
Duke Energy Carolinas(b)	609	616
Progress Energy	78	78
Duke Energy Progress	10	10
Duke Energy Florida	43	43
Duke Energy Indiana	8	8
Probable Insurance Recoveries(c)
Duke Energy(d)	$649	$649
Duke Energy Carolinas(d)	649	649

(a)	Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities.
(b)	Includes reserves for asbestos-related injuries and damages claims.
(c)	Insurance recoveries are classified on the Condensed Consolidated Balance Sheets in Receivables and Other within Investments and Other Assets.
(d)	Relates to recoveries associated with asbestos-related injuries and damages claims.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

OTHER COMMITMENTS AND CONTINGENCIES

General

As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees, and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees, and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Condensed Consolidated Balance Sheets and have unlimited maximum potential payments. However, the Duke Energy Registrants do not believe these guarantees will have a material effect on their results of operations, cash flows or financial position.

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

6. DEBT AND CREDIT FACILITIES

SUMMARY OF SIGNIFICANT DEBT ISSUANCES

The following table summarizes significant debt issuances (in millions).

		Three Months Ended March 31, 2014

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress		Duke Energy Florida		Duke Energy
Unsecured Debt
April 2014(a)	April 2024	3.750%	$600	$	―	$	―	$600
April 2014(a)	April 2017	0.610%	400		―		―	400
Secured Debt
March 2014(b)	March 2017	0.850%	―		―		225	225
First Mortgage Bonds
March 2014(c)	March 2044	4.375%	―		400		―	400
March 2014(c)	March 2017	0.435%	―		250		―	250
Total issuances			$1,000		$650		$225	$1,875

(a)		Proceeds will be used to acquire $402 million of tax-exempt bonds at Duke Energy Ohio, the repayment of outstanding commercial paper and for general corporate purposes.
(b)

Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Florida. Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes. See Note 12 for further details.

(c)		Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

CURRENT MATURITIES OF LONG-TERM DEBT

The following table shows the significant components of Current maturities of long-term debt on the respective Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2014
Unsecured Debt
Duke Energy (Parent)	September 2014	3.950%	$500
Other			385
Current maturities of long-term debt			$885

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

MASTER CREDIT FACILITY

Duke Energy has a master credit facility with a capacity of $6 billion through December 2018. The Subsidiary Registrants, excluding Progress Energy each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the master credit facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the master credit facility.

	March 31, 2014
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Notes payable and commercial paper(b)	(1,308)	(858)	(300)	―	―	―	(150)
Outstanding letters of credit	(63)	(56)	(4)	(2)	(1)	―	―
Tax-exempt bonds	(240)	―	(75)	―	―	(84)	(81)
Available capacity	$4,389	$1,336	$621	$748	$649	$566	$469

(a)		Represents the sublimit of each borrower at March 31, 2014.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas' and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

7. GOODWILL

The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.

Duke Energy

(in millions)	Regulated Utilities	International Energy	Commercial Power	Total
Balance at December 31, 2013
Goodwill	$15,950	$326	$935	$17,211
Accumulated impairment charges	―	―	(871)	(871)
Balance at December 31, 2013, as adjusted for accumulated impairment charges	15,950	326	64	16,340
Foreign exchange and other changes	―	2	―	2
Balance at March 31, 2014
Goodwill	15,950	328	935	17,213
Accumulated impairment charges	―	―	(871)	(871)
Balance at March 31, 2014, as adjusted for accumulated impairment charges	$15,950	$328	$64	$16,342

Duke Energy Ohio

(in millions)		Regulated Utilities	Commercial Power	Total
Balance at December 31, 2013
Goodwill		$1,136	$1,188	$2,324
Accumulated impairment charges		(216)	(1,188)	(1,404)
Balance at December 31, 2013, as adjusted for accumulated impairment charges		920	―	920
Balance at March 31, 2014
Goodwill		1,136	1,188	2,324
Accumulated impairment charges		(216)	(1,188)	(1,404)
Balance at March 31, 2014, as adjusted for accumulated impairment charges		$920	$ ―	$920

Progress Energy

Progress Energy had Goodwill of $3,655 million within the Regulated Utilities operating segment as of March 31, 2014 and December 31, 2013, for which there were no accumulated impairment charges.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

8. RELATED PARTY TRANSACTIONS

The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Three Months Ended March 31,
(in millions)	2014	2013
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$222	$243
Indemnification coverages(b)	5	5
Joint Dispatch Agreement (JDA) revenue(c)	97	53
Joint Dispatch Agreement (JDA) expense(c)	51	10
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$178	$80
Corporate governance and shared services provided to Duke Energy(d)	―	28
Indemnification coverages(b)	8	8
JDA revenue(c)	51	10
JDA expense(c)	97	53
Duke Energy Progress
Corporate governance and shared service expenses(a)	$96	$48
Indemnification coverages(b)	4	5
JDA revenue(c)	51	10
JDA expense(c)	97	53
Duke Energy Florida
Corporate governance and shared service expenses(a)	$81	$32
Indemnification coverages(b)	4	3
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$77	$87
Indemnification coverages(b)	3	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$105	$99
Indemnification coverages(b)	3	2

(a)

The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

(d)

In 2013, Progress Energy Service Company (PESC), a consolidated subsidiary of Progress Energy, charged a proportionate share of corporate governance and other costs to consolidated affiliates of Duke Energy. Corporate governance and other shared costs were primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges were recorded as an offset to Operation, maintenance and other in the Condensed Consolidated Statements of Operations and Comprehensive Income. Effective January 1, 2014, PESC was contributed to Duke Energy Corporate Services (DECS), a consolidated subsidiary of Duke Energy, and these costs were no longer charged out of Progress Energy. Progress Energy recorded a non-cash after-tax equity transfer related to the contribution of PESC to DECS in its Condensed Consolidated Statements of Changes in Common Stockholder's Equity during the three months ended March 31, 2014.

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three months ended March 31, 2014 and 2013 for the Subsidiary Registrants.

As discussed in Note 12, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price.

Duke Energy Commercial Asset Management (DECAM) is a nonregulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities, including the execution of commodity transactions, third party vendor and supply contracts, and service contracts for certain of Duke Energy’s nonregulated entities. The commodity contracts that DECAM enters are accounted for as undesignated contracts or NPNS. Consequently, mark-to-market impacts of intercompany contracts with, and sales of power to, nonregulated entities are reflected in Duke

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income. These amounts totaled net expense of $54 million and $18 million for the three months ended March 31, 2014 and 2013, respectively. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its nonregulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable of $305 million and $43 million, respectively, as of March 31, 2014 and December 31, 2013. These amounts are recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.

As discussed in Note 6, in April 2014, Duke Energy issued $1 billion of senior unsecured notes. Proceeds from the issuances were used in part to repay outstanding notes of $400 million to DECAM, and such funds were ultimately used to repay at maturity Duke Energy Ohio’s $402 million tax-exempt bonds due April 2014. This transaction substantially completes the restructuring of Duke Energy Ohio’s capital structure to reflect appropriate debt and equity ratios for its regulated operations. The restructuring was conducted in conjunction with the anticipated transfer of Duke Energy Ohio’s nonregulated generation assets out of its regulated public utility subsidiary which is expected by the end of the second quarter of 2014.

9. DERIVATIVES AND HEDGING

The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price and interest rate risks. The primary use of energy commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Interest rate swaps are used to manage interest rate risk associated with borrowings.

All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Condensed Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting agreement is offset against the collateralized derivatives on the balance sheet.

Changes in the fair value of derivative agreements that either do not qualify for or have not been designated as hedges are reflected in current earnings or as regulatory assets or liabilities.

COMMODITY PRICE RISK

The Duke Energy Registrants are exposed to the impact of changes in the future prices of electricity, coal, and natural gas. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets, and delivery locations.

Commodity Fair Value and Cash Flow Hedges

At March 31, 2014, there were no open commodity derivative instruments designated as hedges.

Undesignated Contracts

Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. These contracts expire as late as 2018.

Duke Energy Carolinas and Duke Energy Progress have entered into firm power sale agreements, which are accounted for as derivatives, as part of the Interim FERC Mitigation in connection with Duke Energy’s merger with Progress Energy. See Note 2 for further information. Duke Energy Carolinas’ undesignated contracts are primarily associated with forward sales and purchases of electricity. Duke Energy Progress’ and Duke Energy Florida’s undesignated contracts are primarily associated with forward purchases of natural gas. Duke Energy Ohio’s undesignated contracts are primarily associated with forward sales and purchases of electricity, coal, and natural gas. Duke Energy Indiana’s undesignated contracts are primarily associated with forward purchases and sales of electricity and financial transmission rights.

Volumes

The tables below show information relating to volumes of outstanding commodity derivatives. Amounts disclosed represent the notional volumes of commodity contracts excluding NPNS. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown.

	March 31, 2014
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	66,268	1,028	925	925	―	60,115	272
Natural gas (millions of decatherms)	604	―	352	128	224	254	―

	December 31, 2013
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	71,466	1,205	925	925	―	69,362	203
Natural gas (millions of decatherms)	636	―	363	141	222	274	―

(a)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

INTEREST RATE RISK

The Duke Energy Registrants are exposed to changes in interest rates as a result of their issuance or anticipated issuance of variable-rate and fixed-rate debt and commercial paper. Interest rate risk is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into interest rate swaps, U.S. Treasury lock agreements, and other financial contracts. In anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of current market interest rates. These instruments are later terminated prior to or upon the issuance of the corresponding debt. Pretax gains or losses recognized from inception to termination of the hedges are amortized as a component of interest expense over the life of the debt.

Duke Energy has a combination foreign exchange, pay fixed-receive floating interest rate swap to fix the US dollar equivalent payments on a floating-rate Chilean debt issue.

The following tables show notional amounts for derivatives related to interest rate risk.

	March 31, 2014			December 31, 2013
(in millions)	Duke Energy	Duke Energy Ohio		Duke Energy	Duke Energy Ohio
Cash flow hedges(a)	$798	$	―	$798	$	―
Undesignated contracts	27		27	34		27
Total notional amount	$825		$27	$832		$27

(a)	Duke Energy includes amounts related to non-recourse variable rate long-term debt of VIEs of $584 million at March 31, 2014, and at December 31, 2013.

DUKE ENERGY

The following table shows the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	March 31, 2014			December 31, 2013
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$	―	$1	$	―	$1
Interest rate contracts
Investments and Other Assets: Other		21	―		27	―
Current Liabilities: Other		―	16		―	18
Deferred Credits and Other Liabilities: Other		―	15		―	4
Total Derivatives Designated as Hedging Instruments		21	32		27	23
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other		27	7		201	158
Current Assets: Assets Held for Sale		9	1		―	―
Investments and Other Assets: Other		7	―		215	131
Investments and Other Assets: Assets Held for Sale		312	257		―	―
Current Liabilities: Other		22	116		13	153
Current Liabilities: Assets Held for Sale		398	463		―	―
Deferred Credits and Other Liabilities: Other		4	92		5	166
Deferred Credits and Other Liabilities: Assets Held for Sale		3	39		―	―
Interest rate contracts
Current Liabilities: Other		―	1		―	1
Deferred Credits and Other Liabilities: Other		―	4		―	4
Total Derivatives Not Designated as Hedging Instruments		782	980		434	613
Total Derivatives		$803	$1,012		$461	$636

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	March 31, 2014
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$454	$338	$606	$399
Gross amounts offset	(436)	(265)	(473)	(267)
Net amount subject to master netting	18	73	133	132
Amounts not subject to master netting	―	11	1	6
Net amounts recognized on the Condensed Consolidated Balance Sheet	$18	$84	$134	$138

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(e)	Non-Current(f)	Current(g)	Non-Current(h)
Gross amounts recognized	$214	$233	$322	$299
Gross amounts offset	(179)	(138)	(192)	(155)
Net amounts subject to master netting	35	95	130	144
Amounts not subject to master netting	―	14	4	11
Net amounts recognized on the Condensed Consolidated Balance Sheet	$35	$109	$134	$155

(a)			Included in Other and Assets Held for Sale within Current Assets on the Condensed Consolidated Balance Sheet.
(b)			Included in Other and Assets Held for Sale within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)			Included in Other and Liabilities Associated with Assets Held for Sale within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)			Included in Other and Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
(e)			Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(f)			Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(g)			Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(h)			Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The following table shows the gains and losses recognized on cash flow hedges and the line items on the Condensed Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI.

			Three Months Ended March 31,
(in millions)			2014	2013
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts(a)			$2	$13
Commodity contracts			―	1
Total Pretax Gains (Losses) Recorded in AOCI			$2	$14
Location of Pretax Gains (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense			$(1)	$(1)
Total Pretax Losses Reclassified from AOCI into Earnings			$(1)	$(1)

(a)			Reclassified to earnings as interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

There was no hedge ineffectiveness during the three months ended March 31, 2014 and 2013, and no gains or losses were excluded from the assessment of hedge effectiveness during the same periods.

At March 31, 2014 and 2013, $65 million and $144 million respectively, of pretax deferred net losses on interest rate cash flow hedges were included in AOCI. A $6 million pretax gain is expected to be recognized in earnings during the next 12 months as interest expense.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Balance Sheets where the pretax gains and losses were reported.

	Three Months Ended March 31,
(in millions)	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$(4)	$6
Revenue: Nonregulated electric, natural gas and other	(397)	(82)
Fuel used in electric generation and purchased power - regulated	7	(52)
Fuel used in electric generation and purchased power - nonregulated	138	(7)
Interest rate contracts
Interest expense	(4)	(4)
Total Pretax Losses Recognized in Earnings	$(260)	$(139)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets	$(2)	$105
Regulatory liabilities	27	(5)
Interest rate contracts(b)
Regulatory assets	4	13
Total Pretax Losses Recognized as Regulatory Assets or Liabilities	$29	$113

(a)	Reclassified to earnings to match recovery through the fuel clause.
(b)	Reclassified to earnings as interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY CAROLINAS

The fair value of derivative instruments were not material for the periods presented in this quarterly report.

PROGRESS ENERGY

The following table shows the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	March 31, 2014			December 31, 2013
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$	―	$1	$	―	$1
Deferred Credits and Other Liabilities: Other		―	―		―	4
Total Derivatives Designated as Hedging Instruments		―	1		―	5
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other		10	6		3	2
Investments and Other Assets: Other		1	―		2	1
Current Liabilities: Other		22	102		11	105
Deferred Credits and Other Liabilities: Other		3	81		4	91
Total Derivatives Not Designated as Hedging Instruments		36	189		20	199
Total Derivatives		$36	$190		$20	$204

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	March 31, 2014
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$32	$4	$108	$82
Gross amounts offset	(28)	(4)	(34)	(6)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$4	$ ―	$74	$76

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$15	$5	$107	$93
Gross amounts offset	(13)	(4)	(17)	(10)
Net amount subject to master netting	2	1	90	83
Amounts not subject to master netting	―	―	―	4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$2	$1	$90	$87

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

Gains and losses on cash flow hedges and reclassifications from AOCI were not material for the periods presented in this quarterly report.

At March 31, 2014 and 2013, $60 million and $68 million, respectively, of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations and Comprehensive Income or the Condensed Consolidated Balance Sheets where the pretax gains or losses were reported.

	Three Months Ended March 31,
(in millions)		2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues		$(3)	$6
Fuel used in electric generation and purchased power		7	(52)
Interest rate contracts
Interest expense		(4)	(4)
Total Pretax Losses Recognized in Earnings	$	―	$(50)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets		$(2)	$105
Interest rate contracts(b)
Regulatory assets		4	5
Total Pretax (Losses) Gains Recognized as Regulatory Assets or Liabilities		$2	$110

(a)	Reclassified to earnings to match recovery through the fuel clause.
(b)	Reclassified to earnings as interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY PROGRESS

The following table shows the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	March 31, 2014			December 31, 2013
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$	―	$1	$	―	$1
Total Derivatives Designated as Hedging Instruments		―	1		―	1
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other		6	5		―	―
Investments and Other Assets: Other		1	―		2	1
Current Liabilities: Other		7	43		2	40
Deferred Credits and Other Liabilities: Other		1	23		2	29
Total Derivatives Not Designated as Hedging Instruments		15	71		6	70
Total Derivatives		$15	$72		$6	$71

(a)			Substantially all of these contracts are recorded as regulatory assets or liabilities.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	March 31, 2014
	Derivative Assets			Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)		Current(c)	Non-Current(d)
Gross amounts recognized	$13		$2	$48	$24
Gross amounts offset	(11)		(2)	(11)	(2)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$2	$	―	$37	$22

	December 31, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)		Current(c)	Non-Current(d)
Gross amounts recognized	$3		$3	$41	$30
Gross amounts offset	(3)		(3)	(3)	(3)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$ ―	$	―	$38	$27

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

Gain and losses on cash flow hedges and reclassifications from AOCI were not material for the periods presented in this quarterly report.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations and Comprehensive Income or the Condensed Consolidated Balance Sheets where the pretax gains and losses were reported.

	Three Months Ended March 31,
(in millions)	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$(3)	$6
Fuel used in electric generation and purchased power	7	(17)
Interest rate contracts
Interest expense	(3)	(3)
Total Pretax Losses Recognized in Earnings	$1	$(14)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets	$17	$36
Interest rate contracts(b)
Regulatory assets	3	3
Total Pretax Losses Recognized as Regulatory Assets or Liabilities	$20	$39

(a)	Reclassified to earnings to match recovery through the fuel clause.
(b)	Reclassified to earnings as interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY FLORIDA

The following table shows the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	March 31, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other	4	1	3	2
Current Liabilities: Other	15	58	9	64
Deferred Credits and Other Liabilities: Other	2	58	2	63
Total Derivatives	$21	$117	$14	$129

(a)	Substantially all of these contracts are recorded as regulatory assets or liabilities.

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	March 31, 2014
	Derivative Assets			Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)		Current(c)	Non-Current(d)
Gross amounts recognized	$19		$2	$59	$58
Gross amounts offset	(16)		(2)	(20)	(6)
Net amounts recognized on the Condensed Balance Sheet	$3	$	―	$39	$52

	December 31, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)		Current(c)	Non-Current(d)
Gross amounts recognized	$12		$2	$66	$63
Gross amounts offset	(10)		(2)	(15)	(7)
Net amounts recognized on the Condensed Balance Sheet	$2	$	―	$51	$56

(a)	Included in Other within Current Assets on the Condensed Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Balance Sheet.

Gains and losses on cash flow hedges and reclassifications from AOCI were not material for the periods presented in this quarterly report.

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations and Comprehensive Income or the Condensed Consolidated Balance Sheets where the pretax gains and losses were reported.

	Three Months Ended March 31,
(in millions)	2014		2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power	$	―	$(35)
Interest rate contracts
Interest expense		(1)	(1)
Total Pretax Losses Recognized in Earnings		$(1)	$(36)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(a)
Regulatory assets		$(19)	$69
Interest rate contracts
Regulatory assets		1	1
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities		$(18)	$70

(a)			Reclassified to earnings to match recovery through the fuel clause.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY OHIO

The following table shows the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

	March 31, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	―	―	186	163
Current Assets: Assets Held for Sale	7	1	―	―
Investments and Other Assets: Other	―	―	202	130
Investments and Other Assets: Assets Held for Sale	315	256	―	―
Current Liabilities: Other	―	―	1	36
Current Liabilities: Assets Held for Sale	407	479	―	―
Deferred Credits and Other Liabilities: Other	―	―	2	56
Deferred Credits and Other Liabilities: Assets Held for Sale	3	37	―	―
Interest rate contracts
Current Liabilities: Other	―	1	―	1
Deferred Credits and Other Liabilities: Other	―	4	―	4
Total Derivatives	$732	$778	$391	$390

The tables below show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

	March 31, 2014
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$413	$319	$482	$296
Gross amounts offset	(407)	(260)	(438)	(260)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$6	$59	$44	$36

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(e)	Non-Current(f)	Current(g)	Non-Current(h)
Gross amounts recognized	$186	$205	$199	$186
Gross amounts offset	(165)	(132)	(173)	(143)
Net amount subject to master netting	21	73	26	43
Amounts not subject to master netting	―	―	1	4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$21	$73	$27	$47

(a)	Included in Assets Held for Sale within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Assets Held for Sale within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
(e)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(f)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(g)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(h)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

Gains and losses on cash flow hedges and reclassifications from AOCI were not material for the periods presented in this quarterly report.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations and Comprehensive Income or the Condensed Consolidated Balance Sheets where the pretax gains and losses were reported.

	Three Months Ended March 31,
(in millions)	2014		2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Nonregulated electric, natural gas and other		$(449)	$(91)
Fuel used in electric generation and purchased power - nonregulated		138	(7)
Total Pretax (Losses) Gains Recognized in Earnings		$(311)	$(98)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory liabilities		2	―
Interest rate contracts
Regulatory assets	$	―	$1
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities		$2	$1

DUKE ENERGY INDIANA

The fair value of derivative instruments were not material for the periods presented in this quarterly report.

CREDIT RISK

Certain derivative contracts contain contingent credit features. These features may include (i) material adverse change clauses or payment acceleration clauses that could result in immediate payments, (ii) the posting of letters of credit or termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.

The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. Amounts for Duke Energy Carolinas and Duke Energy Indiana were not material.

	March 31, 2014
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$613	$142	$23	$119	$611
Fair value of collateral already posted	287	8	―	8	248
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	26	135	23	112	26

	December 31, 2013
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$525	$168	$60	$108	$355
Fair value of collateral already posted	135	10	―	10	125
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	205	158	60	98	47

The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative must be executed with the same counterparty under the same master netting agreement. Amounts disclosed below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements. Amounts for Duke Energy Carolinas and Duke Energy Indiana were not material.

	March 31, 2014			December 31, 2013
(in millions)	Receivables	Payables		Receivables	Payables
Duke Energy
Amounts offset against net derivative positions	$39	$	―	$30	$	―
Amounts not offset against net derivative positions	248		―	122		―
Progress Energy
Amounts offset against net derivative positions	8		―	10		―
Duke Energy Florida
Amounts offset against net derivative positions	8		―	10		―
Duke Energy Ohio
Amounts offset against net derivative positions	31		―	19		―
Amounts not offset against net derivative positions	217		―	115		―

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

10. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.

TRADING SECURITIES

Investments in debt and equity securities held in Grantor Trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. The fair value of these investments was $19 million at March 31, 2014 and $18 million at December 31, 2013.

AVAILABLE-FOR-SALE SECURITIES

All other investments in debt and equity securities are classified as available-for-sale securities.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans (iii) Duke Energy’s captive insurance investment portfolio, and (iv) Duke Energy’s foreign operations investment portfolio.

Duke Energy holds corporate debt securities that were purchased using excess cash from its foreign operations. These investments are either classified as Cash and cash equivalents or Short-term investments on the Condensed Consolidated Balance Sheet based on maturity date and are available for current operations of Duke Energy’s foreign business. The fair value of these investments classified as Short-term investments was $6 million as of March 31, 2014 and $44 million as of December 31, 2013.

Duke Energy classifies all other investments in debt and equity securities as long-term, unless otherwise noted.

NDTF and Grantor Trust

The investments within the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized gains and losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary impairments and are recognized immediately. Pursuant to regulatory accounting, substantially all realized and unrealized gains and losses associated with investments within the Investment Trusts are deferred as a regulatory asset or liability. As a result, there is no immediate impact on earnings of the Duke Energy Registrants.

Other Available for Sale Securities

Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. If an other-than-temporary impairment exists, the unrealized loss may be included in earnings based on the criteria discussed below.

The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, (i) the length of time over which the market value has been lower than the cost basis of the investment, (ii) the percentage decline compared to the cost of the investment, and (iii) management’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments, and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of March 31, 2014 and December 31, 2013. There were no other-than-temporary impairments for debt or equity securities as of March 31, 2014 and December 31, 2013. Other available-for-sale securities were reflected as a component of other comprehensive income in 2014 and 2013.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY

The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2014					December 31, 2013
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$114	$	―	$ ―	$110
Equity securities		1,854		14	3,623		1,813	10	3,579
Corporate debt securities		11		3	449		8	6	400
Municipal bonds		3		3	139		2	6	160
U.S. government bonds		10		7	708		7	12	730
Other debt securities		12		1	199		22	2	154
Total NDTF		$1,890		$28	$5,232		$1,852	$36	$5,133
Other Investments
Cash and cash equivalents		―		―	17		―	―	21
Equity securities		30		―	92		29	―	91
Corporate debt securities		1		―	72		1	1	99
Municipal bonds		3		1	79		2	2	79
U.S. government bonds		―		―	12		―	―	17
Other debt securities		―		7	107		―	8	111
Total Other Investments(a)		$34		$8	$379		$32	$11	$418
Total Investments		$1,924		$36	$5,611		$1,884	$47	$5,551

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)									March 31, 2014
Due in one year or less									$59
Due after one through five years									433
Due after five through 10 years									499
Due after 10 years									774
Total									$1,765

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

							Three Months Ended March 31,
(in millions)								2014	2013
Realized gains								$31	$31
Realized losses								4	7

DUKE ENERGY CAROLINAS

The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2014					December 31, 2013
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$70	$	―	$ ―	$42
Equity securities		1,001		8	1,982		974	6	1,964
Corporate debt securities		6		3	313		5	5	274
Municipal bonds		―		1	33		―	2	54
U.S. government bonds		4		4	309		3	7	354
Other debt securities		12		―	193		22	2	146
Total NDTF		$1,023		$16	$2,900		$1,004	$22	$2,834
Other Investments
Other debt securities		―		1	3		―	1	3
Total Other Investments(a)	$	―		$1	$3	$	―	$1	$3
Total Investments		$1,023		$17	$2,903		$1,004	$23	$2,837

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)									March 31, 2014
Due in one year or less									$24
Due after one through five years									165
Due after five through 10 years									305
Due after 10 years									357
Total									$851

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

							Three Months Ended March 31,
(in millions)								2014	2013
Realized gains								$23	$25
Realized losses								1	4

PROGRESS ENERGY

The following table presents the estimated fair value investments in available-for-sale securities.

	March 31, 2014					December 31, 2013
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$44	$	―	$ ―	$68
Equity securities		853		6	1,641		839	4	1,615
Corporate debt securities		5		―	136		3	1	126
Municipal bonds		3		2	106		2	4	106
U.S. government bonds		6		3	399		4	5	376
Other debt securities		―		1	6		―	―	8
Total NDTF		$867		$12	$2,332		$848	$14	$2,299
Other Investments
Cash and cash equivalents		―		―	16		―	―	20
Municipal bonds		2		―	40		1	―	39
Total Other Investments(a)		$2	$	―	$56		$1	$ ―	$59
Total Investments		$869		$12	$2,388		$849	$14	$2,358

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)									March 31, 2014
Due in one year or less									$16
Due after one through five years									212
Due after five through 10 years									136
Due after 10 years									323
Total									$687

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

							Three Months Ended March 31,
(in millions)								2014	2013
Realized gains								$7	$5
Realized losses								2	2

DUKE ENERGY PROGRESS

The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2014					December 31, 2013
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$33	$	―	$ ―	$48
Equity securities		544		4	1,088		535	3	1,069
Corporate debt securities		4		―	87		3	1	80
Municipal bonds		3		2	104		2	4	104
U.S. government bonds		5		3	254		4	3	232
Other debt securities		―		1	3		―	―	5
Total NDTF		$556		$10	$1,569		$544	$11	$1,538
Other Investments
Cash and cash equivalents		―		―	―		―	―	2
Total Other Investments(a)	$	―	$	―	$ ―	$	―	$ ―	$2
Total Investments		$556		$10	$1,569		$544	$11	$1,540

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)									March 31, 2014
Due in one year or less									$5
Due after one through five years									136
Due after five through 10 years									89
Due after 10 years									218
Total									$448

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

							Three Months Ended March 31,
(in millions)								2014	2013
Realized gains								$6	$2
Realized losses								2	1

DUKE ENERGY FLORIDA

The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2014					December 31, 2013
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$11	$	―	$ ―	$20
Equity securities		309		2	553		304	1	546
Corporate debt securities		1		―	49		―	―	46
Municipal bonds		―		―	2		―	―	2
U.S. government bonds		1		―	145		―	2	144
Other debt securities		―		―	3		―	―	3
Total NDTF		$311		$2	$763		$304	$3	$761
Other Investments
Cash and cash equivalents		―		―	2		―	―	3
Municipal bonds		2		―	40		1	―	39
Total Other Investments(a)		$2	$	―	$42		$1	$ ―	$42
Total Investments		$313		$2	$805		$305	$3	$803

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)									March 31, 2014
Due in one year or less									$11
Due after one through five years									76
Due after five through 10 years									47
Due after 10 years									105
Total									$239

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

							Three Months Ended March 31,
(in millions)								2014	2013
Realized gains								$1	$3
Realized losses								1	1

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY INDIANA

The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2014					December 31, 2013
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
Other Investments
Cash and cash equivalents	$	―	$	―	$1	$	―	$	―	$1
Equity securities		25		―	66		24		―	65
Municipal bonds		―		1	28		―		1	28
Total Other Investments(a)		$25		$1	$95		$24		$1	$94
Total Investments		$25		$1	$95		$24		$1	$94

(a)					These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities.

(in millions)									March 31, 2014
Due in one year or less										$1
Due after one through five years										20
Due after five through 10 years										5
Due after 10 years										2
Total										$28

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three months ended March 31, 2014 and 2013.

11. FAIR VALUE MEASUREMENTS

Fair value is the exchange price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value definition focuses on an exit price versus the acquisition cost. Fair value measurements use market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. Valuation techniques maximize the use of observable inputs and minimize use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.

Fair value measurements are classified in three levels based on the fair value hierarchy:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. An active market is one in which transactions for an asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 – A fair value measurement utilizing inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, for an asset or liability. Inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, and credit spreads. A Level 2 measurement cannot have more than an insignificant portion of its valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.

Level 3 – Any fair value measurement which includes unobservable inputs for more than an insignificant portion of the valuation. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 measurements may include longer-term instruments that extend into periods in which observable inputs are not available.

The fair value accounting guidance permits entities to elect to measure certain financial instruments that are not required to be accounted for at fair value, such as equity method investments or the company’s own debt, at fair value. The Duke Energy Registrants have not elected to record any of these items at fair value.

Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels 1 and 2 during the three months ended March 31, 2014 and 2013. Transfers out of Level 3 during the three months ended March 31, 2014 are the result of forward commodity prices becoming observable due to the passage of time.

Valuation methods of the primary fair value measurements disclosed below are as follows.

Investments in equity securities

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements. Investments in equity securities that are Level 2 or 3 are typically ownership interests in commingled investment funds.

Investments in debt securities

Most investments in debt securities are valued using Level 2 measurements because the valuations use interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is Level 3.

Commodity derivatives

Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives are primarily fair valued using internally developed discounted cash flow models which incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or non-performance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate fair value of gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.

Interest rate derivatives

Most over-the-counter interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties.

Goodwill and Long-lived Assets

See Note 7 for a discussion of the valuation of goodwill and long-lived assets.

DUKE ENERGY

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

		March 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,623	$3,535	$61	$27
Nuclear decommissioning trust fund debt securities	1,609	426	1,131	52
Other trading and available-for-sale equity securities(a)	92	92	―	―
Other trading and available-for-sale debt securities(b)	305	27	258	20
Derivative assets(a)	125	35	72	18
Total assets	5,754	4,115	1,522	117
Derivative liabilities(c)	(334)	(41)	(261)	(32)
Net assets	$5,420	$4,074	$1,261	$85

		December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,579	$3,495	$57	$27
Nuclear decommissioning trust fund debt securities	1,553	402	1,100	51
Other trading and available-for-sale equity securities(a)	102	91	11	―
Other trading and available-for-sale debt securities(b)	333	36	277	20
Derivative assets(a)	145	33	70	42
Total assets	5,712	4,057	1,515	140
Derivative liabilities(c)	(321)	11	(303)	(29)
Net assets	$5,391	$4,068	$1,212	$111

(a)	Included in Other or Assets Held for Sale within Current Assets and Other or Assets Held for Sale within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets and Short-term Investments on the Condensed Consolidated Balance Sheets.
(c)

Included in Other or Liabilities Associated with Assets Held for Sale within Current Liabilities and Other or Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Three Months Ended March 31, 2014
	(in millions)	Investments	Derivatives (net)	Total
	Balance at beginning of period	$98	$13	$111
	Total pretax realized or unrealized gains (losses) included in earnings(a)	―	18	18
	Purchases, sales, issuances and settlements:
Purchases		1	―	1
Sales		(1)	―	(1)
Settlements		―	(39)	(39)
	Transfers out of Level 3 due to observability of inputs	―	(5)	(5)
	Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	(1)	―
	Balance at end of period	$99	$(14)	$85
	Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$ ―	$(7)	$(7)

		Three Months Ended March 31, 2013
	(in millions)	Investments	Derivatives (net)	Total
	Balance at beginning of period	$98	$(85)	$13
	Total pretax realized or unrealized gains (losses) included in earnings(a)	―	(10)	(10)
	Total pretax gains included in other comprehensive income	(1)	―	(1)
	Purchases, sales, issuances and settlements:
Issuances		―	6	6
Settlements		―	7	7
	Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	―	1
	Balance at end of period	$98	$(82)	$16

(a)	Amounts for derivatives are primarily included in Operating Revenues.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY CAROLINAS

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,982	$1,894	$61	$27
Nuclear decommissioning trust fund debt securities	918	190	676	52
Other trading and available-for-sale debt securities	3	-	-	3
Total assets	2,903	2,084	737	82
Derivative liabilities(a)	(4)	―	―	(4)
Net assets	$2,899	$2,084	$737	$78

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,964	$1,879	$58	$27
Nuclear decommissioning trust fund debt securities	870	168	651	51
Other trading and available-for-sale debt securities	3	-	-	3
Total assets	2,837	2,047	709	81
Derivative liabilities(a)	(2)	―	―	(2)
Net assets	$2,835	$2,047	$709	$79

(a)		Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Three Months Ended March 31, 2014
(in millions)		Investments	Derivatives (net)	Total
Balance at beginning of period		$81	$(2)	$79
Purchases, sales, issuances and settlements:
Purchases		1	―	1
Sales		(1)	―	(1)
Settlements		―	(2)	(2)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities		1	―	1
Balance at end of period		$82	$(4)	$78

		Three Months Ended March 31, 2013
(in millions)		Investments	Derivatives (net)	Total
Balance at beginning of period		$72	$(12)	$60
Purchases, sales, issuances and settlements:
Settlements		―	7	7
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities		1	―	1
Balance at end of period		$73	$(5)	$68

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

PROGRESS ENERGY

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$1,641	$1,641	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	691	236		455		―
Other trading and available-for-sale debt securities and other(a)	56	16		40		―
Derivative assets(b)	4	―		4		―
Total assets	2,392	1,893		499		―
Derivative liabilities(c)	(158)	―		(155)		(3)
Net assets	$2,234	$1,893		$344		$(3)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$1,615	$1,615	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	677	233		444		―
Other trading and available-for-sale debt securities and other(a)	58	19		39		―
Derivative assets(b)	3	―		3		―
Total assets	2,353	1,867		486		―
Derivative liabilities(c)	(187)	―		(187)		―
Net assets	$2,166	$1,867		$299	$	―

(a)		Included in Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)		Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(c)		Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Three Months Ended March 31,
(in millions)			2014			2013
Balance at beginning of period		$	―			$(38)
Total pretax realized or unrealized gains included in earnings			(3)			―
Purchases, sales, issuances and settlements:
Issuances			―			6
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities			―			1
Balance at end of period			$(3)			$(31)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2014			$(3)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY PROGRESS

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$1,088	$1,088	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	481	152		329		―
Derivative assets(b)	1	―		1		―
Total assets	1,570	1,240		330		―
Derivative liabilities(c)	(58)	―		(55)		(3)
Net assets	$1,512	$1,240		$275		$(3)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$1,069	$1,069	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	470	137		333		―
Other trading and available-for-sale debt securities and other(a)	3	3		―		―
Derivative assets(b)	1	―		1		―
Total assets	1,543	1,209		334		―
Derivative liabilities(c)	(66)	―		(66)		―
Net assets	$1,477	$1,209		$268	$	―

(a)		Included in Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)		Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(c)		Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Three Months Ended March 31,
(in millions)			2014			2013
Balance at beginning of period		$	―			$(38)
Total pretax realized or unrealized gains (losses) included in earnings:			(3)			―
Purchases, sales, issuances and settlements:
Issuances			―			6
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities			―			1
Balance at end of period			$(3)			$(31)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2014			$(3)

DUKE ENERGY FLORIDA

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$553	$553	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	210	84		126		―
Other trading and available-for-sale debt securities and other(a)	42	2		40		―
Derivative assets	3	―		3		―
Total assets	808	639		169		―
Derivative liabilities(b)	(99)	―		(99)		―
Net assets	$709	$639		$70	$	―

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$546	$546	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	214	96		118		―
Other trading and available-for-sale debt securities and other(a)	40	2		38		―
Derivative assets	1	―		1		―
Total assets	801	644		157		―
Derivative liabilities(b)	(116)	―		(116)		―
Net assets	$685	$644		$41	$	―

(a)	Included in Other within Investments and Other Assets in the Condensed Balance Sheets.
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

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY OHIO

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9.

	March 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$63	$31	$25	$7
Derivative liabilities(b)	(113)	(33)	(54)	(26)
Net assets (liabilities)	$(50)	$(2)	$(29)	$(19)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(c)	$96	$50	$21	$25
Derivative liabilities(d)	(95)	(1)	(65)	(29)
Net assets (liabilities)	$1	$49	$(44)	$(4)

(a)			Included in Assets Held for Sale within Current Assets and Assets Held for Sale within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)

Included in Liabilities Associated with Assets Held for Sale within Current Liabilities and Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

(c)			Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(d)			Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

		Derivatives (net)
		Three Months Ended March 31,
(in millions)			2014	2013
Balance at beginning of period			$(4)	$(6)
Total pretax realized or unrealized gains (losses) included in earnings			(6)	4
Purchases, sales, issuances and settlements:
Settlements			(4)	(3)
Transfers out of Level 3 due to observability of inputs			(5)	―
Balance at end of period			$(19)	$(5)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2014			$(7)

DUKE ENERGY INDIANA

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

			March 31, 2014
(in millions)			Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities(a)			$66	$66	$ ―	$	―
Available-for-sale debt securities(a)			29	―	29		―
Derivative assets(b)			8	1	―		7
Total assets			103	67	29		$7

			December 31, 2013
(in millions)			Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities(a)			$65	$65	$ ―	$	―
Available-for-sale debt securities(a)			29	―	29		―
Derivative assets(b)			12	―	―		12
Total assets			106	65	29		$12

(a)				Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)				Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

				Derivatives (net)
				Three Months Ended March 31,
(in millions)					2014		2013
Balance at beginning of period					$12		$10
Total pretax realized or unrealized gains (losses) included in earnings					27		(5)
Purchases, sales, issuances and settlements:
Settlements					(31)		―
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities					(1)		(1)
Balance at end of period					$7		$4

QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS

The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2014
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input		Range
Duke Energy
Natural gas contracts	$4	Discounted cash flow	Forward natural gas curves - price per MMBtu		$3.25	-	7.10
FERC mitigation power sale agreements	(7)	Discounted cash flow	Forward electricity curves - price per MWh		29.84	-	62.70
Financial transmission rights (FTRs)	7	RTO auction pricing	FTR price - price per MWh		(1.25)	-	35.00
Electricity contracts	7	Discounted cash flow	Forward electricity curves - price per MWh		24.08	-	58.75
Capacity option contracts	3	Discounted cash flow	Forward capacity option curves - price per MW day		24.50	-	148.75
Reserves	(28)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(14)
Duke Energy Carolinas
FERC mitigation power sale agreements	$(4)	Discounted cash flow	Forward electricity curves - price per MWh		$29.84	-	62.70
Progress Energy
FERC mitigation power sale agreements	(3)	Discounted cash flow	Forward electricity curves - price per MWh		27.00	-	56.60
Duke Energy Progress
FERC mitigation power sale agreements	(3)	Discounted cash flow	Forward electricity curves - price per MWh		27.00	-	56.60
Duke Energy Ohio
Electricity contracts	2	Discounted cash flow	Forward electricity curves - price per MWh		24.08	-	58.75
Natural gas contracts	4	Discounted cash flow	Forward natural gas curves - price per MMBtu		3.25	-	7.10
Reserves	(25)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(19)
Duke Energy Indiana
FTRs	$7	RTO auction pricing	FTR price - per MWh		$(1.25)	-	35.00

	December 31, 2013
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input		Range
Duke Energy
Natural gas contracts	$(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu		$3.07	-	5.37
FERC mitigation power sale agreements	(2)	Discounted cash flow	Forward electricity curves - price per MWh		25.79	-	52.38
FTRs	12	RTO auction pricing	FTR price - price per MWh		(0.30)	-	13.80
Electricity contracts	23	Discounted cash flow	Forward electricity curves - price per MWh		20.77	-	58.90
Capacity option contracts	4	Discounted cash flow	Forward capacity option curves - price per MW day		30.40	-	165.10
Reserves	(22)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$13
Duke Energy Carolinas
FERC mitigation power sale agreements	$(2)	Discounted cash flow	Forward electricity curves - price per MWh		$25.79	-	52.38
Duke Energy Ohio
Electricity contracts	18	Discounted cash flow	Forward electricity curves - price per MWh		20.77	-	58.90
Natural gas contracts	(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu		3.07	-	5.37
Reserves	(20)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(4)
Duke Energy Indiana
FTRs	$12	RTO auction pricing	FTR price - per MWh		$(0.30)	-	13.80

OTHER FAIR VALUE DISCLOSURES

The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

			March 31, 2014		December 31, 2013
(in millions)			Book Value	Fair Value	Book Value	Fair Value
Duke Energy			$39,885	$43,188	$40,256		$42,592
Duke Energy Carolinas			8,436	9,346	8,436		9,123
Progress Energy			15,046	16,083	14,115		15,234
Duke Energy Progress			5,717	5,940	5,235		5,323
Duke Energy Florida			5,110	5,783	4,886		5,408
Duke Energy Ohio			2,187	2,299	2,188		2,237
Duke Energy Indiana			3,796	4,279	3,796		4,171

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

At both March 31, 2014 and December 31, 2013, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

12. VARIABLE INTEREST ENTITIES

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

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2014 and the year ended December 31, 2013, or is expected to be provided in the future, that was not previously contractually required.

CONSOLIDATED VIEs

The table below shows VIEs consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	March 31, 2014
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida
(in millions)	DERF	DEPR	DEFR	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities	$705	$538	$318	$600	$20	$18	$2,199
Other	―	―	―	―	115	14	129
Investments and Other Assets
Other	―	―	―	―	26	41	67
Property, Plant and Equipment
Property, plant and equipment, cost(a)	―	―	―	―	1,663	18	1,681
Accumulated depreciation and amortization	―	―	―	―	(186)	(6)	(192)
Regulatory Assets and Deferred Debits
Other	1	1	1	―	33	―	36
Total assets	706	539	319	600	1,671	85	3,920
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	―	―	―	―	2	―	2
Taxes accrued	―	―	―	―	4	―	4
Current maturities of long-term debt	―	―	―	―	66	15	81
Other	―	―	―	―	25	10	35
Long-term Debt(b)	400	300	225	325	907	29	2,186
Deferred Credits and Other Liabilities
Deferred income taxes	―	―	―	―	277	―	277
Asset retirement obligations	―	―	―	―	26	―	26
Other	―	1	1	―	23	10	35
Total liabilities	400	301	226	325	1,330	64	2,646
Net assets of consolidated variable interest entities	$306	$238	$93	$275	$341	$21	$1,274

(a)		Restricted as collateral for non-recourse debt of VIEs.
(b)		Non-recourse to the general assets of Duke Energy, Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida.

		December 31, 2013
		Duke Energy
		Duke Energy Carolinas	Duke Energy Progress
(in millions)		DERF	DEPR	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities		$673	$416	$595	$18	$17	$1,719
Other		―	―	―	89	12	101
Investments and Other Assets
Other		―	―	―	29	51	80
Property, Plant and Equipment
Property, plant and equipment, cost(a)		―	―	―	1,662	18	1,680
Accumulated depreciation and amortization		―	―	―	(170)	(5)	(175)
Regulatory Assets and Deferred Debits
Other		1	1	―	34	―	36
Total assets		674	417	595	1,662	93	3,441
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable		―	―	―	2	―	2
Taxes accrued		―	―	―	10	―	10
Current maturities of long-term debt		―	―	―	66	14	80
Other		―	―	―	17	10	27
Long-term Debt(b)		400	300	325	907	34	1,966
Deferred Credits and Other Liabilities
Deferred income taxes		―	―	―	290	―	290
Asset retirement obligations		―	―	―	26	―	26
Other		1	―	―	17	13	31
Total liabilities		401	300	325	1,335	71	2,432
Net assets of consolidated variable interest entities		$273	$117	$270	$327	$22	$1,009

(a)		Restricted as collateral for non-recourse debt of VIEs.
(b)		Non-recourse to the general assets of Duke Energy, Duke Energy Carolinas, and Duke Energy Progress.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The obligations of these VIEs are non-recourse to Duke Energy, Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida. These entities have no requirement to provide liquidity to purchase assets of, or guarantee performance of these VIEs unless noted in the following paragraphs.

DERF

On a daily basis, Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary of Duke Energy Carolinas, buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Carolinas. DERF is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not generally available to creditors of Duke Energy Carolinas. DERF borrows $400 million under a credit facility to buy the receivables. Borrowing is limited to the amount of qualified receivables sold, which is expected to be in excess of the credit facility. The credit facility expires in October 2016 and is reflected on the Condensed Consolidated Balance Sheets as Long-term Debt. The secured credit facility was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.

The most significant activity that impacts the economic performance of DERF is the decisions made to manage delinquent receivables. Duke Energy Carolinas consolidates DERF as it makes those decisions.

DEPR

On a daily basis, Duke Energy Progress Receivables Company, LLC (DEPR), a bankruptcy remote, special purpose subsidiary of Duke Energy Progress formed in 2013, buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Progress. DEPR is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not generally available to creditors of Duke Energy Progress. DEPR borrows $300 million under a credit facility to buy the receivables. Borrowing is limited to the amount of qualified receivables sold, which is expected to be in excess of the credit facility. The credit facility expires in December 2016 and is reflected on the Condensed Consolidated Balance Sheets as Long-term Debt. The secured credit facility was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.

The most significant activity that impacts the economic performance of DEPR is the decisions made to manage delinquent receivables. Duke Energy Progress consolidates DEPR as it makes those decisions.

DEFR

On a daily basis, Duke Energy Florida Receivables Company, LLC (DEFR), a bankruptcy remote, special purpose subsidiary of Duke Energy Florida formed in 2014, buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Florida. DEFR is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not generally available to creditors of Duke Energy Florida. DEFR borrows $225 million under a credit facility to buy the receivables. Borrowing is limited to the amount of qualified receivables sold, which is expected to be in excess of the credit facility. The credit facility expires in March 2017 and is reflected on the Condensed Consolidated Balance Sheets as Long-term Debt. The secured credit facility was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.

The most significant activity that impacts the economic performance of DEFR is the decisions made to manage delinquent receivables. Duke Energy Florida consolidates DEFR as it makes those decisions.

CRC

On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Ohio and Duke Energy Indiana. Receivables sold are securitized by CRC through a facility managed by two unrelated third parties. The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are typically 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Cash collections from the receivables are the sole source of funds to satisfy the related debt obligation. Depending on experience with collections, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the three months ended March 31, 2014 and 2013. Borrowings fluctuate based on the amount of receivables sold. The credit facility expires in November 2016. The secured credit facility is reflected on the Condensed Consolidated Balance Sheets as Long-term Debt. CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the most significant activities that impact economic performance of the entity are not performed by the equity holder, Cinergy, and (iii) deficiencies in net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. Duke Energy consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC.

Renewables

Certain of Duke Energy’s renewable energy facilities are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer commodity price risk to the buyer of the power. Certain other of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The most significant activities that impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidated the entities as it makes all of these decisions.

NON-CONSOLIDATED VIEs

The tables below show VIEs not consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	March 31, 2014
	Duke Energy						Duke Energy Ohio(a)	Duke Energy Indiana(a)
(in millions)	Renewables		Other		Total
Receivables	$	―	$	―	$	―	$127	$134
Investments in equity method unconsolidated affiliates		152		3		155	―	―
Investments and other assets		―		4		4	―	―
Total assets		152		7		159	127	134
Other current liabilities		―		2		2	―	―
Deferred credits and other liabilities		―		14		14	―	―
Total liabilities		―		16		16	―	―
Net assets (liabilities)		$152		$(9)		$143	$127	$134

(a)							Reflects retained interest in CRC.

	December 31, 2013
	Duke Energy						Duke Energy Ohio(a)	Duke Energy Indiana(b)
(in millions)	Renewables		Other		Total
Receivables	$	―	$	―	$	―	$114	$143
Investments in equity method unconsolidated affiliates		153		60		213	―	―
Intangibles, net		―		96		96	96	―
Investments and other assets		―		4		4	―	―
Total assets		153		160		313	210	143
Other current liabilities		―		3		3	―	―
Deferred credits and other liabilities		―		15		15	―	―
Total liabilities		―		18		18	―	―
Net assets		$153		$142		$295	$210	$143

(a)							Reflects OVEC and retained interest in CRC.
(b)							Reflects retained interest in CRC

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities.

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

Other

The most significant of the Other non-consolidated VIEs is Duke Energy Ohio’s 9 percent ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006. This amount is included in the December 31, 2013 table above for Duke Energy and Duke Energy Ohio. The OVEC amount was reclassified to Assets held for sale in conjunction with the planned disposition of the Midwest Generation business in the first quarter of 2014.

CRC

See discussion under Consolidated VIEs for additional information related to CRC.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value and are classified within Receivables in their Condensed Consolidated Balance Sheets. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated basis of the subordinated notes are not materially different than their face value because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

Key assumptions used in estimating the fair value in 2014 and 2013 are detailed in the following table.

Duke Energy Ohio	Duke Energy Indiana
2014	2013	2014	2013
Anticipated credit loss ratio	0.6%	0.6%	0.3%	0.3%
Discount rate	1.2%	1.2%	1.2%	1.2%
Receivable turnover rate	12.8%	12.8%	10.4%	10.3%

The following table shows the gross and net receivables sold.

Duke Energy Ohio	Duke Energy Indiana
(in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Receivables sold	$321	$290	$319	$340
Less: Retained interests	127	114	134	143
Net receivables sold	$194	$176	$185	$197

The following tables show sales and cash flows related to receivables sold.

Duke Energy Ohio	Duke Energy Indiana
Three Months Ended March 31,	Three Months Ended March 31,
(in millions)	2014	2013	2014	2013
Sales
Receivables sold	$741	$638	$755	$747
Loss recognized on sale	(4)	(3)	(3)	(3)
Cash flows
Cash proceeds from receivables sold	723	617	761	725
Return received on retained interests	2	1	2	2

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

13. COMMON STOCK

Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common shares during the restricted stock unit’s vesting periods.

The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding.

(In millions, except per-share amounts)	(Loss) Income	Average Shares	EPS
Three Months Ended March 31, 2014
Loss from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$(94)	706	$(0.13)
Three Months Ended March 31, 2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$629	705	$0.89

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

As of March 31, 2014 and 2013, 2 million and 1 million, respectively, of stock options and performance and unvested stock awards were not included in the dilutive securities calculation in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

For the three months ended March 31, 2014 and 2013, Duke Energy declared dividends of $0.78 per share and $0.765 per share, respectively.

14. STOCK-BASED COMPENSATION

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy recorded pretax stock-based compensation expense as follows.

	Three Months Ended March 31,
(in millions)		2014	2013
Stock options	$	―	$2
Restricted stock unit awards		$11	$13
Performance awards		5	11
Total		$16	$26
Tax benefit associated with stock-based compensation expense		$6	$10
Stock-based compensation costs capitalized		1	1

15. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT RETIREMENT PLANS

Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings based on age and/or years of service and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year or four-year average earnings, (ii) highest three-year or four-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), and/or (iii) highest three or four-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. As of January 1, 2014, the qualified and non-qualified non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees.

Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make any contributions to its qualified defined benefit retirement plans during the three months ended March 31, 2014 and 2013.

Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 8.

QUALIFIED PENSION PLANS

The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$34	$10	$10	$5	$5	$1	$2
Interest cost on projected benefit obligation	86	21	28	13	14	5	7
Expected return on plan assets	(128)	(33)	(43)	(21)	(21)	(7)	(9)
Amortization of actuarial loss	37	9	17	8	8	1	3
Amortization of prior service credit	(4)	(2)	(1)	―	―	―	―
Other	2	1	1	―	―	―	―
Net periodic pension costs(a)(b)	$27	$6	$12	$5	$6	$ ―	$3

	Three Months Ended March 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$42	$12	$15	$5	$8	$2	$3
Interest cost on projected benefit obligation	80	20	29	13	13	5	7
Expected return on plan assets	(137)	(37)	(50)	(23)	(22)	(8)	(11)
Amortization of actuarial loss	61	15	25	11	12	3	6
Amortization of prior service credit	(3)	(2)	(1)	―	―	―	―
Other	2	1	1	―	―	―	―
Net periodic pension costs(a)(b)	$45	$9	$19	$6	$11	$2	$5

(a)

Duke Energy amounts exclude $3 million for each of the three months ended March 31, 2014 and 2013, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $1 million and $2 million for the three months ended March 31, 2014 and 2013, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NON-QUALIFIED PENSION PLANS

The net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2014 and 2013.

OTHER POST-RETIREMENT BENEFIT PLANS

Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical, dental, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

Duke Energy did not make any contributions to its other post-retirement benefit plans during the three months ended March 31, 2014 and 2013.

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended March 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$2	$	―	$1	$ ―	$1	$	―	$	―
Interest cost on accumulated post-retirement benefit obligation	12		3	6	3	3		―		1
Expected return on plan assets	(3)		(2)	―	―	―		―		―
Amortization of actuarial loss	10		1	10	7	2		―		―
Amortization of prior service credit	(31)		(3)	(24)	(18)	(5)		―		―
Net periodic other post-retirement benefit costs(a)(b)	$(10)		$(1)	$(7)	$(8)	$1	$	―		$1

	Three Months Ended March 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Service cost	$7		$1	$6	$3	$2	$	―	$	―
Interest cost on accumulated post-retirement benefit obligation	18		3	11	6	4		―		1
Expected return on plan assets	(3)		(3)	―	―	―		―		―
Amortization of actuarial loss (gain)	13		1	14	9	4		―		(1)
Amortization of prior service credit	(3)		(2)	―	―	―		―		―
Net periodic other post-retirement benefit costs(a)(b)	$32	$	―	$31	$18	$10	$	―	$	―

(a)

Duke Energy amounts exclude $2 million for each of the three months ended March 31, 2014 and 2013, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $1 million for each of the three months ended March 31, 2014 and 2013, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

EMPLOYEE SAVINGS PLANS

Duke Energy sponsors and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions and, as applicable, after-tax contributions of up to 6 percent of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.

As of January 1, 2014, for new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period is provided to the employee’s savings plan account.

The following table includes pretax employer matching contributions, as well as the additional contribution of 4 percent of eligible pay per pay period for employees not eligible to participate in a defined benefit plan, made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
For the three months ended March 31,
2014	$43	$14	$12	$9	$4	$1	$2
2013	41	14	12	6	4	1	2

16. INCOME TAXES

The effective tax rates for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended March 31,
	2014	2013
Duke Energy	58.6%	34.2%
Duke Energy Carolinas	37.4%	37.1%
Progress Energy	36.9%	39.6%
Duke Energy Progress	36.6%	38.1%
Duke Energy Florida	38.5%	39.1%
Duke Energy Ohio	35.4%	37.1%
Duke Energy Indiana	36.8%	37.5%

The increase in the effective tax rate for Duke Energy for the three months ended March 31, 2014 is primarily due to the first quarter of 2014 impairment of the Midwest Generation business.

The decrease in the effective tax rate for Progress Energy for the three months ended March 31, 2014 is primarily due to the reduction of state tax rates in certain jurisdictions.

The decrease in the effective tax rate for Duke Energy Progress for the three months ended March 31, 2014 is primarily due to the reduction of state tax rates in certain jurisdictions.

The decrease in the effective tax rate for Duke Energy Ohio for the three months ended March 31, 2014 is primarily due to the first quarter of 2014 impairment of the Midwest Generation business.

17. SUBSEQUENT EVENTS

For information on subsequent events related to regulatory matters, commitments and contingencies, and debt and credit facilities see Notes 4, 5, and 6, respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, Inc. (Duke Energy Progress), Duke Energy Florida, Inc. (Duke Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana) (collectively referred to as the Subsidiary Registrants). However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.

DUKE ENERGY

Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) through its wholly owned subsidiaries Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana, as well as in Latin America through International Energy.

When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings, adjusted diluted earnings per share (EPS), and adjusted segment income, discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.

Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items are measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the dollar and per-share impact of special items and mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the impact of derivative contracts, which are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Power segment. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g., coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common shareholders, which include the dollar and per-share impact of special items, mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

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

Duke Energy’s adjusted earnings, adjusted diluted EPS, segment income and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate the measures in the same manner.

See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

Executive Overview

The following table reconciles non-GAAP measures to their most directly comparable GAAP measures.

	Three Months Ended March 31, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$737	$130	$10	$877	$(48)	$829	$1.17
Midwest Generation impairment	―	―	(867)	(867)	―	(867)	(1.23)
Costs to achieve Progress Energy merger	―	―	―	―	(34)	(34)	(0.04)
Economic hedges (mark-to-market)	―	―	(22)	(22)	―	(22)	(0.03)
Segment income (loss)	$737	$130	$(879)	$(12)	$(82)	(94)
Loss from Discontinued Operations						(3)	(0.01)
Net Income Attributable to Duke Energy						$(97)	$(0.14)

	Three Months Ended March 31, 2013
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$656	$97	$6	$759	$(43)	$716	$1.02
Economic hedges (mark-to-market)	―	―	(48)	(48)	―	(48)	(0.08)
Costs to achieve Progress Energy merger	―	―	―	―	(34)	(34)	(0.05)
Segment income (loss)	$656	$97	$(42)	$711	$(77)	634
Loss from Discontinued Operations						―	―
Net Income Attributable to Duke Energy						$634	$0.89

PART I

The variance in adjusted earnings for three months ended March 31, 2014, compared to the same period in 2013, was primarily due to:

•          Increased retail pricing and riders primarily resulting from the implementation of revised rates for Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, and Duke Energy Indiana;

•          Favorable weather in 2014 compared to 2013;

•          Increased weather-normal retail sales volumes for the regulated businesses; and

•          Higher results in Latin America.

Partially offset by:

•          Higher depreciation and amortization expense primarily due to the reduction of the cost of removal component of amortization expense in 2013 at Duke Energy Florida; and

•          Higher operating and maintenance expense primarily due to storm costs.

SEGMENT RESULTS

The remaining information in this discussion of results of operations is presented on a GAAP basis.

Regulated Utilities

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$5,805	$5,060	$745
Operating Expenses	4,427	3,840	587
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	1,379	1,222	157
Other Income and Expenses, net	69	61	8
Interest Expense	270	236	34
Income Before Income Taxes	1,178	1,047	131
Income Tax Expense	441	391	50
Segment Income	$737	$656	$81

Duke Energy Carolinas GWh sales(a)	23,693	22,246	1,447
Duke Energy Progress GWh sales	16,161	14,701	1,460
Duke Energy Florida GWh sales	8,661	8,017	644
Duke Energy Ohio GWh sales	6,479	6,178	301
Duke Energy Indiana GWh sales	8,874	8,505	369
Total Regulated Utilities GWh sales	63,868	59,647	4,221
Net proportional MW capacity in operation	49,595	49,641	(46)

(a)

Includes 177 gigawatt-hours (GWh) sales and 184 GWh sales for the three months ended March 31, 2014 and 2013, respectively, associated with interim firm power sale agreements (Interim FERC Mitigation) entered into as part of the Federal Energy Regulatory Commission's approval of the merger with Progress Energy, which are not included in the operating results in the table above.

PART I

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Regulated Utilities’ results were positively impacted by higher retail pricing and rate riders, favorable weather, higher weather-normal sales volumes, and an increase in wholesale power margins. These impacts were partially offset by higher depreciation and amortization expense, higher operating and maintenance costs, and higher interest expense. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•          A $332 million increase in fuel revenues driven primarily by (i) increased demand from electric retail customers resulting from favorable weather conditions, and (ii) higher fuel rates for electric retail customers for all jurisdictions, except North Carolina. Fuel revenues represent sales to retail and wholesale customers;

•          A $217 million net increase in retail pricing primarily due to retail rate changes and updated rate riders;

•          A $91 million increase in electric sales (net of fuel revenue) to retail customers due to more favorable weather conditions. For the Carolinas, heating degree days for the first quarter of 2014 were 19 percent above normal as compared with 5 percent above normal during the same period in 2013. For the Midwest, heating degree days for the first quarter of 2014 were 25 percent above normal as compared with 6 percent above normal during the same period in 2013. For Florida, heating degree days for the first quarter of 2014 were 3 percent above normal as compared with 16 percent below normal during the same period in 2013;

•          A $65 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand; and

•          A $32 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts.

Operating Expenses. The variance was driven primarily by:

•          A $321 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) higher volumes of coal and oil used in electric generation due primarily to increased generation resulting from favorable weather conditions, and (ii) higher natural gas prices;

•          A $143 million increase in depreciation and amortization expense primarily due to the reduction of the cost of removal component of amortization expense for Duke Energy Florida in 2013 as allowed under the settlement agreement in 2012 among Duke Energy Florida, the Florida Office of Public Counsel (OPC) and other customer advocates (2012 Settlement), and increases in depreciation as a result of additional plant in service and amortization of regulatory assets; and

•          A $103 million increase in operating and maintenance expense primarily due to higher storm costs.

Interest Expense. The variance was primarily due to no longer recording a post in-service debt return on projects now reflected in customer rates.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 37.5 percent and 37.3 percent, respectively.

Matters Impacting Future Regulated Utilities Results

Appeals of recently approved rate cases are pending at the North Carolina Supreme Court. The North Carolina Attorney General (NCAG) and NC Waste Awareness and Reduction Network (NC WARN) dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of these appeals could have an adverse impact to Regulated Utilities’ financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The United States Attorney for the District of North Carolina initiated a criminal investigation related to the discharge. In addition, Duke Energy has disclosed estimated costs of various potential approaches to ash management for North Carolina ash basins. The outcome of these lawsuits, investigation and any potential legislative actions could have an adverse impact to Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

International Energy

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$382	$392	$(10)
Operating Expenses	231	263	(32)
Operating Income	151	129	22
Other Income and Expense, net	57	33	24
Interest Expense	23	21	2
Income Before Income Taxes	185	141	44
Income Tax Expense	51	42	9
Less: Income Attributable to Noncontrolling Interests	4	2	2
Segment Income	$130	$97	$33

Sales, GWh	5,241	4,756	485
Net proportional MW capacity in operation	4,600	4,584	16

PART I

Three Months Ended March 31, 2014 as Compared to March 31, 2013

International Energy’s results were positively impacted by favorable results in Brazil, a net remeasurement gain and higher interest income in Latin America, partially offset by unfavorable exchange rates in Brazil. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•          A $20 million decrease in Central America as a result of lower volumes and average prices; and

•          A $7 million decrease in Argentina due to unfavorable exchange rates and lower average prices partially offset by higher volumes.

Partially offset by:

•          A $16 million increase in Brazil as a result of higher spot volumes and average prices, partially offset by unfavorable exchange rates.

Operating Expenses. The variance was driven primarily by:

•          A $17 million decrease in Central America due to lower fuel consumption;

•          A $7 million decrease in Argentina as a result of favorable exchange rates, lower fuel consumption and purchased power; and

•          A $6 million decrease in Brazil due to lower purchased power and favorable exchange rates, partially offset by higher variable costs.

Other Income and Expenses, net. The variance is primarily due to higher interest income and a net remeasurement gain in Latin America.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 27.7 percent and 29.4 percent, respectively. The decrease in the effective tax rate is primarily due to certain nondeductible interest payments in 2013.

Commercial Power

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$449	$452	$(3)
Operating Expenses	1,862	533	1,329
Operating Loss	(1,413)	(81)	(1,332)
Other Income and Expense, net	5	11	(6)
Interest Expense	15	15	-
Loss Before Income Taxes	(1,423)	(85)	(1,338)
Income Tax Benefit	(544)	(43)	(501)
Segment Loss	$(879)	$(42)	$(837)

Coal-fired plant production, GWh	4,711	4,549	162
Gas-fired plant production, GWh	3,792	3,897	(105)
Renewable plant production, GWh	1,589	1,405	184
Total Commercial Power production, GWh	10,092	9,851	241
Net proportional MW capacity in operation	7,770	8,094	(324)

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Commercial Power’s results were negatively impacted by the impairment for the Midwest Generation business. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•          A $58 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $126 million in 2014 compared to losses of $68 million in 2013; and

•          A $15 million decrease for the coal-fired generation assets driven primarily by lower realized power prices, partially offset by increased volumes.

Partially offset by:

•          A $63 million increase for Duke Energy Retail Sales, LLC (Duke Energy Retail) resulting from favorable pricing, partially offset by lower volumes; and

•          A $7 million increase in PJM Interconnection LLC (PJM) capacity revenues related to higher average cleared capacity auction pricing.

Operating Expenses. The variance was driven primarily by:

•          A $1,381 million impairment recognized for the Midwest Generation business resulting from the plan to exit that business; and

PART I

•          A $76 million increase in purchased power to serve Duke Energy Retail customers.

Partially offset by:

•          A $96 million decrease in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $89 million in 2014 compared to losses of $7 million in 2013; and

•          A $12 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs and volumes.

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 38.2 percent and 50.8 percent, respectively. The decrease in the effective tax rate was primarily due to the first quarter of 2014 impairment of the Midwest Generation business.

Matters Impacting Future Commercial Power Results

In 2013, a FERC Administrative Law Judge issued an initial decision holding that Commercial Power is responsible for certain Multi Value Projects (MVP) costs, a type of Transmission Expansion Planning (MTEP) cost, approved by Midcontinent Independent System Operator, Inc. (MISO) prior to the date of Commercial Power’s withdrawal. The initial decision will be reviewed by Federal Energy Regulatory Commission (FERC). If FERC upholds the initial decision, Commercial Power intends to file an appeal in federal court. If Commercial Power ultimately is found to be responsible for these costs, a portion of these costs may not be eligible for recovery, resulting in an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Changes or variability in assumptions used in calculating fair value of the renewables reporting unit for goodwill testing purposes including but not limited to legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $84 million at March 31, 2014. In addition, management periodically reviews individual projects within Commercial Power’s renewables portfolio to evaluate ongoing alignment with the strategic direction of the business. A determination that a project is no longer consistent with the business strategy and a decision to divest of a project or projects could result in an impairment charge.

Other

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$25	$35	$(10)
Operating Expenses	84	90	(6)
Operating Loss	(59)	(55)	(4)
Other Income and Expense, net	7	11	(4)
Interest Expense	105	95	10
Loss Before Income Taxes	(157)	(139)	(18)
Income Tax Benefit	(75)	(60)	(15)
Less: Loss Attributable to Noncontrolling Interests	-	(2)	2
Net Expense	$(82)	$(77)	$(5)

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Other’s results were negatively impacted by an increase in interest expense. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The decrease was primarily due to mark-to-market activity of mitigation sales related to the Progress Energy merger, partially offset by prior-year mark-to-market activity for Duke Energy Trading and Marketing, LLC (DETM), which was divested in 2013.

Interest Expense. The variance was driven primarily by a prior year purchase accounting adjustment related to the redemption of Quarterly Income Preferred Securities (QUIPS).

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 48.1 percent and 42.5 percent, respectively.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50 percent interest in Crescent Resources, LLC (Crescent). Crescent was a real estate joint venture formed by Duke Energy in 2006 that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50 percent ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize a loss, for tax purposes, on its interest in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, it is possible that Duke Energy could incur a future tax liability related to the tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

PART I

DUKE ENERGY CAROLINAS

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

Results of Operations

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$2,000	$1,729	$271
Operating Expenses	1,491	1,297	194
Gains on Sales of Other Assets and Other, net	―	2	(2)
Operating Income	509	434	75
Other Income and Expenses, net	49	36	13
Interest Expense	101	82	19
Income Before Income Taxes	457	388	69
Income Tax Expense	171	144	27
Net Income	$286	$244	$42

The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase over prior year			2014
Residential sales			11.1%
General service sales			3.9%
Industrial sales			2.1%
Wholesale power sales			14.3%
Total sales			6.5%
Average number of customers			0.9%

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Operating Revenues. The variance was driven primarily by:

•          A $137 million increase in fuel revenues driven primarily by increased demand from retail customers, mainly due to favorable weather conditions, and higher natural gas prices. Fuel revenues represent sales to retail and wholesale customers;

•          A $60 million increase in retail pricing and updated rate riders, which primarily reflects the impact of the 2013 North Carolina and South Carolina retail rate cases;

•          A $38 million increase in electric sales (net of fuel revenues) to retail customers due to favorable weather conditions. Heating degree days for the first quarter of 2014 were 19 percent above normal compared to 6 percent above normal during the same period in 2013; and

•          A $26 million increase in weather-normal sales volumes to retail customers reflecting increased demand.

Operating Expenses. The variance was driven primarily by:

•          A $140 million increase in fuel expense (including purchased power) primarily related to increased generation due to higher sales volumes and increased prices of natural gas used in electric generation, net of change in fuel mix;

•          A $31 million increase in operating and maintenance expenses primarily due to higher storm costs and Dan River ash basin repairs and remediation costs, partially offset by lower outage and non-outage costs at nuclear generation plants; and

•          A $20 million increase in depreciation and amortization primarily due to higher depreciation as a result of additional plant in service and amortization of certain regulatory assets, partially offset by lower amortization expense due to reductions in regulatory liabilities for costs of removal in accordance with the 2013 North Carolina and South Carolina rate case orders.

Other Income and Expenses, net. The variance was primarily due to the recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.

Interest Expense. The variance was primarily due to no longer recording a post in-service debt return on projects now reflected in customer rates.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 37.4 percent and 37.1 percent, respectively.

Matters Impacting Future Results

Appeals of recently approved rate cases are pending at the North Carolina Supreme Court. The NCAG and NC WARN dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of these appeals could have an adverse impact to Duke

PART I

Energy Carolinas’ financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at the retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The United States Attorney for the District of North Carolina initiated a criminal investigation related to the discharge. In addition, Duke Energy has disclosed estimated costs of various potential approaches to ash management for North Carolina ash basins. The outcome of these lawsuits, investigation and any potential legislative actions could have an adverse impact to Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

PROGRESS ENERGY

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

Results of Operations

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$2,541	$2,186	$355
Operating Expenses	2,065	1,756	309
Gains on Sales of Other Assets and Other, net	1	―	1
Operating Income	477	430	47
Other Income and Expenses, net	15	23	(8)
Interest Expense	169	198	(29)
Income From Continuing Operations Before Taxes	323	255	68
Income Tax Expense From Continuing Operations	119	101	18
Income From Continuing Operations	204	154	50
Loss From Discontinued Operations, net of tax	(1)	―	(1)
Net Income	203	154	49
Less: Net Income Attributable to Noncontrolling Interest	1	1	―
Net Income Attributable to Parent	$202	$153	$49

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Operating Revenues. The variance was driven primarily by:

•          A $193 million increase in fuel and capacity revenues primarily due to a higher fuel rate in the current year related to lower Nuclear Electric Insurance Limited (NEIL) insurance reimbursements and accelerated Crystal River Nuclear Station – Unit 3 (Crystal River Unit 3) regulatory asset cost recovery in 2014 as allowed by the settlement agreement in 2013 among Duke Energy Florida, the OPC and other customer advocates (2013 Settlement) for Duke Energy Florida; and increased demand from wholesale and retail customers in 2014, partially resulting from favorable weather conditions, and higher fuel rates for wholesale customers reflective of higher fuel costs for Duke Energy Progress;

•          A $56 million increase in base revenues due to revised rates in North Carolina and Florida;

•          A $41 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions. For Duke Energy Progress, heating degree days for the three months ended March 31, 2014, were 49 percent above normal compared to 5 percent above normal for the prior year. For Duke Energy Florida, heating degree days for the first quarter of 2014 were 3 percent above normal as compared with 16 percent below normal during the same period in 2013;

•          A $26 million increase (net of fuel revenue) in GWh sales to retail customers due to higher weather-normal sales volumes to retail customers; and

•          A $16 million increase in nuclear cost recovery clause and energy conservation cost recovery clause revenues at Duke Energy Florida due to higher recovery rates in the current year.

Operating Expenses. The variance was driven primarily by:

•          A $184 million increase in fuel expenses (including purchased power) primarily due to increased sales volumes and higher fuel prices;

•          A $79 million increase in depreciation and amortization at Duke Energy Florida primarily due to the reduction of the cost of removal component of amortization expense in 2013 as allowed under the 2012 Settlement; and

•          A $26 million increase in operations and maintenance expenses at Duke Energy Progress primarily due to higher storm costs.

Interest Expense. The variance was primarily due to the $29 million charge to interest expense on the redemption of Progress Energy’s 7.10% Cumulative QUIPS in January of 2013.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 36.9 percent and 39.6 percent, respectively. The decrease in the effective tax rate was primarily due to the reduction of state tax rates in certain jurisdictions.

Matters Impacting Future Results

An appeal of a recently approved rate case is pending at the North Carolina Supreme Court. The NCAG and NC WARN dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of this appeal could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping

PART I

the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. In addition, Duke Energy has disclosed estimated costs of various potential approaches to ash management for North Carolina ash basins. The outcome of these lawsuits and any potential legislative actions could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

DUKE ENERGY PROGRESS

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

Results of Operations

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$1,422	$1,216	$206
Operating Expenses	1,165	1,004	161
Gains on Sales of Other Assets and Other, net	1	―	1
Operating Income	258	212	46
Other Income and Expenses, net	9	14	(5)
Interest Expense	57	48	9
Income Before Income Taxes	210	178	32
Income Tax Expense	77	68	9
Net Income and Comprehensive Income	$133	$110	$23

The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior period			2014
Residential sales			12.5%
General service sales			4.6%
Industrial sales			(2.6)%
Wholesale power sales			20.7%
Total sales			9.9%
Average number of customers			1.1%

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Operating Revenues. The variance was driven primarily by:

•          A $113 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from wholesale and electric retail customers in 2014, partially resulting from favorable weather conditions, and higher fuel rates for wholesale customers reflective of higher fuel costs. Fuel revenues represent sales to retail and wholesale customers;

•          A $37 million increase in retail pricing primarily due to retail rate changes in North Carolina;

•          A $28 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions. Heating degree days for the first quarter of 2014 were 49 percent above normal compared to 5 percent above normal for the prior year;

•          A $16 million increase (net of fuel revenue) in GWh sales to retail customers due to higher weather-normal sales volumes to retail customers; and

•          A $13 million increase in wholesale power revenues primarily due to higher energy rates, increased capacity rates and higher peak demand.

Operating Expenses. The variance was driven primarily by:

•          A $119 million increase in fuel expenses (including purchased power) primarily due to increased sales volumes; and

•          A $26 million increase in operations and maintenance expenses primarily due to higher storm costs.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 36.6 percent and 38.1 percent, respectively. The decrease in the effective tax rate was primarily due to the reduction of state tax rates in certain jurisdictions.

Matters Impacting Future Results

An appeal of a recently approved rate case is pending at the North Carolina Supreme Court. The NCAG and NC WARN dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of this appeal could have an adverse impact to Duke Energy Progress’s financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. In addition, Duke Energy has disclosed estimated costs of various potential approaches to ash

PART I

management for North Carolina ash basins. The outcome of these lawsuits and any potential legislative actions could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

DUKE ENERGY FLORIDA

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

Results of Operations

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$1,116	$968	$148
Operating Expenses	897	747	150
Operating Income	219	221	(2)
Other Income and Expenses, net	5	8	(3)
Interest Expense	49	49	-
Income Before Income Taxes	175	180	(5)
Income Tax Expense	67	70	(3)
Net Income	$108	$110	$(2)

The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Wholesale power sales include both billed and unbilled sales. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase over prior period			2014
Residential sales			8.2%
General service sales			0.7%
Industrial sales			6.1%
Wholesale power sales			63.8%
Total sales			8.0%
Average number of customers			1.2%

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Operating Revenues. The variance was driven primarily by:

•          An $80 million increase in fuel and capacity revenues primarily due to a higher fuel rate in the current year related to lower NEIL insurance reimbursements and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement;

•          A $19 million net increase in base revenues due primarily to the 2014 base rate increase;

•          A $16 million increase in nuclear cost recovery clause and energy conservation cost recovery clause revenues due to higher recovery rates in the current year;

•          A $13 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. Heating degree days for the first quarter of 2014 were 3 percent above normal as compared with 16 percent below normal during the same period in 2013; and

•          A $10 million increase in weather-normal sales volumes to retail customers reflecting increased demand.

Operating Expenses. The variance was driven primarily by:

•          A $79 million increase in depreciation and amortization primarily due to the reduction of the cost of removal component of amortization expense in 2013 as allowed under the 2012 Settlement; and

•          A $65 million increase in fuel used in electric generation and purchased power due to higher sales volume and higher fuel prices.

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 38.5 percent and 39.1 percent, respectively.

PART I

DUKE ENERGY OHIO

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

Results of Operations

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$763	$747	$16
Operating Expenses	2,121	764	1,357
Operating Loss	(1,358)	(17)	(1,341)
Other Income and Expenses, net	3	2	1
Interest Expense	22	18	4
Loss Before Income Taxes	(1,377)	(33)	(1,344)
Income Tax Benefit	(487)	(12)	(475)
Net Loss	$(890)	$(21)	$(869)

The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year			2014
Residential sales			11.2%
General service sales			3.9%
Industrial sales			2.9%
Wholesale power sales			(11.7)%
Total sales			4.9%
Average number of customers			0.8%

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Operating Revenues. The variance was driven primarily by:

•          A $33 million increase in regulated fuel revenues primarily driven by higher fuel costs and increased sales volumes;

•          A $23 million increase in retail pricing and rate riders primarily due to 2013 rate increases;

•          A $10 million increase related to favorable weather conditions; and

•          A $7 million increase in PJM capacity revenue related to higher average cleared capacity auction pricing.

Partially offset by:

•          A $49 million decrease in net mark-to-market revenue on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $139 million in 2014 compared to losses of $90 million in 2013; and

•          A $15 million decrease for the coal-fired generation assets driven primarily by lower realized power prices, partially offset by increased volumes.

Operating Expenses. The variance was driven primarily by:

•          A $1,417 million impairment recognized for the Midwest Generation business resulting from the plan to exit that business; and

•          A $49 million increase in regulated fuel expense driven primarily by higher fuel costs, increased volumes, and higher purchased power expense.

Partially offset by:

•          A $96 million decrease in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $89 million in 2014 compared to losses of $7 million in 2013; and

•          A $12 million decrease in fuel expense for the gas-fired generation assets driven by lower natural gas costs and volumes.

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 35.4 percent and 37.1 percent, respectively. The decrease in the effective tax rate was primarily due to the first quarter of 2014 impairment of the Midwest Generation business.

Matters Impacting Future Results

In 2013, a FERC Administrative Law Judge issued an initial decision holding that Duke Energy Ohio is responsible for certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of Duke Energy Ohio’s withdrawal. The initial decision will be reviewed by FERC. If

PART I

FERC upholds the initial decision, Duke Energy Ohio intends to file an appeal in federal court. If Duke Energy Ohio ultimately is found to be responsible for these costs, a portion of these costs may not be eligible for recovery, resulting in an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

DUKE ENERGY INDIANA

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

Results of Operations

	Three Months Ended March 31,
(in millions)	2014	2013	Variance
Operating Revenues	$845	$724	$121
Operating Expenses	630	543	87
Operating Income	215	181	34
Other Income and Expenses, net	7	4	3
Interest Expense	43	41	2
Income Before Income Taxes	179	144	35
Income Tax Expense	66	54	12
Net Income	$113	$90	$23

The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase over prior year			2014
Residential sales			13.8%
General service sales			3.6%
Industrial sales			0.2%
Wholesale power sales			5.1%
Total sales			4.3%
Average number of customers			0.7%

Three Months Ended March 31, 2014 as Compared to March 31, 2013

Operating Revenues. The variance was driven primarily by:

•          A $54 million increase in fuel revenues (including emission allowances) due to an increase in fuel rates as a result of higher fuel and purchased power costs;

•          A $51 million net increase in rate riders primarily due to updates to the integrated gasification combined cycle (IGCC) rider;

•          A $10 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand; and

•          A $6 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions.

Operating Expenses. The variance was driven primarily by:

•          A $46 million increase in fuel costs primarily driven by higher fuel and purchased power costs;

•          A $26 million increase in depreciation primarily as a result of the Edwardsport IGCC plant being placed into service in the second quarter of 2013; and

•          A $15 million increase in operation and maintenance primarily due to higher operation and maintenance costs, and increased retail customer services costs, partially offset by lower amortization of certain previously deferred operations and maintenance expenses.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2014 and 2013 was 36.8 percent and 37.5 percent, respectively.

Matters Impacting Future Results

Duke Energy Indiana is evaluating converting Wabash River Unit 6 to a natural gas-fired unit or retiring the unit earlier than its current estimated useful life. If Duke Energy Indiana elects early retirement of the unit, recovery of remaining book values and associated carrying costs totaling approximately $40 million could be subject to future regulatory approvals and therefore cannot be assured.

PART I

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its domestic liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. See Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of primary sources and uses of cash for 2014 – 2016 and a more detailed discussion of each.

The Subsidiary Registrants generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Subsidiary Registrants, excluding Progress Energy, support their short-term borrowing needs through participation with Duke Energy and certain of its other subsidiaries in a money pool arrangement. The companies with short-term funds may provide short-term loans to affiliates participating under this arrangement.

Duke Energy and the Subsidiary Registrants, excluding Progress Energy, may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. Duke Energy’s current liabilities frequently exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.

Credit FacilitY and Registration Statements

Master Credit Facility Summary

Duke Energy has a master credit facility with a capacity of $6 billion through December 2018. The Subsidiary Registrants, excluding Progress Energy each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the master credit facility has been reduced to backstop the issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the master credit facility.

	March 31, 2014
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Notes payable and commercial paper(b)	(1,308)	(858)	(300)	―	―	―	(150)
Outstanding letters of credit	(63)	(56)	(4)	(2)	(1)	―	―
Tax-exempt bonds	(240)	―	(75)	―	―	(84)	(81)
Available capacity	$4,389	$1,336	$621	$748	$649	$566	$469

(a)		Represents the sublimit of each borrower at March 31, 2014.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas' and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

PremierNotes

Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of March 31, 2014 and December 31, 2013 was $880 million and $836 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Shelf Registration

In September 2013, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

DEBT MATURITIES

The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations, primarily with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2014
Unsecured Debt
Duke Energy (Parent)	September 2014	3.950%	$500
Other			385
Current maturities of long-term debt			$885

PART I

CASH FLOWS FROM OPERATING ACTIVITIES

The relatively stable operating cash flows of Regulated Utilities compose a substantial portion of Duke Energy’s cash flows from operations. Regulated Utilities’ cash flows from operations are primarily driven by sales of electricity and natural gas and costs of operations. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages and storms can affect the timing and level of cash flows from operations. Duke Energy provides the liquidity support for Commercial Power’s coal-fired and gas-fired assets that are dispatched into the PJM wholesale market. Commercial Power has economically hedged a portion of its forecasted generation through 2018 with various counterparties, and a substantial portion of these contracts require daily posting of margin, which can be significant. Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately the master credit facility, to support these operations. Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2013 for additional information).

At March 31, 2014, Duke Energy had cash and cash equivalents and short-term investments of $1.5 billion, of which $1.2 billion is held by entities domiciled in foreign jurisdictions and is forecasted to be used to fund the operations of and investments in International Energy. Undistributed earnings associated with foreign operations are considered indefinitely reinvested. As a result, no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in foreign jurisdictions is not needed to fund Duke Energy’s U.S. operations and that it either has invested or has intentions to reinvest such earnings. While management currently intends to indefinitely reinvest all unremitted foreign earnings, should circumstances change, Duke Energy may need to record additional income tax expense in the period in which such determination changes. The cumulative undistributed earnings as of March 31, 2014, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is approximately $2.6 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $350 million and $425 million.

Restrictive Debt Covenants

The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2014, each of the Duke Energy Registrants was in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Credit Ratings

Credit ratings are intended to provide credit lenders a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold. The Duke Energy Registrants’ credit ratings are dependent on the rating agencies’ assessments of their ability to meet their debt principal and interest obligations when they come due. If, as a result of market conditions or other factors, the Duke Energy Registrants are unable to maintain current balance sheet strength, or if earnings and cash flow outlook materially deteriorates, credit ratings could be negatively impacted.

The Duke Energy Registrants’ each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The Duke Energy Registrants’ credit ratings from Fitch, Moody’s and S&P have not changed since February 13, 2014, and their outlooks remain stable.

Cash Flow Information

The following table summarizes Duke Energy’s cash flows.

	Three Months Ended March 31,
(in millions)	2014	2013
Cash flows provided by (used in):
Operating activities	$1,373	$1,091
Investing activities	(1,286)	(1,465)
Financing activities	(57)	246
Net increase (decrease) in cash and cash equivalents	30	(128)
Cash and cash equivalents at beginning of period	1,501	1,424
Cash and cash equivalents at end of period	$1,531	$1,296

OPERATING CASH FLOWS

The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended March 31,
(in millions)	2014	2013
Net (loss) income	$(93)	$634
Non-cash adjustments to net (loss) income	2,051	1,122
Working capital	(585)	(665)
Net cash provided by operating activities	$1,373	$1,091

The variance was driven primarily by:

•	A $202 million increase in net income after non-cash adjustments, mainly due to increased retail pricing and riders, favorable weather and weather-normal volumes.

PART I

INVESTING CASH FLOWS

The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended March 31,
(in millions)	2014	2013
Capital, investment and acquisition expenditures	$(1,268)	$(1,410)
Available for sale securities, net	37	(76)
Proceeds from sales of other assets	4	20
Other investing items	(59)	1
Net cash used in investing activities	$(1,286)	$(1,465)

The variance was primarily due to:

•	A $142 million decrease in capital, investment and acquisition expenditures primarily due to lower spending for expansion and maintenance projects at the Regulated Utilities.

FINANCING CASH FLOWS

The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended March 31,
(in millions)	2014	2013
Issuance of common stock related to employee benefit plans	$19	$5
(Redemption) Issuance of long-term debt, net	(412)	262
Notes payable and commercial paper	898	627
Dividends paid	(553)	(542)
Other financing items	(9)	(106)
Net cash (used in) provided by financing activities	$(57)	$246

The variance was due primarily to:

•	A $674 million decrease in proceeds from net issuances of long-term debt, primarily due to the timing of issuances and redemptions across years.

Partially offset by:

•	A $271 million increase in proceeds from net issuances of notes payable and commercial paper, primarily to fund the short-term working capital needs and

•	A $96 million prior year payment for the redemption of preferred stock of subsidiaries.

Summary of Significant Debt Issuances

The following table summarizes the significant debt issuances (in millions).

		Three Months Ended March 31, 2014

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress		Duke Energy Florida		Duke Energy
Unsecured Debt
April 2014(a)	April 2024	3.750%	$600	$	―	$	―	$600
April 2014(a)	April 2017	0.610%	400		―		―	400
Secured Debt
March 2014(b)	March 2017	0.850%	―		―		225	225
First Mortgage Bonds
March 2014(c)	March 2044	4.375%	―		400		―	400
March 2014(c)	March 2017	0.435%	―		250		―	250
Total issuances			$1,000		$650		$225	$1,875

(a)		Proceeds will be used to acquire $402 million of tax-exempt bonds at Duke Energy Ohio, the repayment of outstanding commercial paper and for general corporate purposes.
(b)

Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Florida. Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes. See Note 12 for further details.

(c)		Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

OTHER ISSUES

PART I

North Carolina Ash Basins

On February 2, 2014, a break in a 48-inch stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the 48-inch stormwater pipe stopping the release of materials into the river. On February 21, 2014, a permanent plug was installed in a 36-inch stormwater pipe beneath the ash basin. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the event.

See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for further discussion of Duke Energy’s response to the release.

Global Climate Change

For other information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.

Nuclear Matters

For other information on nuclear matters and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

See Note 1 to the Condensed Consolidated Financial Statements, “Organization and Basis of Presentation,” for a discussion of the impact of new accounting standards.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2014, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.

Subsequent Events

See Note 17 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2014, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

PART I

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31,2014 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

As a result of continued merger integration efforts, during the first quarter of 2014 Duke Energy integrated several systems including the financial, tax and asset accounting systems as well as the system for human resources functions including payroll. These system changes are a result of an evaluation of the previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy reviewed the implementation effort as well as the impact on Duke Energy’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation involving governmental agencies is discussed below. For additional information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”

Brazilian Transmission Fee Assessments

On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees on generation companies located in the State of Sao Paulo for utilization of the electric transmission system. The fees were retroactive to July 1, 2004 and effective through June 30, 2009. The charges were based upon a flat-fee that failed to take into account the locational usage by each generator. DEIGP's additional assessment under these Resolutions amounts to approximately $61 million inclusive of interest through March 2014. Pending resolution of this dispute on the merits, DEIGP deposited the disputed portion of the assessment into a court-monitored escrow, and paid the undisputed portion to the distribution companies. In a decision published on October 2, 2013, the trial court affirmed an additional fine imposed by ANEEL on April 1, 2009 for DEIGP’s failure to pay the disputed portion of the assessment. DEIGP appealed the trial court’s ruling and deposited $10 million into a court-monitored escrow.

Brazilian Regulatory Citations

In September 2007, the State Environmental Agency of Parana (IAP) assessed seven fines against DEIGP, totaling $14 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. DEIGP filed administrative appeals with respect to all the fines. Two of the seven fines have been dismissed in favor of DEIGP. A third fine was deposited in the registry of the trial court and is under appeal. The others are pending in administrative and judicial proceedings in Brazil.

Additionally, DEIGP was assessed three environmental fines by the Brazilian federal environmental enforcement agency, Brazil Institute of Environment and Renewable Natural Resources (IBAMA), totaling approximately $1 million for improper maintenance of existing reforested areas. DEIGP believes that it has properly maintained all reforested areas and has challenged these assessments.

Gibson Notice of Violations

Pursuant to Notices of Violation dated June 23, 2011 and July 16, 2013, the EPA has asserted that, on several occasions between August 1, 2008 through March 31, 2013, Duke Energy Indiana’s Gibson steam station violated opacity limits contained in its Title V permit. Duke Energy Indiana expects to enter into a settlement agreement with the EPA in the second quarter of 2014, which would require payment of a civil penalty of $199,000.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Duke Energy Registrants’ financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE FIRST QUARTER OF 2014

There were no issuer purchases of equity securities during the first quarter of 2014.

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
4.1

Eighty Second Supplemental Indenture, dated as of March 1, 2014, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to the Form 8-K of Duke Energy Progress, Inc. filed on March 6, 2014, File No. 1-03382).

X
10.1

Change in Control Agreement between Duke Energy Corporation and Lloyd M. Yates, dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on May 6, 2014, File No. 1-32853).

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

Date: May 9, 2014	/S/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer

Date: May 9, 2014	/S/ BRIAN D. SAVOY
Brian D. Savoy Vice President, Controller and Chief Accounting Officer