Form 10-Q
period 2014-06-30
Duke Energy CORP; Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, INC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, INC.
filed 2014-08-07
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
________________________

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

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒
Number of shares of Common Stock outstanding at August 4, 2014:

Registrant	Description	Shares
Duke Energy	Common Stock, $0.001 par value	707,271,675
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.
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

◦
State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements or climate change, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;

◦	The extent and timing of the costs and liabilities relating to the Dan River ash basin release and future regulatory changes related to the management of coal ash;

◦	The ability to recover eligible costs, including those associated with future significant weather events, and earn an adequate return on investment through the regulatory process;

◦	The costs of decommissioning Crystal River Unit 3 could prove to be more extensive than are currently identified and all costs may not be fully recoverable through the regulatory process;

◦	The risk that the credit ratings of the company or its subsidiaries may be different from what the companies expect;

◦	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

◦
Industrial, commercial and residential growth or decline in service territories or customer bases resulting from customer usage patterns, including energy efficiency efforts and use of alternative energy sources, including self-generation and distributed generation technologies;

◦	Additional competition in electric markets and continued industry consolidation;

◦	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;

◦	The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts and tornadoes;

◦	The ability to successfully operate electric generating facilities and deliver electricity to customers;

◦	The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches, and other catastrophic events;

◦	The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

◦
The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates and the ability to recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;

◦	The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

◦
Declines in the market prices of equity and fixed income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans, and nuclear decommissioning trust funds;

◦
Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	The impact of potential goodwill impairments;

◦	The ability to reinvest retained earnings of foreign subsidiaries or repatriate such earnings on a tax-free basis; and

◦	The ability to successfully complete future merger, acquisition or divestiture plans.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per-share amounts)	2014	2013	2014	2013
Operating Revenues
Regulated electric	$5,167	$4,834	$10,745	$9,723
Nonregulated electric, natural gas and other	675	951	1,499	1,775
Regulated natural gas	107	94	329	279
Total operating revenues	5,949	5,879	12,573	11,777
Operating Expenses
Fuel used in electric generation and purchased power - regulated	1,808	1,678	3,808	3,381
Fuel used in electric generation and purchased power - nonregulated	436	447	845	901
Cost of natural gas and other	43	43	165	147
Operation, maintenance and other	1,467	1,504	2,973	2,925
Depreciation and amortization	761	678	1,551	1,338
Property and other taxes	318	323	676	666
Impairment charges	6	386	1,388	386
Total operating expenses	4,839	5,059	11,406	9,744
Gains on Sales of Other Assets and Other, net	6	1	7	3
Operating Income	1,116	821	1,174	2,036
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	33	22	69	58
Other income and expenses, net	89	48	184	128
Total other income and expenses	122	70	253	186
Interest Expense	413	381	819	748
Income From Continuing Operations Before Income Taxes	825	510	608	1,474
Income Tax Expense from Continuing Operations	209	165	82	495
Income From Continuing Operations	616	345	526	979
Loss From Discontinued Operations, net of tax	(3)	(3)	(6)	(3)
Net Income	613	342	520	976
Less: Net Income Attributable to Noncontrolling Interests	4	3	8	3
Net Income Attributable to Duke Energy Corporation	$609	$339	$512	$973

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.86	$0.48	$0.73	$1.37
Diluted	$0.86	$0.48	$0.73	$1.37
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—	$(0.01)	$—
Diluted	$—	$—	$(0.01)	$—
Net Income attributable to Duke Energy Corporation common shareholders
Basic	$0.86	$0.48	$0.72	$1.37
Diluted	$0.86	$0.48	$0.72	$1.37
Weighted-average shares outstanding
Basic	707	706	707	705
Diluted	707	706	707	706

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net Income	$613	$342	$520	$976
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	28	(133)	52	(129)
Pension and OPEB adjustments	1	2	—	5
Net unrealized gain on cash flow hedges(a)	—	44	—	54
Reclassification into earnings and other adjustments to cash flow hedges	(9)	—	(9)	—
Unrealized gain (loss) on investments in available-for-sale securities	2	(4)	2	(4)
Other Comprehensive Income (Loss), net of tax	22	(91)	45	(74)
Comprehensive Income	635	251	565	902
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4	(1)	9	(1)
Comprehensive Income Attributable to Duke Energy Corporation	$631	$252	$556	$903

(a)	Net of $14 million tax expense and $18 million tax expense for the three months and six months ended June 30, 2013.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$2,008	$1,501
Short-term investments	—	44
Receivables (net of allowance for doubtful accounts of $18 at June 30, 2014 and $30 at December 31, 2013)	877	1,286
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $54 at June 30, 2014 and $43 at December 31, 2013)	2,118	1,719
Inventory	3,056	3,250
Assets held for sale	409	—
Regulatory assets	1,349	895
Other	1,698	1,821
Total current assets	11,515	10,516
Investments and Other Assets
Investments in equity method unconsolidated affiliates	381	390
Nuclear decommissioning trust funds	5,417	5,132
Goodwill	16,343	16,340
Assets held for sale	2,195	107
Other	3,227	3,432
Total investments and other assets	27,563	25,401
Property, Plant and Equipment
Cost	100,885	103,115
Accumulated depreciation and amortization	(33,977)	(33,625)
Net property, plant and equipment	66,908	69,490
Regulatory Assets and Deferred Debits
Regulatory assets	9,009	9,191
Other	178	181
Total regulatory assets and deferred debits	9,187	9,372
Total Assets	$115,173	$114,779
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,782	$2,391
Notes payable and commercial paper	1,867	839
Taxes accrued	522	551
Interest accrued	453	440
Current maturities of long-term debt	1,887	2,104
Liabilities associated with assets held for sale	271	7
Regulatory liabilities	140	316
Other	1,786	1,996
Total current liabilities	8,708	8,644
Long-term Debt	38,706	38,152
Deferred Credits and Other Liabilities
Deferred income taxes	12,014	12,097
Investment tax credits	435	442
Accrued pension and other post-retirement benefit costs	1,263	1,322
Liabilities associated with assets held for sale	75	66
Asset retirement obligations	5,030	4,950
Regulatory liabilities	6,338	5,949
Other	1,723	1,749
Total deferred credits and other liabilities	26,878	26,575
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 707 million and 706 million shares outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	39,389	39,365
Retained earnings	1,768	2,363
Accumulated other comprehensive loss	(355)	(399)
Total Duke Energy Corporation stockholders' equity	40,803	41,330
Noncontrolling interests	78	78
Total equity	40,881	41,408
Total Liabilities and Equity	$115,173	$114,779

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$520	$976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,748	1,544
Equity component of AFUDC	(61)	(82)
Gains (losses) on sales of other assets	(2)	8
Impairment charges	1,388	386
Deferred income taxes	(46)	397
Equity in earnings of unconsolidated affiliates	(69)	(58)
Accrued pension and other post-retirement benefit costs	54	172
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	116	40
Receivables	(118)	(144)
Inventory	122	84
Other current assets	(451)	(43)
Increase (decrease) in
Accounts payable	(218)	(308)
Taxes accrued	(84)	95
Other current liabilities	(308)	4
Other assets	(45)	(175)
Other liabilities	73	(53)
Net cash provided by operating activities	2,619	2,843
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,400)	(2,715)
Investment expenditures	(38)	(49)
Acquisitions	(16)	—
Purchases of available-for-sale securities	(1,773)	(2,827)
Proceeds from sales and maturities of available-for-sale securities	1,793	2,775
Net proceeds from the sales of other assets	119	38
Change in restricted cash	(6)	188
Other	(46)	28
Net cash used in investing activities	(2,367)	(2,562)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,088	1,832
Issuance of common stock related to employee benefit plans	23	7
Payments for the:
Redemption of long-term debt	(1,757)	(1,538)
Redemption of preferred stock of a subsidiary	—	(96)
Notes payable and commercial paper	1,024	763
Distributions to noncontrolling interests	(9)	(8)
Dividends paid	(1,107)	(1,085)
Other	(7)	(9)
Net cash provided by (used in) financing activities	255	(134)
Net increase in cash and cash equivalents	507	147
Cash and cash equivalents at beginning of period	1,501	1,424
Cash and cash equivalents at end of period	$2,008	$1,571
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$348	$480
Dividends declared but not paid	—	551

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Net Losses on Available-for-Sale Securities	Pension and OPEB Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	704	$1	$39,279	$1,889	$(116)	$(100)	$—	$(90)	$40,863	$78	$40,941
Net income	—	—	—	973	—	—	—	—	973	3	976
Other comprehensive (loss) income	—	—	—	—	(125)	54	(4)	5	(70)	(4)	(74)
Common stock issuances, including dividend reinvestment and employee benefits	2	—	5	—	—	—	—	—	5	—	5
Common stock dividends	—	—	—	(1,636)	—	—	—	—	(1,636)	—	(1,636)
Premium on the redemption of preferred stock of subsidiaries	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2013	706	$1	$39,284	$1,223	$(241)	$(46)	$(4)	$(85)	$40,132	$69	$40,201

Balance at December 31, 2013	706	$1	$39,365	$2,363	$(307)	$(40)	$—	$(52)	$41,330	$78	$41,408
Net income	—	—	—	512	—	—	—	—	512	8	520
Other comprehensive income (loss)	—	—	—	—	51	(9)	2	—	44	1	45
Common stock issuances, including dividend reinvestment and employee benefits	1	—	24	—	—	—	—	—	24	—	24
Common stock dividends	—	—	—	(1,107)	—	—	—	—	(1,107)	—	(1,107)
Distribution to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(9)	(9)
Balance at June 30, 2014	707	$1	$39,389	$1,768	$(256)	$(49)	$2	$(52)	$40,803	$78	$40,881

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$1,755	$1,591	$3,755	$3,320
Operating Expenses
Fuel used in electric generation and purchased power	503	443	1,161	961
Operation, maintenance and other	463	479	950	936
Depreciation and amortization	248	226	490	448
Property and other taxes	100	92	204	192
Impairment charges	3	—	3	—
Total operating expenses	1,317	1,240	2,808	2,537
Gains on Sales of Other Assets and Other, net	—	—	—	2
Operating Income	438	351	947	785
Other Income and Expenses, net	44	29	93	65
Interest Expense	102	91	203	173
Income Before Income Taxes	380	289	837	677
Income Tax Expense	110	108	281	252
Net Income	$270	$181	$556	$425
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	—	2	—
Comprehensive Income	$271	$181	$558	$425

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$23	$23
Receivables (net of allowance for doubtful accounts of $3 at June 30, 2014 and December 31, 2013)	163	186
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at June 30, 2014 and December 31, 2013)	705	673
Receivables from affiliated companies	87	75
Notes receivable from affiliated companies	280	222
Inventory	909	1,065
Regulatory assets	388	295
Other	271	309
Total current assets	2,826	2,848
Investments and Other Assets
Nuclear decommissioning trust funds	2,995	2,840
Other	997	1,000
Total investments and other assets	3,992	3,840
Property, Plant and Equipment
Cost	35,645	34,906
Accumulated depreciation and amortization	(12,304)	(11,894)
Net property, plant and equipment	23,341	23,012
Regulatory Assets and Deferred Debits
Regulatory assets	1,509	1,527
Other	43	46
Total regulatory assets and deferred debits	1,552	1,573
Total Assets	$31,711	$31,273
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$510	$701
Accounts payable to affiliated companies	156	161
Taxes accrued	255	147
Interest accrued	100	97
Current maturities of long-term debt	47	47
Regulatory liabilities	30	65
Other	368	393
Total current liabilities	1,466	1,611
Long-term Debt	8,088	8,089
Long-term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,781	5,706
Investment tax credits	207	210
Accrued pension and other post-retirement benefit costs	157	161
Asset retirement obligations	1,641	1,594
Regulatory liabilities	2,736	2,576
Other	678	676
Total deferred credits and other liabilities	11,200	10,923
Commitments and Contingencies
Member's Equity
Member's equity	10,670	10,365
Accumulated other comprehensive loss	(13)	(15)
Total member's equity	10,657	10,350
Total Liabilities and Member's Equity	$31,711	$31,273

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$556	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	621	569
Equity component of AFUDC	(44)	(47)
Gains on sales of other assets and other, net	—	(2)
Impairment charge	3	—
Deferred income taxes	132	247
Accrued pension and other post-retirement benefit costs	11	20
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	(7)
Receivables	(39)	(3)
Receivables from affiliated companies	(12)	(46)
Inventory	157	(12)
Other current assets	(150)	(14)
Increase (decrease) in
Accounts payable	(107)	(44)
Accounts payable to affiliated companies	(5)	(6)
Taxes accrued	95	(5)
Other current liabilities	(57)	(50)
Other assets	6	(68)
Other liabilities	15	(41)
Net cash provided by operating activities	1,185	916
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(851)	(804)
Purchases of available-for-sale securities	(1,098)	(1,122)
Proceeds from sales and maturities of available-for-sale securities	1,087	1,098
Notes receivable from affiliated companies	(58)	167
Other	(14)	(10)
Net cash used in investing activities	(934)	(671)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to parent	(251)	(249)
Other	—	(2)
Net cash used in financing activities	(251)	(251)
Net decrease in cash and cash equivalents	—	(6)
Cash and cash equivalents at beginning of period	23	19
Cash and cash equivalents at end of period	$23	$13
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$113	$125

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Statements of Changes in Member's Equity
(Unaudited)

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total
Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872
Net income	425	—	—	425
Distributions to parent	(249)	—	—	(249)
Balance at June 30, 2013	$10,064	$(15)	$(1)	$10,048

Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350
Net income	556	—	—	556
Other comprehensive income	—	2	—	2
Distributions to parent	(251)	—	—	(251)
Balance at June 30, 2014	$10,670	$(12)	$(1)	$10,657

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$2,421	$2,281	$4,962	$4,467
Operating Expenses
Fuel used in electric generation and purchased power	977	918	2,020	1,778
Operation, maintenance and other	555	533	1,150	1,094
Depreciation and amortization	281	210	557	404
Property and other taxes	137	141	288	282
Impairment charges	(17)	366	(17)	366
Total operating expenses	1,933	2,168	3,998	3,924
Gains on Sales of Other Assets and Other, net	—	1	1	1
Operating Income	488	114	965	544
Other Income and Expenses, net	13	14	28	37
Interest Expense	167	160	336	358
Income (Loss) From Continuing Operations Before Taxes	334	(32)	657	223
Income Tax Expense (Benefit) From Continuing Operations	127	(19)	246	82
Income (Loss) From Continuing Operations	207	(13)	411	141
Loss From Discontinued Operations, net of tax	(5)	(4)	(6)	(4)
Net Income (Loss)	202	(17)	405	137
Less: Net Income Attributable to Noncontrolling Interest	—	—	1	1
Net Income (Loss) Attributable to Parent	$202	$(17)	$404	$136

Net Income (Loss)	$202	$(17)	$405	$137
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	—	1	1
Net unrealized gain on cash flow hedges	—	2	—	3
Reclassification into earnings from cash flow hedges	4	—	4	—
Other Comprehensive Income, net of tax	4	2	5	4
Comprehensive Income (Loss)	$206	$(15)	$410	$141

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$38	$58
Receivables (net of allowance for doubtful accounts of $7 at June 30, 2014 and $14 at December 31, 2013)	193	528
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $7 at June 30, 2014)	875	417
Receivables from affiliated companies	19	4
Notes receivable from affiliated companies	65	75
Inventory	1,481	1,424
Regulatory assets	642	353
Other	449	726
Total current assets	3,762	3,585
Investments and Other Assets
Nuclear decommissioning trust funds	2,422	2,292
Goodwill	3,655	3,655
Other	773	804
Total investments and other assets	6,850	6,751
Property, Plant and Equipment
Cost	36,750	36,480
Accumulated depreciation and amortization	(13,214)	(13,098)
Net property, plant and equipment	23,536	23,382
Regulatory Assets and Deferred Debits
Regulatory assets	4,036	4,155
Other	96	96
Total regulatory assets and deferred debits	4,132	4,251
Total Assets	$38,280	$37,969
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$660	$836
Accounts payable to affiliated companies	234	123
Notes payable to affiliated companies	984	1,213
Taxes accrued	148	105
Interest accrued	176	181
Current maturities of long-term debt	318	485
Regulatory liabilities	87	207
Other	749	896
Total current liabilities	3,356	4,046
Long-term Debt	14,200	13,630
Deferred Credits and Other Liabilities
Deferred income taxes	3,801	3,283
Accrued pension and other post-retirement benefit costs	631	765
Asset retirement obligations	2,597	2,562
Regulatory liabilities	2,480	2,292
Other	482	527
Total deferred credits and other liabilities	9,991	9,429
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	7,467	7,467
Retained earnings	3,317	3,452
Accumulated other comprehensive loss	(54)	(59)
Total common stockholder's equity	10,730	10,860
Noncontrolling interests	3	4
Total equity	10,733	10,864
Total Liabilities and Equity	$38,280	$37,969

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$405	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	642	480
Equity component of AFUDC	(9)	(27)
Losses on sales of other assets	3	4
Impairment charges	(17)	366
Deferred income taxes	261	71
Accrued pension and other post-retirement benefit costs	14	105
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	14	23
Receivables	(166)	(148)
Receivables from affiliated companies	(15)	12
Inventory	(18)	69
Other current assets	(199)	(33)
Increase (decrease) in
Accounts payable	(41)	(203)
Accounts payable to affiliated companies	111	48
Taxes accrued	49	124
Other current liabilities	(157)	169
Other assets	(71)	(126)
Other liabilities	(27)	88
Net cash provided by operating activities	779	1,159
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(888)	(1,295)
Purchases of available-for-sale securities	(453)	(978)
Proceeds from sales and maturities of available-for-sale securities	442	960
Notes receivable from affiliated companies	10	(101)
Other	(41)	21
Net cash used in investing activities	(930)	(1,393)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	875	545
Payments for the:
Redemption of long-term debt	(473)	(788)
Redemption of preferred stock of subsidiary	—	(96)
Notes payable to affiliated companies	(229)	403
Distributions to noncontrolling interests	(2)	(2)
Other	(40)	(5)
Net cash provided by financing activities	131	57
Net decrease in cash and cash equivalents	(20)	(177)
Cash and cash equivalents at beginning of period	58	231
Cash and cash equivalents at end of period	$38	$54
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$156	$310

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Pension and OPEB Related Adjustments	Common Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$—	$7,465	$2,783	$(42)	$(25)	$10,181	$4	$10,185
Net income	—	—	136	—	—	136	1	137
Other comprehensive income	—	—	—	3	1	4	—	4
Premium on the redemption of preferred stock of subsidiaries	—	—	(3)	—	—	(3)	—	(3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2013	$—	$7,465	$2,916	$(39)	$(24)	$10,318	$3	$10,321

Balance at December 31, 2013	$—	$7,467	$3,452	$(43)	$(16)	$10,860	$4	$10,864
Net income	—	—	404	—	—	404	1	405
Other comprehensive income	—	—	—	4	1	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Transfer of service company net assets to Duke Energy	—	—	(539)	—	—	(539)	—	(539)
Balance at June 30, 2014	$—	$7,467	$3,317	$(39)	$(15)	$10,730	$3	$10,733

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$1,191	$1,135	$2,613	$2,351
Operating Expenses
Fuel used in electric generation and purchased power	454	441	1,027	896
Operation, maintenance and other	347	340	728	692
Depreciation and amortization	142	113	286	250
Property and other taxes	54	53	121	113
Impairment charges	(18)	22	(18)	22
Total operating expenses	979	969	2,144	1,973
Gains on Sales of Other Assets and Other, net	—	—	1	—
Operating Income	212	166	470	378
Other Income and Expenses, net	7	8	16	22
Interest Expense	58	47	115	95
Income Before Income Taxes	161	127	371	305
Income Tax Expense	60	50	137	118
Net Income and Comprehensive Income	$101	$77	$234	$187

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$7	$21
Receivables (net of allowance for doubtful accounts of $6 at June 30, 2014 and $10 at December 31, 2013)	120	145
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $5 at June 30, 2014)	471	417
Receivables from affiliated companies	6	2
Inventory	897	853
Regulatory assets	369	127
Other	271	296
Total current assets	2,141	1,861
Investments and Other Assets
Nuclear decommissioning trust funds	1,632	1,539
Other	461	443
Total investments and other assets	2,093	1,982
Property, Plant and Equipment
Cost	22,638	22,273
Accumulated depreciation and amortization	(8,828)	(8,623)
Net property, plant and equipment	13,810	13,650
Regulatory Assets and Deferred Debits
Regulatory assets	1,428	1,384
Other	34	32
Total regulatory assets and deferred debits	1,462	1,416
Total Assets	$19,506	$18,909
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$316	$420
Accounts payable to affiliated companies	162	103
Notes payable to affiliated companies	201	462
Taxes accrued	48	37
Interest accrued	78	70
Current maturities of long-term debt	306	174
Regulatory liabilities	61	63
Other	329	392
Total current liabilities	1,501	1,721
Long-term Debt	5,411	5,061
Deferred Credits and Other Liabilities
Deferred income taxes	2,715	2,557
Accrued pension and other post-retirement benefit costs	315	321
Asset retirement obligations	1,779	1,729
Regulatory liabilities	1,853	1,673
Other	198	222
Total deferred credits and other liabilities	6,860	6,502
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at June 30, 2014 and December 31, 2013	2,159	2,159
Retained earnings	3,575	3,466
Total common stockholder's equity	5,734	5,625
Total Liabilities and Common Stockholder's Equity	$19,506	$18,909

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$234	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	368	324
Equity component of AFUDC	(9)	(23)
Gains on sales of other assets and other, net	(1)	—
Impairment charges	(18)	22
Deferred income taxes	156	146
Accrued pension and other post-retirement benefit costs	(4)	48
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	7	(12)
Receivables	(8)	(49)
Receivables from affiliated companies	(4)	(3)
Inventory	(22)	23
Other current assets	(151)	(69)
Increase (decrease) in
Accounts payable	(61)	(142)
Accounts payable to affiliated companies	59	27
Taxes accrued	11	41
Other current liabilities	(52)	(49)
Other assets	(13)	(53)
Other liabilities	(7)	5
Net cash provided by operating activities	485	423
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(540)	(725)
Purchases of available-for-sale securities	(269)	(318)
Proceeds from sales and maturities of available-for-sale securities	253	299
Other	(34)	3
Net cash used in investing activities	(590)	(741)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	650	545
Payments for the:
Redemption of long-term debt	(168)	(50)
Redemption of preferred stock of subsidiary	—	(62)
Notes payable to affiliated companies	(261)	(107)
Dividends to parent	(125)	—
Other	(5)	(6)
Net cash provided by financing activities	91	320
Net (decrease) increase in cash and cash equivalents	(14)	2
Cash and cash equivalents at beginning of period	21	18
Cash and cash equivalents at end of period	$7	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$113	$216

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

(in millions)	Common Stock	Retained Earnings	Total Equity
Balance at December 31, 2012	$2,159	$2,968	$5,127
Net income	—	187	187
Premium on the redemption of preferred stock	—	(2)	(2)
Balance at June 30, 2013	$2,159	$3,153	$5,312

Balance at December 31, 2013	$2,159	$3,466	$5,625
Net income	—	234	234
Dividends to parent	—	(125)	(125)
Balance at June 30, 2014	$2,159	$3,575	$5,734

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$1,225	$1,142	$2,341	$2,110
Operating Expenses
Fuel used in electric generation and purchased power	523	478	993	883
Operation, maintenance and other	204	198	414	409
Depreciation and amortization	139	90	271	142
Property and other taxes	83	85	167	164
Impairment charges	—	345	1	345
Total operating expenses	949	1,196	1,846	1,943
Gains on Sales of Other Assets and Other, net	—	1	—	1
Operating Income (Loss)	276	(53)	495	168
Other Income and Expenses, net	6	5	11	13
Interest Expense	50	43	99	92
Income (Loss) Before Income Taxes	232	(91)	407	89
Income Tax Expense (Benefit)	90	(34)	157	36
Net Income (Loss)	$142	$(57)	$250	$53
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	1	—
Comprehensive Income (Loss)	$142	$(57)	$251	$53

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Balance Sheets

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$13	$16
Receivables (net of allowance for doubtful accounts of $2 at June 30, 2014 and $4 at December 31, 2013)	71	375
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $3 at June 30, 2014)	403	—
Receivables from affiliated companies	7	3
Notes receivable from affiliated companies	76	—
Inventory	583	571
Regulatory assets	273	221
Other	23	182
Total current assets	1,449	1,368
Investments and Other Assets
Nuclear decommissioning trust funds	790	753
Other	256	252
Total investments and other assets	1,046	1,005
Property, Plant and Equipment
Cost	14,102	13,863
Accumulated depreciation and amortization	(4,380)	(4,252)
Net property, plant and equipment	9,722	9,611
Regulatory Assets and Deferred Debits
Regulatory assets	2,609	2,729
Other	43	44
Total regulatory assets and deferred debits	2,652	2,773
Total Assets	$14,869	$14,757
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$345	$333
Accounts payable to affiliated companies	67	38
Notes payable to affiliated companies	—	181
Taxes accrued	173	66
Interest accrued	42	46
Current maturities of long-term debt	12	11
Regulatory liabilities	26	144
Other	405	445
Total current liabilities	1,070	1,264
Long-term Debt	5,095	4,875
Deferred Credits and Other Liabilities
Deferred income taxes	1,800	1,829
Accrued pension and other post-retirement benefit costs	283	286
Asset retirement obligations	818	833
Regulatory liabilities	625	618
Other	254	255
Total deferred credits and other liabilities	3,780	3,821
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; 60 million shares authorized; 100 shares outstanding at June 30, 2014 and December 31, 2013	1,762	1,762
Retained earnings	3,162	3,036
Accumulated other comprehensive loss	—	(1)
Total common stockholder's equity	4,924	4,797
Total Liabilities and Common Stockholder's Equity	$14,869	$14,757

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	273	145
Equity component of AFUDC	—	(4)
Gains on sales of other assets and other, net	—	(1)
Impairment charges	1	345
Deferred income taxes	84	34
Accrued pension and other post-retirement benefit costs	15	43
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	33
Receivables	(82)	(85)
Receivables from affiliated companies	(4)	20
Inventory	4	44
Other current assets	(49)	(44)
Increase (decrease) in
Accounts payable	58	26
Accounts payable to affiliated companies	29	(3)
Taxes accrued	108	127
Other current liabilities	(94)	232
Other assets	(58)	(76)
Other liabilities	(29)	23
Net cash provided by operating activities	509	912
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(348)	(564)
Purchases of available-for-sale securities	(183)	(661)
Proceeds from sales and maturities of available-for-sale securities	188	661
Notes receivable from affiliated companies	(76)	207
Other	(8)	9
Net cash used in investing activities	(427)	(348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	225	—
Payments for the:
Redemption of long-term debt	(4)	(429)
Redemption of preferred stock	—	(34)
Notes payable to affiliated companies	(181)	11
Dividends to parent	(124)	(225)
Other	(1)	—
Net cash used in financing activities	(85)	(677)
Net decrease in cash and cash equivalents	(3)	(113)
Cash and cash equivalents at beginning of period	16	131
Cash and cash equivalents at end of period	$13	$18
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$44	$93

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

			Accumulated Other Comprehensive Income
(in millions)	Common Stock	Retained Earnings	Net Gain (Loss) on Cash Flow Hedges	Total
Balance at December 31, 2012	$1,762	$3,037	$—	$4,799
Net income	—	53	—	53
Dividends to parent	—	(225)	—	(225)
Premium on the redemption of preferred stock	—	(1)	—	(1)
Balance at June 30, 2013	$1,762	$2,864	$—	$4,626

Balance at December 31, 2013	$1,762	$3,036	$(1)	$4,797
Net income	—	250	—	250
Other comprehensive income	—	—	1	1
Dividends to parent	—	(124)	—	(124)
Balance at June 30, 2014	$1,762	$3,162	$—	$4,924

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating Revenues
Regulated electric	$336	$339	$703	$672
Nonregulated electric and other	88	378	261	606
Regulated natural gas	107	94	330	280
Total operating revenues	531	811	1,294	1,558
Operating Expenses
Fuel used in electric generation and purchased power - regulated	107	103	231	206
Fuel used in electric generation and purchased power - nonregulated	226	222	357	462
Cost of natural gas	25	17	127	93
Operation, maintenance and other	186	212	367	397
Depreciation and amortization	56	89	147	177
Property and other taxes	52	64	127	136
Impairment charges	21	—	1,438	—
Total operating expenses	673	707	2,794	1,471
Gains on Sales of Other Assets and Other, net	—	4	—	4
Operating (Loss) Income	(142)	108	(1,500)	91
Other Income and Expenses, net	2	1	5	3
Interest Expense	29	18	51	36
(Loss) Income Before Income Taxes	(169)	91	(1,546)	58
Income Tax (Benefit) Expense	(62)	33	(549)	21
Net (Loss) Income	$(107)	$58	$(997)	$37
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	—	—	1
Comprehensive (Loss) Income	$(107)	$58	$(997)	$38

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$25	$36
Receivables (net of allowance for doubtful accounts of $2 at June 30, 2014 and December 31, 2013)	119	121
Receivables from affiliated companies	73	121
Notes receivable from affiliated companies	184	57
Inventory	120	229
Assets held for sale	359	—
Regulatory assets	71	57
Other	188	270
Total current assets	1,139	891
Investments and Other Assets
Goodwill	920	920
Assets held for sale	2,153	—
Other	19	232
Total investments and other assets	3,092	1,152
Property, Plant and Equipment
Cost	7,091	11,143
Accumulated depreciation and amortization	(2,223)	(2,908)
Net property, plant and equipment	4,868	8,235
Regulatory Assets and Deferred Debits
Regulatory assets	461	471
Other	9	14
Total regulatory assets and deferred debits	470	485
Total Assets	$9,569	$10,763
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$166	$319
Accounts payable to affiliated companies	74	77
Notes payable to affiliated companies	828	43
Taxes accrued	97	167
Interest accrued	20	17
Current maturities of long-term debt	197	47
Liabilities associated with assets held for sale	257	—
Regulatory liabilities	13	27
Other	78	110
Total current liabilities	1,730	807
Long-term Debt	1,587	2,141
Deferred Credits and Other Liabilities
Deferred income taxes	1,527	2,012
Accrued pension and other post-retirement benefit costs	31	58
Liabilities associated with assets held for sale	74	—
Asset retirement obligations	25	28
Regulatory liabilities	261	262
Other	162	186
Total deferred credits and other liabilities	2,080	2,546
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at June 30, 2014 and December 31, 2013	762	762
Additional paid-in capital	4,782	4,882
Accumulated deficit	(1,372)	(375)
Total common stockholder's equity	4,172	5,269
Total Liabilities and Common Stockholder's Equity	$9,569	$10,763

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(997)	$37
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	154	179
Equity component of AFUDC	(2)	—
Gains on sales of other assets and other, net	—	(4)
Impairment charges	1,438	—
Deferred income taxes	(513)	15
Accrued pension and other post-retirement benefit costs	4	9
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	139	22
Receivables	(98)	(19)
Receivables from affiliated companies	48	(8)
Inventory	(4)	21
Other current assets	(30)	(19)
Increase (decrease) in
Accounts payable	(6)	(36)
Accounts payable to affiliated companies	(3)	(4)
Taxes accrued	(74)	(49)
Other current liabilities	(9)	(2)
Other assets	(36)	(9)
Other liabilities	(8)	(23)
Net cash provided by operating activities	3	110
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(167)	(222)
Net proceeds from the sales of other assets	—	11
Notes receivable from affiliated companies	(127)	(18)
Net cash used in investing activities	(294)	(229)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(405)	(253)
Notes payable to affiliated companies	785	357
Dividends to parent	(100)	—
Other	—	(1)
Net cash provided by financing activities	280	103
Net decrease in cash and cash equivalents	(11)	(16)
Cash and cash equivalents at beginning of period	36	31
Cash and cash equivalents at end of period	$25	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$19	$18

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive (Loss) Income
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pension and OPEB Related Adjustments	Total
Balance at December 31, 2012	$762	$4,882	$(477)	$(1)	$5,166
Net income	—	—	37	—	37
Other comprehensive income	—	—	—	1	1
Balance at June 30, 2013	$762	$4,882	$(440)	$—	$5,204

Balance at December 31, 2013	$762	$4,882	$(375)	$—	$5,269
Net loss	—	—	(997)	—	(997)
Dividends to parent	—	(100)	—	—	(100)
Balance at June 30, 2014	$762	$4,782	$(1,372)	$—	$4,172

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$748	$700	$1,593	$1,424
Operating Expenses
Fuel used in electric generation and purchased power	287	276	626	569
Operation, maintenance and other	159	163	325	313
Depreciation and amortization	103	77	205	155
Property and other taxes	21	16	44	38
Total operating expenses	570	532	1,200	1,075
Operating Income	178	168	393	349
Other Income and Expenses, net	4	6	11	10
Interest Expense	44	43	87	84
Income Before Income Taxes	138	131	317	275
Income Tax Expense	51	49	117	103
Net Income	$87	$82	$200	$172
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	—	(1)	—	(1)
Comprehensive Income	$87	$81	$200	$171

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$12	$15
Receivables (net of allowance for doubtful accounts of $1 at June 30, 2014 and December 31, 2013)	42	22
Receivables from affiliated companies	108	151
Notes receivable from affiliated companies	75	96
Inventory	440	434
Regulatory assets	173	118
Other	231	125
Total current assets	1,081	961
Investments and Other Assets
Other	218	269
Total investments and other assets	218	269
Property, Plant and Equipment
Cost	12,717	12,489
Accumulated depreciation and amortization	(4,049)	(3,913)
Net property, plant and equipment	8,668	8,576
Regulatory Assets and Deferred Debits
Regulatory assets	669	717
Other	25	25
Total regulatory assets and deferred debits	694	742
Total Assets	$10,661	$10,548
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$129	$206
Accounts payable to affiliated companies	69	56
Taxes accrued	138	57
Interest accrued	59	56
Current maturities of long-term debt	5	5
Regulatory liabilities	10	16
Other	125	88
Total current liabilities	535	484
Long-term Debt	3,640	3,641
Long-term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,303	1,171
Investment tax credits	140	140
Accrued pension and other post-retirement benefit costs	106	163
Asset retirement obligations	30	30
Regulatory liabilities	804	782
Other	39	48
Total deferred credits and other liabilities	2,422	2,334
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at June 30, 2014 and December 31, 2013	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,526	2,551
Accumulated other comprehensive income	3	3
Total common stockholder's equity	3,914	3,939
Total Liabilities and Common Stockholder's Equity	$10,661	$10,548

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	158
Equity component of AFUDC	(6)	(7)
Deferred income taxes	45	92
Accrued pension and other post-retirement benefit costs	7	12
(Increase) decrease in
Receivables	(19)	(2)
Receivables from affiliated companies	43	(6)
Inventory	(6)	(17)
Other current assets	(16)	(1)
Increase (decrease) in
Accounts payable	(47)	(7)
Accounts payable to affiliated companies	13	(13)
Taxes accrued	51	(8)
Other current liabilities	(4)	(10)
Other assets	(8)	11
Other liabilities	35	(18)
Net cash provided by operating activities	494	356
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(291)	(281)
Purchases of available-for-sale securities	(9)	(5)
Proceeds from sales and maturities of available-for-sale securities	6	5
Notes receivable from affiliated companies	21	(21)
Other	3	1
Net cash used in investing activities	(270)	(301)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(1)	(1)
Notes payable to affiliated companies	—	(81)
Dividends to parent	(225)	—
Other	(1)	(1)
Net cash used in financing activities	(227)	(83)
Net decrease in cash and cash equivalents	(3)	(28)
Cash and cash equivalents at beginning of period	15	36
Cash and cash equivalents at end of period	$12	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$43	$32

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708
Net income	—	—	172	—	172
Other comprehensive loss	—	—	—	(1)	(1)
Balance at June 30, 2013	$1	$1,384	$2,490	$4	$3,879

Balance at December 31, 2013	$1	$1,384	$2,551	$3	$3,939
Net income	—	—	200	—	200
Dividends to parent	—	—	(225)	—	(225)
Balance at June 30, 2014	$1	$1,384	$2,526	$3	$3,914

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
Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida is subject to the regulatory provisions of the Florida Public Service Commission (FPSC), NRC and FERC. Substantially all of Duke Energy Florida’s operations qualify for regulatory accounting.
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

(in millions)	June 30, 2014	December 31, 2013
Duke Energy	$884	$937
Duke Energy Carolinas	326	323
Progress Energy	269	189
Duke Energy Progress	157	120
Duke Energy Florida	112	69
Duke Energy Ohio	—	55
Duke Energy Indiana	27	5
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

(in millions)	June 30, 2014	December 31, 2013
Duke Energy Ohio	$64	$89
Duke Energy Indiana	102	144
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
ACCUMULATED OTHER COMPREHENSIVE INCOME
For the three and six months ended June 30, 2014 and 2013, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Duke Energy	$151	$142	$318	$291
Duke Energy Carolinas	43	37	89	78
Progress Energy	74	73	151	141
Duke Energy Progress	24	27	56	55
Duke Energy Florida	50	46	95	86
Duke Energy Ohio	25	24	59	55
Duke Energy Indiana	9	8	19	17
NEW ACCOUNTING STANDARDS
The new accounting standards adopted in 2014 and 2013 had no significant impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. Disclosures have been enhanced to provide a discussion and tables on derivative contracts subject to enforceable master netting agreements.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by the Duke Energy Registrants, as of June 30, 2014.
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
ASC 606 - Revenue from Contracts with Customers. In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
For the Duke Energy Registrants, this guidance is effective for interim and annual periods beginning January 1, 2017. Duke Energy is currently evaluating the potential impact of the adoption of this revised accounting guidance on its revenue recognition and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows, financial position or disclosures.

2. ACQUISITIONS AND DISPOSITIONS
Purchase of NCEMPA's Generation
On July 25, 2014, Duke Energy Progress executed an agreement to purchase North Carolina Eastern Municipal Power Agency’s (NCEMPA) ownership interests in certain generating assets jointly owned with and operated by Duke Energy Progress. The agreement provides for the acquisition of a total of approximately 700 MW at Brunswick Nuclear Station, Harris Nuclear Station, Mayo Steam Station and Roxboro Steam Station. The purchase price for the ownership interest and fuel and spare parts inventory is approximately $1.2 billion. Under the agreement, Duke Energy Progress and NCEMPA will enter into a 30-year wholesale power supply agreement to continue meeting the needs of NCEMPA’s customers. There are several state and federal regulatory approvals required prior to completing the transaction. The agreement requires the transaction to be completed by the end of 2016.
Midwest Generation Exit
On February 17, 2014, Duke Energy Ohio announced it had initiated a process to exit its nonregulated Midwest generation business. Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business by the end of the first quarter of 2015. Based on this expected sale date, Duke Energy Ohio triggered held-for-sale accounting treatment on March 31, 2014. Duke Energy and Duke Energy Ohio have classified the assets and associated liabilities of this business as held for sale in the Condensed Consolidated Balance Sheet at June 30, 2014.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy and Duke Energy Ohio each recorded pretax impairments on these assets of approximately $1,402 million and $1,438 million, respectively, for the six months ended June 30, 2014, which represents the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. These losses were included in Impairment charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the disposal group was based on the income approach, which estimates fair value using discounted cash flows, and indicative bids received to date. The impairment will be updated, if necessary, based on changes in estimated fair value as additional information related to the potential transaction becomes available.
Duke Energy and Duke Energy Ohio ceased depreciating the fixed assets of the disposal group on March 31, 2014. Duke Energy and Duke Energy Ohio avoided depreciation expense of $42 million for the three and six months ended June 30, 2014.
The nonregulated Midwest generation business is included in the Commercial Power segment. The following table presents information related to the Duke Energy Ohio generation plants included in the disposal group.

Facility	Plant Type	Primary Fuel	Location	Total Average MW Capacity(c)	Owned Average MW Capacity(c)	Ownership Interest
Stuart(a)(b)	Fossil Steam	Coal	OH	2,318	904	39%
Zimmer(a)	Fossil Steam	Coal	OH	1,338	622	46.5%
Hanging Rock	Combined Cycle	Gas	OH	1,274	1,274	100%
Miami Fort (Units 7 and 8)(a)	Fossil Steam	Coal	OH	1,020	653	64%
Conesville(a)(b)	Fossil Steam	Coal	OH	780	312	40%
Washington	Combined Cycle	Gas	OH	637	637	100%
Fayette	Combined Cycle	Gas	PA	640	640	100%
Killen(a)(b)	Fossil Steam	Coal	OH	618	204	33%
Lee	Combustion Turbine	Gas	IL	640	640	100%
Dick's Creek	Combustion Turbine	Gas	OH	136	136	100%
Miami Fort	Combustion Turbine	Oil	OH	68	68	100%
Total Midwest Generation				9,469	6,090

(a)	Jointly owned with Ohio Power Company and/or The Dayton Power & Light Company.

(b)	Station is not operated by Duke Energy Ohio.

(c)	Average MW capacity is calculated as the average of winter capacity and summer capacity.
The disposal group also includes a retail sales business owned by Duke Energy. In the second quarter of 2014, Duke Energy Ohio removed Ohio Valley Electric Corporation (OVEC) from the disposal group as it no longer intends to sell it with the nonregulated Midwest generation business. Duke Energy Ohio has requested cost-based recovery of its contractual entitlement in OVEC in its 2014 Electric Security Plan (ESP) application filed on May 29, 2014. See Note 4 for information related to the 2014 ESP.
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in the Midwest generation disposal group in the Condensed Consolidated Balance Sheets. Amounts included in the following table exclude certain other disposal groups which are not material and accordingly do not agree to amounts presented in the Duke Energy Condensed Consolidated Balance Sheets.

	June 30, 2014
(in millions)	Duke Energy	Duke Energy Ohio
Current assets	$409	$359
Investments and other assets	42	37
Property, plant and equipment	2,153	2,116
Total assets held for sale	$2,604	$2,512
Current liabilities	$271	$257
Deferred credits and other liabilities	75	74
Total liabilities associated with assets held for sale	$346	$331

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
DUKE ENERGY
Duke Energy has the following reportable operating segments: Regulated Utilities, International Energy and Commercial Power.
Regulated Utilities conducts operations primarily through Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana, and the regulated transmission and distribution operations of Duke Energy Ohio. These electric and gas operations are subject to the rules and regulations of the FERC, NCUC, PSCSC, FPSC, PUCO, IURC and KPSC. Substantially all of Regulated Utilities’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.
International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas and natural gas liquids outside the U.S. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company (NMC), a large regional producer of methyl tertiary-butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting.
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

	Three Months Ended June 30, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,272	$364	$304	$5,940	$9	$—	$5,949
Intersegment revenues	11	—	5	16	19	(35)	—
Total revenues	$5,283	$364	$309	$5,956	$28	$(35)	$5,949
Segment income (loss)(a)(b)	$689	$146	$(120)	$715	$(103)	$—	$612
Add back noncontrolling interests component							4
Loss from discontinued operations, net of tax							(3)
Net income							$613
Segment assets	$101,070	$5,463	$5,652	$112,185	$2,807	$181	$115,173

(a)	Commercial Power includes a mark-to-market loss of $136 million, net of a tax benefit of $77 million, on economic hedges of the input and output commodities related to its fossil generation assets.

(b)	Other includes costs to achieve the Progress Energy merger.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended June 30, 2013
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues(a)(b)	$4,911	$406	$547	$5,864	$15	$—	$5,879
Intersegment revenues	9	—	10	19	21	(40)	—
Total revenues	$4,920	$406	$557	$5,883	$36	$(40)	$5,879
Segment income (loss)(a)(b)(c)(d)(e)	$353	$87	$41	$481	$(139)	$—	$342
Add back noncontrolling interests component							3
Loss from discontinued operations, net of tax							(3)
Net income							$342

(a)
In May 2013, the PUCO approved a Duke Energy Ohio settlement agreement that provides for a net annual increase in electric distribution revenues beginning in May 2013. This rate increase impacts Regulated Utilities.

(b)	In May 2013, the NCUC approved a Duke Energy Progress settlement agreement that included an increase in rates beginning in June 2013. This rate increase impacts Regulated Utilities.

(c)	Regulated Utilities recorded an impairment charge related to Duke Energy Florida's Crystal River Unit 3. See Note 4 for additional information.

(d)
Regulated Utilities recorded an impairment charge related to the letter Duke Energy Progress filed with the NRC requesting the NRC to suspend its review activities associated with the combined construction and operating license (COL) at the Shearon Harris Nuclear Station (Harris) site. Regulated Utilities also recorded an impairment charge related to the write-off of the wholesale portion of the Levy investments at Duke Energy Florida in accordance with the 2013 Settlement. See Note 4 for additional information.

(e)	Other includes costs to achieve the Progress Energy merger.

	Six Months Ended June 30, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$11,067	$746	$746	$12,559	$14	$—	$12,573
Intersegment revenues	21	—	12	33	39	(72)	—
Total revenues	$11,088	$746	$758	$12,592	$53	$(72)	$12,573
Segment income (loss)(a)(b)(c)	$1,426	$276	$(999)	$703	$(185)	$—	$518
Add back noncontrolling interests component							8
Loss from discontinued operations, net of tax							(6)
Net income							$520

(a)	Commercial Power includes an impairment charge related to the planned disposition of the Midwest Generation assets. See Note 2 for additional information.

(b)	Commercial Power includes a mark-to-market loss of $158 million, net of a tax benefit of $89 million, on economic hedges of the input and output commodities related to its fossil generation assets.

(c)	Other includes costs to achieve the Progress Energy merger.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Six Months Ended June 30, 2013
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues(a)(b)	$9,963	$798	$986	$11,747	$30	$—	$11,777
Intersegment revenues	17	—	23	40	41	(81)	—
Total revenues	$9,980	$798	$1,009	$11,787	$71	$(81)	$11,777
Segment income(a)(b)(c)(d)(e)	$1,009	$184	$(1)	$1,192	$(216)	$—	$976
Add back noncontrolling interest							3
Loss from discontinued operations, net of tax							(3)
Net income							$976

(a)
In May 2013, the PUCO approved a Duke Energy Ohio settlement agreement that provides for a net annual increase in electric distribution revenues beginning in May 2013. This rate increase impacts Regulated Utilities.

(b)	In May 2013, the NCUC approved a Duke Energy Progress settlement agreement that included an increase in rates in the first year beginning in June 2013. This rate increase impacts Regulated Utilities.

(c)	Regulated Utilities recorded an impairment charge related to Duke Energy Florida's Crystal River Unit 3. See Note 4 for additional information.

(d)
Regulated Utilities recorded an impairment charge related to the letter Duke Energy Progress filed with the NRC requesting the NRC to suspend its review activities associated with the combined construction and operating license (COL) at the Shearon Harris Nuclear Station (Harris) site. Regulated Utilities also recorded an impairment charge related to the write-off of the wholesale portion of the Levy investments at Duke Energy Florida in accordance with the 2013 Settlement. See Note 4 for additional information.

(e)	Other includes costs to achieve the Progress Energy merger.
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

	Three Months Ended June 30, 2014
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues(a)	$415	$116	$531	$—	$—	$531
Intersegment revenues	—	5	5	—	(5)	—
Total revenues	$415	$121	$536	$—	$(5)	$531
Segment income (loss) / Consolidated net income(a)(b)	$52	$(154)	$(102)	$(5)	$—	$(107)
Segment assets	$7,203	$2,818	$10,021	$103	$(555)	$9,569

(a)	In May 2013, the PUCO approved a settlement agreement that provides for a net annual increase in electric distribution revenues beginning in May 2013. This increase impacts Regulated Utilities.

(b)
Commercial Power includes an after-tax mark-to-market loss of $148 million, net of a tax benefit of $84 million, on economic hedges of the input and output commodities related to its fossil generation assets.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended June 30, 2013
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues(a)	$404	$407	$811	$—	$—	$811
Intersegment revenues	—	8	8	—	(8)	—
Total revenues	$404	$415	$819	$—	$(8)	$811
Segment income / Consolidated net income(a)	$27	$35	$62	$(4)	$—	$58

(a)	In May 2013, the PUCO approved a settlement agreement that provides for a net annual increase in electric distribution revenues beginning in May 2013. This increase impacts Regulated Utilities.

	Six Months Ended June 30, 2014
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues(a)	$977	$317	$1,294	$—	$—	$1,294
Intersegment revenues	—	12	12	—	(12)	—
Total revenues	$977	$329	$1,306	$—	$(12)	$1,294
Segment income (loss) / Consolidated net loss(a)(b)(c)	$116	$(1,105)	$(989)	$(8)	$—	$(997)

(a)	In May 2013, the PUCO approved a settlement agreement that provides for a net annual increase in electric distribution revenues beginning in May 2013. This increase impacts Regulated Utilities.

(b)	Commercial Power includes an impairment charge related to the planned disposition of the Midwest Generation assets. See Note 2 for additional information.

(c)
Commercial Power includes an after-tax mark-to-market loss of $181 million, net of a tax benefit of $101 million, on economic hedges of the input and output commodities related to its fossil generation assets.

	Six Months Ended June 30, 2013
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues(a)	$896	$662	$1,558	$—	$—	$1,558
Intersegment revenues	—	19	19	—	(19)	—
Total revenues	$896	$681	$1,577	$—	$(19)	$1,558
Segment income (loss) / Consolidated net income(a)	$80	$(33)	$47	$(10)	$—	$37

(a)	In May 2013, the PUCO approved a settlement agreement that provides for a net annual increase in electric distribution revenues beginning in May 2013. This increase impacts Regulated Utilities.
DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA
The remaining Subsidiary Registrants each have one reportable operating segment, Regulated Utility, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $60 million and $70 million for the three months ended June 30, 2014 and 2013, respectively and of $123 million and $171 million for the six months ended June 30, 2014 and 2013, respectively. The following table summarizes the net loss for Other at each of these registrants.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Duke Energy Carolinas	$(27)	$(25)	$(48)	$(43)
Progress Energy	(45)	(55)	(97)	(133)
Duke Energy Progress	(3)	(14)	(13)	(20)
Duke Energy Florida	(7)	(7)	(11)	(12)
Duke Energy Indiana	(4)	(4)	(7)	(8)
The respective Regulated Utility operating segments include substantially all of Duke Energy Carolinas’, Progress Energy’s, Duke Energy Progress’, Duke Energy Florida’s and Duke Energy Indiana’s assets at June 30, 2014.

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
On October 23, 2013, the North Carolina Attorney General (NCAG) appealed the rate of return and capital structure approved in the agreement. On October 24, 2013, the NC Waste Awareness and Reduction Network (NC WARN) also appealed various matters in the settlement. The North Carolina Supreme Court (NCSC) denied a motion to consolidate these appeals with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing has concluded in this matter and oral argument has been scheduled for September 8, 2014. Duke Energy Carolinas cannot predict the outcome of this matter.
2011 North Carolina Rate Case
On January 27, 2012, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. The Public Staff was a party to the settlement. On October 23, 2013, the NCUC reaffirmed the rate of return approved in the settlement agreement, in response to an appeal by the NCAG. On November 21, 2013, the NCAG appealed the reaffirmed order. The NCSC denied a motion to consolidate this appeal with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing has concluded in this matter and oral argument has been scheduled for September 8, 2014. Duke Energy Carolinas cannot predict the outcome of this matter.
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined cycle natural gas-fired generating plant at its existing William States Lee Generating Station in Anderson, South Carolina. On May 16, 2014, Duke Energy Carolinas announced its intention to begin construction in summer 2015 and estimates a cost to build of $600 million for its share of the facility, including AFUDC. The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina seeking the court's review of the PSCSC's decision. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
2012 North Carolina Rate Case
On May 30, 2013, the NCUC approved a settlement agreement related to Duke Energy Progress’ request for a rate increase. The Public Staff was a party to the settlement agreement. The parties agreed to a two-year step-in rate increase, with the first year providing for a $147 million, or a 4.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or a 1.0 percent average increase in rates. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The initial rate increase went into effect on June 1, 2013 and the step-in rate increase went into effect in June 2014.
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
Shearon Harris Nuclear Station Expansion
In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse Electric AP1000 reactors at Harris, which the NRC docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. As a result of the decision to suspend the COL applications, during the second quarter of 2013, Duke Energy Progress recorded a pretax impairment charge of $22 million, which represented costs associated with the COL, which were not probable of recovery. As of June 30, 2014, approximately $48 million is recorded in Regulatory assets on Duke Energy Progress' Condensed Consolidated Balance Sheet.

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
Crystal River Unit 3
On February 5, 2013, Duke Energy Florida announced the retirement of Crystal River Unit 3. On February 20, 2013, Duke Energy Florida filed with the NRC a certification of permanent cessation of power operations and permanent removal of fuel from the reactor vessel. In December 2013, and March 2014, Duke Energy Florida filed an updated site-specific decommissioning plan with the NRC and FPSC, respectively. The plan included a decommissioning cost estimate of $1,180 million, including amounts applicable to joint owners, under the safe storage (SAFSTOR) option. Duke Energy Florida’s decommissioning study assumes Crystal River Unit 3 will be in SAFSTOR configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities to be completed by 2073. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three accepted approaches to decommissioning approved by the NRC.
Duke Energy Florida has reclassified all Crystal River Unit 3 investments, including property, plant and equipment, nuclear fuel, inventory, and other assets, to a regulatory asset. Duke Energy agreed to forego recovery of $295 million of regulatory assets and an impairment charge was recorded in the second quarter of 2013 for this matter. Duke Energy Florida is allowed to accelerate cash recovery of approximately $130 million of the Crystal River Unit 3 regulatory asset from retail customers from 2014 through 2016 through its fuel clause. Duke Energy Florida will begin recovery of the remaining Crystal River Unit 3 regulatory asset, up to a cap of $1,466 million from retail customers upon the earlier of (i) full recovery of the uncollected Levy investment or (ii) the first billing period of January 2017. Recovery will continue 240 months from inception of collection of the regulatory asset in base rates. The Crystal River Unit 3 base rate component will be adjusted at least every four years.
Included in this recovery, but not subject to the cap, are costs of building an Independent Spent Fuel Storage Installation (ISFSI). The return rate will be based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent. The return rate is subject to change if the return on equity changes in the future. In May 2014, Duke Energy Florida petitioned the FPSC for approval of the decision to construct the ISFSI and approval of an accounting order to defer amortization of the ISFSI construction pending resolution of its litigation against the federal government as a result of the Department of Energy's breach of its obligation to remove the spent nuclear fuel. The regulatory asset associated with the original power uprate project to increase generating capacity and replace two steam generators will continue to be recovered through the Nuclear Cost Recovery Clause (NCRC) over an estimated seven year period beginning in 2013.
Through June 30, 2014, Duke Energy Florida deferred $1,337 million for rate recovery related to Crystal River Unit 3, which is subject to the rate recovery cap in the 2013 Settlement. In addition, Duke Energy Florida deferred $281 million for recovery associated with building an ISFSI and the original uprate project, which is not subject to the rate recovery cap discussed above. Duke Energy Florida does not expect the Crystal River Unit 3 costs to exceed the cap.
The following table includes a summary of retail customer refunds agreed to in the 2012 Settlement and the 2013 Settlement. Refer to the 2013 Annual Report on Form 10-K for additional information on each of these refunds.

	June 30, 2014
			Remaining Amount to be Refunded
(in millions)	Total	Refunded to date	2014	2015	2016
2012 Settlement refund	$288	$199	$69	$10	$10
Retirement decision refund	100	—	—	40	60
NEIL proceeds	490	408	82	—	—
Total customer refunds	$878	607	151	50	70
Accelerated regulatory asset recovery	(130)	(17)	(20)	(37)	(56)
Net customer refunds	$748	$590	$131	$13	$14

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
The 2012 Settlement provided that Duke Energy Florida include the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. In accordance with the 2013 Settlement, Duke Energy Florida ceased amortization of the wholesale allocation of Levy investments against retail rates. In the second quarter of 2013, Duke Energy Florida recorded a pretax charge of $65 million to write off the wholesale portion of Levy investments. This amount is included in Impairment charges on Duke Energy Florida's Condensed Statements of Operations and Comprehensive Income.
Recovery of the remaining retail portion of the project costs will occur over five years from 2013 through 2017. Duke Energy Florida has an ongoing responsibility to demonstrate prudency related to the wind down of the Levy investment and the potential for salvage of Levy assets. As of June 30, 2014, Duke Energy Florida has a net uncollected investment in Levy of approximately $233 million, including AFUDC. Of this amount, $18 million is included in Regulatory assets, $120 million related to land and the COL is included in Net, property, plant and equipment, and $95 million is included in Regulatory assets within Current Assets on the Condensed Consolidated Balance Sheets.
New Generation
The 2013 Settlement establishes a recovery mechanism for additional generation needs. This recovery mechanism, the Generation Base Rate Adjustment (GBRA), allows recovery of prudent costs of these items through an increase in base rates, upon the in-service date of such assets, without a general rate case at a 10.5 percent return on equity.
On May 27, 2014, Duke Energy Florida petitioned the FPSC for a Determination of Need to (i) construct a 1,640 MW combined cycle natural gas plant in Citrus County, Florida to be in service in 2018 with an estimated cost of $1.5 billion, (ii) construct a 320 MW combustion turbine plant at its existing Suwannee generating facility with an estimated cost of $197 million, and (iii) add inlet chilling to its existing Hines combined cycle units which will increase the output of those units by 220 MW at an estimated cost of $160 million. These cost estimates include AFUDC. Hearings for these matters are scheduled for August and September 2014.
Cost of Removal Reserve
The 2012 Settlement and the 2013 Settlement provided Duke Energy Florida the discretion to reduce cost of removal amortization expense up to the balance in the cost of removal reserve until the earlier of its applicable cost of removal reserve reaching zero or the expiration of the 2013 Settlement. Duke Energy Florida was not allowed to reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range. Duke Energy Florida recognized a reduction in amortization expense of $17 million for the three months ended June 30, 2013 and $73 million for the six months ended June 30, 2013. Duke Energy Florida had no cost of removal reserves eligible for amortization to income remaining after December 31, 2013.
Duke Energy Ohio
2014 Electric Security Plan
On May 29, 2014, Duke Energy Ohio filed an application for approval of a standard service offer (SSO) in the form of an electric security plan (ESP), effective June 1, 2015. The proposed ESP includes a competitive procurement process for SSO load, a distribution capital investment rider, a tracking mechanism for incremental distribution costs caused by major storms, and a cost-based recovery of Duke Energy Ohio’s contractual entitlement in OVEC. The proposed plan also seeks rate design modifications and continuance, revision, or termination of existing riders. The case is scheduled for hearing beginning on September 8, 2014, although various intervenors have sought an approximate two-month delay in the hearing date. Duke Energy Ohio cannot predict the outcome of this matter.
2012 Natural Gas Rate Case
On November 13, 2013, the PUCO issued an order approving a settlement among Duke Energy Ohio, the PUCO Staff and intervening parties (the Gas Settlement). The Gas Settlement provided for (i) no increase in base rates for natural gas distribution service, (ii) a return on equity of 9.84 percent, and (iii) rider recovery of $56 million, excluding carrying costs, of environmental remediation costs associated with former manufactured gas plants (MGP) incurred through 2012. The MGP rider became effective in April 2014 for a five-year period. On March 31, 2014, Duke Energy Ohio filed an application with the PUCO to adjust the MGP rider for investigation and remediation costs incurred in 2013.
On May 14, 2014, the Ohio Supreme Court granted certain consumer groups' motion to stay the MGP rider pending their appeals of the PUCO approval of the Gas Settlement. The appellants, the PUCO and Duke Energy Ohio have all filed briefs addressing the merits of this matter with the Ohio Supreme Court. On July 29, 2014, the Ohio Supreme Court denied Duke Energy Ohio's motion to lift the stay, but did require appellants to post a bond. The court further directed parties to submit briefs, no later than August 13, 2014, to assist in setting an appropriate bond amount. Billing of the MGP rider was suspended in June 2014. Duke Energy Ohio cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Regional Transmission Organization (RTO) Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011.
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
The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO. As of June 30, 2014, $74 million is recorded as a Regulatory asset on Duke Energy Ohio's Condensed Consolidated Balance Sheets.

(in millions)	December 31, 2013	Provision / Adjustments	Cash Reductions	June 30, 2014
Duke Energy Ohio	$95	$1	$(2)	$94
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
Duke Energy Indiana
Edwardsport IGCC Plant
On November 20, 2007, the IURC granted Duke Energy Indiana a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 618MW IGCC power plant at Duke Energy Indiana’s existing Edwardsport Generating Station in Knox County, Indiana with a cost estimate of $1.985 billion assuming timely recovery of financing costs related to the project. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. (collectively, the Joint Intervenors) were intervenors in several matters related to the Edwardsport IGCC Plant.
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
The project was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC plant are recovered from retail electric customers via a tracking mechanism, the IGCC rider. Updates to the IGCC rider are filed semi-annually. An order on the eleventh semi-annual IGCC rider is currently pending. The twelfth and thirteenth semi-annual IGGC riders have been combined and are scheduled for hearings in November 2014.
On March 18, 2014, the Indiana Court of Appeals denied an appeal filed by the Joint Intervenors and affirmed the IURC order approving the 2012 Edwardsport settlement and other related regulatory orders. On June 5, 2014, the Indiana Court of Appeals affirmed the decision on rehearing. The Joint Intervenors have requested to seek transfer to the Indiana Supreme Court.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On April 2, 2014, the IURC established a subdocket to Duke Energy Indiana’s current fuel adjustment clause proceeding. In this fuel adjustment subdocket, the IURC intends to review underlying causes for net negative generation amounts at the Edwardsport IGCC plant during the period September through November 2013. Duke Energy Indiana contends the net negative generation is related to the consumption of fuel and auxiliary power when the plant was in start-up or off line. In addition to the OUCC, the Duke Energy Indiana Industrial Group, Nucor Steel-Indiana, Steel Dynamics, Inc., and the Joint Intervenors are parties to the subdocket. The IURC has deferred the fuel adjustment subdocket until resolution of the twelfth and thirteenth semi-annual IGCC rider proceedings.
Duke Energy Indiana cannot predict the outcome of the fuel adjustment clause subdocket or pending and future IGCC Rider proceedings.
OTHER REGULATORY MATTERS
Merger Appeals
On January 9, 2013, the City of Orangeburg and NC WARN appealed the NCUC’s approval of the merger between Duke Energy and Progress Energy. On April 29, 2013, the NCUC granted Duke Energy’s motion to dismiss certain exceptions contained in NC WARN’s appeal.
On November 6, 2013, the North Carolina Court of Appeals heard oral arguments on the appeals. On March 4, 2014, the Court of Appeals issued an opinion affirming the NCUC’s approval of the merger. On April 8, 2014, NC WARN filed a petition for discretionary review by the North Carolina Supreme Court. On April 21, 2014, Duke Energy and the NCUC Public Staff jointly filed their response opposing NC WARN’s petition. The City of Orangeburg did not file a petition for discretionary review. Duke Energy cannot predict the outcome of these matters.
Progress Energy Merger FERC Mitigation
In June 2012, the FERC approved the merger with Progress Energy, including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff. On August 8, 2012, FERC granted certain intervenors’ request for rehearing for further consideration.
The revised market power mitigation plan provided for the acceleration of one transmission project and the completion of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the completion of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation was expected to increase power imported into the Duke Energy Carolinas and Duke Energy Progress service areas and enhance competitive power supply options in the service areas. All of these projects were completed in 2014. On May 30, 2014, the Independent Monitor filed with FERC a final report stating that the Long-Term FERC Mitigation is complete. Therefore, Duke Energy Carolinas' and Duke Energy Progress' obligations associated with the Interim FERC Mitigation have terminated. In the second quarter of 2014, Duke Energy Progress recorded an $18 million partial reversal of an impairment recorded in the third quarter of 2012. This reversal adjusts the initial disallowance from the Long-term FERC mitigation and reflects updated information on the construction costs and in-service dates of the transmission projects.
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

	June 30, 2014
	Duke Energy	Duke Energy Carolinas(b)	Progress Energy	Duke Energy Florida(c)	Duke Energy Ohio(d)	Duke Energy Indiana(e)
Capacity (in MW)	2,297	200	873	873	556	668
Remaining net book value (in millions)(a)	$253	$13	$111	$111	$9	$120

(a)	Included in Property, plant and equipment, net as of June 30, 2014, on the Condensed Consolidated Balance Sheets.

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
Remediation Activities
The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation, and monitoring. Managed in conjunction with relevant federal, state, and local agencies, activities vary with site conditions and locations, remediation requirements, complexity, and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives, and/or regulatory decisions have not yet been determined. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.
The following table contains information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Six Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$79	$11	$27	$8	$19	$27	$7
Provisions / adjustments	9	(1)	4	3	1	5	—
Cash reductions	(6)	—	(4)	(2)	(2)	(1)	—
Balance at end of period	$82	$10	$27	$9	$18	$31	$7

	Six Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$75	$12	$33	$14	$19	$15	$8
Provisions / adjustments	4	—	4	1	3	(1)	1
Cash reductions	(12)	—	(3)	(1)	(2)	(6)	(2)
Balance at end of period	$67	$12	$34	$14	$20	$8	$7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation, and monitoring for environmental sites that have been evaluated at this time are presented in the table below.

(in millions)
Duke Energy	$90
Duke Energy Carolinas	25
Progress Energy	9
Duke Energy Progress	2
Duke Energy Florida	7
Duke Energy Ohio	51
Duke Energy Indiana	5

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Ash Basins
On February 2, 2014, a break in a 48-inch stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the 48-inch stormwater pipe, stopping the release of materials into the river. On February 21, 2014, a permanent plug was installed in a 36-inch stormwater pipe beneath the ash basin. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the incident. Duke Energy Carolinas incurred approximately $20 million of repairs and remediation expense related to this incident during the six months ended June 30, 2014. These amounts are recorded in Operations, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income. Duke Energy Carolinas will not seek recovery of these costs from ratepayers. In July, Duke Energy completed remediation work identified by EPA. Other costs related to the Dan River release and the overall ash management plan, including regulatory directives, natural resources damages, pending litigation, future claims or litigation, long-term environmental impact costs, long-term operational changes, and costs associated with new laws and regulations, cannot be reasonably estimated at this time. However, the total costs to be incurred for any potential additional remediation relating to the Dan River ash release are not expected to be material.
Duke Energy has engaged third-party engineering experts to complete an independent engineering review of all its ash basins. Initial field work has been completed. Findings and recommendations are being reviewed with management and repair actions are being taken to address the findings. Duke Energy is also preparing a comprehensive, longer-term ash basin strategy, which will involve a site by site analysis of applicable laws, regulations, site characteristics, and engineering feasibility. We expect this work to be completed by the end of the year, with detailed engineering to follow. Each site is unique, and site-specific engineering will help determine the most appropriate closure method for that site.
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

(in billions)	Range
Baseline assumptions(a)	$2.0	-	$2.5
Estimated additional costs related to full excavation(b)	4.0	-	5.5
Estimated additional costs related to all-dry systems(c)	1.0	-	2.0
Total range of costs(d)	$2.0	-	$10.0

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

(d)
On average, the allocation of these estimates is approximately 65 percent to Duke Energy Carolinas and 35 percent to Duke Energy Progress. However, this allocation could vary significantly based on site-specific compliance actions.

The North Carolina Senate adopted a bill on June 25, 2014, which would (i) establish a Coal Ash Management Commission to oversee handling of coal ash within the state; (ii) prohibit construction of new and expansion of existing ash impoundments; (iii) require closure of ash impoundments at Asheville, Riverbend, Dan River and Sutton stations no later than August 1, 2019; (iv) require an evaluation and ranking of remaining ash impoundments in North Carolina with closure of all basins within no later than fifteen years, (v) establish requirements to deal with groundwater and surface water impacts from impoundments and (vi) enhance the level of regulation for structural fills utilizing coal ash. On July 3, 2014, the North Carolina House adopted its version of the bill with several differences including a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Both proposed laws, as written, leave the decision on cost recovery determinations to the state utilities commissions after a moratorium ending no later than December 31, 2016. However, the proposed laws do not prohibit requests for regulatory deferral orders during the moratorium. The legislature appointed a conference committee to resolve differences in the two bills. However, the North Carolina General Assembly did not pass final legislation prior to adjourning its session in early August 2014. Coal ash legislation could be considered during a reconvened legislative session later in 2014.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy records asset retirement obligations when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Duke Energy has not recorded an asset retirement obligation related to these proposals as a legal obligation has not yet been incurred. As the necessary approvals are obtained to permit the work to proceed an asset retirement obligation could be recorded. Cost recovery for these expenditures will be pursued through the normal ratemaking process with state utility commissions, which permits the recovery of necessary and prudently incurred costs associated with Duke Energy's regulated operations. While Duke Energy cannot predict the outcome of these matters, it believes compliance costs will be within the range outlined in the above table. However, ultimate costs will be largely dependent upon compliance alternatives allowed to meet requirements of the legislation, once enacted.
LITIGATION
Duke Energy
Ash Basin Shareholder Derivative Litigation
Two shareholder derivative lawsuits have been filed relating to the release at Dan River and to the management of Duke Energy’s ash basins. The first lawsuit was filed on May 21, 2014, in Delaware Chancery Court by shareholders Edward Tansey and the Police Retirement System of St. Louis and names as defendants several current and former Duke Energy officers and directors together with all current directors of Duke Energy (collectively, the “Duke Energy Defendants”). The second lawsuit was filed against the Duke Energy Defendants on July 18, 2014, in Delaware Chancery Court by shareholder Robert Reese. Duke Energy is named as a nominal defendant in both lawsuits.
Both complaints allege the Duke Energy Defendants breached their fiduciary duties to the company by failing to adequately oversee Duke Energy’s ash basins since 2008 and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The Tansey complaint also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has and will spend as a result of the fines, penalties, and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuits seek both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants.
On May 28, 2014, Duke Energy received a shareholder litigation demand letter sent on behalf of shareholder Mitchell Pinsly. The letter alleges that the members of the Duke Energy Board of Directors and certain officers breached their fiduciary duties by allowing the company to illegally dispose of and store coal ash pollutants. The letter demands that the Board of Directors take action to recover damages associated with those breaches of fiduciary duty; otherwise, the attorney will file a shareholder derivative action. By letter dated July 3, 2014, counsel for the shareholder was informed that the Board of Directors appointed a Demand Review Committee to evaluate the allegations in the Demand Letter.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Progress Energy Merger Shareholder Litigation
Duke Energy, the eleven members of the Duke Energy Board of Directors who were also members of the pre-merger Duke Energy Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers are defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidates three lawsuits originally filed in July 2012, and is pending in the United States District Court for the Western District of North Carolina. The plaintiffs allege federal Securities Act and Exchange Act claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in CEO. The claims are purportedly brought on behalf of a class of all persons who purchased or otherwise acquired Duke Energy securities between June 11, 2012 and July 9, 2012. On July 26, 2013, the Magistrate Judge recommended the District Court Judge deny the defendants’ motion to dismiss. On October 2, 2013, the District Judge heard defendants’ objections to this recommendation. A decision is pending on the motion to dismiss. An attempt on May 14, 2014, to mediate the claims was unsuccessful.
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
It is not possible to estimate the maximum exposure of loss that may occur in connection with these lawsuits.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Each of these cases contain similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.
On July 18, 2011, the judge granted a defendant’s motion for summary judgment in two of the remaining five cases to which Duke Energy affiliates are a party. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed the lower court’s decision. On July 1, 2014, the U.S. Supreme Court granted the defendants', including Duke Energy, petition for certiorari. The case will be heard during the next session of the court, which begins in October 2014.
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
DENR State Enforcement Actions
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
It is not possible to predict any liability or estimate any damages Duke Energy Carolinas or Duke Energy Progress might incur in connection with these matters.
North Carolina Declaratory Judgment Action
On October 10, 2012, the SELC, on behalf of the same environmental groups that were permitted to challenge the consent decrees discussed above, filed a petition with the North Carolina Environmental Management Commission (EMC) asking for a declaratory ruling seeking to clarify the application of the state’s groundwater protection rules to coal ash basins. The petition sought to change the interpretation of regulations that permitted DENR to assess the extent, cause and significance of any groundwater contamination before ordering action to eliminate the source of contamination, among other issues. Duke Energy Carolinas and Duke Energy Progress were both permitted to intervene in the matter. On December 3, 2012, the EMC affirmed this interpretation of the regulations
On March 6, 2014, the North Carolina State Court judge overturned the ruling of the EMC holding that in the case of groundwater contamination, DENR was required to issue an order to immediately eliminate the source of the contamination before an assessment of the nature, significance and extent of the contamination or the continuing damage to the groundwater was conducted. Duke Energy Carolinas, Duke Energy Progress, and the EMC appealed the ruling in April 2014. On May 16, 2014, the North Carolina Court of Appeals denied a petition to stay the case during the appeal.
Federal Citizens Suits
On June 11, 2013, Catawba Riverkeeper Foundation, Inc. (Catawba Riverkeeper) filed a separate action in the United States Court for the Western District of North Carolina. The lawsuit contends the state enforcement action discussed above does not adequately address issues raised in Catawba Riverkeeper’s notice of intent to sue. On April 11, 2014, the Court denied Catawba Riverkeeper’s objections to the Magistrate Judge’s recommendation that plaintiff’s case be dismissed as well as Duke Energy Carolinas’ motion to dismiss. The Court allowed limited discovery, after which Duke Energy Carolinas may file any renewed motions to dismiss.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club, and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations. On June 9, 2014, the court granted Duke Energy Progress' request to dismiss the groundwater claims but rejected its request to dismiss the surface water claims.
On July 1, 2014, Duke Energy received 60-day notices of intent to file citizen suits from the SELC on behalf of many of the same environmental groups who intervened in the state enforcement litigation described above. The notices relate to alleged Clean Water Act violations at ash basins from Duke Energy Carolinas' Buck station and Duke Energy Progress' H.F. Lee and Cape Fear stations. It is not possible to predict whether Duke Energy Carolinas or Duke Energy Progress will incur any liability or to estimate the damages, if any, they might incur in connection with these matters.
Dan River Ash Basin Grand Jury Investigation
As a result of the Dan River ash basin water release discussed above, DENR issued a Notice of Violation and Recommendation of Assessment of Civil Penalties with respect to this matter on February 28, 2014, which the company responded to on March 13, 2014. Duke Energy and certain Duke Energy employees have received subpoenas issued by the United States Attorney for the Eastern District of North Carolina in connection with a criminal investigation related to the release and all fourteen of the North Carolina facilities with ash basins and the nature of Duke Energy's contacts with DENR with respect to those facilities. This is a multidistrict investigation that also involves state law enforcement authorities.
It is not possible to predict whether Duke Energy Carolinas or Duke Energy Progress will incur any liability or to estimate the damages, if any, they might incur in connection with these matters.
Duke Energy Carolinas
New Source Review
In 1999-2000, the U.S. Department of Justice (DOJ) on behalf of the EPA filed a number of complaints and notices of violation against multiple utilities, including Duke Energy Carolinas, for alleged violations of the New Source Review (NSR) provisions of the CAA. The government alleges the utilities violated the CAA by not obtaining permits for certain projects undertaken at certain coal plants or installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek the installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation. Duke Energy Carolinas asserts there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.
In 2000, the government sued Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate the NSR provisions. Duke Energy Carolinas asserts the projects were routine or not projected to increase emissions. The parties filed a stipulation in which the United States dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties filed opposing motions for summary judgment on the remaining claims. In November 2013, the Court denied Duke Energy’s motion for summary judgment. On March 17, 2014, the court similarly denied plaintiffs’ motion for summary judgment, except to confirm that the baseline for measuring an emissions increase at trial will be the two-year period immediately preceding each project. Duke Energy requested leave to file another motion for summary judgment on alternative grounds. That motion for leave remains pending. The 13 remaining claims involve 13 different generating units, 11 of which have already been retired.
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
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2014, there were 90 asserted claims for non-malignant cases with the cumulative relief sought of up to $19 million, and 35 asserted claims for malignant cases with the cumulative relief sought of up to $12 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $600 million at June 30, 2014 and $616 million at December 31, 2013. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $897 million in excess of the self-insured retention. Receivables for insurance recoveries were $649 million at both June 30, 2014 and December 31, 2013. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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
On May 9, 2013, Global filed a Seventh Amended Complaint asserting a single count for breach of the Asset Purchase Agreement and seeking specific performance. The parties reached a settlement in this matter in May 2014, and the case has been dismissed. The amount of the settlement did not have a material effect on the results of operations, cash flows or financial position of Progress Energy. As a result of the settlement of the Florida Global Case, a second suit filed in the Superior Court for Wake County, North Carolina, Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC, has been dismissed.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On December 12, 2011, Duke Energy Progress and Duke Energy Florida sued the United States in the U.S. Court of Federal Claims. The lawsuit claims the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserts damages for the cost of on-site storage. Duke Energy Progress and Duke Energy Florida assert damages for the period January 1, 2006 through December 31, 2010. Claims for all periods prior to 2006 have been resolved. On March 24, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Duke Energy Progress and Duke Energy Florida on this matter, awarding amounts of $83 million and $21 million, respectively. The majority of the awards were recorded as a reduction to capital costs associated with construction of on-site storage facilities. Receipt of the award is expected in the third quarter of 2014. Duke Energy Progress and Duke Energy Florida may file subsequent damage claims as they incur additional costs.
Duke Energy Florida
Westinghouse Contract Litigation
On March 28, 2014 Duke Energy Florida filed a lawsuit against Westinghouse Electric Company (Westinghouse) in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under the terminated EPC agreement for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of the EPC agreement. Duke Energy Florida terminated the EPC agreement on January 28, 2014. On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleges damages under the EPC agreement in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee. On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. It is not possible to predict whether Duke Energy Florida will incur any further liability for terminating the EPC agreement or to estimate the damages, if any, it might incur in connection with these matters. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position. The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters discussed above, excluding asbestos related reserves. Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. The reasonably possible range of loss for all non-asbestos related matters in excess of recorded reserves is not material.

(in millions)	June 30, 2014	December 31, 2013
Reserves for Legal Matters
Duke Energy	$197	$204
Progress Energy	73	78
Duke Energy Progress	10	10
Duke Energy Florida	42	43
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2014
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy Florida	Duke Energy
Unsecured Debt
April 2014(a)	April 2024	3.750%	$600	$—	$—	$600
April 2014(a)	April 2017	0.610%	400	—	—	400
June 2014(b)	May 2019	10.700%	—	—	—	108
June 2014(b)	May 2021	13.900%	—	—	—	110
Secured Debt
March 2014(c)	March 2017	0.854%	—	—	225	225
First Mortgage Bonds
March 2014(d)	March 2044	4.375%	—	400	—	400
March 2014(d)	March 2017	0.430%	—	250	—	250
Total issuances			$1,000	$650	$225	$2,093

(a)
Proceeds were used to redeem $402 million of tax-exempt bonds at Duke Energy Ohio, the repayment of outstanding commercial paper and for general corporate purposes. See Note 8 for additional information related to the redemption of Duke Energy Ohio's tax-exempt bonds.

(b)	Proceeds will be used to repay $196 million of current maturities for International Energy and for general corporate purposes.

(c)
Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Florida. Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes. See Note 12 for further details.

(d)	Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

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

(in millions)	Maturity Date	Interest Rate	June 30, 2014
Unsecured Debt
Duke Energy (Parent)	September 2014	3.950%	$500
Duke Energy (Parent)	April 2015	3.350%	450
Duke Energy	July 2014	15.370%	196
First Mortgage Bonds
Duke Energy Ohio	March 2015	0.370%	150
Duke Energy Progress	April 2015	5.150%	300
Other			291
Current maturities of long-term debt			$1,887
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

	June 30, 2014
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Notes payable and commercial paper(b)	(1,409)	(873)	(300)	(75)	—	(11)	(150)
Outstanding letters of credit	(64)	(57)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(156)	—	(75)	—	—	—	(81)
Available capacity	$4,371	$1,320	$621	$673	$649	$639	$469

(a)	Represents the sublimit of each borrower at June 30, 2014.

(b)
Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified within Long-term Debt in Duke Energy Carolinas' and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

7. GOODWILL
The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.
Duke Energy

(in millions)	Regulated Utilities	International Energy	Commercial Power	Total
Balance at December 31, 2013
Goodwill	$15,950	$326	$935	$17,211
Accumulated impairment charges	—	—	(871)	(871)
Balance at December 31, 2013, as adjusted for accumulated impairment charges	15,950	326	64	16,340
Foreign exchange and other changes	—	3	—	3
Balance at June 30, 2014
Goodwill	15,950	329	935	17,214
Accumulated impairment charges	—	—	(871)	(871)
Balance at June 30, 2014, as adjusted for accumulated impairment charges	$15,950	$329	$64	$16,343

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Ohio

(in millions)	Regulated Utilities	Commercial Power	Total
Balance at December 31, 2013
Goodwill	$1,136	$1,188	$2,324
Accumulated impairment charges	(216)	(1,188)	(1,404)
Balance at December 31, 2013, as adjusted for accumulated impairment charges	920	—	920
Balance at June 30, 2014
Goodwill	1,136	1,188	2,324
Accumulated impairment charges	(216)	(1,188)	(1,404)
Balance at June 30, 2014, as adjusted for accumulated impairment charges	$920	$—	$920
Progress Energy
Progress Energy's Goodwill is included in the Regulated Utilities operating segment and there are no accumulated impairment charges.
8. RELATED PARTY TRANSACTIONS
The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Material amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$217	$235	$439	$478
Indemnification coverages(b)	5	6	11	11
Joint Dispatch Agreement (JDA) revenue(c)	15	24	112	77
Joint Dispatch Agreement (JDA) expense(c)	40	22	91	32
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$200	$111	$378	$273
Corporate governance and shared services provided to Duke Energy(d)	—	22	—	50
Indemnification coverages(b)	8	9	17	17
JDA revenue(c)	40	22	91	32
JDA expense(c)	15	24	112	77
Duke Energy Progress
Corporate governance and shared service expenses(a)	$104	$66	$200	$162
Indemnification coverages(b)	4	5	9	10
JDA revenue(c)	40	22	91	32
JDA expense(c)	15	24	112	77
Duke Energy Florida
Corporate governance and shared service expenses(a)	$97	$45	$178	$111
Indemnification coverages(b)	4	4	8	7
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$82	$85	$159	$172
Indemnification coverages(b)	3	4	6	8
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$94	$101	$199	$200
Indemnification coverages(b)	3	3	5	5

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

(d)
In 2013, Progress Energy Service Company (PESC), a consolidated subsidiary of Progress Energy, charged a proportionate share of corporate governance and other costs to consolidated affiliates of Duke Energy. Corporate governance and other shared costs were primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges were recorded as an offset to Operation, maintenance and other in the Condensed Consolidated Statements of Operations and Comprehensive Income. Effective January 1, 2014, PESC was contributed to Duke Energy Corporate Services (DECS), a consolidated subsidiary of Duke Energy, and these costs were no longer charged out of Progress Energy. Progress Energy recorded a non-cash after-tax equity transfer related to the contribution of PESC to DECS in its Condensed Consolidated Statements of Changes in Common Stockholder's Equity during the six months ended June 30, 2014.

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three and six months ended June 30, 2014 and 2013 for the Subsidiary Registrants.
See Note 12 for information relative to sale of receivables to an affiliate consolidated by Duke Energy.
Duke Energy Commercial Asset Management (DECAM) is a nonregulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities, including the execution of commodity transactions, third-party vendor and supply contracts, and service contracts for certain of Duke Energy’s nonregulated entities. The commodity contracts DECAM enters are accounted for as undesignated contracts or NPNS. Consequently, mark-to-market impacts of intercompany contracts with, and sales of power to, nonregulated entities are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income. These amounts totaled net expense of $81 million and $6 million for the six months ended June 30, 2014 and 2013, respectively. Also, the amounts totaled net expense of $27 million and net revenue of $12 million for three months ended June 30, 2014 and 2013, respectively.
Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its nonregulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable of $802 million and $43 million, respectively, as of June 30, 2014 and December 31, 2013. These amounts are recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.
As discussed in Note 6, in April 2014, Duke Energy issued $1 billion of senior unsecured notes. Proceeds from the issuances were used in part to loan approximately $400 million to DECAM, and such funds were ultimately used to redeem $402 million of tax-exempt bonds at Duke Energy Ohio. This transaction substantially completes the restructuring of Duke Energy Ohio’s capital structure to reflect appropriate debt and equity ratios for its regulated operations. The restructuring was completed in the second quarter of 2014, and resulted in the transfer of all of Duke Energy Ohio’s nonregulated generation assets, excluding Beckjord, out of its regulated public utility subsidiary.
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
At June 30, 2014, there were no open commodity derivative instruments designated as hedges.

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

	June 30, 2014
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	41,147	284	74	74	—	37,608	291
Natural gas (millions of decatherms)	683	—	323	109	214	360	—

	December 31, 2013
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	71,466	1,205	925	925	—	69,362	203
Natural gas (millions of decatherms)	636	—	363	141	222	274	—

(a)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.
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
The following tables show notional amounts for derivatives related to interest rate risk.

	June 30, 2014		December 31, 2013
(in millions)	Duke Energy	Duke Energy Ohio	Duke Energy	Duke Energy Ohio
Cash flow hedges(a)	$764	$—	$798	$—
Undesignated contracts	27	27	34	27
Total notional amount	$791	$27	$832	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $552 million at June 30, 2014 and $584 million at December 31, 2013.

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

	June 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$—	$1	$—	$1
Interest rate contracts
Investments and Other Assets: Other	16	—	27	—
Current Liabilities: Other	—	15	—	18
Deferred Credits and Other Liabilities: Other	—	19	—	4
Total Derivatives Designated as Hedging Instruments	16	35	27	23
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	62	4	201	158
Current Assets: Assets Held for Sale	12	3	—	—
Investments and Other Assets: Other	11	1	215	131
Investments and Other Assets: Assets Held for Sale	12	4	—	—
Current Liabilities: Other	16	134	13	153
Current Liabilities: Liabilities Associated with Assets Held for Sale	416	563	—	—
Deferred Credits and Other Liabilities: Other	4	57	5	166
Deferred Credits and Other Liabilities: Liabilities Associated with Assets Held for Sale	248	364	—	—
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	5	—	4
Total Derivatives Not Designated as Hedging Instruments	781	1,136	434	613
Total Derivatives	$797	$1,171	$461	$636
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

	June 30, 2014
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$506	$282	$715	$442
Gross amounts offset	(504)	(277)	(576)	(366)
Net amount subject to master netting	2	5	139	76
Amounts not subject to master netting	—	9	6	8
Net amounts recognized on the Condensed Consolidated Balance Sheet	$2	$14	$145	$84

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(e)	Non-Current(f)	Current(g)	Non-Current(h)
Gross amounts recognized	$214	$233	$322	$299
Gross amounts offset	(179)	(138)	(192)	(155)
Net amounts subject to master netting	35	95	130	144
Amounts not subject to master netting	—	14	4	11
Net amounts recognized on the Condensed Consolidated Balance Sheet	$35	$109	$134	$155

(a)	Included in Other and Assets Held for Sale within Current Assets on the Condensed Consolidated Balance Sheet.

(b)	Included in Other and Assets Held for Sale within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(c)	Included in Other and Liabilities Associated with Assets Held for Sale within Current Liabilities on the Condensed Consolidated Balance Sheet.

(d)	Included in Other and Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

(e)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.

(f)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(g)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

(h)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
The following table shows the gains and losses recognized on cash flow hedges and the line items on the Condensed Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts	$(11)	$58	$(9)	$71
Commodity contracts	—	—	—	1
Total Pretax Gains (Losses) Recorded in AOCI	$(11)	$58	$(9)	$72
Location of Pretax Gains (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	(4)	—	(5)	(1)
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings	$(4)	$—	$(5)	$(1)
There was no hedge ineffectiveness during the three and six months ended June 30, 2014 and 2013, and no gains or losses were excluded from the assessment of hedge effectiveness during the same periods.
At June 30, 2014 and 2013, $57 million and $70 million, respectively, of pretax deferred net losses on interest rate cash flow hedges were included in AOCI. A $13 million pretax gain is expected to be recognized in earnings during the next 12 months as interest expense.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Balance Sheets where the pretax gains and losses were reported. Amounts included in Regulatory Assets or Liabilities for commodity contracts are reclassified to earnings to match recovery through the fuel clause. Amounts included in Regulatory Assets or Liabilities for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$3	$1	$(1)	$7
Revenue: Nonregulated electric, natural gas and other	(221)	74	(618)	(8)
Fuel used in electric generation and purchased power - regulated	(21)	(37)	(14)	(89)
Fuel used in electric generation and purchased power - nonregulated	(25)	(11)	113	(18)
Interest rate contracts
Interest expense	(5)	(5)	(9)	(9)
Total Pretax Gains (Losses) Recognized in Earnings	$(269)	$22	$(529)	$(117)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$1	$(110)	$(1)	$(5)
Regulatory liabilities	(28)	9	(1)	4
Interest rate contracts
Regulatory assets	12	26	16	39
Regulatory liabilities	28	—	28	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$13	$(75)	$42	$38
DUKE ENERGY CAROLINAS
The fair values of derivative instruments were not material for the periods presented in this quarterly report.
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

	June 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$—	$—	$—	$1
Deferred Credits and Other Liabilities: Other	—	—	—	4
Total Derivatives Designated as Hedging Instruments	—	—	—	5
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	5	4	3	2
Investments and Other Assets: Other	2	1	2	1
Current Liabilities: Other	17	120	11	105
Deferred Credits and Other Liabilities: Other	4	47	4	91
Total Derivatives Not Designated as Hedging Instruments	28	172	20	199
Total Derivatives	$28	$172	$20	$204

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

	June 30, 2014
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$21	$7	$125	$47
Gross amounts offset	(20)	(5)	(21)	(6)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$1	$2	$104	$41

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$15	$5	$107	$93
Gross amounts offset	(13)	(4)	(17)	(10)
Net amounts subject to master netting	2	1	90	83
Amounts not subject to master netting	—	—	—	4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$2	$1	$90	$87

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
Gains and losses on cash flow hedges and reclassifications from AOCI were not material for the periods presented in this quarterly report.
At June 30, 2014 and 2013, $62 million and $63 million, respectively, of pretax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI.
The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations and Comprehensive Income or the Condensed Consolidated Balance Sheets where the pretax gains or losses were reported. Amounts included in Regulatory Assets or Liabilities for commodity contracts are reclassified to earnings to match recovery through the fuel clause. Amounts included in Regulatory Assets or Liabilities for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$2	$1	$(1)	$7
Fuel used in electric generation and purchased power	(21)	(37)	(14)	(89)
Interest rate contracts
Interest expense	4	(5)	—	(9)
Total Pretax Gains (Losses) Recognized in Earnings	$(15)	$(41)	$(15)	$(91)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$2	$(108)	$—	$(3)
Interest rate contracts
Regulatory assets	12	4	16	9
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$14	$(104)	$16	$6

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table shows the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown. Substantially all derivatives not designated as hedging instruments receive regulatory accounting treatment.

	June 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$—	$1	$—	$1
Total Derivatives Designated as Hedging Instruments	—	1	—	1
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	2	2	—	—
Investments and Other Assets: Other	1	—	2	1
Current Liabilities: Other	9	54	2	40
Deferred Credits and Other Liabilities: Other	1	17	2	29
Total Derivatives Not Designated as Hedging Instruments	13	73	6	70
Total Derivatives	$13	$74	$6	$71
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

	June 30, 2014
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$11	$2	$57	$17
Gross amounts offset	(11)	(1)	(11)	(1)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$—	$1	$46	$16

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$3	$3	$41	$30
Gross amounts offset	(3)	(3)	(3)	(3)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$—	$—	$38	$27

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations and Comprehensive Income or the Condensed Consolidated Balance Sheets where the pretax gains and losses were reported. Amounts included in Regulatory Assets or Liabilities for commodity contracts are reclassified to earnings to match recovery through the fuel clause. Amounts included in Regulatory Assets or Liabilities for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$2	$1	$(1)	$7
Fuel used in electric generation and purchased power	(16)	(12)	(9)	(29)
Interest rate contracts
Interest expense	3	(3)	—	(6)
Total Pretax Gains (Losses) Recognized in Earnings	$(11)	$(14)	$(10)	$(28)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$23	$(43)	$40	$(7)
Interest rate contracts
Regulatory assets	(3)	4	—	7
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$20	$(39)	$40	$—
DUKE ENERGY FLORIDA
The following table shows the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown. Substantially all derivatives not designated as hedging instruments receive regulatory accounting treatment..

	June 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$2	$2	$3	$2
Investments and Other Assets: Other	1	1	—	—
Current Liabilities: Other	9	66	9	64
Deferred Credits and Other Liabilities: Other	3	29	2	63
Total Derivatives	$15	$98	$14	$129
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

	June 30, 2014
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$10	$5	$68	$30
Gross amounts offset	(9)	(4)	(10)	(5)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$1	$1	$58	$25

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$12	$2	$66	$63
Gross amounts offset	(10)	(2)	(15)	(7)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$2	$—	$51	$56

(a)	Included in Other within Current Assets on the Condensed Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Condensed Balance Sheet.

(c)	Included in Other within Current Liabilities on the Condensed Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Balance Sheet.
Gains and losses on cash flow hedges and reclassifications from AOCI were not material for the periods presented in this quarterly report.
The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations and Comprehensive Income or the Condensed Consolidated Balance Sheets where the pretax gains and losses were reported. Amounts included in Regulatory Assets or Liabilities for commodity contracts are reclassified to earnings to match recovery through the fuel clause.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$—	$—	$—	$—
Fuel used in electric generation and purchased power	(6)	(25)	(6)	(60)
Interest rate contracts
Interest expense	1	(1)	—	(2)
Total Pretax Gains (Losses) Recognized in Earnings	$(5)	$(26)	$(6)	$(62)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(5)	$(66)	$(24)	$3
Interest rate contracts
Regulatory assets	(1)	1	—	2
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(6)	$(65)	$(24)	$5

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

	June 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$—	$—	$186	$163
Current Assets: Assets Held for Sale	11	2	—	—
Investments and Other Assets: Other	—	—	202	130
Investments and Other Assets: Assets Held for Sale	10	3	—	—
Current Liabilities: Other	—	—	1	36
Current Liabilities: Liabilities Associated with Assets Held for Sale	502	634	—	—
Deferred Credits and Other Liabilities: Other	—	—	2	56
Deferred Credits and Other Liabilities: Liabilities Associated with Assets Held for Sale	318	472	—	—
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	5	—	4
Total Derivatives Designated as Hedging Instruments	841	1,117	391	390
Total Derivatives	$841	$1,117	$391	$390
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

	June 30, 2014
	Derivative Assets		Derivative Liabilities
(in millions)	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Gross amounts recognized	$513	$328	$637	$480
Gross amounts offset	(504)	(322)	(574)	(410)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$9	$6	$63	$70

	December 31, 2013
	Derivative Assets		Derivative Liabilities
(in millions)	Current(e)	Non-Current(f)	Current(g)	Non-Current(h)
Gross amounts recognized	$186	$205	$199	$186
Gross amounts offset	(165)	(132)	(173)	(143)
Net amounts subject to master netting	21	73	26	43
Amounts not subject to master netting	—	—	1	4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$21	$73	$27	$47

(a)	Included in Assets Held for Sale within Current Assets on the Condensed Consolidated Balance Sheet.

(b)	Included in Assets Held for Sale within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(c)	Included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Condensed Consolidated Balance Sheet.

(d)	Included in Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

(e)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.

(f)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(g)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

(h)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, nonregulated electric, natural gas and other	$(248)	$78	$(697)	$(13)
Fuel used in electric generation and purchased power	(25)	(11)	113	(18)
Interest rate contracts
Interest expense	(1)	(1)	(1)	(1)
Total Pretax Gains (Losses) Recognized in Earnings	$(274)	$66	$(585)	$(32)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$—	$—	$(1)	$—
Regulatory assets	(3)	—	—	—
Interest rate contracts
Regulatory assets	—	2	—	3
Regulatory liabilities	6	—	6	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$3	$2	$5	$3
DUKE ENERGY INDIANA
The fair values of derivative instruments were not material for the periods presented in this quarterly report.
CREDIT RISK
Certain derivative contracts contain contingent credit features. These features may include (i) material adverse change clauses or payment acceleration clauses that could result in immediate payments or (ii) the posting of letters of credit or termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.
The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. Amounts for Duke Energy Carolinas and Duke Energy Indiana were not material.

	June 30, 2014
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$911	$13	$4	$9	$911
Fair value of collateral already posted	276	2	—	2	266
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	76	11	4	7	80

	December 31, 2013
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$525	$168	$60	$108	$355
Fair value of collateral already posted	135	10	—	10	125
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	205	158	60	98	47

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

	June 30, 2014		December 31, 2013
(in millions)	Receivables	Payables	Receivables	Payables
Duke Energy
Amounts offset against net derivative positions	$161	$—	$30	$—
Amounts not offset against net derivative positions	115	—	122	—
Progress Energy
Amounts offset against net derivative positions	2	—	10	—
Duke Energy Florida
Amounts offset against net derivative positions	2	—	10	—
Duke Energy Ohio
Amounts offset against net derivative positions	158	—	19	—
Amounts not offset against net derivative positions	108	—	115	—
Duke Energy Indiana
Amounts offset against net derivative positions	—	—	—	1
Amounts not offset against net derivative positions	—	—	1	—
10. INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.
TRADING SECURITIES
Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. The fair value of these investments was $7 million at June 30, 2014 and $18 million at December 31, 2013.
AVAILABLE-FOR-SALE SECURITIES
All other investments in debt and equity securities are classified as available-for-sale securities.
Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans, (iii) Duke Energy’s captive insurance investment portfolio, and (iv) Duke Energy’s foreign operations investment portfolio.
Duke Energy holds corporate debt securities that were purchased using excess cash from its foreign operations. These investments are either classified as Cash and cash equivalents or Short-term investments on the Condensed Consolidated Balance Sheet based on maturity date and are available for current operations of Duke Energy’s foreign business. The fair value of these investments classified as Short-term investments was $44 million as of December 31, 2013.
Duke Energy classifies all other investments in debt and equity securities as long-term, unless otherwise noted.
Investment Trusts
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
Other Available-for-Sale Securities
Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. If an other-than-temporary impairment exists, the unrealized loss is included in earnings based on the criteria discussed below.

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
If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments, and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of June 30, 2014 and December 31, 2013. There were no other-than-temporary impairments for debt or equity securities as of June 30, 2014 and December 31, 2013.
DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$70	$—	$—	$110
Equity securities	2,007	14	3,873	1,813	10	3,579
Corporate debt securities	17	2	492	8	6	400
Municipal bonds	5	1	144	2	6	160
U.S. government bonds	14	3	700	7	12	730
Other debt securities	1	1	142	22	2	154
Total NDTF	$2,044	$21	$5,421	$1,852	$36	$5,133
Other Investments
Cash and cash equivalents	$—	$—	$17	$—	$—	$21
Equity securities	34	—	97	29	—	91
Corporate debt securities	2	—	66	1	1	99
Municipal bonds	4	1	82	2	2	79
U.S. government bonds	—	—	13	—	—	17
Other debt securities	1	6	110	—	8	111
Total Other Investments(a)	$41	$7	$385	$32	$11	$418
Total Investments	$2,085	$28	$5,806	$1,884	$47	$5,551
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2014
Due in one year or less	$57
Due after one through five years	459
Due after five through 10 years	440
Due after 10 years	793
Total	$1,749

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Realized gains	$31	$32	$62	$63
Realized losses	2	15	6	22
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$33	$—	$—	$42
Equity securities	1,085	8	2,156	974	6	1,964
Corporate debt securities	10	2	343	5	5	274
Municipal bonds	1	—	36	—	2	54
U.S. government bonds	5	1	306	3	7	354
Other debt securities	—	1	125	22	2	146
Total NDTF	$1,101	$12	$2,999	$1,004	$22	$2,834
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(a)	$—	$1	$3	$—	$1	$3
Total Investments	$1,101	$13	$3,002	$1,004	$23	$2,837
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2014
Due in one year or less	$24
Due after one through five years	182
Due after five through 10 years	243
Due after 10 years	364
Total	$813
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Realized gains	$29	$21	$52	$46
Realized losses	1	6	2	10

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

PROGRESS ENERGY
The following table presents the estimated fair value investments in available-for-sale securities.

	June 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$37	$—	$—	$68
Equity securities	922	6	1,717	839	4	1,615
Corporate debt securities	7	—	149	3	1	126
Municipal bonds	4	1	108	2	4	106
U.S. government bonds	9	2	394	4	5	376
Other debt securities	1	—	17	—	—	8
Total NDTF	$943	$9	$2,422	$848	$14	$2,299
Other Investments
Cash and cash equivalents	$—	$—	$17	$—	$—	$20
Municipal bonds	3	—	41	1	—	39
Total Other Investments(a)	$3	$—	$58	$1	$—	$59
Total Investments	$946	$9	$2,480	$849	$14	$2,358
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2014
Due in one year or less	$24
Due after one through five years	217
Due after five through 10 years	141
Due after 10 years	327
Total	$709
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Realized gains	$2	$10	$9	$15
Realized losses	1	7	3	9

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$27	$—	$—	$48
Equity securities	590	4	1,139	535	3	1,069
Corporate debt securities	5	—	94	3	1	80
Municipal bonds	4	1	106	2	4	104
U.S. government bonds	7	2	256	4	3	232
Other debt securities	1	—	10	—	—	5
Total NDTF	$607	$7	$1,632	$544	$11	$1,538
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$2
Total Other Investments(a)	$—	$—	$2	$—	$—	$2
Total Investments	$607	$7	$1,634	$544	$11	$1,540
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2014
Due in one year or less	$15
Due after one through five years	141
Due after five through 10 years	90
Due after 10 years	220
Total	$466
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Realized gains	$1	$6	$7	$8
Realized losses	—	3	2	4

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$10	$—	$—	$20
Equity securities	332	2	578	304	1	546
Corporate debt securities	2	—	55	—	—	46
Municipal bonds	—	—	2	—	—	2
U.S. government bonds	2	—	138	—	2	144
Other debt securities	—	—	7	—	—	3
Total NDTF	$336	$2	$790	$304	$3	$761
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$3
Municipal bonds	3	—	41	1	—	39
Total Other Investments(a)	$3	$—	$43	$1	$—	$42
Total Investments	$339	$2	$833	$305	$3	$803
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2014
Due in one year or less	$9
Due after one through five years	76
Due after five through 10 years	51
Due after 10 years	107
Total	$243
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Realized gains	$1	$5	$2	$8
Realized losses	—	3	1	4

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Equity securities	27	—	69	24	—	65
Municipal bonds	—	1	30	—	1	28
Total Other Investments(a)	$27	$1	$100	$24	$1	$94
Total Investments	$27	$1	$100	$24	$1	$94
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2014
Due in one year or less	$1
Due after one through five years	19
Due after five through 10 years	7
Due after 10 years	3
Total	$30
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three and six months ended June 30, 2014 and 2013.
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels 1 and 2 during the three and six months ended June 30, 2014 and 2013. Transfers out of Level 3 during the three and six months ended June 30, 2014 are the result of forward commodity prices becoming observable due to the passage of time.

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

	June 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,873	$3,703	$2	$168
Nuclear decommissioning trust fund debt securities	1,548	374	1,174	—
Other trading and available-for-sale equity securities	98	98	—	—
Other trading and available-for-sale debt securities	294	28	246	20
Derivative assets	133	8	66	59
Total assets	5,946	4,211	1,488	247
Derivative liabilities	(507)	(150)	(320)	(37)
Net assets	$5,439	$4,061	$1,168	$210

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,579	$3,495	$57	$27
Nuclear decommissioning trust fund debt securities	1,553	402	1,100	51
Other trading and available-for-sale equity securities	102	91	11	—
Other trading and available-for-sale debt securities	333	36	277	20
Derivative assets	145	33	70	42
Total assets	5,712	4,057	1,515	140
Derivative liabilities	(321)	11	(303)	(29)
Net assets	$5,391	$4,068	$1,212	$111
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements. Amounts included in earnings for derivatives are primarily included in Operating Revenues.

	Three Months Ended June 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$99	$(14)	$85
Total pretax realized or unrealized gains (losses) included in earnings	—	(6)	(6)
Purchases, sales, issuances and settlements:
Purchases	15	51	66
Sales	(1)	—	(1)
Issuances	—	(1)	(1)
Settlements	—	(6)	(6)
Transfers out of Level 3 due to observability of inputs	68	2	70
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	7	(4)	3
Balance at end of period	$188	$22	$210
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(25)	$(25)

	Three Months Ended June 30, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$(82)	$16
Total pretax realized or unrealized gains (losses) included in earnings	—	(11)	(11)
Total pretax gains included in other comprehensive income	(1)	—	(1)
Purchases, sales, issuances and settlements:
Purchases	3	21	24
Issuances	(3)	—	(3)
Settlements	(1)	(9)	(10)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	(6)	(5)
Balance at end of period	$97	$(87)	$10

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Six Months Ended June 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$13	$111
Total pretax realized or unrealized gains (losses) included in earnings	—	12	12
Purchases, sales, issuances and settlements:
Purchases	16	51	67
Sales	(2)	—	(2)
Issuances	—	(1)	(1)
Settlements	—	(45)	(45)
Transfers out of Level 3 due to observability of inputs	68	(3)	65
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	8	(5)	3
Balance at end of period	$188	$22	$210
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(25)	$(25)

	Six Months Ended June 30, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$(85)	$13
Total pretax realized or unrealized gains (losses) included in earnings	—	(21)	(21)
Total pretax gains included in other comprehensive income	(2)	—	(2)
Purchases, sales, issuances and settlements:
Purchases	3	21	24
Sales	(3)	—	(3)
Issuances	—	6	6
Settlements	(1)	(2)	(3)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	2	(6)	(4)
Balance at end of period	$97	$(87)	$10
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	June 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,156	$1,986	$2	$168
Nuclear decommissioning trust fund debt securities	843	147	696	—
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	3,002	2,133	698	171
Derivative liabilities	(3)	—	—	(3)
Net assets	$2,999	$2,133	$698	$168

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,964	$1,879	$58	$27
Nuclear decommissioning trust fund debt securities	870	168	651	51
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	2,837	2,047	709	81
Derivative liabilities	(2)	—	—	(2)
Net assets	$2,835	$2,047	$709	$79

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

	Three Months Ended June 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$82	$(4)	$78
Purchases, sales, issuances and settlements:
Purchases	15	—	15
Sales	(1)	—	(1)
Settlements	—	1	1
Transfers out of Level 3 due to observability of inputs	68	—	68
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	7	—	7
Balance at end of period	$171	$(3)	$168

	Three Months Ended June 30, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$73	$(5)	$68
Purchases, sales, issuances and settlements:
Purchases	3	—	3
Sales	(3)	—	(3)
Settlements	—	1	1
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	—	1
Balance at end of period	$74	$(4)	$70

	Six Months Ended June 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$81	$(2)	$79
Purchases, sales, issuances and settlements:
Purchases	16	—	16
Sales	(2)	—	(2)
Settlements	—	(1)	(1)
Transfers out of Level 3 due to observability of inputs	68	—	68
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	8	—	8
Balance at end of period	$171	$(3)	$168

	Six Months Ended June 30, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$72	$(12)	$60
Purchases, sales, issuances and settlements:
Purchases	3	—	3
Sales	(3)	—	(3)
Settlements	—	8	8
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	2	—	2
Balance at end of period	$74	$(4)	$70

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

	June 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,717	$1,717	$—	$—
Nuclear decommissioning trust fund debt securities	705	227	478	—
Other trading and available-for-sale debt securities	58	16	42	—
Derivative assets	3	—	3	—
Total assets	2,483	1,960	523	—
Derivative liabilities	(147)	—	(147)	—
Net assets	$2,336	$1,960	$376	$—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,615	$1,615	$—	$—
Nuclear decommissioning trust fund debt securities	677	233	444	—
Other trading and available-for-sale debt securities	58	19	39	—
Derivative assets	3	—	3	—
Total assets	2,353	1,867	486	—
Derivative liabilities	(187)	—	(187)	—
Net assets	$2,166	$1,867	$299	$—
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$(3)	$(31)	$—	$(38)
Total pretax realized or unrealized gains included in earnings	3	—	—	—
Purchases, sales, issuances and settlements:
Issuances	—	1	—	7
Transfers out of Level 3 due to observability of inputs	2	—	2	—
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(2)	(5)	(2)	(4)
Balance at end of period	$—	$(35)	$—	$(35)

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

	June 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,139	$1,139	$—	$—
Nuclear decommissioning trust fund debt securities	493	149	344	—
Other trading and available-for-sale debt securities	2	2	—	—
Derivative assets	1	—	1	—
Total assets	1,635	1,290	345	—
Derivative liabilities	(62)	—	(62)	—
Net assets	$1,573	$1,290	$283	$—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,069	$1,069	$—	$—
Nuclear decommissioning trust fund debt securities	470	137	333	—
Other trading and available-for-sale debt securities	3	3	—	—
Derivative assets	1	—	1	—
Total assets	1,543	1,209	334	—
Derivative liabilities	(66)	—	(66)	—
Net assets	$1,477	$1,209	$268	$—
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$(3)	$(31)	$—	$(38)
Total pretax realized or unrealized gains included in earnings	3	—	—	—
Purchases, sales, issuances and settlements:
Issuances	—	1	—	7
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	(5)	—	(4)
Balance at end of period	$—	$(35)	$—	$(35)
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	June 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$578	$578	$—	$—
Nuclear decommissioning trust fund debt securities and other	212	78	134	—
Other trading and available-for-sale debt securities and other	43	1	42	—
Derivative assets	2	—	2	—
Total assets	835	657	178	—
Derivative liabilities	(85)	—	(85)	—
Net assets	$750	$657	$93	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$546	$546	$—	$—
Nuclear decommissioning trust fund debt securities and other	214	96	118	—
Other trading and available-for-sale debt securities and other	40	2	38	—
Derivative assets	1	—	1	—
Total assets	801	644	157	—
Derivative liabilities	(116)	—	(116)	—
Net assets	$685	$644	$41	$—
DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9.

	June 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$18	$—	$11	$7
Derivative liabilities	(294)	(145)	(114)	(35)
Net assets (liabilities)	$(276)	$(145)	$(103)	$(28)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$96	$50	$21	$25
Derivative liabilities	(95)	(1)	(65)	(29)
Net assets (liabilities)	$1	$49	$(44)	$(4)
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$(19)	$(5)	$(4)	$(6)
Total pretax realized or unrealized gains (losses) included in earnings	(13)	(14)	(19)	(10)
Purchases, sales, issuances and settlements:
Purchases	1	1	1	1
Settlements	—	—	(4)	(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	2	(1)	2	(1)
Transfers out of Level 3 due to observability of inputs	1	—	(4)	—
Balance at end of period	$(28)	$(19)	$(28)	$(19)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at June 30, 2014			$(27)

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

	June 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$70	$70	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	45	—	—	45
Net assets	$145	$70	$30	$45

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$65	$65	$—	$—
Available-for-sale debt securities	29	—	29	—
Derivative assets	12	—	—	12
Net assets	$106	$65	$29	$12
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$7	$4	$12	$10
Total pretax realized or unrealized gains (losses) included in earnings	—	7	27	2
Purchases, sales, issuances and settlements:
Purchases	49	20	49	—
Sales	—	—	—	20
Settlements	(7)	(13)	(38)	(13)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(4)	—	(5)	(1)
Balance at end of period	$45	$18	$45	$18

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2014
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(1)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$2.92	-	$4.71
Financial transmission rights (FTRs)	45	RTO auction pricing	FTR price - per MWh	(4.53)	-	60.90
Electricity contracts	(9)	Discounted cash flow	Forward electricity curves - price per MWh	25.10	-	62.77
Commodity capacity option contracts	4	Discounted cash flow	Forward capacity option curves - price per MW day	27.65	-	161.10
Reserves	(17)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$22
Duke Energy Carolinas
Electricity contracts	$(3)	Discounted cash flow	Forward electricity curves - price per MWh	36.37	-	62.54
Duke Energy Ohio
Electricity contracts	$(13)	Discounted cash flow	Forward electricity curves - price per MWh	25.55	-	65.42
Natural gas contracts	(1)	Discounted cash flow	Forward natural gas curves - price per MMBtu	2.92	-	4.71
Reserves	(14)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(28)
Duke Energy Indiana
FTRs	$45	RTO auction pricing	FTR price - per MWh	(4.53)	-	60.90

	December 31, 2013
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$3.07	-	$5.37
FERC mitigation power sale agreements	(2)	Discounted cash flow	Forward electricity curves - price per MWh	25.79	-	52.38
Financial transmission rights (FTRs)	12	RTO auction pricing	FTR price - per MWh	(0.30)	-	13.80
Electricity contracts	23	Discounted cash flow	Forward electricity curves - price per MWh	20.77	-	58.90
Commodity capacity option contracts	4	Discounted cash flow	Forward capacity option curves - price per MW day	30.40	-	165.10
Reserves	(22)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$13
Duke Energy Carolinas
FERC mitigation power sale agreements	$(2)	Discounted cash flow	Forward electricity curves - price per MWh	25.79	-	52.38
Duke Energy Ohio
Electricity contracts	$18	Discounted cash flow	Forward electricity curves - price per MWh	20.77	-	58.90
Natural gas contracts	(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu	3.07	-	5.37
Reserves	(20)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(4)
Duke Energy Indiana
FTRs	$12	RTO auction pricing	FTR price - per MWh	(0.30)	-	13.80

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

	June 30, 2014		December 31, 2013
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$40,593	$44,558	$40,256	$42,592
Duke Energy Carolinas	8,435	9,510	8,436	9,123
Progress Energy	14,518	16,387	14,115	15,234
Duke Energy Progress	5,717	6,045	5,235	5,323
Duke Energy Florida	5,107	5,892	4,886	5,408
Duke Energy Ohio	1,784	1,983	2,188	2,237
Duke Energy Indiana	3,795	4,374	3,796	4,171
At both June 30, 2014 and December 31, 2013, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2014 and the year ended December 31, 2013, or is expected to be provided in the future, that was not previously contractually required.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

CONSOLIDATED VIEs
The table below shows VIEs consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	June 30, 2014
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida
(in millions)	DERF	DEPR	DEFR	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$704	$471	$403	$506	$17	$19	$2,120
Other	—	—	—	—	115	12	127
Investments and Other Assets
Other	—	—	—	—	30	39	69
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	1,856	18	1,874
Accumulated depreciation and amortization	—	—	—	—	(214)	(5)	(219)
Regulatory Assets and Deferred Debits
Other	1	—	1	—	33	—	35
Total assets	$705	$471	$404	$506	$1,837	$83	$4,006
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$3	$—	$3
Taxes accrued	—	—	—	—	4	—	4
Current maturities of long-term debt	—	—	—	—	64	16	80
Other	—	—	—	—	17	11	28
Long-term Debt(b)	400	300	225	325	863	26	2,139
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	292	—	292
Asset retirement obligations	—	—	—	—	30	—	30
Other	—	—	—	—	33	9	42
Total liabilities	$400	$300	$225	$325	$1,306	$62	$2,618
Net assets of consolidated variable interest entities	$305	$171	$179	$181	$531	$21	$1,388
(a)    Restricted as collateral for non-recourse debt of VIEs.
(b)    Non-recourse to the general assets of the applicable registrant.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2013
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress
(in millions)	DERF	DEPR	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$673	$416	$595	$18	$17	$1,719
Other	—	—	—	89	12	101
Investments and Other Assets
Other	—	—	—	29	51	80
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	1,662	18	1,680
Accumulated depreciation and amortization	—	—	—	(170)	(5)	(175)
Regulatory Assets and Deferred Debits
Other	1	1	—	34	—	36
Total assets	$674	$417	$595	$1,662	$93	$3,441
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$2	$—	$2
Taxes accrued	—	—	—	10	—	10
Current maturities of long-term debt	—	—	—	66	14	80
Other	—	—	—	17	10	27
Long-term Debt(b)	400	300	325	907	34	1,966
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	290	—	290
Asset retirement obligations	—	—	—	26	—	26
Other	1	—	—	17	13	31
Total liabilities	$401	$300	$325	$1,335	$71	$2,432
Net assets of consolidated variable interest entities	$273	$117	$270	$327	$22	$1,009
(a)    Restricted as collateral for non-recourse debt of VIEs.
(b)    Non-recourse to the general assets of the applicable registrant.
These entities have no requirement to provide liquidity to purchase assets of, or guarantee performance of, these VIEs unless noted in the following paragraphs.
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
CRC
On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Ohio and Duke Energy Indiana. Receivables sold are securitized by CRC through a facility managed by two unrelated third parties. The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are typically 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Cash collections from the receivables are the sole source of funds to satisfy the related debt obligation. Depending on experience with collections, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the three or six months ended June 30, 2014 and 2013, respectively. Borrowings fluctuate based on the amount of receivables sold. The credit facility expires in November 2016.
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
Renewables
Certain of Duke Energy’s renewable energy facilities are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer commodity price risk to the buyer of the power. Certain other of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The most significant activities that impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidates the entities as it makes all of these decisions.
NON-CONSOLIDATED VIEs
The tables below show VIEs not consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	June 30, 2014
	Duke Energy			Duke Energy Ohio	Duke Energy Indiana
(in millions)	Renewables	Other	Total
Receivables	$—	$—	$—	$68	$98
Investments in equity method unconsolidated affiliates	152	26	178	—	—
Investments and other assets	—	4	4	—	—
Total assets	$152	$30	$182	$68	$98
Other current liabilities	$—	$3	$3	$—	$—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$17	$17	$—	$—
Net assets (liabilities)	$152	$13	$165	$68	$98

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2013
	Duke Energy			Duke Energy Ohio	Duke Energy Indiana
(in millions)	Renewables	Other	Total
Receivables	$—	$—	$—	$114	$143
Investments in equity method unconsolidated affiliates	153	60	213	—	—
Intangibles, net	—	96	96	96	—
Investments and other assets	—	4	4	—	—
Total assets	$153	$160	$313	$210	$143
Other current liabilities	$—	$3	$3	$—	$—
Deferred credits and other liabilities	—	15	15	—	—
Total liabilities	$—	$18	$18	$—	$—
Net assets	$153	$142	$295	$210	$143
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities.
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
Other
At December 31, 2013, the most significant of the Other non-consolidated VIEs is Duke Energy Ohio’s 9 percent ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006. The OVEC amount was reclassified to Assets held for sale in conjunction with the planned disposition of the Midwest Generation business in the first quarter of 2014. In the second quarter of 2014, Duke Energy Ohio removed OVEC from the disposal group as it has requested cost-based recovery of OVEC in its 2014 Electric Security Plan (ESP) application.
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
Amounts included in Receivables in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value and are classified within Receivables in their Condensed Consolidated Balance Sheets. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated bases of the subordinated notes are not materially different than their face value because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2014	2013	2014	2013
Anticipated credit loss ratio	0.6%	0.6%	0.3%	0.3%
Discount rate	1.2%	1.2%	1.2%	1.2%
Receivable turnover rate	12.8%	12.8%	10.5%	10.3%

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Receivables sold	$236	$290	$311	$340
Less: Retained interests	68	114	98	143
Net receivables sold	$168	$176	$213	$197
The following tables show sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Sales
Receivables sold	$487	$512	$1,228	$1,150	$679	$702	$1,434	$1,449
Loss recognized on sale	(2)	3	(6)	6	(2)	3	(5)	6
Cash flows
Cash proceeds from receivables sold	544	539	1,267	1,156	713	721	1,474	1,446
Collection fees received	1	1	1	1	1	1	1	1
Return received on retained interests	1	2	3	3	1	1	3	3
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

(In millions, except per-share amounts)	Income	Average Shares	EPS
Three Months Ended June 30, 2014
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$611	707	$0.86
Three Months Ended June 30, 2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$340	706	$0.48

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(In millions, except per-share amounts)	Income	Average Shares	EPS
Six Months Ended June 30, 2014
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$516	707	$0.73
Six Months Ended June 30, 2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$969	705	$1.37
Effect of dilutive securities:
Stock options, performance and restricted shares	—	1
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$969	706	$1.37
As of June 30, 2014 and 2013, 2 million of stock options and performance and unvested stock awards were not included in the dilutive securities calculation in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.
For the three months ended June 30, 2014 and 2013, Duke Energy declared dividends of $0.78 per share and $1.545 per share, respectively. For the six months ended June 30, 2014 and 2013, Duke Energy declared dividends of $1.56 per share and $2.31 per share, respectively.
14. STOCK-BASED COMPENSATION
For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.
Duke Energy recorded pretax stock-based compensation expense as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Stock options	$—	$—	$—	$2
Restricted stock unit awards	11	12	22	26
Performance awards	5	7	10	18
Total	$16	$19	$32	$46
Tax benefit associated with stock-based compensation expense	$6	$8	$12	$18
Stock-based compensation costs capitalized	1	1	2	2
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings based on age and/or years of service and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year or four-year average earnings, (ii) highest three-year or four-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), and/or (iii) highest three-year or four-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. As of January 1, 2014, the qualified and non-qualified non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make any contributions to its qualified defined benefit retirement plans during the six months ended June 30, 2014 and 2013.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$34	$11	$10	$5	$5	$1	$2
Interest cost on projected benefit obligation	86	21	28	14	15	5	8
Expected return on plan assets	(127)	(33)	(43)	(22)	(22)	(6)	(11)
Amortization of actuarial loss	37	9	17	8	8	1	3
Amortization of prior service credit	(3)	(2)	(1)	(1)	(1)	—	—
Other	1	—	—	1	1	—	—
Net periodic pension costs	$28	$6	$11	$5	$6	$1	$2

	Three Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$42	$13	$15	$6	$7	$1	$3
Interest cost on projected benefit obligation	80	20	29	12	14	6	7
Expected return on plan assets	(137)	(37)	(49)	(24)	(22)	(7)	(11)
Amortization of actuarial loss	61	15	25	12	13	3	5
Amortization of prior service credit	(3)	(1)	(1)	—	(1)	—	—
Other	1	—	—	—	—	—	—
Net periodic pension costs	$44	$10	$19	$6	$11	$3	$4

	Six Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$68	$21	$20	$10	$10	$2	$4
Interest cost on projected benefit obligation	172	42	56	27	29	10	15
Expected return on plan assets	(255)	(66)	(86)	(43)	(43)	(13)	(20)
Amortization of actuarial loss	74	18	34	16	16	2	6
Amortization of prior service credit	(7)	(4)	(2)	(1)	(1)	—	—
Other	3	1	1	1	1	—	—
Net periodic pension costs	$55	$12	$23	$10	$12	$1	$5

	Six Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$84	$25	$30	$11	$15	$3	$6
Interest cost on projected benefit obligation	160	40	58	25	27	11	14
Expected return on plan assets	(274)	(74)	(99)	(47)	(44)	(15)	(22)
Amortization of actuarial loss	122	30	50	23	25	6	11
Amortization of prior service credit	(6)	(3)	(2)	—	(1)	—	—
Other	3	1	1	—	—	—	—
Net periodic pension costs	$89	$19	$38	$12	$22	$5	$9

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

	Three Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$1	$—	$—
Interest cost on projected benefit obligation	3	—	—	—	1
Amortization of actuarial loss	1	—	1	—	—
Net periodic pension costs	$5	$—	$2	$—	$1

	Three Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	1	2	1	1
Amortization of actuarial loss	1	—	1	—	—
Net periodic pension costs	$5	$1	$3	$1	$1

	Six Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$1	$—	$—
Interest cost on projected benefit obligation	7	—	2	1	1
Amortization of actuarial loss	1	—	1	—	—
Amortization of prior service credit	—	—	—	—	—
Net periodic pension costs	$9	$—	$4	$1	$1

	Six Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	7	1	4	1	1
Amortization of actuarial loss	3	—	2	—	—
Amortization of prior service credit	(1)	—	(1)	—	—
Net periodic pension costs	$10	$1	$5	$1	$1
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
Duke Energy did not make any contributions to its other post-retirement benefit plans during the three and six months ended June 30, 2014 and 2013.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$3	$1	$1	$1	$1	$—	$—
Interest cost on accumulated post-retirement benefit obligation	13	3	5	2	3	1	2
Expected return on plan assets	(3)	(2)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	10	—	11	8	3	(1)	—
Amortization of prior service credit	(32)	(2)	(23)	(18)	(6)	—	—
Net periodic other post-retirement benefit costs	$(9)	$—	$(6)	$(7)	$1	$—	$1

	Three Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$7	$—	$5	$3	$2	$—	$—
Interest cost on accumulated post-retirement benefit obligation	18	3	12	6	4	1	2
Expected return on plan assets	(4)	(2)	—	—	—	—	—
Amortization of actuarial loss (gain)	13	1	15	9	4	(1)	—
Amortization of prior service credit	(3)	(2)	(1)	(1)	—	—	—
Net periodic other post-retirement benefit costs	$31	$—	$31	$17	$10	$—	$2

	Six Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$5	$1	$2	$1	$2	$—	$—
Interest cost on accumulated post-retirement benefit obligation	25	6	11	5	6	1	3
Expected return on plan assets	(6)	(4)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	20	1	21	15	5	(1)	—
Amortization of prior service credit	(63)	(5)	(47)	(36)	(11)	—	—
Net periodic other post-retirement benefit costs	$(19)	$(1)	$(13)	$(15)	$2	$—	$2

	Six Months Ended June 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$14	$1	$11	$6	$4	$—	$—
Interest cost on accumulated post-retirement benefit obligation	36	6	23	12	8	1	3
Expected return on plan assets	(7)	(5)	—	—	—	—	—
Amortization of actuarial loss (gain)	26	2	29	18	8	(1)	—
Amortization of prior service credit	(6)	(4)	(1)	(1)	—	—	—
Net periodic other post-retirement benefit costs	$63	$—	$62	$35	$20	$—	$3

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
As of January 1, 2014, for new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period is provided to the employee’s savings plan account, which is subject to a three-year vesting schedule.
The following table includes pretax employer matching contributions, as well as the additional contribution of 4 percent of eligible pay per pay period for employees not eligible to participate in a defined benefit plan, made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Three Months Ended June 30,
2014	$36	$12	$11	$7	$3	$1	$2
2013	30	10	10	6	3	1	1
Six Months Ended June 30,
2014	$80	$26	$23	$16	$7	$2	$4
2013	71	24	22	12	7	2	3
16. INCOME TAXES
The effective tax rates for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Duke Energy	25.4%	32.5%	13.6%	33.6%
Duke Energy Carolinas	28.9%	37.4%	33.6%	37.2%
Progress Energy	37.7%	59.9%	37.4%	36.7%
Duke Energy Progress	37.3%	39.6%	36.9%	38.7%
Duke Energy Florida	38.7%	38.0%	38.6%	39.8%
Duke Energy Ohio	36.2%	36.3%	35.5%	35.9%
Duke Energy Indiana	36.9%	37.5%	36.8%	37.5%
The decrease in the effective tax rate for Duke Energy for the three and six months ended June 30, 2014 is primarily due to the first quarter of 2014 impairment of the Midwest Generation business and a deferred tax benefit recorded in the second quarter of 2014 as a result of the merger of two Chilean subsidiaries.
The decrease in the effective tax rate for Duke Energy Carolinas for the three and six months ended June 30, 2014 is primarily due to favorable audit settlements and changes in apportionment related to state income tax.
The decrease in the effective tax rate for Progress Energy for the three months ended June 30, 2014 is primarily due to the pretax loss in 2013 related to the 2013 FPSC settlement agreement.
The decrease in the effective tax rate for Duke Energy Progress for the three and six months ended June 30, 2014 is primarily due to certain nondeductible book depreciation.
The decrease in the effective tax rate for Duke Energy Florida for the six months ended June 30, 2014 is primarily due to certain nondeductible book depreciation.
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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2014, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items are measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the dollar and per-share impact of special items and mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the impact of derivative contracts, which are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Power segment and also relate to existing derivative positions that may have tenors beyond the planned disposal date of the nonregulated Midwest generation business. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g., coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. However, due to the divestiture of the nonregulated Midwest generation business as mentioned above, certain derivative positions have tenors beyond the planned disposal date of these assets. As such, management expects to exclude any settlement of these derivative positions from adjusted diluted EPS as these realized gains and losses more closely relate to the loss on disposal of these assets. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common shareholders, which include the dollar and per-share impact of special items, mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.
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
See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

PART I

Executive Overview
The following table reconciles non-GAAP measures to their most directly comparable GAAP measures.

	Three Months Ended June 30, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$689	$146	$16	$851	$(65)	$786	$1.11
Costs to achieve Progress Energy merger	—	—	—	—	(38)	(38)	(0.06)
Economic hedges (mark-to-market)	—	—	(136)	(136)	—	(136)	(0.19)
Segment income (loss)	$689	$146	$(120)	$715	$(103)	612
Loss from Discontinued Operations						(3)	—
Net Income Attributable to Duke Energy						$609	$0.86

	Three Months Ended June 30, 2013
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income (loss) /Adjusted earnings	$590	$87	$(3)	$674	$(57)	$617	$0.87
Crystal River Unit 3 impairment	(180)	—	—	(180)	—	(180)	(0.26)
Nuclear development charges	(57)	—	—	(57)	—	(57)	(0.08)
Costs to achieve Progress Energy merger	—	—	—	—	(51)	(51)	(0.07)
Litigation reserve	—	—	—	—	(31)	(31)	(0.04)
Economic hedges (mark-to-market)	—	—	44	44	—	44	0.06
Segment income	$353	$87	$41	$481	$(139)	342
Loss from Discontinued Operations						(3)	—
Net Income Attributable to Duke Energy						$339	$0.48
The variance in adjusted earnings for three months ended June 30, 2014, compared to the same period in 2013, was primarily due to:

•	Increased retail pricing and riders primarily resulting from the implementation of revised rates in most jurisdictions;

•	Favorable weather in 2014 compared to 2013;

•	Higher results in Latin America, due to a tax benefit related to the reorganization of Chilean operations;

•	A decrease in the effective tax rates due to a state tax settlement that resulted in a favorable adjustment to deferred taxes; and

•	Lower operating and maintenance expense primarily due to decreased donations required by a 2013 NCUC rate case order and nuclear levelization.
Partially offset by:

•	Higher depreciation and amortization expense primarily due to higher depreciable asset base and lower reductions to cost of removal reserves.

	Six Months Ended June 30, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$1,426	$276	$26	$1,728	$(113)	$1,615	$2.28
Midwest Generation impairment	—	—	(867)	(867)	—	(867)	(1.23)
Costs to achieve Progress Energy merger	—	—	—	—	(72)	(72)	(0.10)
Economic hedges (mark-to-market)	—	—	(158)	(158)	—	(158)	(0.22)
Segment income (loss)	$1,426	$276	$(999)	$703	$(185)	$518
Loss from Discontinued Operations						(6)	(0.01)
Net Income Attributable to Duke Energy						$512	$0.72

PART I

	Six Months Ended June 30, 2013
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$1,246	$184	$3	$1,433	$(100)	$1,333	$1.89
Crystal River Unit 3 impairment	(180)	—	—	(180)	—	(180)	(0.26)
Costs to achieve Progress Energy merger	—	—	—	—	(85)	(85)	(0.13)
Nuclear development charges	(57)	—	—	(57)	—	(57)	(0.08)
Litigation reserve	—	—	—	—	(31)	(31)	(0.04)
Economic hedges (mark-to-market)	—	—	(4)	(4)	—	(4)	(0.01)
Segment income (loss)	$1,009	$184	$(1)	$1,192	$(216)	976
Loss from Discontinued Operations						(3)	—
Net Income Attributable to Duke Energy						$973	$1.37
The variance in adjusted earnings for six months ended June 30, 2014, compared to the same period in 2013, was primarily due to:

•	Increased retail pricing and riders primarily resulting from the implementation of revised rates in most jurisdictions;

•	Favorable weather in 2014 compared to 2013;

•	Higher results in Latin America due to a tax benefit related to the reorganization of Chilean operations and higher spot pricing and volumes in Brazil;

•	Increased weather-normal retail sales volumes for the regulated businesses;

•	A decrease in the effective tax rates due to a state tax settlement that resulted in a favorable adjustment to deferred taxes; and

•	Higher results from the wind and solar portfolios.
Partially offset by:

•	Higher depreciation and amortization expense primarily due to higher depreciable asset base and a lower reduction to cost of removal reserve;

•	Lower post in-service debt returns due to projects added to customer rates.
SEGMENT RESULTS
The remaining information in this discussion of results of operations is presented on a GAAP basis.
Regulated Utilities

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Variance	2014	2013	Variance
Operating Revenues	$5,283	$4,920	$363	$11,088	$9,980	$1,108
Operating Expenses	4,019	4,165	(146)	8,446	8,005	441
Gains on Sales of Other Assets and Other, net	—	4	(4)	1	6	(5)
Operating Income	1,264	759	505	2,643	1,981	662
Other Income and Expenses, net	62	48	14	131	109	22
Interest Expense	275	242	33	545	478	67
Income Before Income Taxes	1,051	565	486	2,229	1,612	617
Income Tax Expense	362	212	150	803	603	200
Segment Income	$689	$353	$336	$1,426	$1,009	$417

Duke Energy Carolinas GWh sales	20,836	20,202	634	44,529	42,448	2,081
Duke Energy Progress GWh sales	14,693	14,055	638	30,854	28,756	2,098
Duke Energy Florida GWh sales	9,840	9,853	(13)	18,501	17,869	632
Duke Energy Ohio GWh sales	5,824	5,800	24	12,303	11,978	325
Duke Energy Indiana GWh sales	8,455	7,937	518	17,329	16,442	887
Total Regulated Utilities GWh sales	59,648	57,847	1,801	123,516	117,493	6,023
Net proportional MW capacity in operation				49,452	49,560	(108)

PART I

Three Months Ended June 30, 2014 as Compared to June 30, 2013
Regulated Utilities’ results were positively impacted by higher retail pricing and rate riders, favorable weather, lower operation and maintenance costs, an increase in wholesale power margins, and prior year impairments. These impacts were partially offset by higher depreciation and amortization expense and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	A $142 million net increase in retail pricing primarily due to retail rate changes and updated rate riders;

•
A $138 million increase in fuel revenues driven primarily by (i) increased demand from electric retail customers resulting from favorable weather conditions, and (ii) higher fuel rates for electric retail customers for all jurisdictions, except North Carolina. Fuel revenues represent sales to retail and wholesale customers;

•
A $73 million increase in electric sales (net of fuel revenue) to retail customers due to more favorable weather conditions. For the Carolinas, cooling degree days for the second quarter of 2014 were 10 percent above normal as compared with 14 percent below normal during the same period in 2013. For the Midwest, cooling degree days for the second quarter of 2014 were flat to normal as compared with 1 percent below normal during the same period in 2013. For Florida, cooling degree days for the second quarter of 2014 were 1 percent above normal as compared with 1 percent below normal during the same period in 2013; and

•	An $18 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts.
Operating Expenses. The variance was driven primarily by:

•
A $345 million decrease due to 2013 impairment and other charges primarily related to Crystal River Unit 3 Nuclear Station (Crystal River Unit 3) and Duke Energy Florida's proposed Levy Nuclear Station (Levy);

•	A $22 million decrease due to a 2013 impairment resulting from the decision to suspend the application for two proposed nuclear units at the Shearon Harris Nuclear Station (Harris); and

•	A $20 million decrease in operating and maintenance expense primarily due to 2013 donations for low-income customers and job training in accordance with a 2013 NCUC rate case order.
Partially offset by:

•
A $134 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) higher volumes of coal and gas used in electric generation due primarily to increased generation resulting from favorable weather conditions, and (ii) higher natural gas prices; and

•
A $131 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets, and higher 2013 reductions to cost of removal reserves in accordance with regulatory orders.

Other Income and Expenses, net. The variance is primarily due to recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended June 30, 2014 and 2013 was 34.4 percent and 37.6 percent, respectively. The decrease in the effective tax rate is primarily due to favorable audit settlements and changes in apportionment related to state income tax.
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Regulated Utilities’ results were positively impacted by higher retail pricing and rate riders, favorable weather, higher weather normal sales volumes, an increase in wholesale power margins, and prior year impairments. These impacts were partially offset by higher depreciation and amortization expense, higher operation and maintenance costs, and higher interest expense. The following is a detailed discussion of the variance drivers by line item.

PART I

Operating Revenues. The variance was driven primarily by:

•
A $467 million increase in fuel revenues driven primarily by (i) increased demand from electric retail customers resulting from favorable weather conditions, and (ii) higher fuel rates for electric retail customers for all jurisdictions, except North Carolina. Fuel revenues represent sales to retail and wholesale customers;

•	A $357 million net increase in retail pricing primarily due to retail rate changes and updated rate riders;

•
A $168 million increase in electric sales (net of fuel revenue) to retail customers due to more favorable weather conditions. For the first half of 2014 in the Carolinas, cooling degree days were 8 percent above normal as compared with 15 percent below normal during the same period in 2013, and heating degree days were 15 percent above normal as compared with 7 percent above normal during the same period in 2013. For the first half of 2014 in the Midwest, heating degree days were 22 percent above normal as compared with 5 percent above normal during the same period in 2013. For the first half of 2014 in Florida, heating degree days were 1 percent above normal as compared with 19 percent below normal during the same period in 2013;

•	A $64 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand; and

•	A $49 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts.
Operating Expenses. The variance was driven primarily by:

•
A $454 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) higher volumes of coal, oil and gas used in electric generation due primarily to increased generation resulting from favorable weather conditions, and (ii) higher natural gas prices;

•
A $274 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets, and higher 2013 reductions to cost of removal reserves in accordance with regulatory orders; and

•
An $83 million increase in operating and maintenance expense primarily due to repairs and remediation expenses associated with the Dan River coal ash discharge and higher storm costs, partially offset by lower nuclear costs, including nuclear outage levelization costs, and 2013 donations for low-income customers and job training in accordance with a 2013 NCUC rate case order.

Partially offset by:

•	A $345 million decrease due to 2013 impairment and other charges primarily related to Crystal River Unit 3 and Levy; and

•	A $22 million decrease due to a 2013 impairment resulting from the decision to suspend the application for two proposed nuclear units at Harris.
Other Income and Expenses, net. The variance is primarily due to recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates, partially offset by lower AFUDC equity, due to placing the Sutton plant into service in late 2013.
Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2014 and 2013 was 36 percent and 37.4 percent, respectively. The decrease in the effective tax rate is primarily due to favorable audit settlements and changes in apportionment related to state income tax.
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
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at the retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The United States Attorney for the Eastern District of North Carolina initiated a criminal investigation related to the discharge. The North Carolina legislature is in committee regarding a proposal of an ash basin management bill. In addition, Duke Energy has disclosed estimated costs of various potential approaches to ash management for North Carolina ash basins. The outcome of these lawsuits, investigation and any potential legislative actions could have an adverse impact to Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Variance	2014	2013	Variance
Operating Revenues	$364	$406	$(42)	$746	$798	$(52)
Operating Expenses	254	270	(16)	485	533	(48)
Gains on Sales of Other Assets and Other, net	5	—	5	5	—	5
Operating Income	115	136	(21)	266	265	1
Other Income and Expense, net	52	14	38	109	47	62
Interest Expense	23	17	6	46	38	8
Income Before Income Taxes	144	133	11	329	274	55
Income Tax (Benefit) Expense	(5)	42	(47)	46	84	(38)
Less: Income Attributable to Noncontrolling Interests	3	4	(1)	7	6	1
Segment Income	$146	$87	$59	$276	$184	$92

Sales, GWh	4,281	4,926	(645)	9,522	9,682	(160)
Net proportional MW capacity in operation				4,411	4,584	(173)
Three Months Ended June 30, 2014 as Compared to June 30, 2013
International Energy’s results were positively impacted by a tax benefit related to a reorganization of Chilean operations, higher equity earnings in National Methanol Company (NMC), and the absence of a prior year net remeasurement loss in Peru, partially offset by lower sales volumes and unfavorable exchange rates in Brazil. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	A $10 million decrease in Brazil due to unfavorable exchange rates and lower sales volumes partially offset by higher average prices;

•	An $8 million decrease in Chile as a result of lower sales volumes partially offset by higher average prices;

•	An $8 million decrease in Argentina due to unfavorable exchange rates and lower average prices partially offset by higher sales volumes;

•	An $8 million decrease in Peru as a result of lower sales volumes; and

•	A $7 million decrease in Central America due to lower sales volumes and average prices.
Operating Expenses. The variance was driven primarily by:

•	A $10 million decrease in Central America due to lower fuel consumption as a result of decreased dispatch;

•	A $10 million decrease in Argentina as a result of favorable exchange rates and lower purchased power; and

•	A $5 million decrease in Peru due to lower purchased power and fuel consumption.
Partially offset by:

•	A $9 million increase in Brazil as a result of higher purchased power partially offset by favorable exchange rates.
Other Income and Expenses, net. The variance is primarily due to the absence of a prior year remeasurement loss in Peru, and higher equity earnings in NMC as a result of higher methyl tertiary-butyl ether (MTBE) sales volumes partially offset by higher butane costs.
Income Tax Expense. The variance was primarily due to a deferred tax benefit recorded in the second quarter of 2014 as a result of the merger of two Chilean subsidiaries, resulting in a decrease to the effective tax rate. The effective tax rate for the three months ended June 30, 2014 and 2013 was (4.1) percent and 31.9 percent, respectively.
Six Months Ended June 30, 2014 as Compared to June 30, 2013
International Energy’s results were positively impacted by a tax benefit related to a reorganization of Chilean operations, a net remeasurement gain in Latin America, higher equity earnings in NMC, and higher average prices and sales volumes partially offset by unfavorable exchange rates in Brazil. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	A $27 million decrease in Central America as a result of lower average prices and sales volumes;

•	A $15 million decrease in Argentina due to unfavorable exchange rates and lower average prices partially offset by higher sales volumes; and

•	A $12 million decrease in Peru as a result of lower sales volumes and unfavorable exchange rates partially offset by higher average prices.

PART I

Operating Expenses. The variance was driven primarily by:

•	A $27 million decrease in Central America due to lower fuel consumption;

•	A $16 million decrease in Argentina as a result of lower purchased power and fuel consumption, and favorable exchange rates; and

•	A $9 million decrease in Peru due to lower purchased power and fuel consumption.
Other Income and Expenses, net. The variance is primarily due to a net remeasurement gain in Latin America and higher equity earnings in NMC as a result of higher MTBE and methanol sales volumes partially offset by higher butane costs.
Income Tax Expense. The variance was primarily due to a deferred tax benefit recorded in second quarter of 2014 as a result of the merger of two Chilean subsidiaries, which resulted in a decrease in the effective tax rate, and an increase in pretax income. The effective tax rate for the six months ended June 30, 2014 and 2013 was 13.9 percent and 30.6 percent, respectively.
Commercial Power

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Variance	2014	2013	Variance
Operating Revenues	$309	$557	$(248)	$758	$1,009	$(251)
Operating Expenses	502	508	(6)	2,364	1,041	1,323
Gains on Sales of Other Assets and Other, net	1	1	—	1	1	—
Operating (Loss) Income	(192)	50	(242)	(1,605)	(31)	(1,574)
Other Income and Expense, net	5	—	5	10	11	(1)
Interest Expense	23	17	6	38	32	6
(Loss) Income Before Income Taxes	(210)	33	(243)	(1,633)	(52)	(1,581)
Income Tax Benefit	(90)	(8)	(82)	(634)	(51)	(583)
Segment (Loss) Income	$(120)	$41	$(161)	$(999)	$(1)	$(998)

Coal-fired plant production, GWh	3,087	4,185	(1,098)	7,798	8,734	(936)
Gas-fired plant production, GWh	3,981	3,341	640	7,773	7,238	535
Renewable plant production, GWh	1,469	1,415	54	3,058	2,820	238
Total Commercial Power production, GWh	8,537	8,941	(404)	18,629	18,792	(163)
Net proportional MW capacity in operation				7,839	8,127	(288)
Three Months Ended June 30, 2014 as Compared to June 30, 2013
Commercial Power’s results were primarily attributable to unfavorable mark-to-market results on non-qualifying commodity hedge contracts, partially offset by higher PJM Interconnection LLC (PJM) capacity revenues. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
A $262 million decrease in net mark-to-market revenues on non-qualifying power hedge contracts, consisting of mark-to-market losses of $183 million in 2014 compared to gains of $79 million in 2013; and

•	A $38 million decrease for the coal-fired generation assets driven primarily by decreased volumes.
Partially offset by:

•	A $21 million increase in PJM capacity revenues related to higher average cleared capacity auction pricing beginning in May 2014;

•	A $17 million increase for Duke Energy Retail Sales, LLC (Duke Energy Retail) resulting from higher volumes and favorable pricing; and

•	A $9 million increase for the gas-fired generation assets driven primarily by increased volumes, partially offset by lower power prices.
Operating Expenses. The variance was driven primarily by:

•
A $42 million decrease in depreciation for the nonregulated Midwest generation business resulting primarily from ceasing to depreciate fixed assets once the assets were reclassified to held for sale at March 31, 2014;

•	A $23 million decrease in fuel expenses from the coal-fired generation assets driven by lower volumes, and coal costs, partially offset by unfavorable economic hedge settlements.

PART I

Partially offset by:

•	A $21 million impairment related to ongoing capital maintenance investments that are not expected to increase the fair value of the nonregulated Midwest generation business;

•	A $20 million increase in purchased power and capacity to serve Duke Energy Retail customers;

•	An $18 million increase in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $28 million in 2014 compared to losses of $10 million in 2013.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the three months ended June 30, 2014 and 2013 was 42.6 percent and (23.3) percent, respectively. The increase in the effective tax rate was primarily due to pretax loss in 2014 as compared to pretax income in 2013.
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Commercial Power’s results were negatively impacted by the impairment for the nonregulated Midwest generation business and unfavorable mark-to-market results on non-qualifying commodity hedge contracts. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
A $320 million decrease in net mark-to-market revenues on non-qualifying power hedge contracts, consisting of mark-to-market losses of $309 million in 2014 compared to gains of $11 million in 2013; and

•	A $53 million decrease for the coal-fired generation assets driven primarily by lower realized power prices and volumes.
Partially offset by:

•	A $79 million increase for Duke Energy Retail resulting from favorable pricing and volumes;

•	A $29 million increase in PJM capacity revenues related to higher average cleared capacity auction pricing beginning in May 2014; and

•	A $15 million increase for Duke Energy Renewables driven primarily by higher production.
Operating Expenses. The variance was driven primarily by:

•	A $1,402 million impairment recognized for the plan to exit the nonregulated Midwest generation business; and

•	A $95 million increase in purchased power to serve Duke Energy Retail customers.
Partially offset by:

•	A $78 million decrease in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $61 million in 2014 compared to losses of $17 million in 2013;

•
A $44 million decrease in depreciation for the nonregulated Midwest generation business resulting primarily from ceasing to depreciate fixed assets of the disposal group once the assets were reclassified to held for sale at March 31, 2014; and

•	A $25 million decrease in fuel expenses from the coal-fired generation assets driven by lower volumes and coal costs, partially offset by unfavorable economic hedge settlements.
Income Tax Expense. The variance was primarily due to an increase in pretax losses. The effective tax rate for the six months ended June 30, 2014 and 2013 was 38.8 percent and 97.6 percent, respectively. The decrease in the effective tax rate was primarily due to the first quarter of 2014 impairment of the nonregulated Midwest generation business.
Matters Impacting Future Commercial Power Results
On February 17, 2014, Commercial Power announced it had initiated a process to exit its nonregulated Midwest generation business. Commercial Power expects to dispose of the nonregulated Midwest generation business by the end of the first quarter of 2015. Commercial Power recognized a pretax loss of $1.4 billion for the six months ended June 30, 2014, which represents the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. The impairment will be updated, if necessary, based on changes in the estimated fair value as additional information related to the potential transaction becomes available.
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

PART I

Changes or variability in assumptions used in calculating fair value of the renewables reporting unit for goodwill testing purposes including, but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $84 million at June 30, 2014. In addition, management periodically reviews individual projects within Commercial Power’s renewables portfolio to evaluate ongoing alignment with the strategic direction of the business. A determination that a project is no longer consistent with the business strategy and a decision to divest of a project or projects could result in an impairment charge.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Variance	2014	2013	Variance
Operating Revenues	$28	$36	$(8)	$53	$71	$(18)
Operating Expenses	100	156	(56)	184	246	(62)
Losses on Sales of Other Assets and Other, net	—	(4)	4	—	(4)	4
Operating Loss	(72)	(124)	52	(131)	(179)	48
Other Income and Expense, net	15	8	7	22	19	3
Interest Expense	103	105	(2)	208	200	8
Loss Before Income Taxes	(160)	(221)	61	(317)	(360)	43
Income Tax Benefit	(58)	(81)	23	(133)	(141)	8
Less: Income (Loss) Attributable to Noncontrolling Interests	1	(1)	2	1	(3)	4
Net Expense	$(103)	$(139)	$36	$(185)	$(216)	$31
Three Months Ended June 30, 2014 as Compared to June 30, 2013
Other’s results were positively impacted by a decrease in operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to mark-to-market activity of mitigation sales related to the Progress Energy merger, partially offset by prior-year mark-to-market activity for Duke Energy Trading and Marketing, LLC (DETM), which was divested in 2013.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger and lower litigation reserves, partially offset by unfavorable loss experience at Bison Insurance Company Limited (Bison).
Income Tax Expense. The variance was primarily due to a decrease in pretax losses. The effective tax rate for the three months ended June 30, 2014 and 2013 was 35.9 percent and 37 percent, respectively. The decrease in the effective tax rate is primarily due to favorable audit settlements.
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Other’s results were positively impacted by a decrease in operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to mark-to-market activity of mitigation sales related to the Progress Energy merger, partially offset by prior-year mark-to-market activity for DETM, which was divested in 2013.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger and lower litigation reserves, partially offset by unfavorable loss experience at Bison.
Income Tax Expense. The variance was primarily due to a decrease in pretax losses. The effective tax rate for the six months ended June 30, 2014 and 2013 was 41.9 percent and 39.1 percent, respectively. The increase in the effective tax rate is primarily due to an unfavorable consolidated adjustment recorded in the second quarter of 2013.
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

PART I

DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Six Months Ended June 30,
(in millions)	2014	2013	Variance
Operating Revenues	$3,755	$3,320	$435
Operating Expenses	2,808	2,537	271
Gains on Sales of Other Assets and Other, net	—	2	(2)
Operating Income	947	785	162
Other Income and Expenses, net	93	65	28
Interest Expense	203	173	30
Income Before Income Taxes	837	677	160
Income Tax Expense	281	252	29
Net Income	$556	$425	$131
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase over prior year	2014
Residential sales	6.8%
General service sales	3.2%
Industrial sales	2.4%
Wholesale power sales	4.0%
Total sales	4.9%
Average number of customers	0.9%
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Operating Revenues. The variance was driven primarily by:

•
A $203 million increase in fuel revenues driven primarily by increased demand from retail customers, mainly due to favorable weather conditions, and higher natural gas prices. Fuel revenues represent sales to retail and wholesale customers;

•	A $116 million increase in retail pricing and updated rate riders, which primarily reflects the impact of the 2013 North Carolina and South Carolina retail rate cases;

•
An $82 million increase in electric sales (net of fuel revenues) to retail customers due to favorable weather conditions. Heating degree days for the first half of 2014 were 16 percent above normal compared to 7 percent above normal during the same period in 2013 and cooling degree days for the first half of 2014 were 7 percent above normal as compared to 16 percent below normal in 2013; and

•	A $28 million increase in weather-normal sales volumes to retail customers reflecting increased demand.
Operating Expenses. The variance was driven primarily by:

•
A $200 million increase in fuel expense (including purchased power) primarily related to increased generation due to higher sales volumes and increased prices of natural gas used in electric generation, net of change in fuel mix;

•
A $42 million increase in depreciation and amortization primarily due to higher depreciation as a result of additional plant in service and amortization of certain regulatory assets, partially offset by lower amortization expense due to reductions in regulatory liabilities for costs of removal in accordance with the 2013 North Carolina and South Carolina rate case orders; and

•
A $14 million increase in operating and maintenance expenses primarily due to higher storm costs and repairs and remediation expenses associated with the Dan River coal ash discharge, partially offset by lower nuclear outage expenses including the impacts of levelization, lower nuclear non-outage costs and fossil outage costs.

Other Income and Expenses, net. The variance was primarily due to the recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates, partially offset by lower interest on bonds due to refinancings in the prior year.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2014 and 2013 was 33.6 percent and 37.2 percent, respectively. The decrease in the effective tax rate was primarily due to favorable audit settlements and changes in apportionment related to state income tax.

PART I

Matters Impacting Future Results
Appeals of recently approved rate cases are pending at the North Carolina Supreme Court. The NCAG and NC WARN dispute the rate of return, capital structure and other matters approved by the NCUC. The outcome of these appeals could have an adverse impact to Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at the retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The United States Attorney for the Eastern District of North Carolina initiated a criminal investigation related to the discharge. The North Carolina legislature is in committee regarding a proposal of an ash basin management bill. In addition, Duke Energy has disclosed estimated costs of various potential approaches to ash management for North Carolina ash basins. The outcome of these lawsuits, investigation and any potential legislative actions could have an adverse impact to Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Six Months Ended June 30,
(in millions)	2014	2013	Variance
Operating Revenues	$4,962	$4,467	$495
Operating Expenses	3,998	3,924	74
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	965	544	421
Other Income and Expenses, net	28	37	(9)
Interest Expense	336	358	(22)
Income From Continuing Operations Before Taxes	657	223	434
Income Tax Expense From Continuing Operations	246	82	164
Income From Continuing Operations	411	141	270
Loss From Discontinued Operations, net of tax	(6)	(4)	(2)
Net Income	405	137	268
Less: Net Income Attributable to Noncontrolling Interest	1	1	—
Net Income Attributable to Parent	$404	$136	$268
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Operating Revenues. The variance was driven primarily by:

•
A $257 million increase in fuel and capacity revenues driven primarily by increased demand from wholesale and retail customers, partially resulting from favorable weather conditions, and higher fuel rates for wholesale customers reflective of higher fuel costs for Duke Energy Progress; and a higher fuel rate in the current year related to lower Nuclear Electric Insurance Limited (NEIL) insurance reimbursements and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement for Duke Energy Florida;

•	A $99 million increase in retail pricing, which primarily reflects the impact of the 2013 North Carolina retail rate case in North Carolina and the 2014 base rate increase in Florida;

•
A $69 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions. For Duke Energy Progress, Heating degree days for the six months ended June 30, 2014 were 15 percent above normal compared to 6 percent above normal for the prior year and cooling degree days were 10 percent above normal compared to 14 percent below normal for the prior year. For Duke Energy Florida, Heating degree days for the second quarter of 2014 were 24 percent higher compared to the same period in 2013;

•	A $32 million increase in nuclear cost recovery clause and energy conservation cost recovery clause revenues at Duke Energy Florida due to higher recovery rates in the current year;

•	A $20 million increase (net of fuel revenue) in GWh sales to retail customers due to higher weather-normal sales volumes to retail customers; and

•	A $12 million increase in wholesale power revenues at Duke Energy Progress primarily due to higher energy rates, increased capacity rates and higher peak demand.
Operating Expenses. The variance was driven primarily by:

•	A $242 million increase in fuel expenses (including purchased power) primarily due to increased sales volumes and higher fuel prices;

•
A $153 million increase in depreciation and amortization. For Duke Energy Florida the increase is primarily due to a reduction of the cost of removal component of amortization expense in 2013 as allowed under the 2012 Settlement and increased environmental cost recovery clause amortization related to prior year under-recovery and nuclear cost recovery clause amortization due to an increase in recoverable nuclear assets in the current year. For Duke Energy Progress the increase is primarily due to a prior year reversal of a portion of cost of removal reserves in accordance with the 2013 NCUC rate case order; and

•
A $36 million increase in operations and maintenance expenses at Duke Energy Progress due to higher storm costs and nuclear outage expenses including the impacts of nuclear levelization, partially offset by prior year donations for low-income customers and job training in accordance with the 2013 NCUC rate case order.

PART I

Partially offset by:

•	A $344 million decrease at Duke Energy Florida due to 2013 impairment and other charges primarily related to Crystal River Unit 3 and Levy; and

•	A $22 million prior year impairment charge at Duke Energy Progress resulting from the decision to suspend the application for two proposed nuclear units at the Harris nuclear station.
Interest Expense. The variance was primarily due to the $29 million charge to interest expense on the redemption of Progress Energy’s 7.10 percent Cumulative QUIPS in January of 2013.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2014 and 2013 was 37.4 percent and 36.7 percent, respectively.
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
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The North Carolina legislature is in committee regarding a proposal of an ash basin management bill. In addition, Duke Energy has disclosed estimated costs of various potential approaches to ash management for North Carolina ash basins. The outcome of these lawsuits and any potential legislative actions could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Six Months Ended June 30,
(in millions)	2014	2013	Variance
Operating Revenues	$2,613	$2,351	$262
Operating Expenses	2,144	1,973	171
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	470	378	92
Other Income and Expenses, net	16	22	(6)
Interest Expense	115	95	20
Income Before Income Taxes	371	305	66
Income Tax Expense	137	118	19
Net Income and Comprehensive Income	$234	$187	$47
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior period	2014
Residential sales	8.8%
General service sales	3.5%
Industrial sales	(2.2)%
Wholesale power sales	15.7%
Total sales	7.3%
Average number of customers	1.0%
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Operating Revenues. The variance was driven primarily by:

•
A $137 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from wholesale and retail customers, partially resulting from favorable weather conditions, and higher fuel rates for wholesale customers reflective of higher fuel costs. Fuel revenues represent sales to retail and wholesale customers;

•	A $64 million increase in retail pricing, which primarily reflects the impact of the 2013 North Carolina retail rate case;

•
A $54 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions. Heating degree days for the six months ended June 30, 2014 were 15 percent above normal compared to 6 percent above normal for the prior year and cooling degree days were 10 percent above normal compared to 14 percent below normal for the prior year; and

•	A $12 million increase in wholesale power revenues primarily due to higher energy rates, increased capacity rates and higher peak demand.
Operating Expenses. The variance was driven primarily by:

•	A $131 million increase in fuel expenses (including purchased power) primarily due to increased sales volumes;

•
A $36 million increase in operations and maintenance expenses primarily due to higher storm costs and nuclear outage expenses including the impacts of nuclear levelization, partially offset by prior year donations for low-income customers and job training in accordance with the 2013 NCUC rate case order; and

•	A $36 million increase in depreciation and amortization expenses primarily due to a prior year reversal of a portion of cost of removal reserves in accordance with the 2013 NCUC rate case order.
Partially offset by:

•
A $40 million decrease due to an $18 million reduction to a 2012 impairment charge related to the disallowance of transmission project costs, which are a portion of the Long-Term FERC Mitigation and a $22 million prior year impairment charge resulting from the decision to suspend the application for two proposed nuclear units at the Harris nuclear station.

Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates and lower AFUDC debt due to projects placed in service.

PART I

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2014 and 2013 was 36.9 percent and 38.7 percent, respectively. The decrease in the effective tax rate was primarily due to certain nondeductible book depreciation.
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
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The North Carolina legislature is in committee regarding a proposal of an ash basin management bill. In addition, Duke Energy has disclosed estimated costs of various potential approaches to ash management for North Carolina ash basins. The outcome of these lawsuits and any potential legislative actions could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Six Months Ended June 30,
(in millions)	2014	2013	Variance
Operating Revenues	$2,341	$2,110	$231
Operating Expenses	1,846	1,943	(97)
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	495	168	327
Other Income and Expenses, net	11	13	(2)
Interest Expense	99	92	7
Income Before Income Taxes	407	89	318
Income Tax Expense	157	36	121
Net Income	$250	$53	$197
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

Increase over prior period	2014
Residential sales	2.6%
General service sales	0.5%
Industrial sales	1.4%
Wholesale power sales	6.8%
Total sales	3.5%
Average number of customers	1.3%
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Operating Revenues. The variance was driven primarily by:

•
A $120 million increase in fuel and capacity revenues primarily due to a higher fuel rate in the current year related to lower NEIL insurance reimbursements and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement. Fuel revenues represent sales to retail and wholesale customers;

•	A $35 million net increase in base revenues due primarily to the 2014 base rate increase;

•	A $32 million increase in nuclear cost recovery clause and energy conservation cost recovery clause revenues due to higher recovery rates in the current year;

•
A $15 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. Heating degree days for the second quarter of 2014 were 24 percent higher compared to the same period in 2013; and

•	A $14 million increase in weather-normal sales volumes to retail customers reflecting increased demand.
Operating Expenses. The variance was driven primarily by:

•	A $344 million decrease due to 2013 impairment and other charges primarily related to Crystal River Unit 3 and Levy.
Partially offset by:

•
A $129 million increase in depreciation and amortization primarily due to a reduction of the cost of removal component of amortization expense in 2013 as allowed under the 2012 Settlement and increased environmental cost recovery clause amortization related to prior year under-recovery and nuclear cost recovery clause amortization due to an increase in recoverable nuclear assets in the current year; and

•	A $110 million increase in fuel used in electric generation and purchased power due to higher sales volumes driven by increased demand and higher fuel prices.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2014 and 2013 was 38.6 percent and 39.8 percent, respectively. The decrease in the effective tax rate was primarily due to certain nondeductible book depreciation.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Six Months Ended June 30,
(in millions)	2014	2013	Variance
Operating Revenues	$1,294	$1,558	$(264)
Operating Expenses	2,794	1,471	1,323
Gains on Sales of Other Assets and Other, net	—	4	(4)
Operating (Loss) Income	(1,500)	91	(1,591)
Other Income and Expenses, net	5	3	2
Interest Expense	51	36	15
(Loss) Income Before Income Taxes	(1,546)	58	(1,604)
Income Tax (Benefit) Expense	(549)	21	(570)
Net (Loss) Income	$(997)	$37	$(1,034)
The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year	2014
Residential sales	5.9%
General service sales	2.3%
Industrial sales	3.9%
Wholesale power sales	(37.9)%
Total sales	2.7%
Average number of customers	0.6%
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Operating Revenues. The variance was driven primarily by:

•	A $342 million decrease in net mark-to-market revenue on non-qualifying power hedge contracts, consisting of mark-to-market losses of $343 million in 2014 compared to losses of $1 million in 2013; and

•	A $53 million decrease for the coal-fired generation assets driven primarily by lower realized power prices and volumes.
Partially offset by:

•	A $40 million increase in regulated fuel revenues primarily driven by higher fuel costs and increased sales volumes;

•	A $29 million increase in retail pricing and rate riders primarily due to 2013 rate increases;

•	A $29 million increase in PJM capacity revenue related to higher average cleared capacity auction pricing beginning in May 2014; and

•	An $11 million increase in electric revenues from the gas-fired generation assets driven primarily by higher realized power prices and volumes.
Operating Expenses. The variance was driven primarily by:

•	A $1,438 million impairment recognized for the nonregulated Midwest generation business; and

•	A $59 million increase in regulated fuel expense driven primarily by higher fuel costs, increased volumes, and higher purchased power expense.
Partially offset by:

•	A $78 million decrease in net mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $61 million in 2014 compared to losses of $17 million in 2013;

•
A $30 million decrease in depreciation and amortization for the nonregulated Midwest generation business resulting primarily from ceasing to depreciate fixed assets once the assets were reclassified to held-for-sale at March 31, 2014;

•	A $30 million decrease in operating and maintenance expenses primarily due to lower corporate governance costs; and

•	A $25 million decrease in fuel expense for the coal-fired generation assets driven by lower coal costs, partially offset with unfavorable economic hedge settlements.

PART I

Interest Expense. The increase was primarily due to higher average debt balances in 2014 compared to 2013.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the six months ended June 30, 2014 and 2013 was 35.5 percent and 35.9 percent, respectively.
Matters Impacting Future Results
On February 17, 2014, Duke Energy Ohio announced it had initiated a process to exit its nonregulated Midwest generation business. Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business by the end of the first quarter of 2015. Duke Energy Ohio recognized a pretax loss of $1.4 billion for the six months ended June 30, 2014, which represents the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. The impairment will be updated, if necessary, based on changes in the estimated fair value as additional information related to the potential transaction becomes available.
In 2013, a FERC Administrative Law Judge issued an initial decision holding that Duke Energy Ohio is responsible for certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of Duke Energy Ohio’s withdrawal. The initial decision will be reviewed by FERC. If FERC upholds the initial decision, Duke Energy Ohio intends to file an appeal in federal court. If Duke Energy Ohio ultimately is found to be responsible for these costs, a portion of these costs may not be eligible for recovery, resulting in an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Six Months Ended June 30,
(in millions)	2014	2013	Variance
Operating Revenues	$1,593	$1,424	$169
Operating Expenses	1,200	1,075	125
Operating Income	393	349	44
Other Income and Expenses, net	11	10	1
Interest Expense	87	84	3
Income Before Income Taxes	317	275	42
Income Tax Expense	117	103	14
Net Income	$200	$172	$28
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase over prior year	2014
Residential sales	7.7%
General service sales	1.8%
Industrial sales	2.5%
Wholesale power sales	18.4%
Total sales	5.4%
Average number of customers	0.6%
Six Months Ended June 30, 2014 as Compared to June 30, 2013
Operating Revenues. The variance was driven primarily by:

•	A $77 million net increase in rate riders primarily due to updates to the integrated gasification combined cycle (IGCC) rider;

•	A $63 million increase in fuel revenues (including emission allowances) due to an increase in fuel rates as a result of higher fuel and purchased power costs;

•	An $11 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand; and

•	An $8 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions.
Operating Expenses. The variance was driven primarily by:

•	A $57 million increase in fuel costs primarily driven by higher fuel costs;

•	A $50 million increase in depreciation primarily as a result of the Edwardsport IGCC plant being placed into service in the second quarter of 2013; and

•
A $12 million increase in operation and maintenance primarily due to higher operation and maintenance costs, and increased retail customer services costs, partially offset by lower amortization of certain previously deferred operations and maintenance expenses.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2014 and 2013 was 36.8 percent and 37.5 percent, respectively.
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
Credit Facility and Registration Statements
Master Credit Facility Summary
Duke Energy has a master credit facility with a capacity of $6 billion through December 2018. The Subsidiary Registrants, excluding Progress Energy, each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the master credit facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the master credit facility.

	June 30, 2014
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Notes payable and commercial paper(b)	(1,409)	(873)	(300)	(75)	—	(11)	(150)
Outstanding letters of credit	(64)	(57)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(156)	—	(75)	—	—	—	(81)
Available capacity	$4,371	$1,320	$621	$673	$649	$639	$469

(a)	Represents the sublimit of each borrower at June 30, 2014.

(b)
Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified within Long-term Debt in Duke Energy Carolinas' and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

PremierNotes
Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of June 30, 2014 and December 31, 2013 was $909 million and $836 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.
Shelf Registration
In September 2013, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

PART I

DEBT MATURITIES
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2014
Unsecured Debt
Duke Energy (Parent)	September 2014	3.950%	$500
Duke Energy (Parent)	April 2015	3.350%	450
Duke Energy	July 2014	15.370%	196
First Mortgage Bonds
Duke Energy Ohio	March 2015	0.370%	150
Duke Energy Progress	April 2015	5.150%	300
Other			291
Current maturities of long-term debt			$1,887
CASH FLOWS FROM OPERATING ACTIVITIES
The relatively stable operating cash flows of Regulated Utilities compose a substantial portion of Duke Energy’s cash flows from operations. Regulated Utilities’ cash flows from operations are primarily driven by sales of electricity and natural gas and costs of operations. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages and storms, can affect the timing and level of cash flows from operations. Duke Energy provides the liquidity support for Commercial Power’s coal-fired and gas-fired assets that are dispatched into the PJM wholesale market. Commercial Power has economically hedged a portion of its forecasted generation through 2018 with various counterparties, and a substantial portion of these contracts require daily posting of margin, which can be significant. Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately the master credit facility, to support these operations. Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2013 for additional information).
At June 30, 2014, Duke Energy had cash and cash equivalents and short-term investments of $2 billion, of which $1.7 billion is held by entities domiciled in foreign jurisdictions and is forecasted to be used to fund the operations of and investments in International Energy. Undistributed earnings associated with foreign operations are considered indefinitely reinvested. As a result, no U.S. tax is recorded on such earnings. This assertion is based on management’s determination the cash held in foreign jurisdictions is not needed to fund Duke Energy’s U.S. operations and that it either has invested or has intentions to reinvest such earnings. While management currently intends to indefinitely reinvest all unremitted foreign earnings, should circumstances change, Duke Energy may need to record additional income tax expense in the period in which such determination changes. The cumulative undistributed earnings as of June 30, 2014, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes, is approximately $2.6 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $360 million and $435 million.
Duke Energy is conducting a strategic review of its international business. The review is considering a wide range of options and opportunities for growth of the business, including strategies for utilization of off-shore cash. Duke Energy expects to complete the strategic review in late 2014 or early 2015.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2014, each of the Duke Energy Registrants was in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.
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
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The Duke Energy Registrants' credit ratings at Fitch, Moody’s and S&P have not changed since February 13, 2014, and their outlooks remain stable, excluding Duke Energy Carolinas. On June 17, 2014, the Duke Energy Carolinas' rating outlook from Fitch was revised from stable to positive. The credit ratings for Duke Energy Carolinas are stable at Moody's and S&P.

PART I

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended June 30,
(in millions)	2014	2013
Cash flows provided by (used in):
Operating activities	$2,619	$2,843
Investing activities	(2,367)	(2,562)
Financing activities	255	(134)
Net increase in cash and cash equivalents	507	147
Cash and cash equivalents at beginning of period	1,501	1,424
Cash and cash equivalents at end of period	$2,008	$1,571
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended June 30,
(in millions)	2014	2013
Net income	$520	$976
Non-cash adjustments to net income	3,012	2,367
Working capital	(913)	(500)
Net cash provided by operating activities	$2,619	$2,843
The variance was driven primarily by:

•	A $413 million decrease in working capital mainly due to the under collection of fuel and purchased power costs due to increased consumption and current year incentive payments, net of accruals.
Partially offset by:

•	A $189 million increase in net income after non-cash adjustments, mainly due to increased retail pricing and rate riders, favorable weather and weather-normal volumes.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended June 30,
(in millions)	2014	2013
Capital, investment and acquisition expenditures	$(2,454)	$(2,764)
Available for sale securities, net	20	(52)
Proceeds from sales of other assets	119	38
Other investing items	(52)	216
Net cash used in investing activities	$(2,367)	$(2,562)
The variance was primarily due to:

•	A $310 million decrease in capital, investment and acquisition expenditures primarily due to lower spending for expansion and maintenance projects at Regulated Utilities and

•	An $81 million increase in proceeds due to the sale of Las Flores at International Energy.
Partially offset by:

•	A $192 million return of collateral related to the Chilean hydro acquisition in 2013.

PART I

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended June 30,
(in millions)	2014	2013
Issuance of common stock related to employee benefit plans	$23	$7
Issuance of long-term debt, net	331	294
Notes payable and commercial paper	1,024	763
Dividends paid	(1,107)	(1,085)
Other financing items	(16)	(113)
Net cash provided by (used in) financing activities	$255	$(134)
The variance was due primarily to:

•	A $261 million increase in proceeds from net issuances of notes payable and commercial paper, primarily to fund the short-term working capital needs; and

•	A $96 million prior year payment for the redemption of preferred stock of subsidiaries.
Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2014
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy Florida	Duke Energy
Unsecured Debt
April 2014(a)	April 2024	3.750%	$600	$—	$—	$600
April 2014(a)	April 2017	0.610%	400	—	—	400
June 2014(b)	May 2019	10.700%	—	—	—	108
June 2014(b)	May 2021	13.900%	—	—	—	110
Secured Debt
March 2014(c)	March 2017	0.854%	—	—	225	225
First Mortgage Bonds
March 2014(d)	March 2044	4.375%	—	400	—	400
March 2014(d)	March 2017	0.430%	—	250	—	250
Total issuances			$1,000	$650	$225	$2,093

(a)
Proceeds will be used to redeem $402 million of tax-exempt bonds at Duke Energy Ohio, the repayment of outstanding commercial paper and for general corporate purposes. See Note 8 for additional information related to the redemption of Duke Energy Ohio's tax-exempt bonds.

(b)	Proceeds will be used to repay $196 million of current maturities at International and for general corporate purposes.

(c)
Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Florida. Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes. See Note 12 for further details.

(d)	Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.
OTHER MATTERS
North Carolina Ash Basins
On February 2, 2014, a break in a 48-inch stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the 48-inch stormwater pipe, stopping the release of materials into the river. On February 21, 2014, a permanent plug was installed in a 36-inch stormwater pipe beneath the ash basin. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the event.
See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for further discussion of Duke Energy’s response to the release.

PART I

Midwest Generation Exit
On February 17, 2014, Duke Energy announced it had initiated a process to exit its nonregulated Midwest generation business. Duke Energy expects to dispose of the nonregulated Midwest generation business by the end of the first quarter of 2015.
Duke Energy recorded a pretax impairment on these assets of approximately $1.4 billion for the six months ended June 30, 2014, which represents the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. The fair value of the disposal group was based on the income approach, which estimates fair value using discounted cash flows, and indicative bids received to date. The impairment will be updated, if necessary, based on changes in estimated fair value as additional information related to the potential transaction becomes available.
Duke Energy continues to believe the carrying value of the nonregulated Midwest Generation assets are recoverable under a scenario where it would continue to own and operate the assets. However, merchant power plants have in the recent past delivered volatile returns in the competitive energy markets in the Midwest. In Ohio, the PUCO had granted revenue support from regulated retail markets to help stabilize returns during the transition to competitive markets. However, in early 2014 a request for continued revenue support was denied by the PUCO. This decision made it clear the energy markets in Ohio were to be fully unregulated. Although the undiscounted cash flows recover the carrying value of these assets, the recovery period is over a long period of time, with risks inherent in operating these assets in competitive energy markets and in an ever changing landscape of environmental regulations related to fossil fuel based generation sources. Therefore, management initiated a plan to sell these assets to realize the fair value over a shorter period while reducing the risk and volatility associated with these assets. Ultimately, management concluded in early 2014 that the projected risk and earnings profile of these assets was no longer consistent with Duke Energy’s strategy.
Environmental Regulations
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
The following sections outline various proposed and recently enacted regulations that may impact the Duke Energy Registrants.
Clean Water Act 316(b)
The EPA signed the final 316(b) cooling water intake structure rule on May 19, 2014. The rule will be effective 60 days after publication in the Federal Register and will be applicable to 27 to 32 of the steam electric generating facilities the Duke Energy Registrants own and operate depending on unit retirement dates and the date of the divestiture of Duke Energy Ohio's nonregulated Midwest generation assets. The rule allows several options for demonstrating compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any intake structure modifications and/or retrofits that are required would need to be in place in the 2019 to 2022 timeframe. Given the number of compliance options allowed, and the fact that the final determination of controls required will be made by the state permitting agencies, the Duke Energy Registrants are unable to predict the cost of compliance at this time.
Cross-State Air Pollution Rule
On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual SO2 budgets and annual seasonal NOx budgets that were to take effect on January 1, 2012.
On August 21, 2012, the D.C. Circuit Court vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR). The CAIR requires additional reductions in SO2 and NOx emissions beginning in 2015. On April 29, 2014, the Supreme Court reversed the D.C. Circuit Court’s decision, finding that with CSAPR, the EPA reasonably interpreted the good neighbor provision of the Clean Air Act. The case has been remanded to the D.C. Circuit Court for further proceedings consistent with the Supreme Court’s opinion. As part of those proceedings, the EPA has requested the D.C. Circuit Court lift the CSAPR stay and direct Phase 1 of the rule take effect on January 1, 2015. The Duke Energy Registrants cannot predict the outcome of the proceedings.
If or when the CSAPR takes effect, the stringency of the CSAPR requirements will vary among the Duke Energy Registrants. Where the CSAPR requirements are constraining, actions to meet the requirements could include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR is not expected to result in Duke Energy Registrants adding new emission controls.
Coal Combustion Residuals
On June 21, 2010, the EPA proposed a regulation under the Resource Conservation and Recovery Act, related to coal combustion residuals (CCR) associated with the generation of electricity from coal. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either (i) be regulated as hazardous waste or (ii) continue to be regulated as non-hazardous waste. On October 29, 2013, the U.S. District Court for the District of Columbia directed the EPA to provide the Court, within 60 days of the Order, a proposed schedule for completing the CCR rulemaking. On January 29, 2014, the EPA filed a consent decree agreeing to issue the final rule by December 19, 2014. The Duke Energy Registrants cannot predict the outcome of this rulemaking, but the impact could be significant.
Steam Electric Effluent Limitation Guidelines
On June 7, 2013, the EPA proposed Steam Electric Effluent Limitations Guidelines (ELGs). The EPA is under a revised court order to finalize the rule by September 30, 2015. The EPA has proposed eight options for the rule, which vary in stringency and cost. The proposed regulation applies to seven waste streams, including wastewater from air pollution control equipment and ash transport water. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. Requirements to comply with the final rule may begin as early as late 2018 for some facilities. The Duke Energy Registrants are unable to predict the outcome of the rulemaking, but the impact could be significant.

PART I

Carbon Dioxide New Source Performance Standards
On January 8, 2014, the EPA proposed a rule to establish carbon dioxide (CO2) emissions standards for new pulverized coal, IGCC, natural gas combined cycle, and simple cycle electric generating units commencing construction on or after the date the proposal appeared in the Federal Register. Based on the proposal, future coal and IGCC units will be required to employ carbon capture and storage technology to meet the proposed standard.
The Duke Energy Registrants do not expect a material impact on their future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal. It is not known when the EPA might finalize the rule.
CO2 Existing Source Performance Standards
The EPA proposed CO2 emission guidelines for existing fossil fuel-fired electric generating units were published in the Federal Register on June 18, 2014. After a 120-day public comment period, the EPA is expected to finalize the guidelines by June 1, 2015. Once emission guidelines are finalized, states will be required to develop regulations that will apply to covered sources, based on the emission performance standards established by the EPA in its guidelines. Based on the EPA proposal, states are to develop and submit their regulations to the EPA for approval between June 30, 2016 and June 30, 2018. The EPA has proposed a phasing in of CO2 emission reductions over the period 2020 to 2030. The Duke Energy Registrants are unable to predict the outcome of this rulemaking, but the impact could be significant.
Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule, previously referred to as the Utility MACT Rule, was issued on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. Strategies to achieve compliance with the final rule will include installing new air emission control equipment, developing monitoring processes, fuel switching, and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4 regarding potential plant retirements.
In April 2014, several petitions for review of the final rule were denied by the D.C. Circuit Court. Several petitioners in the case have requested the Supreme Court review the D.C. Circuit Court's decision. The Duke Energy Registrants cannot predict the outcome of the litigation and are planning for the rule to be implemented as promulgated. Refer to the table below for a summary of estimated costs to comply with the MATS regulations.
Estimated Cost and Impacts of EPA Rulemakings
The ultimate compliance requirements for the above environmental regulations will not be known until all the rules have been finalized. For planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed on existing power plants and certain ash basin management costs to comply with these EPA regulations could total $5 billion to $6 billion, excluding AFUDC, over the next 10 years. A portion of the costs in this range, including actions outlined in a March 12, 2014 letter to the governor of the state of North Carolina, is included in the baseline assumptions included in the Ash Basins disclosure in Note 5. This estimate assumes coal ash will retain a non-hazardous designation and primarily assumes cap in place closure for ash basins. The cost estimate would be significantly higher if coal ash is deemed a hazardous material and if coal ash is required to be excavated and relocated to lined landfills.
The table below includes estimated costs for new control equipment necessary to comply with the MATS rule, which is the only rule that has become effective.

(in millions)	Range
Duke Energy	$525	—	625
Duke Energy Carolinas	40	—	50
Progress Energy	25	—	40
Duke Energy Progress	10	—	15
Duke Energy Florida	15	—	25
Duke Energy Ohio	35	—	50
Duke Energy Indiana	425	—	485
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

PART I

New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements, “Organization and Basis of Presentation,” for a discussion of the impact of new accounting standards.
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2014, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and six months ended June 30, 2014, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
Subsequent Events
See Note 17 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and six months ended June 30, 2014, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2014, see Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the second quarter of 2014.

PART II

ITEM 6. EXHIBITS
Exhibits filed herein are designed by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
3.1
Amended and Restated Certificate of Incorporation of Duke Energy Corporation, effective May 20, 2014 (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on May 20, 2014, File No. 1-32853).
X
4.1
Eleventh Supplemental Indenture, dated as of April 4, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A.
(incorporated by reference to Exhibit 4.1 of Duke Energy Corporation's Current Report on Form 8-K filed on April 4, 2014, File No. 1-32853).
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

PART II

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

Date:	August 7, 2014	/S/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer

Date:	August 7, 2014	/S/ BRIAN D. SAVOY
Brian D. Savoy Vice President, Controller and Chief Accounting Officer