Form 10-Q
period 2014-09-30
Duke Energy CORP; Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, INC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, INC.
filed 2014-11-07
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒
Number of shares of Common Stock outstanding at November 4, 2014:

Registrant	Description	Shares
Duke Energy	Common Stock, $0.001 par value	707,290,608
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.
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

◦	The extent and timing of the costs and liabilities relating to the Dan River ash basin release and compliance with current and any future regulatory changes related to the management of coal ash;

◦	The ability to recover eligible costs, including those associated with future significant weather events, and earn an adequate return on investment through the regulatory process;

◦	The costs of decommissioning Crystal River Unit 3 could prove to be more extensive than are currently identified and all costs may not be fully recoverable through the regulatory process;

◦	The risk that the credit ratings of the company or its subsidiaries may be different from what the companies expect;

◦	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per-share amounts)	2014	2013	2014	2013
Operating Revenues
Regulated electric	$5,861	$5,685	$16,549	$15,355
Nonregulated electric, natural gas and other	449	449	1,403	1,415
Regulated natural gas	85	83	414	362
Total operating revenues	6,395	6,217	18,366	17,132
Operating Expenses
Fuel used in electric generation and purchased power - regulated	2,132	2,013	5,940	5,394
Fuel used in electric generation and purchased power - nonregulated	148	130	410	435
Cost of natural gas and other	27	18	181	132
Operation, maintenance and other	1,409	1,402	4,254	4,211
Depreciation and amortization	788	672	2,305	1,940
Property and other taxes	275	319	936	972
Impairment charges	1	2	81	388
Total operating expenses	4,780	4,556	14,107	13,472
Gains (Losses) on Sales of Other Assets and Other, net	4	(1)	11	3
Operating Income	1,619	1,660	4,270	3,663
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	28	32	97	91
Other income and expenses, net	109	55	293	182
Total other income and expenses	137	87	390	273
Interest Expense	405	378	1,212	1,125
Income From Continuing Operations Before Income Taxes	1,351	1,369	3,448	2,811
Income Tax Expense from Continuing Operations	460	423	1,081	909
Income From Continuing Operations	891	946	2,367	1,902
Income (Loss) From Discontinued Operations, net of tax	378	62	(578)	82
Net Income	1,269	1,008	1,789	1,984
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(5)	4	3	7
Net Income Attributable to Duke Energy Corporation	$1,274	$1,004	$1,786	$1,977

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$1.25	$1.33	$3.33	$2.67
Diluted	$1.25	$1.33	$3.33	$2.67
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$0.55	$0.09	$(0.81)	$0.12
Diluted	$0.55	$0.09	$(0.81)	$0.12
Net Income attributable to Duke Energy Corporation common shareholders
Basic	$1.80	$1.42	$2.52	$2.79
Diluted	$1.80	$1.42	$2.52	$2.79
Weighted-average shares outstanding
Basic	707	706	707	706
Diluted	707	706	707	706

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net Income	$1,269	$1,008	$1,789	$1,984
Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	(102)	(8)	(50)	(137)
Pension and OPEB adjustments	1	—	1	5
Net unrealized gains (losses) on cash flow hedges(a)	2	1	(10)	55
Reclassification into earnings from cash flow hedges	2	1	5	1
Unrealized (losses) gains on investments in available-for-sale securities	—	(1)	2	(5)
Reclassification into earnings from available-for-sale-securities	—	3	—	3
Other Comprehensive Loss, net of tax	(97)	(4)	(52)	(78)
Comprehensive Income	1,172	1,004	1,737	1,906
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(1)	4	8	3
Comprehensive Income Attributable to Duke Energy Corporation	$1,173	$1,000	$1,729	$1,903

(a)
Net of insignificant tax expense and $5 million tax benefit for the three and nine months ended September 30, 2014 and $1 million tax benefit and $17 million tax expense for the three and nine months ended September 30, 2013.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,931	$1,501
Short-Term investments	—	44
Receivables (net of allowance for doubtful accounts of $16 at September 30, 2014 and $30 at December 31, 2013)	854	1,286
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $52 at September 30, 2014 and $43 at December 31, 2013)	2,069	1,719
Inventory	3,200	3,250
Assets held for sale	335	—
Regulatory assets	1,232	895
Other	1,954	1,821
Total current assets	11,575	10,516
Investments and Other Assets
Investments in equity method unconsolidated affiliates	350	390
Nuclear decommissioning trust funds	5,374	5,132
Goodwill	16,331	16,340
Assets held for sale	2,718	107
Other	3,287	3,432
Total investments and other assets	28,060	25,401
Property, Plant and Equipment
Cost	104,140	103,115
Accumulated depreciation and amortization	(34,545)	(33,625)
Net property, plant and equipment	69,595	69,490
Regulatory Assets and Deferred Debits
Regulatory assets	10,252	9,191
Other	174	181
Total regulatory assets and deferred debits	10,426	9,372
Total Assets	$119,656	$114,779
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,801	$2,391
Notes payable and commercial paper	1,787	839
Taxes accrued	704	551
Interest accrued	476	440
Current maturities of long-term debt	1,156	2,104
Liabilities associated with assets held for sale	284	7
Regulatory liabilities	175	316
Other	1,868	1,996
Total current liabilities	8,251	8,644
Long-Term Debt	38,702	38,152
Deferred Credits and Other Liabilities
Deferred income taxes	12,989	12,097
Investment tax credits	431	442
Accrued pension and other post-retirement benefit costs	1,231	1,322
Liabilities associated with assets held for sale	57	66
Asset retirement obligations	8,499	4,950
Regulatory liabilities	6,220	5,949
Other	1,823	1,749
Total deferred credits and other liabilities	31,250	26,575
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 707 million and 706 million shares outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	39,388	39,365
Retained earnings	2,479	2,363
Accumulated other comprehensive loss	(456)	(399)
Total Duke Energy Corporation stockholders' equity	41,412	41,330
Noncontrolling interests	41	78
Total equity	41,453	41,408
Total Liabilities and Equity	$119,656	$114,779

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,789	$1,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,641	2,365
Equity component of AFUDC	(99)	(121)
Community support and charitable contributions expense	—	34
(Gains) losses on sales of other assets	(27)	8
Impairment charges	848	388
Deferred income taxes	562	1,014
Equity in earnings of unconsolidated affiliates	(97)	(91)
Accrued pension and other post-retirement benefit costs	81	259
Contributions to qualified pension plans	—	(27)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	128	(14)
Receivables	(24)	(154)
Inventory	(17)	119
Other current assets	(315)	(48)
Increase (decrease) in
Accounts payable	(303)	(412)
Taxes accrued	37	245
Other current liabilities	(99)	(31)
Other assets	(100)	(307)
Other liabilities	162	(221)
Net cash provided by operating activities	5,167	4,990
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,755)	(3,854)
Investment expenditures	(65)	(53)
Acquisitions	(16)	—
Purchases of available-for-sale securities	(2,424)	(4,591)
Proceeds from sales and maturities of available-for-sale securities	2,445	4,687
Net proceeds from the sales of equity investments and other assets	172	59
Change in restricted cash	(15)	166
Other	(76)	20
Net cash used in investing activities	(3,734)	(3,566)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,217	2,993
Issuance of common stock related to employee benefit plans	24	8
Payments for the:
Redemption of long-term debt	(2,503)	(2,506)
Redemption of preferred stock of a subsidiary	—	(96)
Notes payable and commercial paper	941	537
Distributions to noncontrolling interests	(45)	(9)
Dividends paid	(1,670)	(1,636)
Other	33	27
Net cash used in financing activities	(1,003)	(682)
Net increase in cash and cash equivalents	430	742
Cash and cash equivalents at beginning of period	1,501	1,424
Cash and cash equivalents at end of period	$1,931	$2,166
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$466	$383

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Net Gains (Losses) on Available-for-Sale Securities	Pension and OPEB Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	704	$1	$39,279	$1,889	$(116)	$(100)	$—	$(90)	$40,863	$78	$40,941
Net income	—	—	—	1,977	—	—	—	—	1,977	7	1,984
Other comprehensive (loss) income	—	—	—	—	(133)	56	(2)	5	(74)	(4)	(78)
Common stock issuances, including dividend reinvestment and employee benefits	2	—	38	—	—	—	—	—	38	—	38
Common stock dividends	—	—	—	(1,636)	—	—	—	—	(1,636)	—	(1,636)
Premium on the redemption of preferred stock of subsidiaries	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(9)	(9)
Balance at September 30, 2013	706	$1	$39,317	$2,227	$(249)	$(44)	$(2)	$(85)	$41,165	$72	$41,237

Balance at December 31, 2013	706	$1	$39,365	$2,363	$(307)	$(40)	$—	$(52)	$41,330	$78	$41,408
Net income	—	—	—	1,786	—	—	—	—	1,786	3	1,789
Other comprehensive (loss) income	—	—	—	—	(55)	(5)	2	1	(57)	5	(52)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	23	—	—	—	—	—	23	—	23
Common stock dividends	—	—	—	(1,670)	—	—	—	—	(1,670)	—	(1,670)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(45)	(45)
Balance at September 30, 2014	707	$1	$39,388	$2,479	$(362)	$(45)	$2	$(51)	$41,412	$41	$41,453

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$1,938	$1,919	$5,693	$5,239
Operating Expenses
Fuel used in electric generation and purchased power	524	539	1,685	1,500
Operation, maintenance and other	465	456	1,415	1,392
Depreciation and amortization	260	228	750	676
Property and other taxes	59	90	263	282
Impairment charges	—	—	3	—
Total operating expenses	1,308	1,313	4,116	3,850
Losses on Sales of Other Assets and Other, net	—	(2)	—	—
Operating Income	630	604	1,577	1,389
Other Income and Expenses, net	44	29	137	94
Interest Expense	104	82	307	255
Income Before Income Taxes	570	551	1,407	1,228
Income Tax Expense	193	209	474	461
Net Income	$377	$342	$933	$767
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	1	2	1
Comprehensive Income	$377	$343	$935	$768

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$34	$23
Receivables (net of allowance for doubtful accounts of $3 at September 30, 2014 and December 31, 2013)	123	186
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at September 30, 2014 and December 31, 2013)	695	673
Receivables from affiliated companies	117	75
Notes receivable from affiliated companies	339	222
Inventory	973	1,065
Regulatory assets	388	295
Other	247	309
Total current assets	2,916	2,848
Investments and Other Assets
Nuclear decommissioning trust funds	2,965	2,840
Other	975	1,000
Total investments and other assets	3,940	3,840
Property, Plant and Equipment
Cost	37,670	34,906
Accumulated depreciation and amortization	(12,544)	(11,894)
Net property, plant and equipment	25,126	23,012
Regulatory Assets and Deferred Debits
Regulatory assets	1,986	1,527
Other	42	46
Total regulatory assets and deferred debits	2,028	1,573
Total Assets	$34,010	$31,273
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$514	$701
Accounts payable to affiliated companies	176	161
Taxes accrued	334	147
Interest accrued	130	97
Current maturities of long-term debt	7	47
Regulatory liabilities	31	65
Other	399	393
Total current liabilities	1,591	1,611
Long-Term Debt	8,087	8,089
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,725	5,706
Investment tax credits	205	210
Accrued pension and other post-retirement benefit costs	149	161
Asset retirement obligations	3,691	1,594
Regulatory liabilities	2,690	2,576
Other	663	676
Total deferred credits and other liabilities	13,123	10,923
Commitments and Contingencies
Member's Equity
Member's equity	10,922	10,365
Accumulated other comprehensive loss	(13)	(15)
Total member's equity	10,909	10,350
Total Liabilities and Member's Equity	$34,010	$31,273

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$933	$767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	952	865
Equity component of AFUDC	(68)	(70)
Community support and charitable contributions expense	—	14
Impairment charges	3	—
Deferred income taxes	47	487
Accrued pension and other post-retirement benefit costs	16	29
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(7)
Receivables	5	(24)
Receivables from affiliated companies	(42)	(37)
Inventory	91	23
Other current assets	(130)	35
Increase (decrease) in
Accounts payable	(167)	(90)
Accounts payable to affiliated companies	15	107
Taxes accrued	173	18
Other current liabilities	7	2
Other assets	23	(80)
Other liabilities	21	(66)
Net cash provided by operating activities	1,879	1,973
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,289)	(1,205)
Purchases of available-for-sale securities	(1,533)	(1,883)
Proceeds from sales and maturities of available-for-sale securities	1,516	1,847
Notes receivable from affiliated companies	(117)	(213)
Other	(27)	(11)
Net cash used in investing activities	(1,450)	(1,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(42)	—
Distributions to parent	(376)	(500)
Other	—	(2)
Net cash used in financing activities	(418)	(502)
Net increase in cash and cash equivalents	11	6
Cash and cash equivalents at beginning of period	23	19
Cash and cash equivalents at end of period	$34	$25
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$177	$111

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Member's Equity
(Unaudited)

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net (Losses) Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total
Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872
Net income	767	—	—	767
Other comprehensive income	—	1	—	1
Distributions to parent	(500)	—	—	(500)
Balance at September 30, 2013	$10,155	$(14)	$(1)	$10,140

Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350
Net income	933	—	—	933
Other comprehensive income	—	2	—	2
Distributions to parent	(376)	—	—	(376)
Balance at September 30, 2014	$10,922	$(12)	$(1)	$10,909

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$2,863	$2,766	$7,825	$7,233
Operating Expenses
Fuel used in electric generation and purchased power	1,214	1,154	3,234	2,932
Operation, maintenance and other	564	559	1,714	1,653
Depreciation and amortization	294	240	851	644
Property and other taxes	127	141	415	423
Impairment charges	1	2	(16)	368
Total operating expenses	2,200	2,096	6,198	6,020
Gains on Sales of Other Assets and Other, net	2	1	3	2
Operating Income	665	671	1,630	1,215
Other Income and Expenses, net	26	26	54	63
Interest Expense	166	162	502	520
Income From Continuing Operations Before Taxes	525	535	1,182	758
Income Tax Expense From Continuing Operations	195	207	441	289
Income From Continuing Operations	330	328	741	469
Income (Loss) From Discontinued Operations, net of tax	—	14	(6)	10
Net Income	330	342	735	479
Less: Net Income Attributable to Noncontrolling Interest	1	1	2	2
Net Income Attributable to Parent	$329	$341	$733	$477

Net Income	$330	$342	$735	$479
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	4	2	5
Net unrealized loss on cash flow hedges	—	(3)	—	—
Reclassification into earnings from cash flow hedges	1	3	5	3
Unrealized gain on investments in available-for-sale securities	1	—	1	—
Other Comprehensive Income, net of tax	3	4	8	8
Comprehensive Income	333	346	743	487
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	2	2
Comprehensive Income Attributable to Parent	$332	$345	$741	$485

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$47	$58
Receivables (net of allowance for doubtful accounts of $7 at September 30, 2014 and $14 at December 31, 2013)	184	528
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $8 at September 30, 2014)	877	417
Receivables from affiliated companies	36	4
Notes receivable from affiliated companies	164	75
Inventory	1,509	1,424
Regulatory assets	566	353
Other	622	726
Total current assets	4,005	3,585
Investments and Other Assets
Nuclear decommissioning trust funds	2,409	2,292
Goodwill	3,655	3,655
Other	792	804
Total investments and other assets	6,856	6,751
Property, Plant and Equipment
Cost	37,796	36,480
Accumulated depreciation and amortization	(13,397)	(13,098)
Net property, plant and equipment	24,399	23,382
Regulatory Assets and Deferred Debits
Regulatory assets	4,818	4,155
Other	94	96
Total regulatory assets and deferred debits	4,912	4,251
Total Assets	$40,172	$37,969
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$636	$836
Accounts payable to affiliated companies	265	123
Notes payable to affiliated companies	822	1,213
Taxes accrued	317	105
Interest accrued	192	181
Current maturities of long-term debt	318	485
Regulatory liabilities	106	207
Other	743	896
Total current liabilities	3,399	4,046
Long-Term Debt	14,194	13,630
Deferred Credits and Other Liabilities
Deferred income taxes	3,999	3,283
Accrued pension and other post-retirement benefit costs	621	765
Asset retirement obligations	4,015	2,562
Regulatory liabilities	2,397	2,292
Other	515	527
Total deferred credits and other liabilities	11,547	9,429
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	7,467	7,467
Retained earnings	3,647	3,452
Accumulated other comprehensive loss	(51)	(59)
Total common stockholder's equity	11,063	10,860
Noncontrolling interests	(31)	4
Total equity	11,032	10,864
Total Liabilities and Common Stockholder's Equity	$40,172	$37,969

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$735	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	985	764
Equity component of AFUDC	(18)	(39)
Community support and charitable contributions expense	—	20
Losses on sales of other assets	1	3
Impairment charges	(16)	368
Deferred income taxes	231	384
Accrued pension and other post-retirement benefit costs	20	158
Contributions to qualified pension plans	—	(27)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	28	33
Receivables	(162)	(219)
Receivables from affiliated companies	(32)	12
Inventory	(45)	79
Other current assets	(147)	(102)
Increase (decrease) in
Accounts payable	(73)	(227)
Accounts payable to affiliated companies	142	25
Taxes accrued	166	161
Other current liabilities	(96)	113
Other assets	(126)	(223)
Other liabilities	(9)	(64)
Net cash provided by operating activities	1,584	1,698
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,383)	(1,739)
Purchases of available-for-sale securities	(609)	(1,651)
Proceeds from sales and maturities of available-for-sale securities	594	1,630
Net proceeds from the sales of other assets	2	—
Notes receivable from affiliated companies	(89)	(103)
Other	(39)	12
Net cash used in investing activities	(1,524)	(1,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	875	545
Payments for the:
Redemption of long-term debt	(479)	(1,194)
Redemption of preferred stock of subsidiary	—	(96)
Notes payable to affiliated companies	(391)	740
Distributions to noncontrolling interests	(37)	(2)
Other	(39)	(5)
Net cash used in financing activities	(71)	(12)
Net decrease in cash and cash equivalents	(11)	(165)
Cash and cash equivalents at beginning of period	58	231
Cash and cash equivalents at end of period	$47	$66
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$159	$199

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Net Gains on Available for Sale Securities	Pension and OPEB Related Adjustments	Common Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$—	$7,465	$2,783	$(42)	$—	$(25)	$10,181	$4	$10,185
Net income	—	—	477	—	—	—	477	2	479
Other comprehensive income	—	—	—	3	—	5	8	—	8
Premium on the redemption of preferred stock of subsidiaries	—	—	(3)	—	—	—	(3)	—	(3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2013	$—	$7,465	$3,257	$(39)	$—	$(20)	$10,663	$4	$10,667

Balance at December 31, 2013	$—	$7,467	$3,452	$(43)	$—	$(16)	$10,860	$4	$10,864
Net income	—	—	733	—		—	733	2	735
Other comprehensive income	—	—	—	5	1	2	8	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Transfer of service company net assets to Duke Energy	—	—	(538)	—	—	—	(538)	—	(538)
Balance at September 30, 2014	$—	$7,467	$3,647	$(38)	$1	$(14)	$11,063	$(31)	$11,032

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$1,367	$1,430	$3,980	$3,781
Operating Expenses
Fuel used in electric generation and purchased power	552	574	1,579	1,470
Operation, maintenance and other	346	352	1,074	1,044
Depreciation and amortization	155	143	441	393
Property and other taxes	29	59	150	172
Impairment charges	—	—	(18)	22
Total operating expenses	1,082	1,128	3,226	3,101
Gains on Sales of Other Assets and Other, net	—	1	1	1
Operating Income	285	303	755	681
Other Income and Expenses, net	18	21	34	43
Interest Expense	57	52	172	147
Income Before Income Taxes	246	272	617	577
Income Tax Expense	89	97	226	215
Net Income and Comprehensive Income	$157	$175	$391	$362

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$6	$21
Receivables (net of allowance for doubtful accounts of $6 at September 30, 2014 and $10 at December 31, 2013)	72	145
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $5 at September 30, 2014)	475	417
Receivables from affiliated companies	9	2
Inventory	928	853
Regulatory assets	325	127
Other	261	296
Total current assets	2,076	1,861
Investments and Other Assets
Nuclear decommissioning trust funds	1,626	1,539
Other	475	443
Total investments and other assets	2,101	1,982
Property, Plant and Equipment
Cost	23,511	22,273
Accumulated depreciation and amortization	(8,931)	(8,623)
Net property, plant and equipment	14,580	13,650
Regulatory Assets and Deferred Debits
Regulatory assets	2,187	1,384
Other	34	32
Total regulatory assets and deferred debits	2,221	1,416
Total Assets	$20,978	$18,909
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$305	$420
Accounts payable to affiliated companies	205	103
Notes payable to affiliated companies	122	462
Taxes accrued	149	37
Interest accrued	78	70
Current maturities of long-term debt	306	174
Regulatory liabilities	66	63
Other	344	392
Total current liabilities	1,575	1,721
Long-Term Debt	5,410	5,061
Deferred Credits and Other Liabilities
Deferred income taxes	2,729	2,557
Accrued pension and other post-retirement benefit costs	311	321
Asset retirement obligations	3,206	1,729
Regulatory liabilities	1,796	1,673
Other	159	222
Total deferred credits and other liabilities	8,201	6,502
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at September 30, 2014 and December 31, 2013	2,159	2,159
Retained earnings	3,633	3,466
Total common stockholder's equity	5,792	5,625
Total Liabilities and Common Stockholder's Equity	$20,978	$18,909
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$391	$362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	570	507
Equity component of AFUDC	(17)	(33)
Community support and charitable contributions expense	—	20
Gains on sales of other assets and other, net	(1)	(1)
Impairment charges	(18)	22
Deferred income taxes	152	272
Accrued pension and other post-retirement benefit costs	(5)	74
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	9	(11)
Receivables	33	(75)
Receivables from affiliated companies	(7)	4
Inventory	(53)	32
Other current assets	(97)	(41)
Increase (decrease) in
Accounts payable	(67)	(168)
Accounts payable to affiliated companies	102	—
Taxes accrued	95	63
Other current liabilities	(46)	(75)
Other assets	(28)	(87)
Other liabilities	(23)	(77)
Net cash provided by operating activities	990	788
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(871)	(998)
Purchases of available-for-sale securities	(371)	(460)
Proceeds from sales and maturities of available-for-sale securities	351	438
Other	(25)	3
Net cash used in investing activities	(916)	(1,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	650	545
Payments for the:
Redemption of long-term debt	(169)	(451)
Redemption of preferred stock of subsidiary	—	(62)
Notes payable to affiliated companies	(340)	217
Dividends to parent	(224)	—
Other	(6)	(6)
Net cash (used in) provided by financing activities	(89)	243
Net (decrease) increase in cash and cash equivalents	(15)	14
Cash and cash equivalents at beginning of period	21	18
Cash and cash equivalents at end of period	$6	$32
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$107	$122

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

(in millions)	Common Stock	Retained Earnings	Total Equity
Balance at December 31, 2012	$2,159	$2,968	$5,127
Net income	—	362	362
Premium on the redemption of preferred stock	—	(2)	(2)
Balance at September 30, 2013	$2,159	$3,328	$5,487

Balance at December 31, 2013	$2,159	$3,466	$5,625
Net income	—	391	391
Dividends to parent	—	(224)	(224)
Balance at September 30, 2014	$2,159	$3,633	$5,792

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$1,491	$1,332	$3,832	$3,442
Operating Expenses
Fuel used in electric generation and purchased power	662	579	1,655	1,462
Operation, maintenance and other	212	207	626	616
Depreciation and amortization	139	95	410	237
Property and other taxes	99	81	266	245
Impairment charges	1	1	2	346
Total operating expenses	1,113	963	2,959	2,906
Gains on Sales of Other Assets and Other, net	—	—	—	1
Operating Income	378	369	873	537
Other Income and Expenses, net	6	6	17	19
Interest Expense	51	46	150	138
Income Before Income Taxes	333	329	740	418
Income Tax Expense	128	132	285	168
Net Income	$205	$197	$455	$250
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	—	$(1)	—	$(1)
Reclassification into earnings from cash flow hedges	—	—	1	—
Other Comprehensive Income (Loss), net of tax	$—	$(1)	$1	$(1)
Comprehensive Income	$205	$196	$456	$249

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$15	$16
Receivables (net of allowance for doubtful accounts of $2 at September 30, 2014 and $4 at December 31, 2013)	109	375
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $3 at September 30, 2014)	403	—
Receivables from affiliated companies	40	3
Notes receivable from affiliated companies	182	—
Inventory	581	571
Regulatory assets	241	221
Other	230	182
Total current assets	1,801	1,368
Investments and Other Assets
Nuclear decommissioning trust funds	783	753
Other	261	252
Total investments and other assets	1,044	1,005
Property, Plant and Equipment
Cost	14,275	13,863
Accumulated depreciation and amortization	(4,460)	(4,252)
Net property, plant and equipment	9,815	9,611
Regulatory Assets and Deferred Debits
Regulatory assets	2,631	2,729
Other	42	44
Total regulatory assets and deferred debits	2,673	2,773
Total Assets	$15,333	$14,757
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$331	$333
Accounts payable to affiliated companies	67	38
Notes payable to affiliated companies	—	181
Taxes accrued	164	66
Interest accrued	65	46
Current maturities of long-term debt	12	11
Regulatory liabilities	40	144
Other	370	445
Total current liabilities	1,049	1,264
Long-Term Debt	5,090	4,875
Deferred Credits and Other Liabilities
Deferred income taxes	2,109	1,829
Accrued pension and other post-retirement benefit costs	277	286
Asset retirement obligations	809	833
Regulatory liabilities	600	618
Other	270	255
Total deferred credits and other liabilities	4,065	3,821
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; 60 million shares authorized; 100 shares outstanding at September 30, 2014 and December 31, 2013	1,762	1,762
Retained earnings	3,367	3,036
Accumulated other comprehensive loss	—	(1)
Total common stockholder's equity	5,129	4,797
Total Liabilities and Common Stockholder's Equity	$15,333	$14,757

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$455	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	413	240
Equity component of AFUDC	(1)	(6)
Gains on sales of other assets and other, net	—	(1)
Impairment charges	2	346
Deferred income taxes	194	229
Accrued pension and other post-retirement benefit costs	22	66
Contributions to qualified pension plans	—	(27)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	13	37
Receivables	(118)	(127)
Receivables from affiliated companies	(37)	19
Inventory	7	46
Other current assets	(90)	(132)
Increase (decrease) in
Accounts payable	32	30
Accounts payable to affiliated companies	29	(19)
Taxes accrued	68	152
Other current liabilities	(50)	203
Other assets	(92)	(128)
Other liabilities	(53)	(44)
Net cash provided by operating activities	794	1,134
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(513)	(734)
Purchases of available-for-sale securities	(238)	(1,191)
Proceeds from sales and maturities of available-for-sale securities	243	1,192
Notes receivable from affiliated companies	(182)	177
Other	(14)	—
Net cash used in investing activities	(704)	(556)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	225	—
Payments for the:
Redemption of long-term debt	(10)	(435)
Redemption of preferred stock	—	(34)
Notes payable to affiliated companies	(181)	—
Dividends to parent	(124)	(225)
Other	(1)	—
Net cash used in financing activities	(91)	(694)
Net decrease in cash and cash equivalents	(1)	(116)
Cash and cash equivalents at beginning of period	16	131
Cash and cash equivalents at end of period	$15	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$52	$76

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

			Accumulated Other Comprehensive Income
(in millions)	Common Stock	Retained Earnings	Net Gain (Loss) on Cash Flow Hedges	Pension and OPEB Related Adjustments	Total
Balance at December 31, 2012	$1,762	$3,037	$—	$—	$4,799
Net income	—	250	—	—	250
Other comprehensive loss	—	—	—	(1)	(1)
Dividends to parent	—	(225)	—	—	(225)
Premium on the redemption of preferred stock	—	(1)	—	—	(1)
Balance at September 30, 2013	$1,762	$3,061	$—	$(1)	$4,822

Balance at December 31, 2013	$1,762	$3,036	$(1)	$—	$4,797
Net income	—	455	—	—	455
Other comprehensive income	—	—	1	—	1
Dividends to parent	—	(124)	—	—	(124)
Balance at September 30, 2014	$1,762	$3,367	$—	$—	$5,129

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating Revenues
Regulated electric	$352	$338	$998	$957
Nonregulated electric and other	6	16	17	28
Regulated natural gas	88	84	418	364
Total operating revenues	446	438	1,433	1,349
Operating Expenses
Fuel used in electric generation and purchased power - regulated	129	121	360	327
Fuel used in electric generation and purchased power - nonregulated	5	13	24	32
Cost of natural gas	8	9	129	102
Operation, maintenance and other	134	133	378	415
Depreciation and amortization	54	53	167	160
Property and other taxes	58	59	170	184
Impairment charges	—	—	94	—
Total operating expenses	388	388	1,322	1,220
Gains on Sales of Other Assets and Other, net	—	—	—	4
Operating Income	58	50	111	133
Other Income and Expenses, net	3	2	9	4
Interest Expense	20	14	60	47
Income From Continuing Operations Before Income Taxes	41	38	60	90
Income Tax Expense From Continuing Operations	15	14	21	33
Income From Continuing Operations	$26	$24	$39	$57
Income (Loss) From Discontinued Operations, net of tax	413	35	(597)	39
Net Income (Loss)	$439	$59	$(558)	$96
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	—	—	1
Comprehensive Income (Loss)	$439	$59	$(558)	$97

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$28	$36
Receivables (net of allowance for doubtful accounts of $1 at September 30, 2014 and $2 at December 31, 2013)	110	121
Receivables from affiliated companies	59	121
Notes receivable from affiliated companies	235	57
Inventory	139	229
Assets held for sale	284	—
Regulatory assets	67	57
Other	135	270
Total current assets	1,057	891
Investments and Other Assets
Goodwill	920	920
Assets held for sale	2,682	—
Other	20	232
Total investments and other assets	3,622	1,152
Property, Plant and Equipment
Cost	7,155	11,143
Accumulated depreciation and amortization	(2,250)	(2,908)
Net property, plant and equipment	4,905	8,235
Regulatory Assets and Deferred Debits
Regulatory assets	480	471
Other	8	14
Total regulatory assets and deferred debits	488	485
Total Assets	$10,072	$10,763
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$168	$319
Accounts payable to affiliated companies	71	77
Notes payable to affiliated companies	563	43
Taxes accrued	188	167
Interest accrued	30	17
Current maturities of long-term debt	197	47
Liabilities associated with assets held for sale	269	—
Regulatory liabilities	10	27
Other	79	110
Total current liabilities	1,575	807
Long-Term Debt	1,586	2,141
Deferred Credits and Other Liabilities
Deferred income taxes	1,753	2,012
Accrued pension and other post-retirement benefit costs	29	58
Liabilities associated with assets held for sale	57	—
Asset retirement obligations	25	28
Regulatory liabilities	267	262
Other	169	186
Total deferred credits and other liabilities	2,300	2,546
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at September 30, 2014 and December 31, 2013	762	762
Additional paid-in capital	4,782	4,882
Accumulated deficit	(933)	(375)
Total common stockholder's equity	4,611	5,269
Total Liabilities and Common Stockholder's Equity	$10,072	$10,763

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(558)	$96
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	205	268
Equity component of AFUDC	(3)	—
Gains on sales of other assets and other, net	—	(5)
Impairment charges	889	—
Deferred income taxes	(285)	76
Accrued pension and other post-retirement benefit costs	6	12
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	124	—
Receivables	(66)	(6)
Receivables from affiliated companies	62	1
Inventory	(16)	29
Other current assets	56	(8)
Increase (decrease) in
Accounts payable	(42)	(56)
Accounts payable to affiliated companies	(6)	4
Taxes accrued	13	(29)
Other current liabilities	46	10
Other assets	(8)	3
Other liabilities	(20)	(63)
Net cash provided by operating activities	397	332
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(242)	(318)
Net proceeds from the sales of other assets	—	11
Notes receivable from affiliated companies	(178)	(45)
Other	—	1
Net cash used in investing activities	(420)	(351)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	450
Payments for the redemption of long-term debt	(406)	(257)
Notes payable to affiliated companies	520	(176)
Dividends to parent	(100)	—
Other	1	(2)
Net cash provided by financing activities	15	15
Net decrease in cash and cash equivalents	(8)	(4)
Cash and cash equivalents at beginning of period	36	31
Cash and cash equivalents at end of period	$28	$27
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$21	$20

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive (Loss) Income
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pension and OPEB Related Adjustments	Total
Balance at December 31, 2012	$762	$4,882	$(477)	$(1)	$5,166
Net income	—	—	96	—	96
Other comprehensive income	—	—	—	1	1
Balance at September 30, 2013	$762	$4,882	$(381)	$—	$5,263

Balance at December 31, 2013	$762	$4,882	$(375)	$—	$5,269
Net loss	—	—	(558)	—	(558)
Dividends to parent	—	(100)	—	—	(100)
Balance at September 30, 2014	$762	$4,782	$(933)	$—	$4,611

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$790	$755	$2,383	$2,179
Operating Expenses
Fuel used in electric generation and purchased power	319	283	945	852
Operation, maintenance and other	160	176	485	489
Depreciation and amortization	104	72	309	227
Property and other taxes	25	21	69	59
Total operating expenses	608	552	1,808	1,627
Operating Income	182	203	575	552
Other Income and Expenses, net	5	4	16	14
Interest Expense	40	43	127	127
Income Before Income Taxes	147	164	464	439
Income Tax Expense	46	60	163	163
Net Income	$101	$104	$301	$276
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	(1)	—	(2)
Comprehensive Income	$101	$103	$301	$274

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$24	$15
Receivables (net of allowance for doubtful accounts of $1 at September 30, 2014 and December 31, 2013)	54	22
Receivables from affiliated companies	79	151
Notes receivable from affiliated companies	—	96
Inventory	464	434
Regulatory assets	134	118
Other	235	125
Total current assets	990	961
Investments and Other Assets
Other	214	269
Total investments and other assets	214	269
Property, Plant and Equipment
Cost	12,918	12,489
Accumulated depreciation and amortization	(4,138)	(3,913)
Net property, plant and equipment	8,780	8,576
Regulatory Assets and Deferred Debits
Regulatory assets	670	717
Other	24	25
Total regulatory assets and deferred debits	694	742
Total Assets	$10,678	$10,548
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$152	$206
Accounts payable to affiliated companies	60	56
Notes payable to affiliated companies	61	—
Taxes accrued	51	57
Interest accrued	53	56
Current maturities of long-term debt	5	5
Regulatory liabilities	28	16
Other	116	88
Total current liabilities	526	484
Long-Term Debt	3,640	3,641
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,441	1,171
Investment tax credits	139	140
Accrued pension and other post-retirement benefit costs	104	163
Asset retirement obligations	30	30
Regulatory liabilities	811	782
Other	48	48
Total deferred credits and other liabilities	2,573	2,334
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at September 30, 2014 and December 31, 2013	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,401	2,551
Accumulated other comprehensive income	3	3
Total common stockholder's equity	3,789	3,939
Total Liabilities and Common Stockholder's Equity	$10,678	$10,548

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	230
Equity component of AFUDC	(10)	(11)
Deferred income taxes	136	190
Accrued pension and other post-retirement benefit costs	12	19
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(31)
Receivables	(20)	15
Receivables from affiliated companies	72	(19)
Inventory	(30)	(33)
Other current assets	40	27
Increase (decrease) in
Accounts payable	(44)	(22)
Accounts payable to affiliated companies	4	(7)
Taxes accrued	(36)	16
Other current liabilities	3	(9)
Other assets	(15)	2
Other liabilities	44	(78)
Net cash provided by operating activities	768	565
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(462)	(387)
Purchases of available-for-sale securities	(17)	(7)
Proceeds from sales and maturities of available-for-sale securities	13	6
Notes receivable from affiliated companies	96	(69)
Other	4	(4)
Net cash used in investing activities	(366)	(461)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	498
Payments for the redemption of long-term debt	(2)	(403)
Notes payable to affiliated companies	61	(81)
Dividends to parent	(451)	(125)
Other	(1)	(4)
Net cash used in financing activities	(393)	(115)
Net increase (decrease) in cash and cash equivalents	9	(11)
Cash and cash equivalents at beginning of period	15	36
Cash and cash equivalents at end of period	$24	$25
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$64	$36

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708
Net income	—	—	276	—	276
Other comprehensive loss	—	—	—	(2)	(2)
Dividends to parent	—	—	(125)	—	(125)
Balance at September 30, 2013	$1	$1,384	$2,469	$3	$3,857

Balance at December 31, 2013	$1	$1,384	$2,551	$3	$3,939
Net income	—	—	301	—	301
Dividends to parent	—	—	(451)	—	(451)
Balance at September 30, 2014	$1	$1,384	$2,401	$3	$3,789

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
1. ORGANIZATION AND BASIS OF PRESENTATION
NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include its subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, Inc. (Duke Energy Progress); Duke Energy Florida, Inc. (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants (Duke Energy Registrants).
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
Duke Energy Ohio is a regulated public utility primarily engaged in the generation, transmission and distribution of electricity and the transportation and sale of natural gas in portions of Ohio and Kentucky. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. Duke Energy Ohio applies regulatory accounting to a portion of its operations. Duke Energy has agreed to sell Duke Energy Ohio's nonregulated Midwest generation business, which sells power into wholesale energy markets, to Dynegy Inc. (Dynegy). See Note 2 for additional information.
Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and FERC. Substantially all of Duke Energy Indiana’s operations qualify for regulatory accounting.

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
On August 21, 2014, Duke Energy Commercial Enterprises, Inc., an indirect wholly owned subsidiary of Duke Energy Corporation, and Duke Energy SAM, LLC, a wholly owned subsidiary of Duke Energy Ohio, entered into a purchase and sale agreement (PSA) with a subsidiary of Dynegy whereby Dynegy will acquire Duke Energy Ohio’s nonregulated Midwest generation business (Disposal Group). The results of operations of the nonregulated Midwest generation business have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations for the current and prior periods presented. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. See Note 2 for additional information.
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
Unbilled revenues are included within Receivables and Restricted receivables of variable interest entities on the Condensed Consolidated Balance Sheets as shown in the following table. This table excludes amounts included in assets held for sale (AHFS).

(in millions)	September 30, 2014	December 31, 2013
Duke Energy	$798	$937
Duke Energy Carolinas	285	323
Progress Energy	232	189
Duke Energy Progress	131	120
Duke Energy Florida	101	69
Duke Energy Ohio	—	55
Duke Energy Indiana	26	5
Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, Cinergy Receivables Company, LLC (CRC) and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 13 for further information. These receivables for unbilled revenues are shown in the table below.

(in millions)	September 30, 2014	December 31, 2013
Duke Energy Ohio	$54	$89
Duke Energy Indiana	94	144

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS
The following table presents Net Income Attributable to Duke Energy Corporation for continuing operations and discontinued operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
(in millions)	Duke Energy	Progress Energy	Duke Energy	Progress Energy
Income from Continuing Operations	$891	$330	$946	$328
Income of Continuing Operations Attributable to Noncontrolling Interests	3	1	4	1
Income from Continuing Operations Attributable to Duke Energy Corporation	$888	$329	$942	$327
Income From Discontinued Operations, net of tax	$378	$—	$62	$14
Loss of Discontinued Operations attributable to Noncontrolling Interests, net of tax	(8)	—	—	—
Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$386	$—	$62	$14
Net income	$1,269	$330	$1,008	$342
Net (Loss) Income Attributable to Noncontrolling Interest	(5)	1	4	1
Net Income Attributable to Duke Energy Corporation	$1,274	$329	$1,004	$341

	Nine Months Ended September 30,
	2014		2013
(in millions)	Duke Energy	Progress Energy	Duke Energy	Progress Energy
Income from Continuing Operations	$2,367	$741	$1,902	$469
(Loss) Income of Continuing Operations Attributable to Noncontrolling Interests	11	2	12	2
Income from Continuing Operations Attributable to Duke Energy Corporation	$2,356	$739	$1,890	$467
(Loss) Income From Discontinued Operations, net of tax	$(578)	$(6)	$82	$10
Income (Loss) of Discontinued Operations attributable to Noncontrolling Interests, net of tax	(8)	—	(5)	—
Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$(570)	$(6)	$87	$10
Net income	$1,789	$735	$1,984	$479
Net Income Attributable to Noncontrolling Interest	3	2	7	2
Net Income Attributable to Duke Energy Corporation	$1,786	$733	$1,977	$477

ACCUMULATED OTHER COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2014 and 2013, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Duke Energy	$101	$168	$416	$457
Duke Energy Carolinas	4	46	93	124
Progress Energy	63	89	214	230
Duke Energy Progress	—	33	56	88
Duke Energy Florida	63	56	158	142
Duke Energy Ohio	24	24	80	77
Duke Energy Indiana	10	9	29	26
During the third quarter of 2014, the North Carolina gross receipts tax was terminated due to the North Carolina Tax Simplification and Rate Reduction Act. The North Carolina gross receipts tax is no longer imposed effective July 1, 2014.
NEW ACCOUNTING STANDARDS
The new accounting standards adopted in 2014 and 2013 had no significant impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. Disclosures have been enhanced to provide a discussion and tables on derivative contracts subject to enforceable master netting agreements.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by the Duke Energy Registrants, as of September 30, 2014.
ASC 205 — Reporting Discontinued Operations. In April 2014, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for reporting discontinued operations. A discontinued operation would be either (i) a component of an entity or a group of components of an entity that represents a separate major line of business or major geographical area of operations that either has been disposed of or is part of a single coordinated plan to be classified as held for sale or (ii) a business that, on acquisition, meets the criteria to be classified as held for sale.
For the Duke Energy Registrants, this guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2015. This guidance will also result in increased disclosures. In general, this guidance is likely to result in fewer disposals of assets qualifying as discontinued operations.
ASC 606 — Revenue from Contracts with Customers. In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
2. ACQUISITIONS AND DISPOSITIONS
Purchase of NCEMPA's Generation
On September 5, 2014, Duke Energy Progress executed an agreement to purchase North Carolina Eastern Municipal Power Agency’s (NCEMPA) ownership interests in certain generating assets jointly owned with and operated by Duke Energy Progress. The agreement provides for the acquisition of a total of approximately 700 megawatts (MW) at Brunswick Nuclear Station, Shearon Harris Nuclear Station (Harris), Mayo Steam Station and Roxboro Steam Station. The purchase price for the ownership interest and fuel and spare parts inventory is approximately $1.2 billion. Under the agreement, Duke Energy Progress and NCEMPA will enter into a 30-year wholesale power supply agreement to continue meeting the needs of NCEMPA’s customers. There are several conditions precedent including state and federal regulatory approvals and legislative action required prior to completing the transaction. On October 10, 2014, Duke Energy Progress filed with the FERC for approval to purchase NCEMPA's interests in the generation assets. The agreement requires the transaction to be completed by the end of 2016.
Midwest Generation Exit
On August 21, 2014, Duke Energy Commercial Enterprises, Inc., an indirect wholly owned subsidiary of Duke Energy Corporation, and Duke Energy SAM, LLC, a wholly owned subsidiary of Duke Energy Ohio, entered into a PSA with a subsidiary of Dynegy whereby Dynegy will acquire Duke Energy Ohio’s Disposal Group for approximately $2.8 billion in cash subject to adjustments at closing for changes in working capital and capital expenditures. The completion of the transaction is conditioned on expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by FERC, and the release of certain credit support obligations. Closing is expected to be completed in the fourth quarter of 2014 or the first quarter of 2015.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The Disposal Group was included in the Commercial Power segment. The following table presents information related to the Duke Energy Ohio generation plants included in the Disposal Group.

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
The Disposal Group also includes a retail sales business owned by Duke Energy. In the second quarter of 2014, Duke Energy Ohio removed Ohio Valley Electric Corporation (OVEC) from the Disposal Group as it no longer intended to sell it with the Disposal Group. Duke Energy Ohio has requested cost-based recovery of its contractual entitlement in OVEC in its 2014 Electric Security Plan (ESP) application filed on May 29, 2014. See Note 4 for information related to the 2014 ESP.
Duke Energy Ohio had triggered held for sale accounting treatment on March 31, 2014. The assets and associated liabilities of the Disposal Group are classified as held for sale in Duke Energy's and Duke Energy Ohio's Condensed Consolidated Balance Sheet at September 30, 2014.
Beginning in the third quarter of 2014, the results of operations of the Disposal Group are required to be classified as discontinued operations for current and prior periods in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Certain costs that are not material have remained in continuing operations that may be eliminated as a result of the sale. Results of discontinued operations were as follows.
Duke Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$620	$491	$1,233	$1,369
Estimated gain (loss) on disposition	460	—	(847)	—

Income (loss) before income taxes	$623	$82	$(864)	$126
Income tax expense (benefit)	218	34	(321)	43
Income (loss) from discontinued operations of the Disposal Group	405	48	(543)	83
Other, net of tax(a)	(27)	14	(35)	(1)
Income (Loss) from Discontinued Operations, net of tax	$378	$62	$(578)	$82

(a)
Other discontinued operations relates to prior sales of businesses and includes indemnifications provided for certain legal, tax and environmental matters, and foreign currency translation adjustments.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Ohio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Operating Revenues	$536	$389	$853	$1,054
Estimated gain (loss) on disposition	466	—	(878)	—

Income (loss) before income taxes	$647	$65	$(917)	$71
Income tax expense (benefit)	234	30	(320)	32
Income (Loss) from Discontinued Operations, net of tax	$413	$35	$(597)	$39
The Duke Energy and Duke Energy Ohio held for sale assets include net pretax impairments of approximately $847 million and $878 million, respectively, for the nine months ended September 30, 2014. During the first quarter of 2014 an impairment was recorded to write-down the carrying amount of the assets to the estimated fair value of the business, less estimated costs to sell. For the three months ended September 30, 2014, a reversal of the pretax impairments was recorded of approximately $460 million and $466 million for Duke Energy and Duke Energy Ohio, respectively, based on the expected selling price to Dynegy less cost to sell. These losses and gains were included in Income (Loss) from Discontinued Operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income. The impairment will be updated, if necessary, based on the final execution of the purchase sale agreement and any changes in estimated fair value as additional information related to the potential transaction becomes available.
Commercial Power has a revolving credit agreement (RCA) that is used to support the operations of the nonregulated Midwest generation business. Interest expense associated with the RCA has been allocated to discontinued operations. No other interest expense related to corporate level debt has been allocated to discontinued operations.
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in the Disposal Group in the Condensed Consolidated Balance Sheets. Amounts included in the following table exclude certain other disposal groups which are not material and accordingly may not agree to amounts presented in the Duke Energy Condensed Consolidated Balance Sheets.

	September 30, 2014
(in millions)	Duke Energy	Duke Energy Ohio
Current assets	$335	$284
Investments and other assets	43	38
Property, plant and equipment	2,675	2,644
Total assets held for sale	$3,053	$2,966
Current liabilities	$284	$269
Deferred credits and other liabilities	57	57
Total liabilities associated with assets held for sale	$341	$326
Duke Energy Ohio will continue to have transactions with the Disposal Group after the divestiture is complete. Duke Energy Ohio has a power purchase agreement with the Disposal Group, which extends through May 2015, for a portion of its standard service offer (SSO) supply requirement. In addition, for a period of up to 12 months, Duke Energy may provide transition services to Dynegy. Duke Energy will be reimbursed for transition services provided. The continuing cash flows are not expected to be material and are not considered direct cash flows. These arrangements do not allow Duke Energy or Duke Energy Ohio to significantly influence the operations of the Disposal Group once the sale is complete.
See Notes 4 and 5 for a discussion of contingencies related to the Disposal Group that will be retained by Duke Energy Ohio subsequent to the sale.
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
Commercial Power builds, develops and operates renewable generation and energy transmission projects throughout the continental U.S. As discussed in Note 2, Duke Energy entered into an agreement to sell Commercial Power's nonregulated Midwest generation business to Dynegy in a transaction that is expected to close in the fourth quarter of 2014 or the first quarter of 2015. As a result of this divestiture, the results of operations of the nonregulated Midwest generation business have been reclassified to Discontinued Operations on the Condensed Consolidated Statements of Operations. Certain costs such as interest and general and administrative expenses previously allocated to the Disposal Group were not reclassified to discontinued operations.
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

	Three Months Ended September 30, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,975	$366	$50	$6,391	$4	$—	$6,395
Intersegment revenues	11	—	—	11	21	(32)	—
Total revenues	$5,986	$366	$50	$6,402	$25	$(32)	$6,395
Segment income (loss)(a)	$920	$80	$(17)	$983	$(92)	$(3)	$888
Add back noncontrolling interests component							3
Income from discontinued operations, net of tax							378
Net income							$1,269
Segment assets	$105,172	$5,159	$6,196	$116,527	$2,944	$185	$119,656
(a)    Other includes costs to achieve the Progress Energy merger.

	Three Months Ended September 30, 2013
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues(a)	$5,768	$370	$56	$6,194	$23	$—	$6,217
Intersegment revenues	18	—	2	20	24	(44)	—
Total revenues	$5,786	$370	$58	$6,214	$47	$(44)	$6,217
Segment income (loss)(a)(b)	$923	$116	$(28)	$1,011	$(64)	$(5)	$942
Add back noncontrolling interests component							4
Income from discontinued operations, net of tax							62
Net income							$1,008

(a)	In September 2013, Duke Energy Carolinas implemented revised customer rates approved by the NCUC and the PSCSC. These rate increases impact Regulated Utilities.

(b)	Other includes costs to achieve the Progress Energy merger.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$17,041	$1,111	$195	$18,347	$19	$—	$18,366
Intersegment revenues	33	—	—	33	60	(93)	—
Total revenues	$17,074	$1,111	$195	$18,380	$79	$(93)	$18,366
Segment income (loss)(a)(b)	$2,346	$356	$(70)	$2,632	$(269)	$(7)	$2,356
Add back noncontrolling interests component							11
Loss from discontinued operations, net of tax							(578)
Net income							$1,789

(a)	Commercial Power recorded a pretax impairment charge of $94 million related to reducing the carrying value of OVEC to zero. See Note 13 for additional information.

(b)	Other includes costs to achieve the Progress Energy merger.

	Nine Months Ended September 30, 2013
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues(a)(b)(c)(d)	$15,731	$1,168	$184	$17,083	$49	$—	$17,132
Intersegment revenues	35	—	5	40	64	(104)	—
Total revenues	$15,766	$1,168	$189	$17,123	$113	$(104)	$17,132
Segment income (loss)(a)(b)(c)(d)(e)(f)	$1,932	$300	$(54)	$2,178	$(278)	$(10)	$1,890
Add back noncontrolling interest							12
Income from discontinued operations, net of tax							82
Net income							$1,984

(a)
In May 2013, the PUCO approved a Duke Energy Ohio settlement agreement that provides for a net annual increase in electric distribution revenues beginning in May 2013. This rate increase impacts Regulated Utilities.

(b)	In June 2013, NCUC approved a Duke Energy Progress settlement agreement that included an increase in rates in the first year beginning in June 2013. This rate increase impacts Regulated Utilities.

(c)	In September 2013, Duke Energy Carolinas implemented revised customer rates approved by the NCUC and the PSCSC. These rate increases impact Regulated Utilities.

(d)	Regulated Utilities recorded an impairment charge related to Duke Energy Florida's Crystal River Unit 3. See Note 4 for additional information.

(e)
Regulated Utilities recorded an impairment charge related to the letter Duke Energy Progress filed with the NRC requesting the NRC to suspend its review activities associated with the combined construction and operating license (COL) at Harris site. Regulated Utilities also recorded an impairment charge related to the write-off of the wholesale portion of the Levy investments at Duke Energy Florida in accordance with the 2013 Settlement. See Note 4 for additional information.

(f)	Other includes costs to achieve the Progress Energy merger.
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
As discussed in Note 2, Duke Energy entered into an agreement to sell Commercial Power's nonregulated Midwest generation business to Dynegy in a transaction that is expected to be completed in the fourth quarter of 2014 or the first quarter of 2015. As a result of this divestiture, the results of operations of the nonregulated Midwest generation business have been reclassified to Discontinued Operations on the Condensed Consolidated Statements of Operations and Comprehensive Income. Amounts remaining in Commercial Power relate to assets not included in the Disposal Group. Certain costs such as interest and general and administrative expenses previously allocated to the Disposal Group were not reclassified to discontinued operations.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy. See Note 9 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Three Months Ended September 30, 2014
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$440	$6	$446	$—	$—	$446
Intersegment revenues	1	—	1	—	(1)	—
Total revenues	$441	$6	$447	$—	$(1)	$446
Segment income (loss)	$43	$(13)	$30	$(4)	$—	$26
Income from discontinued operations, net of tax						$413
Net income						439
Segment assets	$7,297	$3,266	$10,563	$131	$(622)	$10,072

	Three Months Ended September 30, 2013
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$421	$17	$438	$—	$—	$438
Total revenues	$421	$17	$438	$—	$—	$438
Segment income (loss)	$42	$(13)	$29	$(5)	$—	$24
Income from discontinued operations, net of tax						35
Net income						$59

	Nine Months Ended September 30, 2014
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$1,416	$17	$1,433	$—	$—	$1,433
Intersegment revenues	1	—	1	—	(1)	—
Total revenues	$1,417	$17	$1,434	$—	$(1)	$1,433
Segment income (loss)(a)	$151	$(101)	$50	$(11)	$—	$39
Loss from discontinued operations, net of tax						(597)
Net loss						$(558)

a)	Duke Energy Ohio recorded a pretax impairment charge of $94 million related to reducing the carrying value of OVEC to zero. See Note 13 for additional information.

	Nine Months Ended September 30, 2013
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$1,317	$32	$1,349	$—	$—	$1,349
Total revenues	$1,317	$32	$1,349	$—	$—	$1,349
Segment income (loss)	$122	$(51)	$71	$(14)	$—	$57
Income from discontinued operations, net of tax						39
Net income						$96

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA
The remaining Subsidiary Registrants each have one reportable operating segment, Regulated Utility, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $58 million and $64 million for the three months ended September 30, 2014 and 2013, respectively and $181 million and $235 million for the nine months ended September 30, 2014 and 2013, respectively. The following table summarizes the net loss for Other at each of these registrants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Duke Energy Carolinas	$(19)	$(26)	$(67)	$(69)
Progress Energy	(48)	(72)	(145)	(205)
Duke Energy Progress	(10)	(20)	(23)	(40)
Duke Energy Florida	(5)	(6)	(16)	(18)
Duke Energy Indiana	(3)	(5)	(10)	(13)
The respective Regulated Utility operating segments include substantially all of Duke Energy Carolinas’, Progress Energy’s, Duke Energy Progress’, Duke Energy Florida’s and Duke Energy Indiana’s assets at September 30, 2014.
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
On October 23, 2013, the North Carolina Attorney General (NCAG) appealed the rate of return and capital structure approved in the agreement. On October 24, 2013, the NC Waste Awareness and Reduction Network (NC WARN) also appealed various matters in the settlement. The North Carolina Supreme Court (NCSC) denied a motion to consolidate these appeals with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing has concluded in this matter and oral argument occurred on September 8, 2014. Duke Energy Carolinas cannot predict the outcome of this matter.
2011 North Carolina Rate Case
On January 27, 2012, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. The NCUC Public Staff (Public Staff) was a party to the settlement. On October 23, 2013, the NCUC reaffirmed the rate of return approved in the settlement agreement, in response to an appeal by the NCAG. On November 21, 2013, the NCAG appealed the reaffirmed order. The NCSC denied a motion to consolidate this appeal with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing has concluded in this matter and oral argument occurred on September 8, 2014. Duke Energy Carolinas cannot predict the outcome of this matter.
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined cycle natural gas-fired generating plant at its existing William States Lee Generating Station in Anderson, South Carolina. On May 16, 2014, Duke Energy Carolinas announced its intention to begin construction in summer 2015 and estimates a cost to build of $600 million for its share of the facility, including allowance for funds used during construction (AFUDC). The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina seeking the court's review of the PSCSC's decision. Duke Energy Carolinas cannot predict the outcome of this matter.

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
On July 1, 2013, the NCAG appealed the NCUC’s approval of the rate of return and capital structure included in the agreement. NC WARN also appealed various matters in the settlement. The NCSC denied a motion to consolidate these appeals with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing has concluded in this matter and oral argument was held on May 5, 2014. On August 20, 2014, the NCSC affirmed the NCUC's order approving Duke Energy Progress' rate of return and capital structure.
Shearon Harris Nuclear Station Expansion
In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse AP1000 reactors at Harris, which the NRC docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. As a result of the decision to suspend the COL applications, during the second quarter of 2013, Duke Energy Progress recorded a pretax impairment charge of $22 million, which represented costs associated with the COL, which were not probable of recovery. As of September 30, 2014, approximately $48 million is recorded in Regulatory assets on Duke Energy Progress' Condensed Consolidated Balance Sheet.
Wholesale Depreciation Rates
On April 19, 2013, Duke Energy Progress filed an application with FERC for acceptance of changes to generation depreciation rates and in August 2013 filed for acceptance of additional changes. These changes will affect the rates of Duke Energy Progress wholesale power customers that purchase or will purchase power under formula rates. Certain Duke Energy Progress wholesale customers filed interventions and protests. FERC accepted the depreciation rate changes, subject to refund, and set the matter for settlement and hearing in a consolidated proceeding. FERC further initiated an action with respect to the justness and reasonableness of the proposed rate changes. Settlement was reached in October 2014, subject to FERC approval, for changes to the depreciation rates and conforming changes to the wholesale formula rates. The agreement will have no material or adverse impact to the rates originally proposed by Duke Energy Progress, and Duke Energy Progress will receive cost recovery for early retired plants previously included in the depreciation rates.
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
Duke Energy Florida has reclassified all Crystal River Unit 3 investments, including property, plant and equipment, nuclear fuel, inventory, and other assets, to a regulatory asset. Duke Energy agreed to forgo recovery of $295 million of regulatory assets and an impairment charge was recorded in the second quarter of 2013 for this matter. Duke Energy Florida is allowed to accelerate cash recovery of approximately $130 million of the Crystal River Unit 3 regulatory asset from retail customers from 2014 through 2016 through its fuel clause. Duke Energy Florida will begin recovery of the remaining Crystal River Unit 3 regulatory asset, up to a cap of $1,466 million from retail customers upon the earlier of (i) full recovery of the uncollected Levy investment or (ii) the first billing period of January 2017. Recovery will continue 240 months from inception of collection of the regulatory asset in base rates. The Crystal River Unit 3 base rate component will be adjusted at least every four years.
Included in this recovery, but not subject to the cap, are costs of building an Independent Spent Fuel Storage Installation (ISFSI). The return rate will be based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent. The return rate is subject to change if the return on equity changes in the future. In May 2014, Duke Energy Florida petitioned the FPSC for approval of the decision to construct the ISFSI and approval of an accounting order to defer amortization of the ISFSI pending resolution of its litigation against the federal government as a result of the Department of Energy's breach of its obligation to accept spent nuclear fuel. The regulatory asset associated with the original power uprate project to increase generating capacity will continue to be recovered through the Nuclear Cost Recovery Clause (NCRC) over an estimated seven year period that began in 2013.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Through September 30, 2014, Duke Energy Florida deferred $1,373 million for rate recovery related to Crystal River Unit 3, which is subject to the rate recovery cap in the 2013 Settlement. In addition, Duke Energy Florida deferred $268 million for recovery associated with building an ISFSI and the original uprate project, which is not subject to the rate recovery cap discussed above. Duke Energy Florida does not expect the Crystal River Unit 3 costs to exceed the cap.
The following table includes a summary of retail customer refunds agreed to in the 2012 Settlement and the 2013 Settlement. Refer to the 2013 Annual Report on Form 10-K for additional information on each of these refunds.

	September 30, 2014
			Remaining Amount to be Refunded
(in millions)	Total	Refunded to date	2014	2015	2016
2012 Settlement refund	$288	$233	$35	$10	$10
Retirement decision refund	100	—	—	40	60
NEIL proceeds	490	449	41	—	—
Total customer refunds	$878	682	76	50	70
Accelerated regulatory asset recovery	(130)	(28)	(9)	(37)	(56)
Net customer refunds	$748	$654	$67	$13	$14
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
On October 27, 2014, the FPSC approved Duke Energy Florida rates for 2015 for Levy as filed and consistent with those established in the 2013 Revised and Restated Settlement Agreement. Recovery of the remaining retail portion of the project costs will occur over five years from 2013 through 2017. Duke Energy Florida has an ongoing responsibility to demonstrate prudency related to the wind down of the Levy investment and the potential for salvage of Levy assets. As of September 30, 2014, Duke Energy Florida has a net uncollected investment in Levy of approximately $207 million, including AFUDC. Of this amount, $54 million is included in Regulatory assets, $120 million related to land and the COL is included in Net, property, plant and equipment, and $33 million is included in Regulatory assets within Current Assets on the Condensed Consolidated Balance Sheets.
New Generation
The 2013 Settlement establishes a recovery mechanism for additional generation needs. This recovery mechanism, the Generation Base Rate Adjustment (GBRA), allows recovery of prudent costs of these items through an increase in base rates, upon the in-service date of such assets, without a general rate case at a 10.5 percent return on equity.
On May 27, 2014, Duke Energy Florida petitioned the FPSC for a Determination of Need to (i) construct a 1,640 MW combined cycle natural gas plant in Citrus County, Florida to be in service in 2018 with an estimated cost of $1.5 billion, (ii) construct a 320 MW combustion turbine plant at its existing Suwannee generating facility with an estimated cost of $197 million, and (iii) add inlet chilling to its existing Hines Energy Complex (Hines) combined cycle units which will increase the output of those units by 220 MW at an estimated cost of $160 million. These cost estimates include AFUDC. On August 26, 2014, Duke Energy Florida requested the FPSC withdraw consideration for the Suwannee project so that Duke Energy Florida could pursue further negotiations on an alternative power plant acquisition. On October 2, 2014, the FPSC approved the requests for the Citrus County plant and the uprate project at the Hines facility. Additional environmental and governmental approvals will be sought for the Citrus County project. The Hines uprate project is expected to be completed no later than 2017.
Cost of Removal Reserve
The 2012 Settlement and the 2013 Settlement provided Duke Energy Florida the discretion to reduce cost of removal amortization expense up to the balance in the cost of removal reserve until the earlier of its applicable cost of removal reserve reaching zero or the expiration of the 2013 Settlement. Duke Energy Florida was not allowed to reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range. Duke Energy Florida recognized a reduction in amortization expense of $22 million for the three months ended September 30, 2013 and $95 million for the nine months ended September 30, 2013. Duke Energy Florida had no cost of removal reserves eligible for amortization to income remaining after December 31, 2013.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Ohio
Ohio River Fuel Spill
On August 18, 2014, approximately 9,000 gallons of fuel oil was inadvertently discharged into the Ohio River during a fuel oil transfer at the W.C. Beckjord generating plant. The total costs to be incurred related to the clean-up of the oil spill are not expected to be material.
2014 Electric Security Plan
On May 29, 2014, Duke Energy Ohio filed an application for approval of an SSO in the form of an ESP, effective June 1, 2015. The proposed ESP includes a competitive procurement process for SSO load, a distribution capital investment rider, a tracking mechanism for incremental distribution costs caused by major storms, and a cost-based recovery of Duke Energy Ohio’s contractual entitlement in OVEC. The proposed plan also seeks rate design modifications and continuance, revision, or termination of existing riders. An evidentiary hearing for this case commenced on October 22, 2014. Duke Energy Ohio cannot predict the outcome of this matter.
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
On May 14, 2014, the Ohio Supreme Court granted certain consumer groups' motion to stay the MGP rider pending their appeals of the PUCO approval of the Gas Settlement. The appellants, the PUCO and Duke Energy Ohio have all filed briefs addressing the merits of this matter with the Ohio Supreme Court. On July 29, 2014, the Ohio Supreme Court denied Duke Energy Ohio's motion to lift the stay, but did require appellants to post a bond. Briefs have been submitted in the case. No bond amount or date for oral argument has been set. Duke Energy Ohio suspended billing of the MGP rider in June 2014. Amounts collected under the rider prior to suspension are immaterial. Duke Energy Ohio cannot predict the outcome of this matter.
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
On May 25, 2011, the PUCO approved a settlement between Duke Energy Ohio, Ohio Energy Group, the Office of Ohio Consumers’ Counsel and the PUCO Staff related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Planning (MTEP) costs, including but not limited to Multi-Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO.
Upon its exit from MISO on December 31, 2011, Duke Energy Ohio recorded a liability for its exit obligation and share of MTEP costs, excluding MVP. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO. As of September 30, 2014, $74 million is recorded as a Regulatory asset on Duke Energy Ohio's Condensed Consolidated Balance Sheets.

(in millions)	December 31, 2013	Provision / Adjustments	Cash Reductions	September 30, 2014
Duke Energy Ohio	$95	$3	$(3)	$95
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
In 2012, MISO estimated Duke Energy Ohio’s MVP obligation over the period from 2012 to 2071 at $2.7 billion, on an undiscounted basis. The estimated obligation is subject to great uncertainty including the ultimate cost of the projects, the annual costs of operations and maintenance, taxes and return over the project lives, the number of years in service for the projects and the allocation to Duke Energy Ohio.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Any liability related to the MISO MVP matter attributable to the Disposal Group will not be transferred to Dynegy upon closing of the disposal of the Midwest generation business.
Duke Energy Indiana
Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant
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
The project was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC plant are recovered from retail electric customers via a tracking mechanism, the IGCC rider. Updates to the IGCC rider are filed semi-annually. An order on the eleventh semi-annual IGCC rider is currently pending. The twelfth and thirteenth semi-annual IGGC riders have been combined and are scheduled for hearings in February 2015.
On March 18, 2014, the Indiana Court of Appeals denied an appeal filed by the Joint Intervenors and affirmed the IURC order approving the 2012 Edwardsport settlement and other related regulatory orders. On June 5, 2014, the Indiana Court of Appeals affirmed the decision on rehearing. The Joint Intervenors requested to seek transfer to the Indiana Supreme Court. On November 7, 2014, the Indiana Supreme Court denied the Joint Intervenors' request to transfer the appeal of these proceedings. The ninth and tenth semi-annual IGCC rider orders have also been appealed. On August 21, 2014, the Indiana Court of Appeals affirmed the IURC order in the tenth IGCC rider proceeding, and on October 29, 2014, denied Joint Intervenors' request for rehearing. On September 8, 2014, the Indiana Court of Appeals remanded the IURC order in the ninth IGCC rider proceeding back to the IURC for further findings concerning approximately $61 million of financing charges Joint Intervenors claimed were caused by construction delay and a ratemaking issue concerning the in-service date determination for tax purposes.
On April 2, 2014, the IURC established a subdocket to Duke Energy Indiana’s current fuel adjustment clause proceeding. In this fuel adjustment subdocket, the IURC intends to review underlying causes for net negative generation amounts at the Edwardsport IGCC plant during the period September through November 2013. Duke Energy Indiana contends the net negative generation is related to the consumption of fuel and auxiliary power when the plant was in start-up or off line. In addition to the OUCC, the Duke Energy Indiana Industrial Group, Nucor Steel-Indiana, Steel Dynamics, Inc., and the Joint Intervenors are parties to the subdocket. The IURC has deferred the fuel adjustment subdocket until resolution of the twelfth and thirteenth semi-annual IGCC rider proceedings. In addition, although the IURC approved fuel adjustment clause recovery for the period December 2013 through March 2014, it determined such fuel costs reasonably related to the operational performance of the Edwardsport IGCC plant shall be subject to refund pending the outcome of the twelfth and thirteenth semi-annual IGCC riders.
Duke Energy Indiana cannot predict the outcome of the fuel adjustment clause proceedings or pending and future IGCC Rider proceedings.
Grid Infrastructure Improvement Plan
On August 29, 2014, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. If approved, eighty percent of the costs will be recovered through a rate tracker. The remaining twenty percent are subject to recovery through future rate case proceedings. Hearings are set for December 2014 and Duke Energy Indiana expects a decision in the second quarter of 2015.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont Natural Gas and AGL Resources announced the formation of a joint venture, Atlantic Coast Pipeline, LLC, to build and own the proposed Atlantic Coast Pipeline (ACP), a 550-mile interstate natural gas pipeline. The ACP is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont Natural Gas. Dominion will build and operate the ACP and will own 45 percent. Duke Energy will have a 40 percent ownership of the pipeline through its Commercial Power segment. The remaining share will be owned by Piedmont Natural Gas and AGL Resources. Duke Energy Carolinas and Duke Energy Progress, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. The project will require FERC approval, which the joint venture will seek to secure by summer 2016. The estimated in-service date of the pipeline is late 2018.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On November 6, 2013, the North Carolina Court of Appeals heard oral arguments on the appeals. On March 4, 2014, the Court of Appeals issued an opinion affirming the NCUC’s approval of the merger. On April 8, 2014, NC WARN filed a petition for discretionary review by the North Carolina Supreme Court. On April 21, 2014, Duke Energy and the Public Staff jointly filed their response opposing NC WARN’s petition. The City of Orangeburg did not file a petition for discretionary review. Duke Energy cannot predict the outcome of these matters.
Progress Energy Merger FERC Mitigation
In June 2012, the FERC approved the merger with Progress Energy, including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff. Several intervenors filed requests for rehearing challenging various aspects of the FERC approval. On October 29, 2014, FERC denied all of the requests for rehearing.
The revised market power mitigation plan provided for the acceleration of one transmission project and the completion of seven other transmission projects (Long-Term FERC Mitigation) and interim firm power sale agreements during the completion of the transmission projects (Interim FERC Mitigation). The Long-Term FERC Mitigation was expected to increase power imported into the Duke Energy Carolinas and Duke Energy Progress service areas and enhance competitive power supply options in the service areas. All of these projects were completed in or before 2014. On May 30, 2014, the Independent Monitor filed with FERC a final report stating that the Long-Term FERC Mitigation is complete. Therefore, Duke Energy Carolinas' and Duke Energy Progress' obligations associated with the Interim FERC Mitigation have terminated. In the second quarter of 2014, Duke Energy Progress recorded an $18 million partial reversal of an impairment recorded in the third quarter of 2012. This reversal adjusts the initial disallowance from the Long-Term FERC mitigation and reflects updated information on the construction costs and in-service dates of the transmission projects.
Following the closing of the merger, outside counsel reviewed Duke Energy’s mitigation plan and discovered a technical error in the calculations. On December 6, 2013, Duke Energy submitted a filing to the FERC disclosing the error and arguing that no additional mitigation is necessary. The City of New Bern filed a protest and requested that FERC order additional mitigation. On October 29, 2014, FERC ordered that the amount of the stub mitigation be increased from 25 MW to 129 MW. The stub mitigation is Duke’s commitment to set aside for third parties a certain quantity of firm transmission capacity from Duke Energy Carolinas to Duke Energy Progress during summer off-peak hours. FERC also ordered that Duke Energy operate certain phase shifters to create additional import capability and that such operation be monitored by an independent monitor. Duke Energy does not expect the costs to comply with this order to be material.
Planned and Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a 10 to 20-year period, and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in South Carolina, Florida, Indiana and Ohio earlier than their current estimated useful lives. The facilities do not have the requisite emission control equipment, primarily to meet United States Environmental Protection Agency (EPA) regulations recently approved or proposed.
The table below contains the net carrying value of generating facilities planned for early retirement or being evaluated for potential retirement included in Property, plant and equipment, net on the Consolidated Balance Sheets.

	September 30, 2014
	Duke Energy	Duke Energy Carolinas(b)	Progress Energy	Duke Energy Florida(c)	Duke Energy Ohio(d)	Duke Energy Indiana(e)
Capacity (in MW)	2,297	200	873	873	556	668
Remaining net book value (in millions)(a)	$256	$19	$109	$109	$9	$119

(a)	Included in Property, plant and equipment, net as of September 30, 2014, on the Condensed Consolidated Balance Sheets.

(b)
Includes Lee Units 1 and 2. Excludes 170 MW Lee Unit 3 that is expected to be converted to gas in 2014. Duke Energy Carolinas expects to retire or convert these units by December 2020 in conjunction with a settlement agreement associated with the Cliffside Unit 6 air permit.

(c)	Includes Crystal River Units 1 and 2.

(d)	Includes Beckjord Units 5 and 6 and Miami Fort Unit 6. Beckjord units have no remaining book value and were retired October 1, 2014.

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

	Nine Months Ended September 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$79	$11	$27	$8	$19	$27	$7
Provisions/adjustments	34	(1)	4	3	1	28	3
Cash reductions	(8)	—	(6)	(4)	(2)	(1)	(1)
Balance at end of period	$105	$10	$25	$7	$18	$54	$9

	Nine Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$75	$12	$33	$14	$19	$15	$8
Provisions/adjustments	6	—	5	1	4	(1)	1
Cash reductions	(17)	—	(6)	(2)	(4)	(8)	(2)
Balance at end of period	$64	$12	$32	$13	$19	$6	$7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation, and monitoring for environmental sites that have been evaluated at this time are presented in the table below.

(in millions)
Duke Energy	$83
Duke Energy Carolinas	25
Progress Energy	9
Duke Energy Progress	2
Duke Energy Florida	7
Duke Energy Ohio	42
Duke Energy Indiana	7
Ash Basins
On February 2, 2014, a break in a 48-inch stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the 48-inch stormwater pipe, stopping the release of materials into the river. On February 21, 2014, a permanent plug was installed in a 36-inch stormwater pipe beneath an adjacent ash basin. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the incident. Duke Energy Carolinas incurred approximately $20 million of repairs and remediation expense related to this incident during the nine months ended September 30, 2014. These amounts are recorded in Operations, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income. Duke Energy Carolinas will not seek recovery of these costs from ratepayers. In July, Duke Energy completed remediation work identified by the EPA. Other costs related to the Dan River release including future regulatory directives, natural resources damages, pending litigation, future claims or litigation, and long-term environmental impact costs cannot be reasonably estimated at this time.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy engaged third-party engineering experts to complete an independent engineering review of all its ash basins. Initial field work has been completed. Findings and recommendations are being reviewed with management and repair actions are being taken to address the findings. Duke Energy is also preparing a comprehensive, longer-term ash basin strategy, which will involve a site by site analysis of applicable laws, regulations, site characteristics, and engineering feasibility. Each site is unique, and site-specific engineering will help determine the most appropriate closure method for that site.
On September 20, 2014, the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) became law. The bill (i) establishes a Coal Ash Management Commission to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities, effective October 1, 2014; (iii) requires closure of ash impoundments at Duke Energy Progress' Asheville and Sutton stations and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019; (iv) requires conversion to dry fly ash handling at active plants not retired by December 31, 2018; (v) requires conversion to dry bottom ash handling at active plants by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be approved as high-risk, intermediate-risk, or low-risk no later than December 31, 2015 by The North Carolina Department of Environment and Natural Resources (DENR) with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments and (viii) enhances the level of regulation for structural fills utilizing coal ash. A variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries is also outlined. Provisions of the bill prohibit cost recovery for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act includes a moratorium for any NCUC ordered rate changes to effectuate the legislation, which ends January 15, 2015. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal combustion residuals surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the retirement of an inactive ash basin at the W.S. Lee Steam Station.
Duke Energy Carolinas and Duke Energy Progress recorded asset retirement obligations at September 30, 2014 based upon the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act and the agreement with SCDHEC. Refer to Note 7 for further discussion of the asset retirement obligations recorded at September 30, 2014.
LITIGATION
Duke Energy
Ash Basin Shareholder Derivative Litigation
Five shareholder derivative lawsuits have been filed relating to the release at Dan River and to the management of Duke Energy’s ash basins. The lawsuits were filed in Delaware Chancery Court on (i) May 21, 2014, by shareholders Edward Tansey and the Police Retirement System of St. Louis; (ii) July 18, 2014, by shareholder Robert Reese; (iii) August 5, 2014, by shareholder Leatrice Seinfeld; (iv) September 2, 2014, by the City of Birmingham; and (v) October 3, 2014, by shareholder Andrew Behar.
The lawsuits name as defendants several current and former Duke Energy officers and directors (collectively, the “Duke Energy Defendants”). Duke Energy is named as a nominal defendant in all five lawsuits.
All of the complaints allege the Duke Energy Defendants breached their fiduciary duties to the company by failing to adequately oversee Duke Energy’s ash basins since 2008 and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuits also assert claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties, and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuits seek both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants.
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
On October 31, 2014, the Delaware Chancery Court judge issued an order consolidating the five lawsuits. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Progress Energy Merger Shareholder Litigation
Duke Energy, the eleven members of the Duke Energy Board of Directors who were also members of the pre-merger Duke Energy Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers are defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidates three lawsuits originally filed in July 2012, and is pending in the United States District Court for the Western District of North Carolina. The plaintiffs allege federal Securities Act and Exchange Act claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in Chief Executive Officer (CEO). The claims are purportedly brought on behalf of a class of all persons who purchased or otherwise acquired Duke Energy securities between June 11, 2012 and July 9, 2012. On July 26, 2013, the Magistrate Judge recommended the District Court Judge deny the defendants’ motion to dismiss. On October 2, 2013, the District Judge heard defendants’ objections to this recommendation. A decision is pending on the motion to dismiss. On August 15, 2014, the parties reached an agreement in principle to settle the litigation for an amount which, net of the expected proceeds of insurance policies, is not anticipated to have a material effect on the results of operations, cash flows or financial position of Duke Energy. The agreement in principle is subject to the execution of a term sheet, which is being negotiated, and will be submitted to the court for approval.

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
On July 18, 2011, the judge granted a defendant’s motion for summary judgment in two of the remaining five cases to which Duke Energy affiliates are a party. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed the lower court’s decision. On July 1, 2014, the U.S. Supreme Court granted the defendants', including Duke Energy, petition for certiorari. No date has been set for oral arguments.
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
Duke Energy Carolinas and Duke Energy Progress
DENR State Enforcement Actions
In the first quarter of 2013, environmental organizations sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged groundwater violations and Clean Water Act violations from coal ash basins at two of their coal-fired power plants in North Carolina. DENR filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. The cases are being heard before a single judge.
On October 4, 2013, Duke Energy Carolinas, Duke Energy Progress and DENR negotiated a proposed consent order covering these two plants. The consent order would have assessed civil penalties and imposed a compliance schedule requiring Duke Energy Carolinas and Duke Energy Progress to undertake monitoring and data collection activities toward making appropriate corrective action to address any substantiated violations. In light of the coal ash release that occurred at Dan River on February 2, 2014, on March 21, 2014, DENR withdrew its support of the consent orders and requested that the court proceed with the litigation.
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
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

North Carolina Declaratory Judgment Action
On October 10, 2012, the SELC, on behalf of the same environmental groups that were permitted to challenge the consent decrees discussed above, filed a petition with the North Carolina Environmental Management Commission (EMC) asking for a declaratory ruling seeking to clarify the application of the state’s groundwater protection rules to coal ash basins. The petition sought to change the interpretation of regulations that permitted DENR to assess the extent, cause and significance of any groundwater contamination before ordering action to eliminate the source of contamination, among other issues. Duke Energy Carolinas and Duke Energy Progress were both permitted to intervene in the matter. On December 3, 2012, the EMC affirmed this interpretation of the regulations.
On March 6, 2014, the North Carolina State Court judge overturned the ruling of the EMC holding that in the case of groundwater contamination, DENR was required to issue an order to immediately eliminate the source of the contamination before an assessment of the nature, significance and extent of the contamination or the continuing damage to the groundwater was conducted. Duke Energy Carolinas, Duke Energy Progress, and the EMC appealed the ruling in April 2014. On May 16, 2014, the North Carolina Court of Appeals denied a petition to stay the case during the appeal. On October 10, 2014, the parties were notified the case has been transferred to the North Carolina Supreme Court.
Federal Citizens Suits
There are currently five cases filed in various North Carolina federal courts contending that the state enforcement actions discussed above do not adequately address the issues raised in the notices of intent to sue related to the Riverbend, Sutton, Cape Fear, H.F. Lee and Buck plants.
On June 11, 2013, Catawba Riverkeeper Foundation, Inc. (Catawba Riverkeeper) filed a separate action in the United States Court for the Western District of North Carolina. The lawsuit contends the state enforcement action discussed above does not adequately address issues raised in Catawba Riverkeeper’s notice of intent to sue relating to the Riverbend plant. On April 11, 2014, the Court denied Catawba Riverkeeper’s objections to the Magistrate Judge’s recommendation that plaintiff’s case be dismissed as well as Duke Energy Carolinas’ motion to dismiss. The Court allowed limited discovery, after which Duke Energy Carolinas may file any renewed motions to dismiss.
On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club, and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations at the Sutton plant. On June 9, 2014, the court granted Duke Energy Progress' request to dismiss the groundwater claims but rejected its request to dismiss the surface water claims. In response to a motion filed by the SELC, on August 1, 2014, the court modified the original June 9th order to dismiss only the plaintiff's federal law claim based on hydrologic connections at Sutton Lake. The claims related to the alleged state court violations of the permits are back in the case.
On September 3, 2014, three cases were filed by various environmental groups: (i) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Cape Fear plant; (ii) a citizen suit in the United States Court for the Eastern District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the H.F. Lee plant; and (iii) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Buck plant.
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
Duke Energy Carolinas
New Source Review
In 1999-2000, the U.S. Department of Justice (DOJ) on behalf of the EPA filed a number of complaints and notices of violation against multiple utilities, including Duke Energy Carolinas, for alleged violations of the New Source Review (NSR) provisions of the Clean Air Act (CAA). The government alleges the utilities violated the CAA when undertaking certain maintenance and repair projects at certain coal plants without (i) obtaining NSR permits and (ii) installing the best available emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaints seek the installation of pollution control technology on generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation. Duke Energy Carolinas asserts there were no CAA violations because the applicable regulations do not require NSR permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

In 2000, the government sued Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina, claiming NSR violations for 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units. Duke Energy Carolinas asserts the projects were routine and not projected to increase emissions. The parties subsequently filed a stipulation agreeing to dismiss with prejudice all but 13 claims at 13 generating units, 11 of which have since been retired. The parties filed opposing motions for summary judgment on the remaining claims. The Court substantially denied both motions for summary judgment. A Duke Energy request for leave to file another motion for summary judgment on alternative grounds, including expiration of the applicable statute of limitations, was denied. On October 24, 2014, Duke Energy Carolinas filed a motion to certify an appeal of the statute of limitations issue to the U.S. Court of Appeals for the Fourth Circuit. That motion is pending. No trial date has been set. It is not possible to predict whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, it might incur in connection with this matter. Ultimate resolution of these matters could have a material effect on the results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory recovery will be pursued for costs incurred in connection with such resolution.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2014, there were 61 asserted claims for non-malignant cases with the cumulative relief sought of up to $13 million, and 23 asserted claims for malignant cases with the cumulative relief sought of up to $7 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $591 million at September 30, 2014 and $616 million at December 31, 2013. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $864 million in excess of the self-insured retention. Receivables for insurance recoveries were $616 million at September 30, 2014, and $649 million at December 31, 2013. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
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
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On December 12, 2011, Duke Energy Progress and Duke Energy Florida sued the United States in the U.S. Court of Federal Claims. The lawsuit claims the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserts damages for the cost of on-site storage. Duke Energy Progress and Duke Energy Florida assert damages for the period January 1, 2006 through December 31, 2010. Claims for all periods prior to 2006 have been resolved. On March 24, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Duke Energy Progress and Duke Energy Florida on this matter, awarding amounts of $83 million and $21 million, respectively. The majority of the awards were recorded as a reduction to capital costs associated with construction of on-site storage facilities. Duke Energy Progress and Duke Energy Florida received payment of the award in September 2014. On October 16, 2014, Duke Energy Progress and Duke Energy Florida filed a new action for costs incurred from 2011 through 2013.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Florida
Westinghouse Contract Litigation
On March 28, 2014 Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under the terminated EPC for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of the EPC.
On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleged damages under the EPC in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee.
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. Trial is set for February 2016. It is not possible to predict the outcome of the litigation and whether Duke Energy Florida will incur any liability for terminating the EPC or to estimate the damages, if any, it might incur in connection with these matters. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
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
Any liability related to the lawsuit attributable to the Disposal Group will not be transferred to Dynegy upon closing of the disposal of the Midwest generation business.
Duke Energy Indiana
Edwardsport IGCC
On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company and Bechtel Corporation in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana is seeking damages of not less than $560 million. The arbitration began on October 20, 2014 and is scheduled to continue into January 2015. Duke Energy Indiana cannot predict the outcome of this matter.
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

(in millions)	September 30, 2014	December 31, 2013
Reserves for Legal Matters
Duke Energy	$227	$204
Progress Energy	70	78
Duke Energy Progress	9	10
Duke Energy Florida	41	43
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2014
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy Florida	Duke Energy
Unsecured Debt
April 2014(a)	April 2024	3.750%	$600	$—	$—	$600
April 2014(a)	April 2017	0.612%	400	—	—	400
June 2014(b)	May 2019	11.870%	—	—	—	108
June 2014(b)	May 2021	13.680%	—	—	—	110
Secured Debt
March 2014(c)	March 2017	0.854%	—	—	225	225
July 2014(d)	July 2036	5.340%	—	—	—	129
First Mortgage Bonds
March 2014(e)	March 2044	4.375%	—	400	—	400
March 2014(e)	March 2017	0.433%	—	250	—	250
Total issuances			$1,000	$650	$225	$2,222

(a)
Proceeds were used to redeem $402 million of tax-exempt bonds at Duke Energy Ohio, the repayment of outstanding commercial paper and for general corporate purposes. See Note 9 for additional information related to the redemption of Duke Energy Ohio's tax-exempt bonds.

(b)	Proceeds were used to repay $196 million of debt for International Energy and for general corporate purposes.

(c)
Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Florida. Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes. See Note 13 for further details.

(d)	Proceeds were used to fund a portion of Duke Energy's prior investment in the existing Wind Star renewables portfolio.

(e)	Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2014
Unsecured Debt
Duke Energy (Parent)	April 2015	3.350%	$450
First Mortgage Bonds
Duke Energy Ohio	March 2015	0.373%	150
Duke Energy Progress	April 2015	5.150%	300
Other			256
Current maturities of long-term debt			$1,156

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

	September 30, 2014
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Commercial paper(b)	(1,278)	(784)	(300)	(27)	—	(4)	(163)
Outstanding letters of credit	(64)	(56)	(4)	(2)	(1)	—	(1)
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Available capacity	$4,542	$1,410	$661	$721	$649	$646	$455

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified within Long-Term Debt Payable to Affiliated Companies in Duke Energy Carolinas' and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

7. ASSET RETIREMENT OBLIGATIONS
ASH BASINS
As a result of the Coal Ash Act and the agreement with SCDHEC discussed in Note 5, Duke Energy Carolinas and Duke Energy Progress recorded asset retirement obligations (ARO) at September 30, 2014 of $2,026 million and $1,406 million, respectively, related to closure of ash basins in North Carolina and South Carolina. The amounts recorded assume ash will retain a non-hazardous designation by the EPA.
The ARO amount is based upon estimated ash basin closure costs for each of Duke Energy's 32 ash basins located at 14 plants in North Carolina and an ash basin at a plant in South Carolina. The amount recorded represents the discounted cash flows for estimated closure costs of these ash basins based upon probability weightings of the potential closure methods as evaluated on a site by site basis. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and timeframe of closure at the individual sites. Closure methods considered include removing the water from the basins and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill, or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with future standards set by the Coal Ash Management Commission established by the Coal Ash Act. The ARO amount will be adjusted as additional information is gained from the Coal Ash Management Commission on acceptable compliance approaches which may change management assumptions.
Asset retirement costs associated with the asset retirement obligations for operating plants and retired plants have been included in Net property, plant and equipment, and Regulatory assets, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2014, $1,559 million and $610 million were recorded in Net property, plant and equipment for Duke Energy Carolinas and Duke Energy Progress, respectively, and $467 million and $763 million were recorded in Regulatory assets for Duke Energy Carolinas and Duke Energy Progress, respectively. The asset retirement costs recorded for Duke Energy Progress are net of $33 million of Regulatory liabilities related to cost of removal. Cost recovery for these expenditures is believed to be probable and will be pursued through the normal ratemaking process with the NCUC, PSCSC, and FERC.
The following table presents changes in the liability associated with asset retirement obligations for Duke Energy and the Subsidiary Registrants impacted by the Coal Ash Act and the agreement with SCDHEC.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress
Balance at December 31, 2013(a)(b)	$4,958	$1,594	$2,570	$1,737
Accretion expense(c)	164	71	91	63
Liabilities settled	(56)	—	(52)	—
Liabilities incurred in the current year(d)	3,433	2,026	1,406	1,406
Balance at September 30, 2014	$8,499	$3,691	$4,015	$3,206

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(a)	The balance as of December 31, 2013 primarily relates to decommissioning nuclear power facilities, asbestos removal and closure of landfills at fossil generation facilities.

(b)	The balance at December 31, 2013 includes $8 million reported in Other current liabilities on the Condensed Consolidated Balance Sheets at Duke Energy, Progress Energy and Duke Energy Progress.

(c)
Substantially all accretion expense for the nine months ended September 30, 2014 relates to Duke Energy's regulated electric operations from previously established asset retirement obligations and has been deferred in accordance with regulatory accounting treatment.

(d)	Amounts relate to asset obligations recorded in the third quarter of 2014 as a result of the Coal Ash Act and an agreement with the SCDHEC related to the W.S Lee Steam Station.

8. GOODWILL
The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.
Duke Energy

(in millions)	Regulated Utilities	International Energy	Commercial Power	Total
Balance at December 31, 2013
Goodwill	$15,950	$326	$935	$17,211
Accumulated impairment charges	—	—	(871)	(871)
Balance at December 31, 2013, as adjusted for accumulated impairment charges	15,950	326	64	16,340
Foreign exchange and other changes	—	(9)	—	(9)
Balance at September 30, 2014
Goodwill	15,950	317	935	17,202
Accumulated impairment charges	—	—	(871)	(871)
Balance at September 30, 2014, as adjusted for accumulated impairment charges	$15,950	$317	$64	$16,331
Duke Energy Ohio

(in millions)	Regulated Utilities	Commercial Power	Total
Balance at December 31, 2013
Goodwill	$1,136	$1,188	$2,324
Accumulated impairment charges	(216)	(1,188)	(1,404)
Balance at December 31, 2013, as adjusted for accumulated impairment charges	920	—	920
Balance at September 30, 2014
Goodwill	1,136	1,188	2,324
Accumulated impairment charges	(216)	(1,188)	(1,404)
Balance at September 30, 2014, as adjusted for accumulated impairment charges	$920	$—	$920
Progress Energy
Progress Energy's Goodwill is included in the Regulated Utilities operating segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Duke Energy Ohio and Progress Energy are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31. Duke Energy, Duke Energy Ohio and Progress Energy update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value of Duke Energy, Duke Energy Ohio and Progress Energy’s reporting units exceeded their respective carrying values at the date of the annual impairment analysis, no impairment charges were recorded in the third quarter of 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$199	$236	$638	$714
Indemnification coverages(b)	5	5	16	16
Joint Dispatch Agreement (JDA) revenue(c)	13	24	125	101
Joint Dispatch Agreement (JDA) expense(c)	36	39	127	71
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$182	$54	$560	$327
Corporate governance and shared services provided to Duke Energy(d)	—	24	—	74
Indemnification coverages(b)	8	9	25	26
JDA revenue(c)	36	39	127	71
JDA expense(c)	13	24	125	101
Duke Energy Progress
Corporate governance and shared service expenses(a)	$91	$33	$291	$195
Indemnification coverages(b)	4	5	13	15
JDA revenue(c)	36	39	127	71
JDA expense(c)	13	24	125	101
Duke Energy Florida
Corporate governance and shared service expenses(a)	$91	$20	$269	$131
Indemnification coverages(b)	4	4	12	11
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$83	$89	$242	$261
Indemnification coverages(b)	3	3	10	11
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$94	$113	$293	$313
Indemnification coverages(b)	3	5	8	10

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

(c)
Duke Energy Carolinas and Duke Energy participate in a JDA which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(d)
In 2013, Progress Energy Service Company (PESC), a consolidated subsidiary of Progress Energy, charged a proportionate share of corporate governance and other costs to consolidated affiliates of Duke Energy. Corporate governance and other shared costs were primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges were recorded as an offset to Operation, maintenance and other in the Condensed Consolidated Statements of Operations and Comprehensive Income. Effective January 1, 2014, PESC was contributed to Duke Energy Corporate Services (DECS), a consolidated subsidiary of Duke Energy, and these costs were no longer charged out of Progress Energy. Progress Energy recorded a non-cash after-tax equity transfer related to the contribution of PESC to DECS in its Condensed Consolidated Statements of Changes in Common Stockholder's Equity during the nine months ended September 30, 2014.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three and nine months ended September 30, 2014 and 2013 for the Subsidiary Registrants.
See Note 13 for information relative to sale of receivables to an affiliate consolidated by Duke Energy.
Because it is not a rated entity, Duke Energy Commercial Asset Management, Inc. (DECAM) receives its credit support from Duke Energy or its nonregulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable of $550 million and $43 million, respectively, as of September 30, 2014 and December 31, 2013. These amounts are recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.
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
10. DERIVATIVES AND HEDGING
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
At September 30, 2014, there were no open commodity derivative instruments designated as hedges.
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

	September 30, 2014
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	29,569	—	—	—	—	25,680	607
Natural gas (millions of decatherms)	659	—	319	117	202	340	—

	December 31, 2013
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	71,466	1,205	925	925	—	69,362	203
Natural gas (millions of decatherms)	636	—	363	141	222	274	—

(a)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.
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
The following tables show notional amounts for derivatives related to interest rate risk.

	September 30, 2014		December 31, 2013
(in millions)	Duke Energy	Duke Energy Ohio	Duke Energy	Duke Energy Ohio
Cash flow hedges(a)	$764	$—	$798	$—
Undesignated contracts	27	27	34	27
Total notional amount	$791	$27	$832	$27

(a)	Duke Energy includes amounts related to consolidated Variable Interest Entities (VIEs) of $552 million at September 30, 2014 and $584 million at December 31, 2013.

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

	September 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$—	$1	$—	$1
Interest rate contracts
Investments and Other Assets: Other	16	—	27	—
Current Liabilities: Other	—	14	—	18
Deferred Credits and Other Liabilities: Other	—	23	—	4
Total Derivatives Designated as Hedging Instruments	16	38	27	23
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	36	—	201	158
Current Assets: Assets Held for Sale	2	2	—	—
Investments and Other Assets: Other	9	—	215	131
Investments and Other Assets: Assets Held for Sale	9	2	—	—
Current Liabilities: Other	4	123	13	153
Current Liabilities: Liabilities Associated with Assets Held for Sale	346	445	—	—
Deferred Credits and Other Liabilities: Other	—	37	5	166
Deferred Credits and Other Liabilities: Liabilities Associated with Assets Held for Sale	148	260	—	—
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	5	—	4
Total Derivatives Not Designated as Hedging Instruments	554	875	434	613
Total Derivatives	$570	$913	$461	$636
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

	Derivative Assets
	September 30, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(e)	Non-Current(f)
Gross amounts recognized	$388	$175	$214	$233
Gross amounts offset	(362)	(127)	(179)	(138)
Net amount subject to master netting	26	48	35	95
Amounts not subject to master netting	—	7	—	14
Net amounts recognized on the Condensed Consolidated Balance Sheet	$26	$55	$35	$109

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Derivative Liabilities
	September 30, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(g)	Non-Current(h)
Gross amounts recognized	$583	$314	$322	$299
Gross amounts offset	(402)	(203)	(192)	(155)
Net amounts subject to master netting	181	111	130	144
Amounts not subject to master netting	3	13	4	11
Net amounts recognized on the Condensed Consolidated Balance Sheet	$184	$124	$134	$155

(a)	Included in Other and Assets Held for Sale within Current Assets on the Condensed Consolidated Balance Sheet.

(b)	Included in Other and Assets Held for Sale within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(c)	Included in Other and Liabilities Associated with Assets Held for Sale within Current Liabilities on the Condensed Consolidated Balance Sheet.

(d)	Included in Other and Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

(e)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.

(f)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(g)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

(h)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
The following table shows the gains and losses recognized on cash flow hedges and the line items on the Condensed Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts	$(6)	$—	$(15)	$71
Commodity contracts	—	—	—	1
Total Pretax Gains (Losses) Recorded in AOCI	$(6)	$—	$(15)	$72
Location of Pretax Gains (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	(2)	—	(7)	(2)
There was no hedge ineffectiveness during the three and nine months ended September 30, 2014 and 2013, and no gains or losses were excluded from the assessment of hedge effectiveness during the same periods.
A $9 million pretax gain is expected to be recognized in earnings during the next 12 months as interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$—	$3	$—	$10
Revenue: Nonregulated electric, natural gas and other	—	(7)	—	(7)
Fuel used in electric generation and purchased power - regulated	32	(68)	18	(157)
Fuel used in electric generation and purchased power - nonregulated	—	(2)	—	—
Loss from Discontinued Operations	(319)	—	(825)	(28)
Interest rate contracts
Interest expense	9	(4)	—	(13)
Total Pretax Gains (Losses) Recognized in Earnings	$(278)	$(78)	$(807)	$(195)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$3	$(29)	$2	$(34)
Regulatory liabilities	1	6	—	10
Interest rate contracts
Regulatory assets	(7)	12	9	51
Regulatory liabilities	(12)	—	16	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(15)	$(11)	$27	$27
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

	September 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$—	$—	$—	$1
Deferred Credits and Other Liabilities: Other	—	—	—	4
Total Derivatives Designated as Hedging Instruments	—	—	—	5
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	—	—	3	2
Investments and Other Assets: Other	—	—	2	1
Current Liabilities: Other	1	115	11	105
Deferred Credits and Other Liabilities: Other	1	29	4	91
Total Derivatives Not Designated as Hedging Instruments	2	144	20	199
Total Derivatives	$2	$144	$20	$204

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

	Derivative Assets
	September 30, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(a)	Non-Current(b)
Gross amounts recognized	$1	$1	$15	$5
Gross amounts offset	(1)	(1)	(13)	(4)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$—	$—	$2	$1

	Derivative Liabilities
	September 30, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(c)	Non-Current(d)
Gross amounts recognized	$115	$29	$107	$93
Gross amounts offset	(1)	(1)	(17)	(10)
Net amounts subject to master netting	114	28	90	83
Amounts not subject to master netting	—	—	—	4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$114	$28	$90	$87

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$1	$3	$—	$10
Fuel used in electric generation and purchased power	32	(68)	18	(157)
Interest rate contracts
Interest expense	—	(4)	—	(13)
Total Pretax Gains (Losses) Recognized in Earnings	$33	$(69)	$18	$(160)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$3	$(31)	$19	$(34)
Interest rate contracts
Regulatory assets	—	4	—	13
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$3	$(27)	$19	$(21)

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

	September 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$—	$1	$—	$1
Total Derivatives Designated as Hedging Instruments	—	1	—	1
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Investments and Other Assets: Other	—	—	2	1
Current Liabilities: Other	2	39	2	40
Deferred Credits and Other Liabilities: Other	1	8	2	29
Total Derivatives Not Designated as Hedging Instruments	3	47	6	70
Total Derivatives	$3	$48	$6	$71
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

	Derivative Assets
	September 30, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(a)	Non-Current(b)
Gross amounts recognized	$2	$1	$3	$3
Gross amounts offset	(2)	(1)	(3)	(3)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$—	$—	$—	$—

	Derivative Liabilities
	September 30, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(c)	Non-Current(d)
Gross amounts recognized	$40	$8	$41	$30
Gross amounts offset	(2)	(1)	(3)	(3)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$38	$7	$38	$27

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$1	$3	$—	$10
Fuel used in electric generation and purchased power	13	(24)	4	(53)
Interest rate contracts
Interest expense	—	(3)	—	(9)
Total Pretax Gains (Losses) Recognized in Earnings	$14	$(24)	$4	$(52)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(19)	$(11)	$21	$(18)
Interest rate contracts
Regulatory assets	—	3	—	10
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(19)	$(8)	$21	$(8)
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

	September 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$—	$—	$3	$2
Current Liabilities: Other	1	75	9	64
Deferred Credits and Other Liabilities: Other	1	21	2	63
Total Derivatives	$2	$96	$14	$129
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

	Derivative Assets
	September 30, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(a)	Non-Current(b)
Gross amounts recognized	$1	$1	$12	$2
Gross amounts offset	(1)	(1)	(10)	(2)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$—	$—	$2	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Derivative Liabilities
	September 30, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(c)	Non-Current(d)
Gross amounts recognized	$75	$21	$66	$63
Gross amounts offset	(1)	(1)	(15)	(7)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$74	$20	$51	$56

(a)	Included in Other within Current Assets on the Condensed Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Condensed Balance Sheet.

(c)	Included in Other within Current Liabilities on the Condensed Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Balance Sheet.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power	20	(45)	14	(105)
Interest rate contracts
Interest expense	—	(1)	—	(3)
Total Pretax Gains (Losses) Recognized in Earnings	$20	$(46)	$14	$(108)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$22	$(19)	$(2)	$(16)
Interest rate contracts
Regulatory assets	—	1	—	3
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$22	$(18)	$(2)	$(13)

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

	September 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$2	$—	$186	$163
Current Assets: Assets Held for Sale	1	1	—	—
Investments and Other Assets: Other	—	—	202	130
Investments and Other Assets: Assets Held for Sale	9	2	—	—
Current Liabilities: Other	—	—	1	36
Current Liabilities: Liabilities Associated with Assets Held for Sale	378	484	—	—
Deferred Credits and Other Liabilities: Other	—	—	2	56
Deferred Credits and Other Liabilities: Liabilities Associated with Assets Held for Sale	174	287	—	—
Interest rate contracts
Current Liabilities: Other	—	—	—	1
Deferred Credits and Other Liabilities: Other	—	4	—	4
Total Derivatives Designated as Hedging Instruments	564	778	391	390
Total Derivatives	$564	$778	$391	$390
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

	Derivative Assets
	September 30, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(e)	Non-Current(f)
Gross amounts recognized	$381	$183	$186	$205
Gross amounts offset	(377)	(177)	(165)	(132)
Net amounts recognized on the Condensed Consolidated Balance Sheet	$4	$6	$21	$73

	Derivative Liabilities
	September 30, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(g)	Non-Current(h)
Gross amounts recognized	$485	$293	$199	$186
Gross amounts offset	(419)	(251)	(173)	(143)
Net amounts subject to master netting	66	42	26	43
Amounts not subject to master netting	—	—	1	4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$66	$42	$27	$47

(a)	Included in Assets Held for Sale within Current Assets on the Condensed Consolidated Balance Sheet.

(b)	Included in Assets Held for Sale within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(c)	Included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Condensed Consolidated Balance Sheet.

(d)	Included in Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

(e)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.

(f)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.

(g)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

(h)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Income (Loss) from Discontinued Operations	$(303)	$3	$(887)	$(28)
Interest rate contracts
Interest expense	—	—	(1)	(1)
Total Pretax Gains (Losses) Recognized in Earnings	$(303)	$3	$(888)	$(29)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$—	$—	$(1)	$—
Interest rate contracts
Regulatory assets	—	—	—	3
Regulatory liabilities	—	—	6	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$—	$—	$5	$3
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

	September 30, 2014
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$688	$107	$38	$69	$688
Fair value of collateral already posted	202	—	—	—	202
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	86	107	38	69	86

	December 31, 2013
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$525	$168	$60	$108	$355
Fair value of collateral already posted	135	10	—	10	125
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	205	158	60	98	47

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative must be executed with the same counterparty under the same master netting agreement. Amounts disclosed below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements. Amounts for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana were not material.

	September 30, 2014	December 31, 2013
(in millions)	Receivables	Receivables
Duke Energy
Amounts offset against net derivative positions	$116	$30
Amounts not offset against net derivative positions	86	122
Progress Energy
Amounts offset against net derivative positions	—	10
Duke Energy Florida
Amounts offset against net derivative positions	—	10
Duke Energy Ohio
Amounts offset against net derivative positions	116	19
Amounts not offset against net derivative positions	86	115

11. INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.
TRADING SECURITIES
Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. The fair value of these investments was $7 million at September 30, 2014 and $18 million at December 31, 2013.
AVAILABLE-FOR-SALE SECURITIES
All other investments in debt and equity securities are classified as available-for-sale securities.
Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the Nuclear Decommissioning Trust Fund (NDTF) at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans, (iii) Duke Energy’s captive insurance investment portfolio, and (iv) Duke Energy’s foreign operations investment portfolio.
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
Investment Trusts
The investments within the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary impairments and are recognized immediately. Pursuant to regulatory accounting, substantially all realized and unrealized gains and losses associated with investments within the Investment Trusts are deferred as a regulatory asset or liability. As a result, there is no immediate impact on earnings of the Duke Energy Registrants.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments, and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of September 30, 2014 and December 31, 2013. There were no other-than-temporary impairments for debt or equity securities as of September 30, 2014 and December 31, 2013.
DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$74	$—	$—	$110
Equity securities	1,943	28	3,825	1,813	10	3,579
Corporate debt securities	13	3	493	8	6	400
Municipal bonds	5	1	132	2	6	160
U.S. government bonds	12	4	713	7	12	730
Other debt securities	—	1	137	22	2	154
Total NDTF	$1,973	$37	$5,374	$1,852	$36	$5,133
Other Investments
Cash and cash equivalents	$—	$—	$16	$—	$—	$21
Equity securities	32	—	95	29	—	91
Corporate debt securities	2	—	68	1	1	99
Municipal bonds	3	—	82	2	2	79
U.S. government bonds	—	—	16	—	—	17
Other debt securities	1	5	96	—	8	111
Total Other Investments(a)	$38	$5	$373	$32	$11	$418
Total Investments	$2,011	$42	$5,747	$1,884	$47	$5,551
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2014
Due in one year or less	$33
Due after one through five years	452
Due after five through 10 years	457
Due after 10 years	795
Total	$1,737
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Realized gains	$28	$72	$90	$135
Realized losses	51	16	57	38

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$39	$—	$—	$42
Equity securities	1,046	17	2,124	974	6	1,964
Corporate debt securities	7	3	345	5	5	274
Municipal bonds	1	—	22	—	2	54
U.S. government bonds	4	2	317	3	7	354
Other debt securities	—	1	122	22	2	146
Total NDTF	$1,058	$23	$2,969	$1,004	$22	$2,834
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(a)	$—	$1	$3	$—	$1	$3
Total Investments	$1,058	$24	$2,972	$1,004	$23	$2,837
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2014
Due in one year or less	$2
Due after one through five years	171
Due after five through 10 years	256
Due after 10 years	380
Total	$809
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Realized gains	$20	$49	$72	$95
Realized losses	48	1	50	11

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

PROGRESS ENERGY
The following table presents the estimated fair value investments in available-for-sale securities.

	September 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$35	$—	$—	$68
Equity securities	897	11	1,701	839	4	1,615
Corporate debt securities	6	—	148	3	1	126
Municipal bonds	4	1	110	2	4	106
U.S. government bonds	8	2	396	4	5	376
Other debt securities	—	—	15	—	—	8
Total NDTF	$915	$14	$2,405	$848	$14	$2,299
Other Investments
Cash and cash equivalents	$—	$—	$15	$—	$—	$20
Municipal bonds	3	—	43	1	—	39
Total Other Investments(a)	$3	$—	$58	$1	$—	$59
Total Investments	$918	$14	$2,463	$849	$14	$2,358
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2014
Due in one year or less	$21
Due after one through five years	218
Due after five through 10 years	145
Due after 10 years	328
Total	$712
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Realized gains	$8	$22	$17	$37
Realized losses	3	11	6	20

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$28	$—	$—	$48
Equity securities	574	7	1,127	535	3	1,069
Corporate debt securities	4	—	95	3	1	80
Municipal bonds	4	1	108	2	4	104
U.S. government bonds	6	2	257	4	3	232
Other debt securities	—	—	8	—	—	5
Total NDTF	$588	$10	$1,623	$544	$11	$1,538
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$2
Total Other Investments(a)	$—	$—	$2	$—	$—	$2
Total Investments	$588	$10	$1,625	$544	$11	$1,540
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2014
Due in one year or less	$10
Due after one through five years	147
Due after five through 10 years	94
Due after 10 years	217
Total	$468
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Realized gains	$4	$7	$11	$15
Realized losses	2	2	4	6

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$7	$—	$—	$20
Equity securities	323	4	574	304	1	546
Corporate debt securities	2	—	53	—	—	46
Municipal bonds	—	—	2	—	—	2
U.S. government bonds	2	—	139	—	2	144
Other debt securities	—	—	7	—	—	3
Total NDTF	$327	$4	$782	$304	$3	$761
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$3
Municipal bonds	3	—	43	1	—	39
Total Other Investments(a)	$3	$—	$43	$1	$—	$42
Total Investments	$330	$4	$825	$305	$3	$803
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2014
Due in one year or less	$11
Due after one through five years	71
Due after five through 10 years	51
Due after 10 years	111
Total	$244
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Realized gains	$3	$14	$5	$22
Realized losses	1	9	2	13

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Equity securities	26	—	68	24	—	65
Municipal bonds	—	—	30	—	1	28
Total Other Investments(a)	$26	$—	$99	$24	$1	$94
Total Investments	$26	$—	$99	$24	$1	$94
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2014
Due in one year or less	$1
Due after one through five years	18
Due after five through 10 years	8
Due after 10 years	3
Total	$30
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three and nine months ended September 30, 2014 and 2013.
12. FAIR VALUE MEASUREMENTS
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels 1 and 2 during the three and nine months ended September 30, 2014 and 2013. Transfers out of Level 3 during the three and nine months ended September 30, 2014 are the result of forward commodity prices becoming observable due to the passage of time.

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
Goodwill, Long-lived Assets and Assets Held for Sale
See Note 8 for a discussion of the valuation of goodwill and long-lived assets and Note 2 related to the Midwest Generation Disposal Group.
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,824	$3,649	$3	$172
Nuclear decommissioning trust fund debt securities	1,550	388	1,162	—
Other trading and available-for-sale equity securities	96	96	—	—
Other trading and available-for-sale debt securities	284	31	238	15
Derivative assets	85	6	45	34
Total assets	5,839	4,170	1,448	221
Derivative liabilities	(428)	(119)	(253)	(56)
Net assets	$5,411	$4,051	$1,195	$165

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

	Three Months Ended September 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$188	$22	$210
Total pretax realized or unrealized gains (losses) included in earnings	—	(33)	(33)
Purchases, sales, issuances and settlements:
Purchases	13	(1)	12
Sales	(13)	—	(13)
Issuances	—	1	1
Transfers out of Level 3 due to observability of inputs	—	(1)	(1)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	(10)	(6)
Balance at end of period	$192	$(22)	$170
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(49)	$(49)

	Three Months Ended September 30, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$97	$(87)	$10
Total pretax realized or unrealized gains (losses) included in earnings	—	13	13
Total pretax gains included in other comprehensive income	1	—	1
Purchases, sales, issuances and settlements:
Purchases	2	—	2
Sales	(2)	—	(2)
Issuances	—	4	4
Settlements	(2)	(3)	(5)
Transfers out of Level 3 due to observability of inputs	—	34	34
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	1	2
Balance at end of period	$97	$(38)	$59

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$13	$111
Total pretax realized or unrealized gains (losses) included in earnings	—	(21)	(21)
Purchases, sales, issuances and settlements:
Purchases	29	50	79
Sales	(15)	—	(15)
Settlements	—	(45)	(45)
Transfers out of Level 3 due to observability of inputs	68	(4)	64
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	12	(15)	(3)
Balance at end of period	$192	$(22)	$170
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(49)	$(49)

	Nine Months Ended September 30, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$(85)	$13
Total pretax realized or unrealized gains (losses) included in earnings	—	(8)	(8)
Total pretax gains included in other comprehensive income	(1)	—	(1)
Purchases, sales, issuances and settlements:
Purchases	5	21	26
Sales	(5)	—	(5)
Issuances	—	9	9
Settlements	(3)	(5)	(8)
Transfers out of Level 3 due to observability of inputs	—	34	34
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	3	(4)	(1)
Balance at end of period	$97	$(38)	$59
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,124	$1,949	$3	$172
Nuclear decommissioning trust fund debt securities	845	150	695	—
Other trading and available-for-sale debt securities	3	—	—	3
Net assets	$2,972	$2,099	$698	$175

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,964	$1,879	$58	$27
Nuclear decommissioning trust fund debt securities	870	168	651	51
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	2,837	2,047	709	81
Derivative liabilities	(2)	—	—	(2)
Net assets	$2,835	$2,047	$709	$79

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

	Three Months Ended September 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$171	$(3)	$168
Purchases, sales, issuances and settlements:
Purchases	13	—	13
Sales	(13)	—	(13)
Settlements	—	3	3
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	—	4
Balance at end of period	$175	$—	$175

	Three Months Ended September 30, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$74	$(4)	$70
Purchases, sales, issuances and settlements:
Purchases	2	—	2
Sales	(2)	—	(2)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	—	1
Balance at end of period	$75	$(4)	$71

	Nine Months Ended September 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$81	$(2)	$79
Purchases, sales, issuances and settlements:
Purchases	29	—	29
Sales	(15)	—	(15)
Settlements	—	2	2
Transfers out of Level 3 due to observability of inputs	68	—	68
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	12	—	12
Balance at end of period	$175	$—	$175

	Nine Months Ended September 30, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$72	$(12)	$60
Purchases, sales, issuances and settlements:
Purchases	5	—	5
Sales	(5)	—	(5)
Settlements	—	8	8
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	3	—	3
Balance at end of period	$75	$(4)	$71
PROGRESS ENERGY

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,700	$1,700	$—	$—
Nuclear decommissioning trust fund debt securities	705	238	467	—
Other trading and available-for-sale debt securities	58	15	43	—
Total assets	2,463	1,953	510	—
Derivative liabilities	(142)	—	(142)	—
Net assets	$2,321	$1,953	$368	$—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,615	$1,615	$—	$—
Nuclear decommissioning trust fund debt securities	677	233	444	—
Other trading and available-for-sale debt securities	58	19	39	—
Derivative assets	3	—	3	—
Total assets	2,353	1,867	486	—
Derivative liabilities	(187)	—	(187)	—
Net assets	$2,166	$1,867	$299	$—
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$—	$(35)	$—	$(38)
Purchases, sales, issuances and settlements:
Issuances	—	2	—	10
Transfers out of Level 3 due to observability of inputs	2	34	—	34
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(2)	(1)	—	(6)
Balance at end of period	$—	$—	$—	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,126	$1,126	$—	$—
Nuclear decommissioning trust fund debt securities	497	155	342	—
Other trading and available-for-sale debt securities	2	2	—	—
Total assets	1,625	1,283	342	—
Derivative liabilities	(45)	—	(45)	—
Net assets	$1,580	$1,283	$297	$—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,069	$1,069	$—	$—
Nuclear decommissioning trust fund debt securities	470	137	333	—
Other trading and available-for-sale debt securities	3	3	—	—
Derivative assets	1	—	1	—
Total assets	1,543	1,209	334	—
Derivative liabilities	(66)	—	(66)	—
Net assets	$1,477	$1,209	$268	$—
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$—	$(35)	$—	$(38)
Purchases, sales, issuances and settlements:
Issuances	—	—	—	9
Settlements	—	2	—	—
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	(1)	—	(5)
Transfers out of Level 3 due to observability of inputs	—	34	—	34
Balance at end of period	$—	$—	$—	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$574	$574	$—	$—
Nuclear decommissioning trust fund debt securities and other	208	83	125	—
Other trading and available-for-sale debt securities and other	43	—	43	—
Derivative assets	3	—	3	—
Total assets	828	657	171	—
Derivative liabilities	(97)	—	(97)	—
Net assets	$731	$657	$74	$—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$546	$546	$—	$—
Nuclear decommissioning trust fund debt securities and other	214	96	118	—
Other trading and available-for-sale debt securities and other	40	2	38	—
Derivative assets	1	—	1	—
Total assets	801	644	157	—
Derivative liabilities	(116)	—	(116)	—
Net assets	$685	$644	$41	$—
DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10.

	September 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$7	$—	$3	$4
Derivative liabilities	(221)	(114)	(48)	(59)
Net assets (liabilities)	$(214)	$(114)	$(45)	$(55)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$96	$50	$21	$25
Derivative liabilities	(95)	(1)	(65)	(29)
Net assets (liabilities)	$1	$49	$(44)	$(4)

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

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$(28)	$(19)	$(4)	$(6)
Total pretax realized or unrealized gains (losses) included in earnings	(24)	11	(43)	(4)
Purchases, sales, issuances and settlements:
Purchases	—	—	1	1
Settlements	(2)	2	(6)	—
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(1)	—	1	3
Transfers out of Level 3 due to observability of inputs	—	—	(4)	—
Balance at end of period	$(55)	$(6)	$(55)	$(6)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at June 30, 2014			$(52)
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$69	$69	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	23	1	—	22
Net assets	$122	$70	$30	$22

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$65	$65	$—	$—
Available-for-sale debt securities	29	—	29	—
Derivative assets	12	—	—	12
Net assets	$106	$65	$29	$12
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$45	$18	$12	$10
Total pretax realized or unrealized gains (losses) included in earnings	(13)	3	14	5
Purchases, sales, issuances and settlements:
Purchases	—	—	49	20
Settlements	—	(10)	(38)	(23)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(10)	3	(15)	2
Balance at end of period	$22	$14	$22	$14

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2014
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(33)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$2.45	-	$4.66
Financial transmission rights (FTRs)	22	RTO auction pricing	FTR price - per MWh	(2.47)	-	12.92
Electricity contracts	(2)	Discounted cash flow	Forward electricity curves - price per MWh	25.18	-	59.17
Commodity capacity option contracts	5	Discounted cash flow	Forward capacity option curves - price per MW day	28.60	-	189.25
Reserves	(14)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(22)
Duke Energy Ohio
Electricity contracts	$(10)	Discounted cash flow	Forward electricity curves - price per MWh	25.35	-	59.60
Natural gas contracts	(33)	Discounted cash flow	Forward natural gas curves - price per MMBtu	2.45	-	4.66
Reserves	(12)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(55)
Duke Energy Indiana
FTRs	$22	RTO auction pricing	FTR price - per MWh	(2.47)	-	12.92

	December 31, 2013
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$3.07	-	$5.37
FERC mitigation power sale agreements	(2)	Discounted cash flow	Forward electricity curves - price per MWh	25.79	-	52.38
Financial transmission rights (FTRs)	12	RTO auction pricing	FTR price - per MWh	(0.30)	-	13.80
Electricity contracts	23	Discounted cash flow	Forward electricity curves - price per MWh	20.77	-	58.90
Commodity capacity option contracts	4	Discounted cash flow	Forward capacity option curves - price per MW day	30.40	-	165.10
Reserves	(22)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$13
Duke Energy Carolinas
FERC mitigation power sale agreements	$(2)	Discounted cash flow	Forward electricity curves - price per MWh	25.79	-	52.38
Duke Energy Ohio
Electricity contracts	$18	Discounted cash flow	Forward electricity curves - price per MWh	20.77	-	58.90
Natural gas contracts	(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu	3.07	-	5.37
Reserves	(20)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(4)
Duke Energy Indiana
FTRs	$12	RTO auction pricing	FTR price - per MWh	(0.30)	-	13.80

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

	September 30, 2014		December 31, 2013
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$39,858	$43,602	$40,256	$42,592
Duke Energy Carolinas	8,394	9,426	8,436	9,123
Progress Energy	14,512	16,305	14,115	15,234
Duke Energy Progress	5,716	6,013	5,235	5,323
Duke Energy Florida	5,102	5,867	4,886	5,408
Duke Energy Ohio	1,783	1,967	2,188	2,237
Duke Energy Indiana	3,795	4,356	3,796	4,171
At both September 30, 2014 and December 31, 2013, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
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
Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2014 and the year ended December 31, 2013, or is expected to be provided in the future, that was not previously contractually required.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

CONSOLIDATED VIEs
The tables below show VIEs consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	September 30, 2014
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida
(in millions)	DERF	DEPR	DEFR	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$695	$474	$403	$465	$12	$20	$2,069
Other	—	—	—	—	141	13	154
Investments and Other Assets
Other	—	—	—	—	29	34	63
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	1,856	18	1,874
Accumulated depreciation and amortization	—	—	—	—	(232)	(5)	(237)
Regulatory Assets and Deferred Debits
Other	1	—	1	—	35	—	37
Total assets	$696	$474	$404	$465	$1,841	$80	$3,960
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$2	$—	$2
Taxes accrued	—	—	—	—	6	—	6
Current maturities of long-term debt	—	—	—	—	67	16	83
Other	—	—	—	—	26	12	38
Long-Term Debt(b)	400	300	225	325	989	21	2,260
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	292	—	292
Asset retirement obligations	—	—	—	—	31	—	31
Other	—	—	—	—	33	10	43
Total liabilities	$400	$300	$225	$325	$1,446	$59	$2,755
Net assets of consolidated variable interest entities	$296	$174	$179	$140	$395	$21	$1,205
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
DERF / DEPR / DEFR
Duke Energy Receivables Finance Company, LLC (DERF), Duke Energy Progress Receivables Company, LLC (DEPR), and Duke Energy Florida Receivables Company, LLC (DEFR) are bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida, respectively. On a daily basis, DERF, DEPR, and DEFR buy certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida. DERF, DEPR, and DEFR are wholly owned limited liability companies with separate legal existence from their parents, and their assets are not generally available to creditors of Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida. DERF, DEPR, and DEFR borrow amounts under credit facilities to buy the receivables. Borrowings are limited to the amount of qualified receivables sold, which is expected to be in excess of the credit facilities. The credit facilities are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt. The secured credit facilities were not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.
The most significant activity that impacts the economic performance of DERF, DEPR, and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida consolidate DERF, DEPR, and DEFR, respectively, as they make those decisions.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table outlines amounts and expiration dates of the credit facilities.

	DERF	DEPR	DEFR
Credit facility amount (in millions)	$400	$300	$225
Expiration date	October 2016	December 2016	March 2017
CRC
On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Ohio and Duke Energy Indiana. Receivables sold are securitized by CRC through a facility managed by two unrelated third parties. The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are typically 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Cash collections from the receivables are the sole source of funds to satisfy the related debt obligation. Depending on experience with collections, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the three or nine months ended September 30, 2014 and 2013, respectively. Borrowing is limited to the amount of qualified receivables sold, which is expected to be in excess of the credit facility. The credit facility expires in November 2016 and is reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt.
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
NON-CONSOLIDATED VIEs
The tables below show VIEs not consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	September 30, 2014
	Duke Energy			Duke Energy Ohio	Duke Energy Indiana
(in millions)	Renewables	Other	Total
Receivables	$—	$—	$—	$49	$76
Investments in equity method unconsolidated affiliates	149	3	152	—	$—
Investments and other assets	—	4	4	—	—
Total assets	$149	$7	$156	$49	$76
Other current liabilities	$—	$2	$2	$—	$—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$16	$16	$—	$—
Net assets (liabilities)	$149	$(9)	$140	$49	$76

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
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees (See Note 5), reflected in the table above as Deferred credits and other liabilities.
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
Other
At December 31, 2013, the most significant of the Other non-consolidated VIEs is Duke Energy Ohio’s 9 percent ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006. The carrying amount of OVEC, including this intangible asset, was fully impaired at September 30, 2014.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Receivables sold	$216	$290	$287	$340
Less: Retained interests	49	114	76	143
Net receivables sold	$167	$176	$211	$197
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Sales
Receivables sold	$477	$514	$1,705	$1,664	$739	$765	$2,173	$2,214
Loss recognized on sale	3	3	9	9	3	2	8	8
Cash flows
Cash proceeds from receivables sold	494	518	1,761	1,674	759	758	2,233	2,204
Collection fees received	—	—	1	1	—	—	1	1
Return received on retained interests	—	1	3	4	2	2	5	5
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
14. COMMON STOCK
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Income from continuing operations attributable to Duke Energy common shareholders	$887	$942	$2,351	$1,884
Weighted-average shares outstanding - basic	707	706	707	706
Weighted-average shares outstanding - diluted	707	706	707	706
Earnings per share from continuing operations attributable to Duke Energy common shareholders
Basic	$1.25	$1.33	$3.33	$2.67
Diluted	$1.25	$1.33	$3.33	$2.67
Potentially dilutive items excluded from the calculation(a)			2	2
Dividends declared per common share	$0.795	$0.78	$2.355	$2.31

(a)
Stock options and performance and unvested stock awards were not included in the dilutive securities calculation because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

15. STOCK-BASED COMPENSATION
For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.
Duke Energy recorded pretax stock-based compensation expense as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Stock options	—	$—	—	$2
Restricted stock unit awards	8	10	30	36
Performance awards	4	7	14	25
Total	$12	$17	$44	$63
Tax benefit associated with stock-based compensation expense	$5	$6	17	$24
Stock-based compensation costs capitalized	1	1	3	3
16. EMPLOYEE BENEFIT PLANS
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
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy made contributions directly to pension plan assets during the three and nine months ended September 30, 2013 of $27 million, all of which relates to Duke Energy Florida. Duke Energy did not make any contributions to its qualified defined benefit retirement plans during the nine months ended September 30, 2014.
Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 9.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$34	$10	$10	$6	$5	$1	$3
Interest cost on projected benefit obligation	86	22	28	13	14	5	7
Expected return on plan assets	(128)	(33)	(44)	(21)	(21)	(7)	(10)
Amortization of actuarial loss	37	8	17	8	8	1	3
Amortization of prior service credit	(4)	(2)	—	—	—	—	—
Other	3	1	1	—	—	—	—
Net periodic pension costs	$28	$6	$12	$6	$6	$—	$3

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$41	$12	$15	$6	$8	$1	$2
Interest cost on projected benefit obligation	80	20	29	13	13	5	7
Expected return on plan assets	(137)	(37)	(50)	(24)	(21)	(7)	(11)
Amortization of actuarial loss	61	15	26	11	12	3	6
Amortization of prior service credit	(2)	(2)	(1)	(1)	(1)	—	—
Other	2	1	—	1	—	—	1
Net periodic pension costs	$45	$9	$19	$6	$11	$2	$5

	Nine Months Ended September 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$102	$31	$30	$16	$15	$3	$7
Interest cost on projected benefit obligation	258	64	84	40	43	15	22
Expected return on plan assets	(383)	(99)	(130)	(64)	(64)	(20)	(30)
Amortization of actuarial loss	111	26	51	24	24	3	9
Amortization of prior service credit	(11)	(6)	(2)	(1)	(1)	—	—
Other	6	2	2	1	1	—	—
Net periodic pension costs	$83	$18	$35	$16	$18	$1	$8

	Nine Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$125	$37	$45	$17	$23	$4	$8
Interest cost on projected benefit obligation	240	60	87	38	40	16	21
Expected return on plan assets	(411)	(111)	(149)	(71)	(65)	(22)	(33)
Amortization of actuarial loss	183	45	76	34	37	9	17
Amortization of prior service credit	(8)	(5)	(3)	(1)	(2)	—	—
Other	5	2	1	1	—	—	1
Net periodic pension costs	$134	$28	$57	$18	$33	$7	$14
NON-QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for non-qualified pension plans for registrants with non-qualified pension costs.

	Three Months Ended September 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$—	$1	$—
Interest cost on projected benefit obligation	3	1	2	—	—
Amortization of actuarial loss	1	—	—	—	—
Amortization of prior service credit	—	—	(1)	—	—
Net periodic pension costs	$5	$1	$1	$1	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$1	$1	$—
Interest cost on projected benefit obligation	3	—	1	—	—
Amortization of actuarial loss	1	—	1	1	1
Net periodic pension costs	$5	$—	$3	$2	$1

	Nine Months Ended September 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$2	$—	$1	$1	$—
Interest cost on projected benefit obligation	10	1	4	1	1
Amortization of actuarial loss	2	—	1	—	—
Amortization of prior service credit	—	—	(1)	—	—
Net periodic pension costs	$14	$1	$5	$2	$1

	Nine Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$2	$—	$1	$1	$—
Interest cost on projected benefit obligation	10	1	5	1	1
Amortization of actuarial loss	4	—	3	1	1
Amortization of prior service credit	(1)	—	(1)	—	—
Net periodic pension costs	$15	$1	$8	$3	$2
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
Duke Energy did not make any contributions to its other post-retirement benefit plans during the three and nine months ended September 30, 2014 and 2013.
The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended September 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Indiana
Service cost	$2	$—	$1	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	13	3	6	3	3	1
Expected return on plan assets	(3)	(2)	—	—	—	—
Amortization of actuarial loss	9	1	10	8	3	—
Amortization of prior service credit	(31)	(3)	(24)	(19)	(5)	—
Net periodic other post-retirement benefit costs	$(10)	$(1)	$(7)	$(8)	$1	$1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Indiana
Service cost	$7	$1	$6	$3	$2	$1
Interest cost on accumulated post-retirement benefit obligation	19	3	12	7	5	1
Expected return on plan assets	(4)	(2)	—	—	—	(1)
Amortization of actuarial loss	13	—	13	8	4	1
Amortization of prior service credit	(3)	(2)	—	—	—	—
Net periodic other post-retirement benefit costs	$32	$—	$31	$18	$11	$2

	Nine Months Ended September 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$7	$1	$3	$1	$2	$—	$—
Interest cost on accumulated post-retirement benefit obligation	38	9	17	8	9	1	4
Expected return on plan assets	(9)	(6)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	29	2	31	23	8	(1)	—
Amortization of prior service credit	(94)	(8)	(71)	(55)	(16)	—	—
Net periodic other post-retirement benefit costs	$(29)	$(2)	$(20)	$(23)	$3	$—	$3

	Nine Months Ended September 30, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$21	$2	$17	$9	$6	$—	$1
Interest cost on accumulated post-retirement benefit obligation	55	9	35	19	13	1	4
Expected return on plan assets	(11)	(7)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	39	2	42	26	12	(1)	1
Amortization of prior service credit	(9)	(6)	(1)	(1)	—	—	—
Net periodic other post-retirement benefit costs	$95	$—	$93	$53	$31	$—	$5
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Three Months Ended September 30,
2014(a)	$30	$10	$10	$7	$3	$—	$1
2013	30	10	12	7	4	—	2
Nine Months Ended September 30,
2014(a)	$110	$36	$33	$23	$10	$2	$5
2013	101	34	34	19	11	2	5

(a)
For the three and nine months ended September 30, 2014, amounts include the additional contribution of 4 percent of eligible pay per pay period for employees not eligible to participate in a defined benefit plan.

17. INCOME TAXES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Duke Energy	34.0%	30.9%	31.4%	32.3%
Duke Energy Carolinas	33.9%	37.9%	33.7%	37.5%
Progress Energy	37.1%	38.8%	37.3%	38.1%
Duke Energy Progress	36.3%	35.7%	36.6%	37.3%
Duke Energy Florida	38.5%	40.0%	38.6%	40.0%
Duke Energy Ohio	38.3%	35.9%	34.9%	36.5%
Duke Energy Indiana	31.6%	36.6%	35.2%	37.2%
The increase in the effective tax rate for Duke Energy for the three months ended September 30, 2014 is primarily due to a favorable deferred state tax adjustment in the third quarter of 2013.
The decrease in the effective tax rate for Duke Energy Carolinas for the three months ended September 30, 2014 is primarily due to an increase in the tax benefit related to the manufacturing deduction in 2014 as the prior year deduction was limited by taxable income. The decrease in the effective tax rate for Duke Energy Carolinas for the nine months ended September 30, 2014 is primarily due to favorable audit settlements, changes in apportionment related to state income tax, and the tax benefit related to the manufacturing deduction in 2014 as the prior year deduction was limited by taxable income.
The decrease in the effective tax rate for Progress Energy for the three months ended September 30, 2014 is primarily due to certain nondeductible book depreciation.
The decrease in the effective tax rate for Duke Energy Florida for the three and nine months ended September 30, 2014 is primarily due to certain nondeductible book depreciation.
The increase in the effective tax rate for Duke Energy Ohio for the three months ended September 30, 2014 is primarily due to an increase in the tax benefit related to the manufacturing deduction. The decrease in the effective tax rate for Duke Energy Ohio for the nine months ended September 30, 2014 is primarily due to certain nondeductible book depreciation.
The decrease in the effective tax rate for Duke Energy Indiana for the three and nine months ended September 30, 2014 is primarily due to a reduction in the statutory Indiana corporate income tax rate and a prior period audit settlement.
18. SUBSEQUENT EVENTS
For information on subsequent events related to acquisitions and dispositions, regulatory matters, commitments and contingencies, and debt and credit facilities see Notes 2, 4, 5, and 6, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2014, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
Midwest Generation Exit
On August 21, 2014, Duke Energy Commercial Enterprises, Inc., an indirect wholly owned subsidiary of Duke Energy Corporation, and Duke Energy SAM, LLC, a wholly owned subsidiary of Duke Energy Ohio, entered into a purchase and sale agreement (PSA) with a subsidiary of Dynegy Inc. (Dynegy) whereby Dynegy will acquire Duke Energy Ohio's nonregulated Midwest generation business (Disposal Group). The results of operations of the nonregulated Midwest generation business have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations for the current and prior periods presented. Closing is expected to be completed in the fourth quarter of 2014 or the first quarter of 2015. See Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions,” for further discussion of the Disposal Group.
Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items are measured as income from continuing operations net of income (loss) attributable to noncontrolling interests, adjusted for the dollar and per share impact of mark-to-market impacts of economic hedges in the Commercial Power segment and special items including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. As result of the agreement in August of 2014 to sell the Disposal Group to Dynegy, the operating results of the Disposal Group were classified as discontinued operations in the current period and retrospectively, including a portion of the mark-to-market adjustments associated with derivative contracts. Management believes that including the operating results of the Disposal Group classified as discontinued operations better reflects its financial performance and therefore has included these results in adjusted earnings and adjusted diluted EPS. Derivative contracts are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Power segment. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately and, if associated with the Disposal Group, classified as discontinued operations, as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g., coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. However, due to the divestiture of the Disposal Group as mentioned above, certain derivative positions have tenors beyond the planned disposal date of these assets. As such, management excluded any settlement of these derivative positions from adjusted diluted EPS as these realized gains and losses more closely relate to the disposal of these assets. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common shareholders, which include the dollar and per share impact of special items, mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

PART I

Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income (loss) attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for the mark-to-market impacts of economic hedges in the Commercial Power segment and special items, including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Management believes the presentation of adjusted segment income as presented provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is segment income, which represents segment income from continuing operations, including any special items and the mark-to-market impacts of economic hedges in the Commercial Power segment.
Duke Energy’s adjusted earnings, adjusted diluted EPS, segment income and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate the measures in the same manner.
See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.
Executive Overview
The following table reconciles non-GAAP measures to their most directly comparable GAAP measures.

	Three Months Ended September 30, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$920	$80	$51	$1,051	$(58)	$—	$993	$1.40
Costs to achieve Progress Energy merger	—	—	—	—	(35)	—	(35)	(0.05)
Midwest generation operations	—	—	(68)	(68)	(8)	76	—	—
Asset sales	—	—	—	—	9	—	9	0.01
Discontinued operations	—	—	—	—	—	307	307	0.44
Segment income (loss)/ Net Income Attributable to Duke Energy Corporation	$920	$80	$(17)	$983	$(92)	$383	$1,274	$1.80

	Three Months Ended September 30, 2013
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$923	$116	$15	$1,054	$(21)	$—	$1,033	$1.46
Costs to achieve Progress Energy merger	—	—	—	—	(54)	—	(54)	(0.08)
Midwest generation operations	—	—	(43)	(43)	11	32	—	—
Discontinued operations	—	—	—	—	—	25	25	0.04
Segment income (loss)/ Net Income Attributable to Duke Energy Corporation	$923	$116	$(28)	$1,011	$(64)	$57	$1,004	$1.42
The variance in adjusted earnings for three months ended September 30, 2014, compared to the same period in 2013, was primarily due to:

•	Higher depreciation and amortization expense primarily due to higher depreciable asset base and lower reductions to cost of removal reserves;

•	Lower earnings in Latin America, due to higher purchased power costs in Brazil and an unplanned outage in Chile;

•	Lower post in-service debt returns due to projects added to customer rates;

•	Lower weather-normalized retail customer volumes; and

•	A higher effective tax rate.
Partially offset by:

•	Increased retail pricing and riders primarily resulting from the implementation of revised rates in most jurisdictions;

•	Higher PJM Interconnection, LLC (PJM) capacity revenues; and

•	Favorable weather driven by less mild summer temperatures than in the prior year.

PART I

	Nine Months Ended September 30, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$2,346	$356	$77	$2,779	$(171)	$—	$2,608	$3.69
Costs to achieve Progress Energy merger	—	—	—	—	(107)	—	(107)	(0.15)
Midwest generation operations	—	—	(82)	(82)	—	82	—	—
Asset sales	—	—	—	—	9	—	9	0.01
Asset impairment	—	—	(59)	(59)	—	—	(59)	(0.08)
Economic hedges (mark-to-market)	—	—	(6)	(6)	—	—	(6)	(0.01)
Discontinued operations	—	—	—	—	—	(659)	(659)	(0.94)
Segment income (loss)/ Net Income Attributable to Duke Energy Corporation	$2,346	$356	$(70)	$2,632	$(269)	$(577)	$1,786	$2.52

	Nine Months Ended September 30, 2013
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$2,169	$300	$18	$2,487	$(114)	$—	$2,373	$3.36
Costs to achieve Progress Energy merger	—	—	—	—	(139)	—	(139)	(0.20)
Nuclear development charges	(57)	—	—	(57)	—	—	(57)	(0.08)
Litigation reserve	—	—	—	—	(31)	—	(31)	(0.04)
Crystal River Unit 3 impairment	(180)	—	—	(180)	—	—	(180)	(0.26)
Midwest generation operations	—	—	(72)	(72)	6	66	—	—
Discontinued operations	—	—	—	—	—	11	11	0.01
Segment income (loss)/ Net Income Attributable to Duke Energy Corporation	$1,932	$300	$(54)	$2,178	$(278)	$77	$1,977	$2.79
The variance in adjusted earnings for nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to:

•	Increased retail pricing and riders primarily resulting from the implementation of revised rates in most jurisdictions;

•	Favorable weather in 2014 compared to 2013;

•	Higher results at Commercial Power due to ceasing depreciation on assets held for sale and higher PJM capacity revenues;

•	Higher results in Latin America due to a tax benefit related to the reorganization of Chilean operations; and

•	Higher net wholesale margins resulting from growth in contracted amounts and favorable weather.
Partially offset by:

•	Higher depreciation and amortization expense primarily due to higher depreciable asset base and lower reductions to cost of removal reserves;

•	Lower post in-service debt returns due to projects added to customer rates.

PART I

SEGMENT RESULTS
The remaining information in this discussion of results of operations is presented on a GAAP basis.
Regulated Utilities

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Variance	2014	2013	Variance
Operating Revenues	$5,986	$5,786	$200	$17,074	$15,766	$1,308
Operating Expenses	4,361	4,131	230	12,807	12,136	671
Gains on Sales of Other Assets and Other, net	1	—	1	2	6	(4)
Operating Income	1,626	1,655	(29)	4,269	3,636	633
Other Income and Expenses, net	75	57	18	206	166	40
Interest Expense	271	235	36	816	713	103
Income Before Income Taxes	1,430	1,477	(47)	3,659	3,089	570
Income Tax Expense	510	554	(44)	1,313	1,157	156
Segment Income	$920	$923	$(3)	$2,346	$1,932	$414

Duke Energy Carolinas GWh sales	22,821	22,935	(114)	67,350	65,383	1,967
Duke Energy Progress GWh sales	16,540	17,005	(465)	47,394	45,761	1,633
Duke Energy Florida GWh sales	11,550	11,263	287	30,051	29,132	919
Duke Energy Ohio GWh sales	6,465	6,589	(124)	18,768	18,567	201
Duke Energy Indiana GWh sales	8,224	8,747	(523)	25,553	25,189	364
Total Regulated Utilities GWh sales	65,600	66,539	(939)	189,116	184,032	5,084
Net proportional MW capacity in operation				49,471	49,425	46
Three Months Ended September 30, 2014 as Compared to September 30, 2013
Regulated Utilities’ results were essentially flat as a result of higher depreciation and amortization expense, higher operation and maintenance costs, higher interest expense, and lower weather-normal sales volumes. These impacts were offset by higher retail pricing, and favorable weather. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	A $148 million net increase in retail pricing primarily due to retail rate changes;

•
A $118 million increase in fuel revenues driven primarily by higher fuel rates for electric retail customers for all jurisdictions, except North Carolina; partially offset by decreased demand from electric retail customers. Fuel revenues represent sales to retail and wholesale customers; and

•
A $36 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. For the Carolinas, cooling degree days for the third quarter of 2014 were 11 percent below normal as compared with 17 percent below normal during the same period in 2013. For the Midwest, cooling degree days for the third quarter of 2014 were 29 percent below normal as compared with 11 percent below normal during the same period in 2013. For Florida, cooling degree days for the third quarter of 2014 were 1 percent below normal as compared with 4 percent below normal during the same period in 2013.

Partially offset by:

•
A $76 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014; and

•	A $29 million decrease in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting decreased demand.
Operating Expenses. The variance was driven primarily by:

•
A $118 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) the application of the Nuclear Insurance Insurance Limited (NEIL) proceeds in 2013 for Duke Energy Florida and (ii) higher natural gas prices; partially offset by (i) lower volumes of coal, oil and gas used in electric generation, and (ii) lower coal prices;

•
A $113 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets, and higher 2013 reductions to cost of removal reserves in accordance with regulatory orders; and

•
A $41 million increase in operating and maintenance expense primarily due to higher nuclear costs, including nuclear outage levelization costs and higher environmental and operational costs that are recoverable in rates; partially offset by decreased benefits costs and 2013 donations in accordance with 2013 North Carolina Utilities Commission (NCUC) and Public Service Commission of South Carolina (PSCSC) rate case orders.

PART I

Partially offset by:

•
A $41 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above, partially offset by higher property taxes.

Other Income and Expenses, net. The variance is primarily due to recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the three months ended September 30, 2014 and 2013 was 35.7 percent and 37.5 percent, respectively. The decrease in the effective tax rate is primarily due to the tax benefit related to the manufacturing deduction in 2014 as the prior year deduction was limited by taxable income.
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Regulated Utilities’ results were positively impacted by higher retail pricing and rate riders, favorable weather, an increase in wholesale power margins, higher weather-normal sales volumes, and prior year impairments. These impacts were partially offset by higher depreciation and amortization expense, higher operation and maintenance costs, and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
A $580 million increase in fuel revenues driven primarily by increased demand from electric retail customers resulting from favorable weather conditions, and higher fuel rates for electric retail customers for all jurisdictions, except North Carolina. Fuel revenues represent sales to retail and wholesale customers;

•	A $508 million net increase in retail pricing primarily due to retail rate changes and updated rate riders;

•
A $203 million increase in electric sales (net of fuel revenue) to retail customers due to more favorable weather conditions. For the first nine months of 2014 in the Carolinas, cooling degree days were 5 percent below normal as compared with 16 percent below normal during the same period in 2013, and heating degree days were 15 percent above normal as compared with 7 percent above normal during the same period in 2013. For the first nine months of 2014 in the Midwest, cooling degree days were 21 percent below normal as compared with 8 percent below normal during the same period in 2013, and heating degree days were 23 percent above normal as compared with 5 percent above normal during the same period in 2013. For the first nine months of 2014 in Florida, cooling degree days were 1 percent below normal as compared with 2 percent below normal during the same period in 2013, and heating degree days were 1 percent above normal as compared with 22 percent below normal during the same period in 2013;

•	A $51 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts; and

•	A $35 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand.
Partially offset by:

•
A $76 million decrease in gross receipts tax revenue due to the NC Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014.

Operating Expenses. The variance was driven primarily by:

•
A $573 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) higher volumes of coal, oil and gas used in electric generation due primarily to increased generation resulting from favorable weather conditions, (ii) higher natural gas prices, and (iii) the application of the NEIL settlement proceeds in 2013 for Duke Energy Florida;

•
A $386 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets, and higher 2013 reductions to cost of removal reserves in accordance with regulatory orders; and

•
A $124 million increase in operating and maintenance expense primarily due to higher storm costs, repairs and remediation expenses associated with the Dan River coal ash discharge, and higher nuclear costs, including nuclear outage levelization costs, and higher environmental and operational costs that are recoverable in rates; partially offset by decreased benefits costs and 2013 donations for low-income customers and job training in accordance with 2013 NCUC and PSCSC rate case orders.

Partially offset by:

•	A $345 million decrease due to the 2013 impairment and other charges primarily related to Crystal River Unit 3 Nuclear Station (Crystal River Unit 3) and the proposed Levy Nuclear Station (Levy);

•
A $26 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above, partially offset by higher property taxes; and

•	A $22 million decrease due to the 2013 impairment resulting from the decision to suspend the application for two proposed nuclear units at Shearon Harris Nuclear Station (Harris).
Other Income and Expenses, net. The variance is primarily due to recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates, partially offset by lower allowance for funds used during construction (AFUDC) - equity, due to placing the Sutton plant into service in late 2013.

PART I

Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 35.9 percent and 37.5 percent, respectively. The decrease in the effective tax rate is primarily due to favorable audit settlements, the tax benefit related to the manufacturing deduction in 2014 as the prior year deduction was limited by taxable income, and changes in apportionment related to state income tax.
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
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at the retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The United States Attorney for the Eastern District of North Carolina initiated a criminal investigation related to the discharge. The outcome of these lawsuits and investigation could have an adverse impact to Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to the Regulated Utilities' financial position, results of operations and cash flows. See Notes 5 and 7 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” and "Asset Retirement Obligations," respectively, for additional information.
International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Variance	2014	2013	Variance
Operating Revenues	$366	$370	$(4)	$1,111	$1,168	$(57)
Operating Expenses	275	232	43	760	765	(5)
Gains on Sales of Other Assets and Other, net	2	—	2	7	—	7
Operating Income	93	138	(45)	358	403	(45)
Other Income and Expense, net	43	48	(5)	152	95	57
Interest Expense	25	22	3	71	60	11
Income Before Income Taxes	111	164	(53)	439	438	1
Income Tax Expense	29	44	(15)	74	128	(54)
Less: Income Attributable to Noncontrolling Interests	2	4	(2)	9	10	(1)
Segment Income	$80	$116	$(36)	$356	$300	$56

Sales, GWh	4,292	5,062	(770)	13,814	14,744	(930)
Net proportional MW capacity in operation				4,358	4,600	(242)
Three Months Ended September 30, 2014 as Compared to September 30, 2013
International Energy’s results were impacted by unfavorable hydrology in Brazil and lower margins in Chile and National Methanol Company (NMC), partially offset by favorable hydrology in Central America. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	A $16 million decrease in Peru due to lower sales volumes partially offset by higher average prices;

•	A $15 million decrease in Chile as a result of lower average prices and sales volumes due to an unplanned outage;

•	An $8 million decrease in Brazil due to lower sales volumes partially offset by higher average prices; and

•	A $4 million decrease in Argentina due to unfavorable exchange rates and lower average prices partially offset by higher sales volumes.
Partially offset by:

•	A $39 million increase in Central America due to higher sales volumes and average prices.
Operating Expenses. The variance was driven primarily by:

•	A $38 million increase in Brazil due to higher purchased power as a result of unfavorable hydrology; and

•	A $25 million increase in Central America due to higher fuel consumption in Guatemala and purchased power in El Salvador as a result of increased dispatch.

PART I

Partially offset by:

•	A $17 million decrease in Peru due to lower fuel and variable costs.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the three months ended September 30, 2014 and 2013 was 25.9 percent and 27.2 percent, respectively. The decrease in the effective tax rate was primarily due to a reduction of related investment income.
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
International Energy’s results were impacted by a merger step up tax benefit in Chile, favorable results in Central America, and a net remeasurement gain in Latin America, partially offset by unfavorable hydrology and exchange rates in Brazil. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	A $28 million decrease in Peru as a result of lower sales volumes and unfavorable exchange rates partially offset by higher average prices; and

•	A $23 million decrease in Chile as a result of lower average prices and sales volumes due to an unplanned outage; and

•	A $19 million decrease in Argentina due to unfavorable exchange rates and lower average prices partially offset by higher sales volumes.
Partially offset by:

•	A $12 million increase in Central America as a result of higher sales volumes partially offset by lower average prices.
Operating Expenses. The variance was driven primarily by:

•	A $26 million decrease in Peru due to lower purchased power and fuel costs; and

•	A $21 million decrease in Argentina as a result of lower purchased power and fuel consumption, and favorable exchange rates.
Partially offset by:

•	A $42 million increase in Brazil due to higher purchased power as a result of unfavorable hydrology, partially offset by favorable exchange rates.
Other Income and Expenses, net. The variance is primarily due to a net remeasurement gain in Latin America, higher interest expense in Brazil, and higher equity earnings in NMC as a result of higher methyl tertiary butyl ether volumes partially offset by lower average prices.
Interest Expense. The variance is primarily due to higher interest rates and debt prepayment penalty in Brazil.
Income Tax Expense. The variance was primarily due to a deferred tax benefit recorded in second quarter of 2014 as a result of the merger of two Chilean subsidiaries, which resulted in a decrease in the effective tax rate, and an increase in pretax income. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 16.9 percent and 29.3 percent, respectively.
Commercial Power

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Variance	2014	2013	Variance
Operating Revenues	$50	$58	$(8)	$195	$189	$6
Operating Expenses	87	104	(17)	355	308	47
Gains on Sales of Other Assets and Other, net	—	—	—	—	1	(1)
Operating Loss	(37)	(46)	9	(160)	(118)	(42)
Other Income and Expense, net	5	(2)	7	15	9	6
Interest Expense	14	15	(1)	41	45	(4)
(Loss) Income Before Income Taxes	(46)	(63)	17	(186)	(154)	(32)
Income Tax Benefit	(29)	(35)	6	(116)	(100)	(16)
Segment Loss	$(17)	$(28)	$11	$(70)	$(54)	$(16)

Coal-fired plant production, GWh	192	516	(324)	867	1,266	(399)
Renewable plant production, GWh	1,054	941	113	4,112	3,761	351
Total Commercial Power production, GWh	1,246	1,457	(211)	4,979	5,027	(48)
Net proportional MW capacity in operation				1,698	2,060	(362)
Three Months Ended September 30, 2014 as Compared to September 30, 2013
Commercial Power’s results were primarily attributable to a gain on the sale of intangible assets and lower depreciation expense. The following is a detailed discussion of the variance drivers by line item.

PART I

Operating Revenues. The variance was driven primarily by an $8 million decrease in electric revenues for the Beckjord station, which is not included in the Disposal Group, driven by lower production as units have been retired.
Operating Expenses. The variance was driven primarily by:

•	An $8 million decrease in fuel expense for the Beckjord station driven by lower cost of coal from decreased production as units have been retired; and

•
A $5 million decrease in depreciation driven by discontinued amortization of an intangible asset that was impaired and written off in 2014 and extensions on the projected useful lives of assets in the renewable portfolio.

Other Income and Expense. The variance was primarily due to a net gain recognized for the sale of certain renewable intangible assets and increased equity earnings from higher production in the renewable wind portfolio.
Income Tax Expense. The variance was primarily due to a decrease in pretax losses and higher production tax credits in 2014 for the Renewables portfolio. The effective tax rate for the three months ended September 30, 2014 and 2013 was 64.1 percent and 56.3 percent, respectively.
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Commercial Power’s results were negatively impacted by an impairment recorded for an intangible asset. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by a $17 million increase in electric revenues from higher production in the renewables portfolio, partially offset by a $9 million decrease in net mark-to-market revenues on non-qualifying power hedge contracts.
Operating Expenses. The variance was driven primarily by:

•	A $94 million increase driven by an impairment taken to reducing the carrying value of OVEC to zero.
Partially offset by:

•
A $13 million decrease in depreciation driven by discontinued amortization of an intangible asset that was impaired and written off in 2014 and extensions on the projected useful lives of assets in the renewable portfolio; and

•	An $8 million decrease in fuel expense for the Beckjord station, which is not included in the Disposal Group, driven by lower cost of coal from decreased production as units have been retired; and

•	A $6 million decrease in property tax expense driven by cost reductions in the renewables portfolio resulting from a property tax abatement that went into effect in the current year; and

•	A $6 million decrease in operations and maintenance expense for the renewables portfolio driven primarily by reductions in development activities.
Other Income and Expense. The variance was primarily due to a net gain recognized for the sale of certain renewable intangible assets and increased equity earnings from higher production in the renewable wind portfolio.
Income Tax Expense. The variance was primarily due to an increase in pretax losses and higher production tax credits in 2014 for the Renewables portfolio. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 62.4 percent and 65.3 percent, respectively.
Matters Impacting Future Commercial Power Results
In 2013, a Federal Energy Regulatory Commission (FERC) Administrative Law Judge issued an initial decision holding that Commercial Power is responsible for certain Multi Value Projects (MVP) costs, a type of Transmission Expansion Planning (MTEP) cost, approved by Midcontinent Independent System Operator, Inc. (MISO) prior to the date of Commercial Power’s withdrawal. The initial decision will be reviewed by FERC. If FERC upholds the initial decision, Commercial Power intends to file an appeal in federal court. If Commercial Power is deemed responsible for these costs, and if a portion of these costs are not eligible for recovery, there may be an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Income (Loss) From Discontinued Operations, Net Of Tax
Discontinued Operations increased $316 million for the three months ended September 30, 2014 compared to the same period in the prior year, primarily due to a $460 million pretax reversal of the impairment on the Disposal Group based on the transaction price included in the PSA less cost to sell exceeding the adjusted carrying amount. Included in the variance is the $40 million impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014.
Discontinued Operations decreased $660 million for the nine months ended September 30, 2014 compared to the same period in the prior year, primarily due to a $847 million pretax write-down of the carrying amount of the assets to the estimated fair value of the Disposal Group, based on the transaction price included in the PSA, less estimated costs to sell and a $195 million pretax mark-to-market loss on economic hedges for the Disposal Group. Included in the variance is the $82 million impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014.

PART I

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Variance	2014	2013	Variance
Operating Revenues	$25	$47	$(22)	$79	$113	$(34)
Operating Expenses	84	128	(44)	269	360	(91)
Gains (Losses) on Sales of Other Assets and Other, net	1	(1)	2	2	(4)	6
Operating Loss	(58)	(82)	24	(188)	(251)	63
Other Income and Expense, net	18	(14)	32	33	4	29
Interest Expense	101	108	(7)	302	305	(3)
Loss Before Income Taxes	(141)	(204)	63	(457)	(552)	95
Income Tax Benefit	(50)	(140)	90	(190)	(276)	86
Less: Income Attributable to Noncontrolling Interests	1	—	1	2	2	—
Net Expense	$(92)	$(64)	$(28)	$(269)	$(278)	$9
Three Months Ended September 30, 2014 as Compared to September 30, 2013
Other’s results were negatively impacted by a decrease in income tax benefit. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to mark-to-market activity of mitigation sales related to the Progress Energy merger, partially offset by prior-year mark-to-market activity for Duke Energy Trading and Marketing, LLC (DETM), which was divested in 2013.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger, partially offset by lower expenses related to DETM and unfavorable loss experience at Bison Insurance Company Limited (Bison).
Other Income and Expenses. The increase was primarily due to a gain on investment sale in 2014 and lower interest income following the settlement of a 2004 and 2005 federal tax audit in the prior year.
Income Tax Expense. The variance was primarily due to a decrease in pretax losses. The effective tax rate for the three months ended September 30, 2014 and 2013 was 35.2 percent and 69.0 percent, respectively. The decrease in the effective tax rate is primarily due to a favorable deferred state tax adjustment in the third quarter of 2013.
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Other’s results were positively impacted by a decrease in operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to mark-to-market activity of mitigation sales related to the Progress Energy merger, partially offset by prior-year mark-to-market activity for DETM.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger and lower litigation reserves, partially offset by unfavorable loss experience at Bison and lower expenses related to DETM.
Other Income and Expenses. The increase was primarily due to a gain on investment sale in 2014 and lower interest income following the settlement of a 2004 and 2005 federal tax audit in the prior year.
Income Tax Expense. The variance was primarily due to a decrease in pretax losses. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 41.5 percent and 50.1 percent, respectively. The decrease in the effective tax rate is primarily due to a favorable deferred state tax adjustment in the third quarter of 2013.
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

PART I

DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2014	2013	Variance
Operating Revenues	$5,693	$5,239	$454
Operating Expenses	4,116	3,850	266
Operating Income	1,577	1,389	188
Other Income and Expenses, net	137	94	43
Interest Expense	307	255	52
Income Before Income Taxes	1,407	1,228	179
Income Tax Expense	474	461	13
Net Income	$933	$767	$166
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year	2014
Residential sales	5.1%
General service sales	2.7%
Industrial sales	2.3%
Wholesale power sales	(2.6)%
Total sales	3.0%
Average number of customers	0.9%
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Operating Revenues. The variance was driven primarily by:

•
A $186 million increase in fuel revenues driven primarily by increased demand from retail customers, mainly due to favorable weather conditions, and higher natural gas prices. Fuel revenues represent sales to retail and wholesale customers;

•	A $182 million increase in retail pricing and updated rate riders, which primarily reflects the impact of the 2013 North Carolina and South Carolina retail rate cases;

•
A $103 million increase in electric sales (net of fuel revenues) to retail customers due to favorable weather conditions. Heating degree days for the first nine months of 2014 were 16 percent above normal compared to 8 percent above normal during the same period in 2013 and cooling degree days for the first nine months of 2014 were 7 percent below normal as compared to 18 percent below normal in 2013; and

•	A $19 million increase in weather-normal sales volumes to retail customers reflecting increased demand.
Partially offset by:

•
A $42 million decrease in gross receipts tax revenue due to the NC Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014.

Operating Expenses. The variance was driven primarily by:

•
A $185 million increase in fuel expense (including purchased power) primarily related to increased generation due to higher sales volumes and increased prices of natural gas used in electric generation, net of change in fuel mix;

•
A $74 million increase in depreciation and amortization primarily due to higher depreciation as a result of additional plant in service and amortization of certain regulatory assets, partially offset by lower amortization expense due to reductions in regulatory liabilities for costs of removal in accordance with the 2013 North Carolina and South Carolina rate case orders; and

•
A $23 million increase in operating and maintenance expenses primarily due to higher non-outage costs at generation plants, higher storm costs, repairs and remediation expenses associated with the Dan River coal ash discharge and higher energy efficiency program costs, partially offset by decreased corporate costs, lower costs associated with the Progress Energy merger, lower nuclear outage expenses including the impacts of levelization and decreased employee benefit costs.

PART I

Partially offset by:

•
A $19 million decrease in property and other tax expenses primarily due to lower revenue related taxes driven by the elimination of North Carolina gross receipts tax effective July 1, 2014, partially offset by higher property tax expense.

Other Income and Expenses, net. The variance was primarily due to the recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates, partially offset by lower interest on bonds.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 33.7 percent and 37.5 percent, respectively. The decrease in the effective tax rate is primarily due to favorable audit settlements, changes in apportionment related to state income tax and the tax benefit related to the manufacturing deduction in 2014 as the prior year deduction was limited by taxable income.
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
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at the retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The United States Attorney for the Eastern District of North Carolina initiated a criminal investigation related to the discharge. The outcome of these lawsuits and investigation could have an adverse impact to Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Carolinas' financial position, results of operations and cash flows. See Notes 5 and 7 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” and "Asset Retirement Obligations," respectively, for additional information.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2014	2013	Variance
Operating Revenues	$7,825	$7,233	$592
Operating Expenses	6,198	6,020	178
Gains on Sales of Other Assets and Other, net	3	2	1
Operating Income	1,630	1,215	415
Other Income and Expenses, net	54	63	(9)
Interest Expense	502	520	(18)
Income From Continuing Operations Before Taxes	1,182	758	424
Income Tax Expense From Continuing Operations	441	289	152
Income From Continuing Operations	741	469	272
(Loss) Income From Discontinued Operations, net of tax	(6)	10	(16)
Net Income	735	479	256
Less: Net Income Attributable to Noncontrolling Interest	2	2	—
Net Income Attributable to Parent	$733	$477	$256
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Operating Revenues. The variance was driven primarily by:

•
A $311 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from wholesale and retail customers, partially resulting from favorable weather conditions, and higher fuel rates for wholesale customers reflective of higher fuel costs for Duke Energy Progress; and to increased demand from electric retail customers in the current year mainly due to favorable weather as well as a higher fuel rate in the current year related to lower NEIL insurance reimbursements and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement for Duke Energy Florida. Fuel revenues represent sales to retail and wholesale customers;

•	A $131 million increase in retail pricing, which primarily reflects the impact of the 2013 North Carolina retail rate case in North Carolina and the 2014 base rate increase in Florida;

•
A $100 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions. For Duke Energy Progress, Heating degree days for the nine months ended September 30, 2014 were 15 percent above normal compared to 6 percent above normal for the prior year and cooling degree days were 3 percent below normal compared to 14 percent below normal for the prior year. For Duke Energy Florida, Heating degree days for the nine months ended September 30, 2014 were 24 percent higher and cooling degree days were one percent higher compared to the same period in 2013;

•	A $50 million increase in nuclear cost recovery clause and energy conservation cost recovery clause revenues at Duke Energy Florida due to higher recovery rates in the current year;
Operating Expenses. The variance was driven primarily by:

•
A $302 million increase in fuel expenses (including purchased power). For Duke Energy Florida the increase is due to the application of the NEIL settlement proceeds in 2013 and higher sales volumes driven by increased demand and higher fuel prices in the current year. For Duke Energy Progress the increase is primarily due to increased sales volumes and higher fuel prices.

•
A $221 million increase in depreciation and amortization. For Duke Energy Florida the increase is primarily due to a reduction of the cost of removal component of amortization expense in 2013 as allowed under the 2012 Settlement and increased environmental cost recovery clause amortization related to prior year under-recovery and nuclear cost recovery clause amortization due to an increase in recoverable nuclear assets in the current year. For Duke Energy Progress the increase is primarily due to additional plant in service and amortization of certain regulatory assets and a prior year reversal of a portion of cost of removal reserves in accordance with the 2013 NCUC rate case order; and

•
A $43 million increase in operations and maintenance expenses. For Duke Energy Progress the increase is primarily due to the impacts of amortization on nuclear levelization outage deferrals and higher storm costs, partially offset by prior year donations for low-income customers and job training in accordance with the 2013 NCUC rate case order and lower costs to achieve the merger with Duke Energy including transmission projects and severance. For Duke Energy Florida the increase is primarily due to an increase in expenses that are recoverable under the energy conservation cost recovery clause, partially offset by a decrease in overall corporate costs, including benefits.

PART I

Partially offset by:

•	A $344 million decrease due to 2013 impairment and other charges at Duke Energy Florida primarily related to Crystal River Unit 3 and Levy; and

•
A $40 million decrease at Duke Energy Progress due to a current year $18 million reduction to a 2012 impairment charge related to the disallowance of transmission project costs, which are a portion of the Long-Term FERC Mitigation and a $22 million prior year impairment charge resulting from the decision to suspend the application for two proposed nuclear units at the Harris nuclear station.

Interest Expense. The variance was primarily due to the $29 million charge to interest expense on the redemption of Progress Energy’s 7.10 percent Cumulative Quarterly Income Preferred Securities in January of 2013.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 37.3 percent and 38.1 percent, respectively.
Matters Impacting Future Results
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas' retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The outcome of these lawsuits could have an adverse impact to Progress Energy's financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Progress Energy's financial position, results of operations and cash flows. See Notes 5 and 7 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” and "Asset Retirement Obligations," respectively, for additional information.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2014	2013	Variance
Operating Revenues	$3,980	$3,781	$199
Operating Expenses	3,226	3,101	125
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	755	681	74
Other Income and Expenses, net	34	43	(9)
Interest Expense	172	147	25
Income Before Income Taxes	617	577	40
Income Tax Expense	226	215	11
Net Income and Comprehensive Income	$391	$362	$29
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior period	2014
Residential sales	6.7%
General service sales	2.9%
Industrial sales	(3.3)%
Wholesale power sales	6.9%
Total sales	3.6%
Average number of customers	1.1%
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Operating Revenues. The variance was driven primarily by:

•
A $96 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from wholesale and retail customers, partially resulting from favorable weather conditions, and higher fuel rates for wholesale customers reflective of higher fuel costs. Fuel revenues represent sales to retail and wholesale customers;

•	A $72 million increase in retail pricing, which primarily reflects the impact of the 2013 North Carolina retail rate case;

•
A $70 million increase (net of fuel revenue) in electric sales to retail customers due to favorable weather conditions. Heating degree days for the nine months ended September 30, 2014 were 15 percent above normal compared to 6 percent above normal for the prior year and cooling degree days were 3 percent below normal compared to 14 percent below normal for the prior year; and

•	A $27 million increase in wholesale power revenues primarily due to higher energy rates, increased capacity rates and higher peak demand.
Partially offset by:

•
A $34 million decrease in gross receipts tax revenue due to the NC Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014; and

•	An $18 million decrease in weather-normal sales volumes to retail customers reflecting decreased demand.
Operating Expenses. The variance was driven primarily by:

•	A $109 million increase in fuel expenses (including purchased power) primarily due to increased sales volumes;

•
A $48 million increase in depreciation and amortization expenses primarily due to higher depreciation as a result of additional plant in service and amortization of certain regulatory assets and a prior year reversal of a portion of cost of removal reserves in accordance with the 2013 NCUC rate case order; and

PART I

•
A $30 million increase in operations and maintenance expenses primarily due to the impacts of amortization on nuclear levelization outage deferrals and higher storm costs, partially offset by prior year donations for low-income customers and job training in accordance with the 2013 NCUC rate case order and lower costs to achieve the merger with Duke Energy including transmission projects and severance.

Partially offset by:

•
A $40 million decrease due to a current year $18 million reduction to a 2012 impairment charge related to the disallowance of transmission project costs, which are a portion of the Long-Term FERC Mitigation and a $22 million prior year impairment charge resulting from the decision to suspend the application for two proposed nuclear units at the Harris nuclear station; and

•
A $22 million decrease in property and other tax expenses primarily due to lower revenue related taxes driven by the elimination of North Carolina gross receipts tax effective July 1, 2014, partially offset by higher property tax expense.

Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates and lower AFUDC - debt due to projects placed in service.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 36.6 percent and 37.3 percent, respectively.
Matters Impacting Future Results
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas' retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to coal ash management practices, both preceding and following the Dan River incident. The outcome of these lawsuits could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Progress' financial position, results of operations and cash flows. See Notes 5 and 7 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” and "Asset Retirement Obligations," respectively, for additional information.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2014	2013	Variance
Operating Revenues	$3,832	$3,442	$390
Operating Expenses	2,959	2,906	53
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	873	537	336
Other Income and Expenses, net	17	19	(2)
Interest Expense	150	138	12
Income Before Income Taxes	740	418	322
Income Tax Expense	285	168	117
Net Income	$455	$250	$205
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

Increase over prior period	2014
Residential sales	5.1%
General service sales	1.4%
Industrial sales	1.5%
Wholesale power sales	3.4%
Total sales	3.2%
Average number of customers	1.4%
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Operating Revenues. The variance was driven primarily by:

•
A $215 million increase in fuel and capacity revenues primarily due to increased demand from electric retail customers in the current year mainly due to favorable weather as well as a higher fuel rate in the current year related to lower NEIL insurance reimbursements and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement. Fuel revenues represent sales to retail and wholesale customers;

•	A $59 million net increase in base revenues due primarily to the 2014 base rate increase;

•	A $50 million increase in nuclear cost recovery clause and energy conservation cost recovery clause revenues due to higher recovery rates in the current year;

•
A $30 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. Heating degree days in 2014 were 24 percent higher and cooling degree days were one percent higher compared to the same period in 2013;

•	A $16 million increase in weather-normal sales volumes to retail customers reflecting increased demand; and

•	A $13 million increase in wholesale power revenues primarily driven by increased capacity rates partially offset by the impact of contracts that expired in 2013.
Operating Expenses. The variance was driven primarily by:

•
A $193 million increase in fuel used in electric generation and purchased power due to the application of the NEIL settlement proceeds in 2013 and higher sales volumes driven by increased demand and higher fuel prices in the current year;

•
A $173 million increase in depreciation and amortization primarily due to a reduction of the cost of removal component of amortization expense in 2013 as allowed under the 2012 Settlement and increased environmental cost recovery clause amortization related to prior year under-recovery and nuclear cost recovery clause amortization due to an increase in recoverable nuclear assets in the current year;

•	A $21 million increase in property and other taxes primarily driven by higher revenue-related taxes in 2014 due to the higher revenues and higher property taxes; and

PART I

•
An $10 million increase in operations and maintenance costs primarily due to an increase in expenses that are recoverable under the energy conservation cost recovery clause, partially offset by a decrease in overall corporate costs, including benefits.

Partially offset by:

•	A $344 million decrease due to 2013 impairment and other charges primarily related to Crystal River Unit 3 and Levy.
Interest Expense. The increase is due to a lower debt return in 2014 driven by the Crystal River Unit 3 regulatory asset impairment in 2013 and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 38.6 percent and 40.0 percent, respectively. The decrease in the effective tax rate was primarily due to certain nondeductible book depreciation.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2014	2013	Variance
Operating Revenues	$1,433	$1,349	$84
Operating Expenses	1,322	1,220	102
Gains on Sales of Other Assets and Other, net	—	4	(4)
Operating Income	111	133	(22)
Other Income and Expenses, net	9	4	5
Interest Expense	60	47	13
Income from Continuing Operations Before Income Taxes	60	90	(30)
Income Tax Expense from Continuing Operations	21	33	(12)
Income from Continuing Operations	39	57	(18)
(Loss) Income from Discontinued Operations, net of tax	(597)	39	(636)
Net (Loss) Income	$(558)	$96	$(654)
The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year	2014
Residential sales	2.4%
General service sales	1.5%
Industrial sales	4.3%
Wholesale power sales	(29.2)%
Total sales	1.1%
Average number of customers	0.6%
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Operating Revenues. The variance was driven primarily by:

•	A $48 million increase in regulated fuel revenues primarily driven by higher fuel costs and increased sales volumes; and

•	A $42 million increase in retail pricing and rate riders primarily due to 2013 rate increases.
Partially offset by:

•	A $10 million decrease in net mark-to-market revenue on non-qualifying power hedge contracts.
Operating Expenses. The variance was driven primarily by:

•	A $94 million impairment taken to reduce the carrying value of OVEC to zero; and

•	A $60 million increase in regulated fuel expense driven primarily by higher fuel costs and increased volumes.
Partially offset by:

•	A $32 million decrease in operating and maintenance expenses primarily due to lower corporate governance costs; and

•	A $14 million decrease in property and other taxes driven primarily by an Ohio gas excise tax settlement in 2014.
Interest Expense. The increase was primarily due to higher average debt balances in 2014 compared to 2013.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 34.9 percent and 36.5 percent, respectively. The decrease in the effective tax rate was primarily due to certain nondeductible book depreciation.
Discontinued Operations, Net of Tax. The variance was primarily due to the impairment recognized for the nonregulated Midwest generation business and unfavorable mark-to-market results.

PART I

Matters Impacting Future Results
On February 17, 2014, Duke Energy Ohio announced it had initiated a process to exit its nonregulated Midwest generation business. Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business in the fourth quarter of 2014 or the first quarter of 2015. Duke Energy Ohio recognized a pretax impairment charge of $878 million for the nine months ended September 30, 2014, which represents the excess of the carrying value over the estimated fair value of the business based on the transaction price included in the PSA, less estimated costs to sell. The impairment will be updated, if necessary, based on the final execution of the purchase sale agreement and any changes in estimated fair value as additional information related to the potential transaction becomes available.
In 2013, a FERC Administrative Law Judge issued an initial decision that Duke Energy Ohio is responsible for certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of Duke Energy Ohio’s withdrawal. The initial decision will be reviewed by FERC. If FERC upholds the initial decision, Duke Energy Ohio intends to file an appeal in federal court. If Duke Energy Ohio is deemed responsible for these costs, and if a portion of these costs are not eligible for recovery, there may be an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2014 and 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2014	2013	Variance
Operating Revenues	$2,383	$2,179	$204
Operating Expenses	1,808	1,627	181
Operating Income	575	552	23
Other Income and Expenses, net	16	14	2
Interest Expense	127	127	—
Income Before Income Taxes	464	439	25
Income Tax Expense	163	163	—
Net Income	$301	$276	$25
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase over prior year	2014
Residential sales	3.3%
General service sales	0.6%
Industrial sales	2.5%
Wholesale power sales	3.4%
Total sales	1.4%
Average number of customers	0.6%
Nine Months Ended September 30, 2014 as Compared to September 30, 2013
Operating Revenues. The variance was driven primarily by:

•	A $96 million increase in fuel revenues (including emission allowances) due to an increase in fuel rates as a result of higher fuel and purchased power costs;

•	An $89 million net increase in rate riders primarily due to updates to the integrated gasification combined cycle (IGCC) rider; and

•	A $9 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand.
Operating Expenses. The variance was driven primarily by:

•	A $93 million increase in fuel costs primarily driven by higher fuel and purchased power costs;

•	An $82 million increase in depreciation and amortization primarily as a result of the Edwardsport IGCC plant being placed into service in the second quarter of 2013.
Income Tax Expense. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 35.2 percent and 37.2 percent, respectively. The decrease in the effective tax rate was primarily due to a reduction in the Indiana statutory corporate state income tax rate and a prior period audit settlement.
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
Duke Energy and the Subsidiary Registrants, excluding Progress Energy, may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. Duke Energy’s current liabilities may at times exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.
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

	September 30, 2014
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Commercial paper(b)	(1,278)	(784)	(300)	(27)	—	(4)	(163)
Outstanding letters of credit	(64)	(56)	(4)	(2)	(1)	—	(1)
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Available capacity	$4,542	$1,410	$661	$721	$649	$646	$455

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified within Long-Term Debt Payable to Affiliated Companies in Duke Energy Carolinas' and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

PremierNotes
Duke Energy has an effective Form S-3 with the Securities and Exchange Commission (SEC) to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of September 30, 2014 and December 31, 2013 was $960 million and $836 million, respectively. The notes are short-term debt obligations of Duke Energy and are classified within Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.
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

(in millions)	Maturity Date	Interest Rate	September 30, 2014
Unsecured Debt
Duke Energy (Parent)	April 2015	3.350%	$450
First Mortgage Bonds
Duke Energy Ohio	March 2015	0.373%	150
Duke Energy Progress	April 2015	5.150%	300
Other			256
Current maturities of long-term debt			$1,156
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
Duke Energy provides the liquidity support for Commercial Power’s coal-fired and gas-fired assets that are dispatched into the PJM wholesale market. Commercial Power has economically hedged a portion of its forecasted generation through 2018 with various counterparties, and a substantial portion of these contracts require daily posting of margin, which can be significant. On August 21, 2014, Duke Energy Commercial Enterprises, Inc., an indirect wholly owned subsidiary of Duke Energy Corporation, and Duke Energy SAM, LLC, a wholly owned subsidiary of Duke Energy Ohio, entered into a purchase and sale agreement with a subsidiary of Dynegy whereby Dynegy will acquire the Disposal Group, including Commercial Power’s coal-fired and gas-fired assets. In the third quarter of 2014, the results of operations of the Disposal Group were classified as discontinued operations for current and prior periods in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for further discussion on the Midwest generation exit. After the close of the sale, Duke Energy will no longer have margin requirements associated with these hedging activities.
Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2013 for additional information).
At September 30, 2014, Duke Energy had cash and cash equivalents and short-term investments of $1.9 billion, of which $1.6 billion is held by entities domiciled in foreign jurisdictions and is forecasted to be used to fund the operations of and investments in International Energy. Undistributed earnings associated with foreign operations are considered indefinitely reinvested. As a result, no U.S. tax is recorded on such earnings. This assertion is based on management’s determination the cash held in foreign jurisdictions is not needed to fund Duke Energy’s U.S. operations and that it either has invested or has intentions to reinvest such earnings. While management currently intends to indefinitely reinvest all unremitted foreign earnings, should circumstances change, Duke Energy may need to record additional income tax expense in the period in which such determination changes. The cumulative undistributed earnings as of September 30, 2014, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes, is approximately $2.6 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at approximately $300 million.
Duke Energy is conducting a strategic review of its international business. The review is considering a wide range of options and opportunities for growth of the business, including strategies for utilization of off-shore cash. Duke Energy expects to complete the strategic review in late 2014 or early 2015.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2014, each of the Duke Energy Registrants was in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.
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

PART I

The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The Duke Energy Registrants' credit ratings at Fitch, Moody’s and S&P have not changed since February 13, 2014, and their outlooks remain stable, excluding Fitch's outlook for Duke Energy Carolinas and S&P's outlook for the Duke Energy Registrants. On June 17, 2014, Fitch revised Duke Energy Carolinas' outlook to positive from stable. On November 5, 2014, S&P revised the Duke Energy Registrants outlook to positive from stable.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended September 30,
(in millions)	2014	2013
Cash flows provided by (used in):
Operating activities	$5,167	$4,990
Investing activities	(3,734)	(3,566)
Financing activities	(1,003)	(682)
Net increase in cash and cash equivalents	430	742
Cash and cash equivalents at beginning of period	1,501	1,424
Cash and cash equivalents at end of period	$1,931	$2,166
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended September 30,
(in millions)	2014	2013
Net income	$1,789	$1,984
Non-cash adjustments to net income	3,909	3,856
Contributions to qualified pension plans	—	(27)
Working capital	(531)	(823)
Net cash provided by operating activities	$5,167	$4,990
The variance was driven primarily due to:

•	Increased retail pricing and rate riders and favorable weather; partially offset by the under collection of fuel and purchased power costs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended September 30,
(in millions)	2014	2013
Capital, investment and acquisition expenditures	$(3,836)	$(3,907)
Available for sale securities, net	21	96
Proceeds from sales of other assets	172	59
Other investing items	(91)	186
Net cash used in investing activities	$(3,734)	$(3,566)
The variance was primarily due to:

•	A $192 million return of collateral related to the Chilean hydro acquisition in 2013 and

•	A $75 million decrease in net proceeds from sales and maturities of available for sale securities, net of purchases.
Partially offset by:

•	A $113 million increase in proceeds, mainly due to the sale of Las Flores at International Energy.

PART I

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended September 30,
(in millions)	2014	2013
Issuance of common stock related to employee benefit plans	$24	$8
(Redemption) Issuance of long-term debt, net	(286)	487
Notes payable and commercial paper	941	537
Dividends paid	(1,670)	(1,636)
Other financing items	(12)	(78)
Net cash used in financing activities	$(1,003)	$(682)
The variance was due primarily to:

•	A $773 million decrease in net issuances of long-term debt, primarily due to the timing of issuances and redemptions across years.
Partially offset by:

•	A $404 million increase in proceeds from net issuances of notes payable and commercial paper, primarily to fund short-term working capital needs and

•	A $96 million prior year payment for the redemption of preferred stock of subsidiaries.
Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2014
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy Florida	Duke Energy
Unsecured Debt
April 2014(a)	April 2024	3.750%	$600	$—	$—	$600
April 2014(a)	April 2017	0.612%	400	—	—	400
June 2014(b)	May 2019	11.870%	—	—	—	108
June 2014(b)	May 2021	13.680%	—	—	—	110
Secured Debt
March 2014(c)	March 2017	0.854%	—	—	225	225
July 2014(d)	July 2036	5.340%	—	—	—	129
First Mortgage Bonds
March 2014(e)	March 2044	4.375%	—	400	—	400
March 2014(e)	March 2017	0.433%	—	250	—	250
Total issuances			$1,000	$650	$225	$2,222

(a)
Proceeds were used to redeem $402 million of tax-exempt bonds at Duke Energy Ohio, the repayment of outstanding commercial paper and for general corporate purposes. See Note 9 to the Condensed Consolidated Financial Statements, "Related Party Transactions," for additional information related to the redemption of Duke Energy Ohio's tax-exempt bonds.

(b)	Proceeds were used to repay $196 million of debt at International Energy and for general corporate purposes.

(c)
Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Florida. Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for further details.

(d)	Proceeds were used to fund a portion of Duke Energy's prior investment in the existing Wind Star renewables portfolio.

(e)	Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.
OTHER MATTERS
Midwest Generation Exit
Merchant power plants have in the recent past delivered volatile returns in the competitive energy markets in the Midwest. In Ohio, the Public Utilities Commission of Ohio (PUCO) had granted revenue support from regulated retail markets to help stabilize returns during the transition to competitive markets. However, in early 2014 a request for continued revenue support was denied by the PUCO. This decision made it clear the energy markets in Ohio were to be fully unregulated. Although the undiscounted cash flows recover the carrying value of the Midwest Generation assets, the recovery period is over a long period of time, with risks inherent in operating these assets in competitive energy markets and in an ever changing landscape of environmental regulations related to fossil fuel based generation sources. Management concluded in early 2014 that the projected risk and earnings profile of these assets was no longer consistent with Duke Energy’s strategy and initiated a plan to sell these assets and realize the fair value over a shorter period while reducing the risk and volatility associated with these assets.

PART I

On August 21, 2014, Duke Energy Commercial Enterprises, Inc., an indirect wholly owned subsidiary of Duke Energy Corporation, and Duke Energy SAM, LLC, a wholly owned subsidiary of Duke Energy Ohio, entered into a PSA with a subsidiary of Dynegy whereby Dynegy will acquire Duke Energy Ohio’s Disposal Group for approximately $2.8 billion in cash subject to adjustments at closing for changes in working capital and capital expenditures. The completion of the transaction is conditioned on expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by FERC, and the release of certain credit support obligations. Closing is expected to be completed in the fourth quarter of 2014 or the first quarter of 2015.
The Duke Energy and Duke Energy Ohio held for sale assets include net pretax impairments of approximately $847 million and $878 million, respectively, for the nine months ended September 30, 2014. During the first quarter of 2014 an impairment was recorded to write-down the carrying amount of the assets to the estimated fair value of the business, less estimated costs to sell. For the three months ended September 30, 2014, a reversal of the pretax impairments was recorded of approximately $460 million and $466 million for Duke Energy and Duke Energy Ohio, respectively, based on the expected selling price to Dynegy less cost to sell. These losses and gains were included in Income (Loss) from Discontinued Operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income. The impairment will be updated, if necessary, based on the final execution of the purchase sale agreement and any changes in estimated fair value as additional information related to the potential transaction becomes available.
North Carolina Ash Basins
On February 2, 2014, a break in a 48-inch stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the 48-inch stormwater pipe, stopping the release of materials into the river. On February 21, 2014, a permanent plug was installed in a 36-inch stormwater pipe beneath an adjacent ash basin. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the incident. See Note 5 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of Duke Energy’s response to the release.
Environmental Regulations
Duke Energy is subject to international, federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. The Subsidiary Registrants are subject to federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants.
The following sections outline various proposed and recently enacted regulations that may impact the Duke Energy Registrants.
Coal Ash Management Act of 2014
On September 20, 2014, the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) became law. The bill (i) establishes a Coal Ash Management Commission to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities, effective October 1, 2014; (iii) requires closure of ash impoundments at Duke Energy Progress' Asheville and Sutton stations and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019; (iv) requires conversion to dry fly ash handling at active plants not retired by December 31, 2018; (v) requires conversion to dry bottom ash handling at active plants by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be approved as high-risk, intermediate-risk, or low-risk no later than December 31, 2015 by The North Carolina Department of Environment and Natural Resources (DENR) with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments and (viii) enhances the level of regulation for structural fills utilizing coal ash. A variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries is also outlined. Provisions of the bill prohibit cost recovery for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act includes a moratorium for any NCUC ordered rate changes to effectuate the legislation, which ends January 15, 2015. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal combustion residuals surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the retirement of an inactive ash basin at the W.S. Lee Steam Station. For further information, refer to Note 5 of the Condensed Consolidated Financial Statements, “Commitments and Contingencies.”
The table below provides the estimated costs to comply with the requirements of the Coal Ash Act to convert to dry fly ash and dry bottom ash handling at active plants. Ash basin closure costs recorded at September 30, 2014 are excluded from this table. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements, "Asset Retirement Obligations."

(in millions)	Range
Duke Energy	$425	—	$650
Duke Energy Carolinas	250	—	375
Progress Energy	175	—	275
Duke Energy Progress	175	—	275
Cross-State Air Pollution Rule
On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual SO2 budgets and annual seasonal NOx budgets that were to take effect on January 1, 2012.

PART I

On August 21, 2012, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court) vacated the CSAPR. The court also directed the Environmental Protection Agency (EPA) to continue administering the Clean Air Interstate Rule (CAIR). The CAIR requires additional reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions beginning in 2015. On April 29, 2014, the U.S. Supreme Court (Supreme Court) reversed the D.C. Circuit Court’s decision, finding that with CSAPR the EPA reasonably interpreted the good neighbor provision of the Clean Air Act. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the Supreme Court’s opinion. On October 23, 2014, the D.C. Circuit Court lifted the stay and directed Phase 1 of the rule to take effect on January 1, 2015.
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
CO2 Existing Source Performance Standards and Standards for Reconstructed and Modified Units
The EPA proposed CO2 emission guidelines for existing fossil fuel-fired electric generating units were published in the Federal Register on June 18, 2014. On the same date, the EPA proposed standards for reconstructed and modified units. The comment period for the existing source proposal will end December 1, 2014. The comment period for the reconstructed and modified units proposal ended October 16, 2014. The EPA is expected to finalize both proposals by June 1, 2015. Once emission guidelines for existing sources are finalized, states will be required to develop regulations that will apply to covered sources, based on the emission performance standards established by the EPA in its guidelines. Based on the EPA proposal, states are to develop and submit their regulations to the EPA for approval between June 30, 2016 and June 30, 2018. The EPA has proposed a phasing-in of CO2 emission reductions during the period 2020 to 2030. The Duke Energy Registrants are unable to predict the outcome of this rulemaking, but the impact could be significant.
Clean Water Act 316(b)
The EPA signed the final 316(b) cooling water intake structure rule on May 19, 2014. The rule became effective October 14, 2014, and will be applicable to 27 of the steam electric generating facilities the Duke Energy Registrants own and operate depending on unit retirement dates. The rule allows several options for demonstrating compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2022 timeframe. Petitions challenging the rule have been filed by Environment American and Environment Massachusetts, the River Keeper, Inc. et al., Sierra Club and the Utility Water Activities Group and Entergy Corporation.
The table below provides estimated costs to comply, assuming no station is required to retrofit to closed-cycle cooling. These numbers represent a rough order of magnitude given the number of compliance options allowed, and the fact that the final determination of controls required will be made by the state permitting agencies.

(in millions)	Range
Duke Energy	$390	—	$480
Duke Energy Carolinas	165	—	190
Progress Energy	210	—	250
Duke Energy Progress	60	—	75
Duke Energy Florida(a)	150	—	175
Duke Energy Indiana	15	—	40
(a)    Assumes Crystal River Units 1 and 2 and Suwannee are retired prior to the timeframe for required modifications.

PART I

Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule, previously referred to as the Utility MACT Rule, was issued on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. Strategies to achieve compliance with the final rule will include installation of new air emission control equipment, development of monitoring processes, fuel switching, and acceleration of retirement for some coal-fired electric-generation units. For additional information, refer to Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," regarding potential plant retirements.
In April 2014, several petitions for review of the final rule were denied by the D.C. Circuit Court. Several petitioners in the case have requested the Supreme Court review the D.C. Circuit Court's decision. The Duke Energy Registrants cannot predict the outcome of the litigation and are planning for the rule to be implemented as promulgated. Refer to the table below for a summary of estimated costs to comply with regulations.
The table below includes estimated undiscounted costs for new control equipment necessary to comply with the MATS rule,

(in millions)	Range
Duke Energy	$850	—	$975
Duke Energy Carolinas	275	—	310
Progress Energy	80	—	95
Duke Energy Progress	20	—	25
Duke Energy Florida	60	—	70
Duke Energy Ohio	45	—	70
Duke Energy Indiana	450	—	500
Estimated Cost and Impacts of Rulemakings
The ultimate compliance requirements for the above environmental regulations will not be known until all the rules have been finalized. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses, in addition to costs for replacement generation for potential coal-fired power plant retirements as a result of these EPA regulations. The actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations. The Duke Energy Registrants intend to seek rate recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
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
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2014, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and nine months ended September 30, 2014, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
Subsequent Events
See Note 18 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and nine months ended September 30, 2014, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified by the SEC rules and forms.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2014, see Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the third quarter of 2014.

PART II

ITEM 6. EXHIBITS
Exhibits filed herein are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
10.1
Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated August 21, 2014 (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K filed on August 22, 2014, File Nos. 1-32853 and 1-1232).

		X					X
10.2
Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency dated September 5, 2014 (incorporated by reference to Item 1.01 to registrant’s Current Report on Form 8-K filed on September 8, 2014, File Nos. 1-32853 and 1-3382).

		X			X
*12.1	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY CORPORATION	X
*12.2	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY CAROLINAS		X
*12.3	Computation of Ratio of Earnings to Fixed Charges - PROGRESS ENERGY			X
*12.4	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY PROGRESS				X
*12.5	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY FLORIDA					X
*12.6	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY INDIANA							X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

PART II

*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X
The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the SEC, to furnish copies of any or all of such instruments to it.

PART II

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC PROGRESS ENERGY, INC. DUKE ENERGY PROGRESS, INC. DUKE ENERGY FLORIDA, INC. DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date:	November 7, 2014	/S/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer

Date:	November 7, 2014	/S/ BRIAN D. SAVOY
Brian D. Savoy Senior Vice President, Chief Accounting Officer and Controller