Form 10-K
period 2014-12-31
Duke Energy CORP; Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, INC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, INC.
filed 2015-03-02
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware Corporation) 550 South Tryon Street Charlotte, NC 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, INC. (a Florida corporation) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, INC. (an Indiana corporation) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Registrant	Title of each class	Name of each exchange on which registered
Duke Energy Corporation (Duke Energy)	Common Stock, $0.001 par value	New York Stock Exchange, Inc.
Duke Energy	5.125% Junior Subordinated Debentures due January 15, 2073	New York Stock Exchange, Inc.
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy, Inc. (Progress Energy)	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress, Inc. (Duke Energy Progress)	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Florida, Inc. (Duke Energy Florida)	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Ohio, Inc. (Duke Energy Ohio)	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Indiana, Inc. (Duke Energy Indiana)	All of the registrant's common stock is indirectly owned by Duke Energy.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Duke Energy	Yes ☒	No ☐	Duke Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☒	No ☐
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
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2014.	52,431,523,340
Number of shares of Common Stock, $0.001 par value, outstanding at February 24, 2015.	707,554,168
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2014 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 hereof.
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

TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2014

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

•	The extent and timing of the costs and liabilities relating to the Dan River ash basin release and compliance with current and any future regulatory changes related to the management of coal ash;

•	The ability to recover eligible costs, including those associated with future significant weather events, and earn an adequate return on investment through the regulatory process;

•	The costs of decommissioning nuclear facilities could prove to be more extensive than are currently identified and all costs may not be fully recoverable through the regulatory process;

•	The risk that the credit ratings of the company or its subsidiaries may be different from what the companies expect;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

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

•
Construction and development risks associated with the completion of Duke Energy Registrants’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner or at all;

•
Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;

•	The ability to control operation and maintenance costs;

•	The level of creditworthiness of counterparties to transactions;

•	Employee workforce factors, including the potential inability to attract and retain key personnel;

•	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

•	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	The impact of potential goodwill impairments;

•	The ability to reinvest prospective undistributed earnings of foreign subsidiaries or repatriate such earnings on a tax-efficient basis; and

•	The ability to successfully complete future merger, acquisition or divestiture plans.

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

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

the 2010 Plan	Duke Energy’s 2010 Long-Term Incentive Plan

the 2012 Edwardsport settlement	Settlement agreement in 2012 among Duke Energy Indiana, the OUCC, the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana

the 2012 Settlement	Settlement agreement in 2012 among Duke Energy Florida, the OPC and other customer advocates

the 2013 Settlement	Settlement agreement in 2013 among Duke Energy Florida, the OPC and other customer advocates

ACP	Atlantic Coast Pipeline

AFUDC	Allowance for Funds Used During Construction

Aguaytia	Aguaytia Integrated Energy Project

AHFS	Assets held for sale

ALJ	Administrative Law Judge

ANEEL	Brazilian electricity regulatory agency

AOCI	Accumulated Other Comprehensive Income

ASU	Accounting standard update

Board of Directors	Duke Energy Board of Directors

Bison	Bison Insurance Company Limited

Brunswick	Brunswick Nuclear Station

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

Calpine	Calpine Corporation

Catawba	Catawba Nuclear Station

Catawba Riverkeeper	Catawba Riverkeeper Foundation, Inc.

CCR	Coal Combustion Residuals

CCS	Carbon Capture and Storage

CECPCN	Certificate of Environmental Compatibility and Public Convenience and Necessity

CEO	Chief Executive Officer

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

Coal Ash Commission	Coal Ash Management Commission

COL	Combined Construction and Operating License

the Company	Duke Energy Corporation and its' subsidiaries

Consolidated Complaint	Corrected Verified Consolidated Shareholder Derivative Complaint

CPP	Clean Power Plan

CRC	Cinergy Receivables Company, LLC

CRES	Competitive Retail Electric Supplier

Crescent	Crescent Resources LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Station

CSAPR	Cross-State Air Pollution Rule

CWA	Clean Water Act

DB	Defined Benefit (Pension Plan)

D.C. Circuit Court	U.S. Court of Appeals for the District of Columbia

DEBS	Duke Energy Business Services, LLC

DECAM	Duke Energy Commercial Asset Management, Inc.

DECS	Duke Energy Corporate Services

DEFR	Duke Energy Florida Receivables Company, LLC

DEGS	Duke Energy Generation Services, Inc.

DEIGP	Duke Energy International Geracao Paranapenema S.A.

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DENR	Department of Environment and Natural Resources

DEPR	Duke Energy Progress Receivables Company, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Disposal Group	Duke Energy Ohio’s nonregulated Midwest generation business and Duke Energy Retail Sales, LLC

DOE	U.S. Department of Energy

Dominion	Dominion Resources

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Audit Committee	Audit Committee of the Board of Directors

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Defendants	Several current and former Duke Energy officers and directors named as defendants in the Consolidated Complaint

Duke Energy Florida	Duke Energy Florida, Inc.

Duke Energy Indiana	Duke Energy Indiana, Inc.

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana

Duke Energy Retail	Duke Energy Retail Sales, LLC

Duke Energy Vermillion	Duke Energy Vermillion II, LLC

DukeNet	DukeNet Communications Holdings, LLC

Dynegy	Dynegy Inc.

EE	Energy efficiency

EGU	Electric Generating Units

EIP	Progress Energy’s Equity Incentive Plan

Electric Settlement	Settlement agreement in 2013 among Duke Energy Ohio and all intervening parties

ELG	Effluent Limitation Guidelines

EMC	North Carolina Environmental Management Commission

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

Exchange Act	Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Inc.

Florida Global Case	Litigation case filed in the Circuit Court for Broward County, Florida by U.S. Global, LLC

Florida Municipal Joint Owners
Seminole Electric Cooperative, Inc., City of Ocala, Orlando Utilities Commission, City of Gainesville, City of Leesburg, Kissimmee Utility Authority, Utilities Commission of the City of New Smyrna Beach, City of Alachua and City of Bushnell

Form S-3	registration statement

FPSC	Florida Public Service Commission

FRR	Fixed Resource Requirement

FTR	Financial transmission rights

GAAP	Generally Accepted Accounting Principles in the United States

Gas Settlement	Settlement agreement in 2013 among Duke Energy Ohio, PUCO Staff and intervening parties

GBRA	Generation Base Rate Adjustment recovery mechanism

GHG	Greenhouse Gas

Global	U.S. Global, LLC

GPC	Georgia Power Company

GWh	Gigawatt-hours

Harris	Shearon Harris Nuclear Station

HB 998	North Carolina House Bill 998

Hines	Hines Energy Complex

IAP	State Environmental Agency of Parana

IBAMA	Brazil Institute of Environment and Renewable Natural Resources

Ibener	Iberoamericana de Energia Ibener, S.A.

IBNR	Incurred but not yet reported

IC	Internal combustion

IGCC	Integrated Gasification Combined Cycle

Interim FERC Mitigation	Interim firm power sale agreements mitigation plans related to the Progress Energy merger

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISFSI	Independent Spent Fuel Storage Installation

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

JDA	Joint Dispatch Agreement

Joint Intervenors	Intervenors in matters related to the Edwardsport IGCC Plan, including the Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc.

KPSC	Kentucky Public Service Commission

kV	Kilovolt

kWh	Kilowatt-hour

Lee Nuclear Station	William States Lee III Nuclear Station

Levy	Duke Energy Florida’s proposed nuclear plant in Levy County, Florida

Legacy Duke Energy Directors	Members of the pre-merger Duke Energy Board of Directors

LIBOR	London Interbank Offered Rate

Long-Term FERC Mitigation	The revised market power mitigation plan related to the Progress Energy merger

MATS	Mercury and Air Toxics Standards (previously referred to as the Utility MACT Rule)

Mcf	Thousand cubic feet

McGuire	McGuire Nuclear Station

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Unit

Moody’s	Moody’s Investor Service, Inc.

MTBE	Methyl tertiary butyl ether

MTEP	MISO Transmission Expansion Planning

MW	Megawatt

MVP	Multi Value Projects

MWh	Megawatt-hour

NASDAQ	Nasdaq Composite

NCAG	North Carolina Attorney General

NCEMC	North Carolina Electric Membership Corporation

NCEMPA	North Carolina Eastern Municipal Power Agency

NCRC	Florida’s Nuclear Cost Recovery Clause

NCSC	North Carolina Supreme Court

NCUC	North Carolina Utilities Commission

NC WARN	N.C. Waste Awareness and Reduction Network

NDTF	Nuclear decommissioning trust funds

NEIL	Nuclear Electric Insurance Limited

NMC	National Methanol Company

NOL	Net operating loss

NOx	Nitrogen oxide

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NSR	New Source Review

NWPA	Nuclear Waste Policy Act of 1982

NYSE	New York Stock Exchange

Oconee	Oconee Nuclear Station

Ohio EPA	Ohio Environmental Protection Agency

OPC	Florida Office of Public Counsel

OPEB	Other Post-Retirement Benefit Obligations

ORS	South Carolina Office of Regulatory Staff

Osprey Plant acquisition	Duke Energy Florida's proposed acquisition of Calpine Corporation's 599 MW combined cycle natural gas plant in Auburndale, FL

OUCC	Office of Utility Consumer Counselor

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation Holding Company

PESC	Progress Energy Service Company

PJM	PJM Interconnection, LLC

Plea Agreements
Plea Agreements entered into by Duke Energy Carolinas and Duke Energy Progress in connection with a criminal investigation related to the Dan River ash basin release and the management of coal ash basins in North Carolina

Progress Energy	Progress Energy, Inc.

PSA	Purchase sale agreement

PSCSC	Public Service Commission of South Carolina

Public Staff	North Carolina Utilities Commission Public Staff

PUCO	Public Utilities Commission of Ohio

PURPA	Public Utility Regulatory Act of 1978

QF	Qualifying Facility

QUIPS	Quarterly Income Preferred Securities

RCA	Revolving Credit Agreement

RCRA	Resource Conservation and Recovery Act

Relative TSR	TSR of Duke Energy stock relative to a pre-defined peer group

the Resolutions	Proposed resolutions promulgated by the Brazilian electricity regulatory agency

Robinson	Robinson Nuclear Station

RTO	Regional Transmission Organization

SAFSTOR
A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use.

SCDHEC	South Carolina Department of Health and Environmental Control

SEC	Securities and Exchange Commission

SELC	Southern Environmental Law Center

Segment Income	Income from continuing operations net of income attributable to noncontrolling interests

SO2	Sulfur dioxide

SOA	Society of actuaries

Spectra Energy	Spectra Energy Corp.

Spectra Capital	Spectra Energy Capital, LLC (formerly Duke Capital LLC)

S&P	Standard & Poor’s Rating Services

SSO	Standard Service Offer

State Utility Commissions	NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana

Supreme Court	U.S. Supreme Court

Sutton	L.V. Sutton combined cycle facility

Suwannee project	Proposed 320 MW combustion turbine plant at Duke Energy Florida's Suwannee generating facility

TSR	Total shareholder return

U.S.	United States

USDOJ
United States Department of Justice Environmental Crimes Section and the United States Attorneys for the Eastern District of North Carolina, the Middle District of North Carolina and the Western District of North Carolina, collectively

VDEQ	Virginia Department of Environmental Quality

VEBA I	Duke Energy Corporation Employee Benefits Trust

Vermillion	Vermillion Generating Station

VIE	Variable Interest Entity

VSP	Voluntary Severance Plan

WACC	Weighted Average Cost of Capital

WVPA	Wabash Valley Power Association, Inc.

PART I

ITEM 1. BUSINESS

DUKE ENERGY

General
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy's subsidiaries include its subsidiary registrants (collectively referred to as the Subsidiary Registrants); Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, Inc. (Duke Energy Progress); Duke Energy Florida, Inc. (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio); and Duke Energy Indiana, Inc. (Duke Energy Indiana). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its Subsidiary Registrants, which along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
On August 21, 2014, Duke Energy entered into an agreement to sell its nonregulated Midwest generation business (Disposal Group) to Dynegy Inc. (Dynegy) for approximately $2.8 billion in cash subject to adjustments at closing for changes in working capital and capital expenditures. The Disposal Group primarily includes Duke Energy Ohio's coal-fired and gas-fired generation assets located in the Midwest region of the United States and dispatched into the PJM wholesale market. These assets earn energy and capacity revenue at market price. The Disposal Group also includes a retail sales subsidiary of Duke Energy, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified as a Competitive Retail Electric Supplier (CRES) provider in Ohio. Duke Energy Retail serves retail electric and gas customers in Ohio with energy and provides other energy services at competitive rates. Completion of the transaction is conditioned on approval by FERC. The transaction is expected to close by the end of the second quarter of 2015. For additional information on the Midwest generation business disposition see Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets."
The Duke Energy Registrants electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports.
The public may read and copy any materials the Duke Energy Registrants file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about the Duke Energy Registrants, including reports filed with the SEC, is available through Duke Energy’s website at http://www.duke-energy.com. Such reports are accessible at no charge and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.
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
REGULATED UTILITIES
Regulated Utilities conducts operations primarily through Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana, and Duke Energy Ohio. These electric and gas operations are subject to the rules and regulations of the FERC, the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Florida Public Service Commission (FPSC), the Indiana Utility Regulatory Commission (IURC), the Public Utilities Commission of Ohio (PUCO), and the Kentucky Public Service Commission (KPSC).
Regulated Utilities serves 7.3 million retail electric customers in six states in the Southeast and Midwest regions of the U.S. Its service area covers approximately 95,000 square miles with an estimated population of 23 million people. Regulated Utilities serves 500,000 retail natural gas customers in southwestern Ohio and northern Kentucky. Electricity is also sold wholesale to incorporated municipalities, electric cooperative utilities and other load-serving entities.
The following table represents the distribution of billed sales by customer class for the year ended December 31, 2014.

	Duke Energy Carolinas(a)	Duke Energy Progress(a)	Duke Energy Florida(b)	Duke Energy Ohio(c)	Duke Energy Indiana(d)
Residential	32%	29%	49%	36%	28%
General service	32%	24%	39%	39%	25%
Industrial	25%	16%	8%	24%	32%
Total retail sales	89%	69%	96%	99%	85%
Wholesale and other sales	11%	31%	4%	1%	15%
Total sales	100%	100%	100%	100%	100%

(a)
Primary general service sectors include health care, education, financial services, information technology and military buildings. Primary industrial sectors include textiles, chemicals, rubber and plastics, paper, food and beverage, and auto manufacturing.

PART I

(b)
Primary general service sectors include tourism, health care and government facilities and schools. Primary industrial sectors include phosphate rock mining and processing and citrus and other food processing.

(c)
Primary general service sectors include health care, education, real estate and rental leasing, financial and insurance services, water/wastewater services, and wholesale trade services. Primary industrial sectors include aerospace, primary metals, chemicals and food.

(d)
Primary general service sectors include retail, financial, healthcare and education services. Primary industrial sectors include primary and fabricated metals, transportation equipment, building materials, food and beverage, stone/clay/glass, and chemicals.

The number of residential, general service and industrial customers within the Regulated Utilities service territory is expected to increase over time. However, growth in the near term has been hampered by current economic conditions. Average usage per residential customer is expected to remain flat or decline for the foreseeable future. While total industrial and general service sales increased in 2014 when compared to 2013, the growth rate was modest when compared to historical periods.
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
The estimated impact of weather on earnings is based on the number of customers, temperature variances from a normal condition and customers’ historic usage levels and patterns. The methodology used to estimate the impact of weather does not and cannot consider all variables that may impact customer response to weather conditions such as humidity and relative temperature changes. The precision of this estimate may also be impacted by applying long-term weather trends to shorter-term periods.
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
Competition
Retail
Regulated Utilities’ businesses operate as the sole supplier of electricity within their service territories, with the exception of Ohio, which has a competitive electricity supply market for generation service. Regulated Utilities owns and operates facilities necessary to transmit and distribute electricity and, except in Ohio, to generate electricity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable electricity at fair prices. Competition in the regulated electric distribution business is primarily from on-site generation of industrial customers and distributed generation, such as rooftop solar, at residential, general service and/or industrial customer sites.
Regulated Utilities is not aware of any proposed legislation in any jurisdiction that would give its retail customers the right to choose their electricity provider or otherwise restructure or deregulate the electric industry.
Although there is no pending legislation at this time, if the retail jurisdictions served by Regulated Utilities become subject to deregulation, the recovery of stranded costs could become a significant consideration. Stranded costs primarily include the generation assets of Regulated Utilities whose value in a competitive marketplace may be less than their current book value, as well as above-market purchased power commitments from qualifying facilities (QFs). The Public Utility Regulatory Policies Act of 1978 (PURPA) established a new class of generating facilities as QFs, typically small power production facilities that generate power within a utility company’s service territory for which the utility companies are legally obligated to purchase the energy at an avoided cost rate. Thus far, all states that have passed restructuring legislation have provided for the opportunity to recover a substantial portion of stranded costs.
Regulated Utilities’ largest stranded cost exposure is primarily related to Duke Energy Florida’s purchased power commitments with QFs, under which it has future minimum expected capacity payments through 2025 of $2.2 billion. Duke Energy Florida was obligated to enter into these contracts under provisions of PURPA. Duke Energy Florida continues to seek ways to address the impact of escalating payments under these contracts. However, the FPSC allows full recovery of the retail portion of the cost of power purchased from QFs. For additional information related to these purchased power commitments, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
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

PART I

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
Recently Completed Generation Projects
The additional capacity from recently completed generation projects allowed Regulated Utilities to retire or plan to retire older, less efficient capacity. The following table summarizes the generation projects constructed and placed in service during the past three years.

		Megawatts	Fuel	Commercial Operation	Cost (in millions)
Duke Energy Carolinas	Cliffside Unit 6	844	Coal	2012	$2,100
Duke Energy Carolinas	Dan River Combined Cycle	637	Natural Gas	2012	675
Duke Energy Progress	H.F. Lee Combined Cycle	916	Natural Gas	2012	725
Duke Energy Progress	L.V. Sutton Combined Cycle	622	Natural Gas	2013	575
Duke Energy Indiana	Edwardsport IGCC	595	Coal	2013	3,550
Total		3,614			$7,625
Potential Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities earlier than their current estimated useful lives. These facilities do not have the requisite emission control equipment, primarily to meet United States Environmental Protection Agency (EPA) regulations recently approved or proposed. These facilities total approximately 1,704 MW at three sites. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired. For additional information related to potential plant retirements see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
Sources of Electricity
Regulated Utilities relies principally on coal, natural gas and nuclear fuel for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2014.

	Generation by Source(a)(e)			Cost of Delivered Fuel per Net Kilowatt-hour Generated (Cents)(a)(e)
	2014	2013	2012	2014	2013	2012
Coal(b)	36.5%	35.7%	39.1%	3.54	3.67	3.55
Nuclear(b)	28.4%	28.7%	30.8%	0.65	0.66	0.62
Gas and oil(b)	20.8%	21.3%	14.0%	4.70	4.18	4.03
All fuels (cost-based on weighted average)(b)	85.7%	85.7%	83.9%	2.86	2.79	2.55
Hydroelectric and solar(c)	0.9%	1.5%	0.8%
Total generation	86.6%	87.2%	84.7%
Purchased power and net interchange(d)	13.4%	12.8%	15.3%
Total sources of energy	100.0%	100.0%	100.0%

(a)	Statistics include Duke Energy Progress and Duke Energy Florida beginning July 2, 2012.

(b)	Statistics related to all fuels reflect Regulated Utilities' ownership interest in jointly owned generation facilities.

(c)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.

(d)	Purchased power includes renewable energy purchases.

(e)	Includes the effect of the Joint Dispatch Agreement (JDA) and Mitigation sales. Mitigation sales are excluded from the Regulated Utilities segment.

PART I

Coal
Regulated Utilities meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. Regulated Utilities uses spot-market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which have various price adjustment provisions and market re-openers, range from 2015 to 2016 for Duke Energy Carolinas, 2015 to 2018 for Duke Energy Progress, 2015 to 2016 for Duke Energy Florida, and 2015 to 2025 for Duke Energy Indiana. Regulated Utilities expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in Central Appalachia and the Illinois Basin. Coal purchased for Indiana is primarily produced in Indiana and Illinois. Regulated Utilities has an adequate supply of coal under contract to fuel its projected 2015 operations and a significant portion of supply to fuel its projected 2016 operations. Current coal inventory levels for Regulated Utilities are at adequate levels and are expected to remain at adequate levels for the remainder of 2015. Changing natural gas prices continue to influence the level of coal generation.
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
Regulated Utilities has contracted for uranium materials and services to fuel its nuclear reactors. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Regulated Utilities staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements in the near term and decreasing portions of its fuel requirements over time thereafter. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with spot market purchases. Due to the technical complexities of changing suppliers of fuel fabrication services, Regulated Utilities generally sources these services to a single domestic supplier on a plant-by-plant basis using multiyear contracts.
Regulated Utilities has entered into fuel contracts that cover 100 percent of its uranium concentrates, conversion services, and enrichment services requirements through at least 2015 and cover fabrication services requirements for these plants through at least 2018. For future requirements not already covered under long-term contracts, Regulated Utilities believes it will be able to renew contracts as they expire, or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
Gas and Oil
Natural gas and oil supply for Regulated Utilities’ generation fleet is purchased under term and spot contracts from various suppliers. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to limit a portion of their exposure to price fluctuations for natural gas. Regulated Utilities has certain dual-fuel generating facilities that can operate with both natural gas and oil. The cost of Regulated Utilities’ natural gas and oil is either at a fixed price or determined by market prices as reported in certain industry publications. Regulated Utilities believes it has access to an adequate supply of gas and oil for the reasonably foreseeable future. Regulated Utilities’ natural gas transportation for its gas generation is purchased under long-term firm transportation contracts with interstate and intrastate pipelines. Regulated Utilities may also purchase additional shorter-term transportation for its load requirements during peak periods. The Regulated Utilities natural gas plants are served by several supply zones and multiple pipelines.
Purchased Power
Regulated Utilities purchased approximately 14.3 million megawatt-hours (MWh), 11.7 million MWh and 19.8 million MWh of its system energy requirements during 2014, 2013, and 2012, respectively, under purchase obligations and leases and had 4,500 and 3,800 MW of firm purchased capacity under contract during 2014 and 2013, respectively. These amounts include MWh for Duke Energy Progress and Duke Energy Florida for all periods presented. These agreements include amounts contracted with certain QFs. Regulated Utilities may need to acquire additional purchased power capacity in the future to accommodate a portion of its system load needs. Regulated Utilities believes it can obtain adequate purchased power to meet these needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.
Gas for Retail Distribution
Regulated Utilities is responsible for the purchase and the subsequent delivery of natural gas to retail customers in its Ohio and Kentucky service territories. Regulated Utilities’ natural gas procurement strategy is to buy firm natural gas supplies and firm interstate pipeline transportation capacity during the winter season and during the non-heating season through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity. This strategy allows Regulated Utilities to assure reliable natural gas supply for its non-curtailable customers during peak winter conditions and provides Regulated Utilities the flexibility to reduce its contract commitments if firm customers choose alternate gas. In 2014, firm supply purchase commitment agreements provided approximately 97 percent of the natural gas supply.
Inventory
Generation of electricity is capital intensive. Regulated Utilities must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2014, the inventory balance for Regulated Utilities was $3,348 million. For additional information on inventory see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

PART I

North Carolina Ash Basin Management
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the incident. Duke Energy Carolinas incurred approximately $24 million of repairs and remediation expense related to this incident during the year ended December 31, 2014. Duke Energy Carolinas will not seek recovery of these costs from customers. In July 2014, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process.
As a result of separate Memoranda of Plea Agreement (Plea Agreements) entered into by Duke Energy Carolinas and Duke Energy Progress in connection with a criminal investigation related to the Dan River ash basin release and the management of coal ash basins at the 14 plants in North Carolina with coal ash basins, Duke Energy Carolinas and Duke Energy Progress recognized expense for the year ended December 31, 2014 of $72 million and $30 million, respectively. The Plea Agreements are subject to the approval of the U.S. District Court for the Eastern District of North Carolina and, if approved, will end the grand jury investigation related to the Dan River ash basin release and the management of coal ash basins at the 14 plants in North Carolina with coal ash basins.
The Plea Agreements do not cover pending civil claims related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. Duke Energy Corporation will continue to defend against remaining civil actions associated with these matters. Other costs related to the Dan River release including state or federal civil enforcement proceedings, future regulatory directives, natural resources damages, pending litigation, future claims or litigation, and long-term environmental impact costs cannot be reasonably estimated at this time.
For additional information on the North Carolina Ash Basin Grand Jury Investigation and Plea Agreements, see Note 5 to the Consolidated Financial Statements, "Commitments and Contingencies."
Nuclear Matters
Regulated Utilities owns, wholly or partially, 12 nuclear reactors located at seven stations. Nuclear insurance includes: nuclear liability coverage; property, decontamination and premature decommissioning coverage; and replacement power expense coverage. Joint owners reimburse Regulated Utilities for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which currently is $13.6 billion. For additional information on nuclear insurance see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
Regulated Utilities has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC, PSCSC and FPSC require Regulated Utilities to update their cost estimates for decommissioning their nuclear plants every five years.
The following table summarizes the fair value of nuclear decommissioning trust fund (NDTF) balances and cost study results for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida.

	NDTF
(in millions)	December 31, 2014	December 31, 2013	Decommissioning Costs(a)(b)	Year of Cost Study
Duke Energy Carolinas	$3,042	$2,840	$3,420	2013
Duke Energy Progress	1,701	1,539	3,062	2014
Duke Energy Florida	803	753	1,083	2013

(a)
Represents cost per the most recent site-specific nuclear decommissioning cost studies, including costs to decommission plant components not subject to radioactive contamination. Amounts are in dollars of the year of cost study.

(b)	Includes the Subsidiary Registrants' ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.
The NCUC, PSCSC and FPSC have allowed Regulated Utilities’ to recover estimated decommissioning costs through retail rates over the expected remaining service periods of their nuclear stations. Regulated Utilities believes the decommissioning costs being recovered through rates, when coupled with the existing fund balance and expected fund earnings, will be sufficient to provide for the cost of future decommissioning. For additional information see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations.”
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

PART I

Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. With certain modifications and additional approvals by the Nuclear Regulatory Commission (NRC), including the expansion of on-site dry cask storage facilities, spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel through the expiration of the operating licenses, including any license renewals, for all sites except Shearon Harris Nuclear Station (Harris) and Crystal River Unit 3 Nuclear Station (Crystal River Unit 3). Under current regulatory guidelines, Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. Crystal River Unit 3 was retired in 2013, with plans to place the facility in SAFSTOR prior to final decommissioning. An independent spent fuel storage installation will be installed to accommodate storage of all spent nuclear fuel until the DOE accepts the spent nuclear fuel.
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
Regulated Utilities is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. Nuclear operating licenses are potentially subject to extension. The following table includes the current expiration of nuclear operating licenses.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Unit 1	2043
Catawba Unit 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Unit 1	2033
Oconee Unit 2	2033
Oconee Unit 3	2034
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
Duke Energy Florida
Crystal River Unit 3	(a)

(a)
Duke Energy Florida has requested the NRC to terminate the Crystal River Unit 3 operating license as Crystal River Unit 3 permanently ceased operation in February 2013. For additional information on decommissioning activity and transition to SAFSTOR, see Note 4 "Regulatory Matters."

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
Regulation
State
The NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (collectively, the state utility commissions) approve rates for retail electric and gas service within their respective states. The state utility commissions, to varying degrees, have authority over the construction and operation of Regulated Utilities’ generating facilities. Certificates of Public Convenience and Necessity issued by the state utility commissions, as applicable, authorize Regulated Utilities to construct and operate its electric facilities, and to sell electricity to retail and wholesale customers. Prior approval from the relevant state utility commission is required for Regulated Utilities to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus earn a reasonable rate of return on its invested capital, including equity.
Each of the state utility commissions allow recovery of certain costs through various cost-recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent. The clauses are in addition to approved base rates.
Fuel, fuel-related costs and certain purchased power costs are eligible for recovery by Regulated Utilities. Regulated Utilities uses coal, hydroelectric, natural gas, oil and nuclear fuel to generate electricity, thereby maintaining a diverse fuel mix that helps mitigate the impact of cost increases in any one fuel. Due to the associated regulatory treatment and the method allowed for recovery, changes in fuel costs from year to year have no material impact on operating results of Regulated Utilities, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for fuel costs and recovery from customers can adversely impact the timing of cash flows of Regulated Utilities.

PART I

The following table summarizes base rate cases approved and effective in the past three years.

	Annual Increase (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date	Other
Duke Energy Carolinas 2013 North Carolina Rate Case(a)	$234	10.2%	53%	September 2013	(b)
Duke Energy Carolinas 2013 South Carolina Rate Case(a)	118	10.2%	53%	September 2013	(c)
Duke Energy Carolinas 2011 North Carolina Rate Case	309	10.5%	53%	February 2012
Duke Energy Carolinas 2011 South Carolina Rate Case	93	10.5%	53%	February 2012
Duke Energy Progress 2012 North Carolina Rate Case(a)	178	10.2%	53%	June 2013	(d)
Duke Energy Ohio 2012 Electric Rate Case	49	9.84%	53%	May 2013
Duke Energy Ohio 2012 Natural Gas Rate Case	—	9.84%	53%	December 2013	(e)
Duke Energy Florida 2013 FPSC Settlement	—	10.5%	49%	October 2013	(f)(h)
Duke Energy Florida 2012 FPSC Settlement	150	10.5%	49%	January 2013	(g)(h)

(a)	Rates increase over a two or three year period as approved by the NCUC and PSCSC. Annual increase amounts represent the total increase once effective.

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

(e)
Although the PUCO approved no increase in base rates, more than half of the revenue request was approved to be recovered in various riders, including recovery of costs related to former manufactured gas plants (MGP). Recovery of $56 million of MGP costs via a rider was approved in November 2013. The rider became effective in March 2014, was suspended in June 2014 and reinstated in January 2015. For additional information on MGP recovery see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

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
For more information on rate matters and other regulatory proceedings, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
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
See “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.

PART I

INTERNATIONAL ENERGY
International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas, and natural gas liquids outside the U.S. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company (NMC), a large regional producer of methanol and methyl tertiary butyl ether (MTBE) located in Saudi Arabia. International Energy’s economic ownership interest will decrease to 17.5 percent upon successful startup of NMC's polyacetal production facility, which is expected to occur after June 2016. International Energy will retain 25 percent of the board representation and voting rights of NMC. The investment in NMC is accounted for under the equity method of accounting.
International Energy’s customers include retail distributors, electric utilities, independent power producers, marketers, and industrial and commercial companies. International Energy’s current strategy is focused on optimizing the value of its current Latin American portfolio and expanding the portfolio through investment in generation opportunities in Latin America.
During 2014, Duke Energy performed a strategic review of international Energy to evaluate a wide range of options and opportunities for growth of the business, including strategies for utilization of off-shore cash. Duke Energy determined it is in the shareholders' best interest, at the present time, to continue to own, operate and create value through portfolio optimization and efficiency of International Energy operations.
Duke Energy also declared a taxable dividend of historical foreign earnings in the form of notes payable that will result in the repatriation of approximately $2.7 billion in cash held and expected to be generated by International Energy over a period of up to eight years. Duke Energy’s intention is to indefinitely reinvest prospective undistributed foreign earnings generated by International Energy. For additional information see Note 22 to the Consolidated Financial Statements, “Income Taxes,” for additional information.
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
A high percentage of International Energy’s portfolio consists of baseload hydroelectric generation facilities, which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic activity, conservation, legislation, governmental regulations, weather, including rainfall, additional generation capacities and other factors affect the supply and demand for electricity in the regions served by International Energy.
International Energy’s operations are subject to both country-specific and international laws and regulations. See “Environmental Matters” in this section.
COMMERCIAL POWER
Commercial Power builds, develops, and operates wind and solar renewable generation and energy transmission projects throughout the continental U.S. Long-term contracts are generally executed with load serving entities, which, in most instances, have obligations under state-mandated renewable energy portfolio standards or similar state or local renewable energy goals. Energy and renewable energy credits generated by wind and solar projects are generally sold at contractual prices. Commercial Power also builds, develops and operates high voltage power and natural gas transmission projects. These projects are designed to increase reliability, integrate renewables generation and relieve grid congestion.
Duke Energy, Dominion Resources (Dominion), Piedmont Natural Gas and AGL Resources announced the formation of a joint venture, Atlantic Coast Pipeline, LLC, to build and own the proposed Atlantic Coast Pipeline (ACP), a 550-mile interstate natural gas pipeline. The ACP is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont Natural Gas. Dominion will build and operate the ACP and will own 45 percent. Duke Energy, will own 40 percent ownership of the pipeline through its Commercial Power segment. The remaining share will be owned by Piedmont Natural Gas and AGL Resources. Duke Energy Carolinas and Duke Energy Progress will be customers of the pipeline and enter into 20-year transportation contracts with ACP, subject to state regulatory approval. The project will require FERC approval, which the joint venture will seek to secure by summer 2016. The estimated in-service date of the pipeline is late 2018. For additional information on the ACP, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters."
Commercial Power has three wind projects totaling approximately 510 MW under various stages of construction in Starr County, Texas. A 200 MW project is expected to commence operation in the second quarter of 2015, a 110 MW project is expected to commence commercial operations by the end of 2015 and a third 200 MW project is expected to commence operation in the third quarter of 2016. All three projects have entered into long-term power purchase agreements with third parties.
For additional information on Commercial Power’s generation facilities, see Item 2, “Properties.”
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

PART I

Sources of Electricity
Commercial Power relies on wind and solar resources for its generation of electric energy.
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
Bison’s principal activities as a captive insurance entity include the indemnification of various business risks and losses, such as property, workers’ compensation and general liability of Duke Energy subsidiaries and affiliates.
Regulation
Certain entities within Other are subject to the jurisdiction of state and local agencies.
Geographic Regions
For a discussion of Duke Energy’s foreign operations see “Management’s Discussion and Analysis of Results of Operations” and Note 3 to the Consolidated Financial Statements, “Business Segments.”
Employees
On December 31, 2014, Duke Energy had 28,344 employees. A total of 6,267 operating and maintenance employees were represented by unions.
Executive Officers

Melissa H. Anderson	50
Senior Vice President and Chief Human Resources Officer. Ms. Anderson assumed her position in January 2015. Prior to joining Duke Energy, she served as Senior Vice President of Human Resources at Domtar Inc. since 2010.

Lynn J. Good	55	Vice Chairman, President and Chief Executive Officer. Ms. Good assumed her current position in July 2013. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009.
Dhiaa M. Jamil	58
Executive Vice President and President, Regulated Generation. Mr. Jamil assumed his current position in August 2014. He served as Executive Vice President and President of Duke Energy Nuclear from March 2013 and as Chief Nuclear Officer from February 2008 to August 2014. He also served as Chief Generation Officer for Duke Energy from July 2009 to June 2012.

Julia S. Janson	50
Executive Vice President, Chief Legal Officer and Corporate Secretary. Ms. Janson assumed her current position in December 2012. Prior to that, she had held the position of President of Duke Energy Ohio and Duke Energy Kentucky since 2008.

Marc E. Manly	62
Executive Vice President and President, Commercial Portfolio. Mr. Manly assumed his current position in August 2014. He served as Executive Vice President and President, Commercial Businesses from December 2012 until August 2014. He previously held the position of Chief Legal Officer from April 2006, upon the merger of Duke Energy and Cinergy, until December 2012.

A.R. Mullinax	60	Executive Vice President, Strategic Services. Mr. Mullinax assumed his current position in August 2014. Prior to that, he had held the position of Chief Information Officer since 2007.
Brian D. Savoy	39
Senior Vice President, Controller and Chief Accounting Officer. Mr. Savoy assumed his current position in September 2013. Prior to that, he had held the position of Director, Forecasting and Analysis since 2009.

B. Keith Trent	55
Executive Vice President, Grid Solutions and President, Midwest and Florida Regions. Mr. Trent assumed his current position in August 2014. He served as Executive Vice President and Chief Operating Officer, Regulated Utilities from December 2012 until August 2014. Prior to that, he held the position of Executive Vice President, Regulated Utilities upon the merger with Progress Energy in July 2012, and President, Commercial Businesses from July 2009 until July 2012.

Jennifer L. Weber	48
Executive Vice President, External Affairs and Strategic Policy. Ms. Weber assumed her current position in August 2014. Prior to that, she had served as Executive Vice President Chief Human Resources Officer since January 2011. She previously held the position of Senior Vice President and Chief Human Resources Officer from November 2008 until January 2011.

Lloyd M. Yates	54
Executive Vice President, Market Solutions and President, Carolinas Region. Mr. Yates assumed his current position in August 2014. He held the position of Executive Vice President, Regulated Utilities from December 2012 to August 2014, and prior to that, had served as Executive Vice President, Customer Operations since July 2012, upon the merger of Duke Energy and Progress Energy. Prior to the merger, Mr. Yates had served as Chief Executive Officer, Duke Energy Progress, Inc. since July 2007.

Steven K. Young	56
Executive Vice President and Chief Financial Officer. Mr. Young assumed his current position in August 2013. Prior to that, he had served as Vice President, Chief Accounting Officer and Controller since April 2006.

Executive officers serve until their successors are duly elected or appointed.

PART I

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

•	The Clean Water Act (CWA) which requires permits for facilities that discharge wastewaters into the environment.

•
The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that currently owns or in the past may have owned or operated a disposal site, as well as transporters or generators of hazardous substances sent to a disposal site, to share in remediation costs.

•
The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (RCRA), which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals.
See “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on the Duke Energy Registrants’ operations. Additionally, other recently passed and potential future environmental laws and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such laws and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within its regulated operations.
For more information on environmental matters involving the Duke Energy Registrants, including possible liability and capital costs, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies - Environmental.” Except to the extent discussed in Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.
DUKE ENERGY CAROLINAS

Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution, and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas’ service area covers approximately 24,000 square miles and supplies electric service to 2.5 million residential, commercial and industrial customers. For information about Duke Energy Carolinas’ generating plants, see Item 2, “Properties.” Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
Substantially all of Duke Energy Carolinas operations are regulated and qualify for regulatory accounting. Duke Energy Carolinas operates one reportable business segment, Regulated Utility. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
PROGRESS ENERGY

Progress Energy is a public utility holding company headquartered in Raleigh, North Carolina, primarily engaged in the regulated electric utility business and is subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. When discussing Progress Energy’s financial information, it necessarily includes the results of Duke Energy Progress and Duke Energy Florida.
Substantially all of Progress Energy’s operations are regulated and qualify for regulatory accounting. Progress Energy operates one reportable business segment, Regulated Utilities. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY PROGRESS

Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress’ service area covers approximately 32,000 square miles, and supplies electric service to approximately 1.5 million residential, commercial and industrial customers. For information about Duke Energy Progress’ generating plants, see Item 2, “Properties.” Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
Substantially all of Duke Energy Progress’ operations are regulated and qualify for regulatory accounting. Duke Energy Progress operates one reportable business segment, Regulated Utility. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

PART I

DUKE ENERGY FLORIDA

Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution, and sale of electricity in portions of Florida. Duke Energy Florida’s service area covers approximately 13,000 square miles and supplies electric service to approximately 1.7 million residential, commercial and industrial customers. For information about Duke Energy Florida’s generating plants, see Item 2, “Properties.” Duke Energy Florida is subject to the regulatory provisions of the FPSC, NRC and FERC.
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
Duke Energy Ohio’s Regulated Utilities service area covers 3,000 square miles and supplies electric service to 840,000 residential, commercial and industrial customers and provides regulated transmission and distribution services for natural gas to 500,000 customers. See Item 2, “Properties” for further discussion of Duke Energy Ohio’s Regulated Utilities generating facilities.
See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion related to regulatory filings.
COMMERCIAL POWER
On August 21, 2014, Duke Energy entered into an agreement to sell Commercial Power's Midwest generation business to Dynegy. The transaction is conditioned on approval by FERC, and is expected to close by the end of the second quarter of 2015. The results of these operations have been reclassified to Discontinued Operations on the Consolidated Statements of Operations and Comprehensive Income. For additional information on the Midwest generation business disposition see Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets."
For additional information on Duke Energy Ohio’s Commercial Power generating facilities, see Item 2, “Properties,”
DUKE ENERGY INDIANA

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana’s service area covers 23,000 square miles and supplies electric service to 810,000 residential, commercial and industrial customers. See Item 2, “Properties” for further discussion of Duke Energy Indiana’s generating facilities, transmission and distribution. Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.
Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting. Duke Energy Indiana operates one reportable business segment, Regulated Utility. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
ITEM 1A. RISK FACTORS

In addition to other disclosures within this Form 10-K, including Management’s Discussion and Analysis - Matters Impacting Future Results for each registrant in Item 7, and other documents filed with the SEC from time to time, the following factors should be considered in evaluating Duke Energy and its subsidiaries. Such factors could affect actual results of operations and cause results to differ substantially from those currently expected or sought. Unless otherwise indicated, risk factors discussed below generally relate to risks associated with all of the Duke Energy Registrants. Risks identified at the Subsidiary Registrant level are generally applicable to Duke Energy.

PART I

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
The Duke Energy Registrants are subject to regulation by FERC, NRC, EPA and various other federal agencies as well as the North American Electric Reliability Corporation. Regulation affects almost every aspect of the Duke Energy Registrants’ businesses, including, among other things, their ability to: take fundamental business management actions; determine the terms and rates of transmission and distribution services; make acquisitions; issue equity or debt securities; engage in transactions with other subsidiaries and affiliates; and pay dividends upstream to the Duke Energy Registrants. Changes to federal regulations are continuous and ongoing. The Duke Energy Registrants cannot predict the future course of regulatory changes or the ultimate effect those changes will have on their businesses. However, changes in regulation can cause delays in or affect business planning and transactions and can substantially increase the Duke Energy Registrants’ costs.
The Dan River ash basin release could impact the reputation and financial condition of the Duke Energy Registrants.
There is uncertainty regarding the extent and timing of future additional costs and liabilities related to the Dan River ash basin release, including the amount and extent of any pending or future civil or criminal penalties, and resulting litigation. These uncertainties are likely to continue for an extended period and may further increase costs. Thus, the Dan River ash basin release could have an adverse impact on the reputation of the Duke Energy Registrants and their financial position, results of operations and cash flows.
The Duke Energy Registrants are subject to numerous environmental laws and regulations requiring significant capital expenditures that can increase the cost of operations, and which may impact or limit business plans, or cause exposure to environmental liabilities.
The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including coal combustion residuals (CCRs), air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps the Duke Energy Registrants could be required to take to ensure their facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants may not be successful in recovering capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and their contracts with customers. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all required environmental regulatory approvals for their operating assets or development projects. Delays in obtaining any required environmental regulatory approvals, failure to obtain and comply with them or changes in environmental laws or regulations to more stringent compliance levels could result in additional costs of operation for existing facilities or development of new facilities being prevented, delayed or subject to additional costs. Although it is not expected that the costs to comply with current environmental regulations will have a material adverse effect on the Duke Energy Registrants’ financial position, results of operations or cash flows due to regulatory cost recovery, the Duke Energy Registrants are at risk that the costs of complying with environmental regulations in the future will have such an effect.
The EPA has recently enacted or proposed new federal regulations governing the management of cooling water intake structures, wastewater and carbon dioxide (CO2) emissions. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.

PART I

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

•
availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, nuclear or gas plants, and customer usage of energy efficient equipment that reduces energy demand;

•	natural gas, crude oil and refined products production levels and prices;

•	ability to procure satisfactory levels of inventory, such as coal, gas and uranium; and

•	capacity and transmission service into, or out of, the Duke Energy Registrants’ markets.
Natural disasters or operational accidents may adversely affect the Duke Energy Registrants’ operating results.
Natural disasters (such as electromagnetic events or the 2011 earthquake and tsunami in Japan) or other operational accidents within the company or industry (such as the San Bruno, California natural gas transmission pipeline failure) could have direct significant impacts on the Duke Energy Registrants as well as on key contractors and suppliers. Such events could indirectly impact the Duke Energy Registrants through changes to policies, laws and regulations whose compliance costs have a significant impact on the Duke Energy Registrants’ financial position, results of operations and cash flows.
Coal ash storage and management strategies to comply with CCR regulations could impact the reputation and financial condition of the Duke Energy Registrants.
As a result of electricity produced at coal-fired power plants Duke Energy Registrants manage large amounts of CCRs in dry storage in landfills or combined with water in ash basins. The potential exists for another coal ash pond failure or coal ash related incident, such as the one that occurred during the Dan River ash basin release, that could impact the environment or raise general public health concerns. Such an incident could have a material adverse impact to the reputation and financial condition of the Duke Energy Registrants.
Recent regulations for the disposal of CCRs from power plants by the EPA are expected to be effective in 2015. These regulations classify CCR as nonhazardous waste under the RCRA and apply to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles and establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to federal CCR regulations, CCR landfills and surface impoundments will continue to be independently regulated by most states and additional regulations by states may be imposed in the future. At this time, Duke Energy is evaluating the federal and state CCR regulations and developing cost estimates that will largely be dependent upon compliance alternatives selected to meet requirements of the regulations. These federal and state regulations may require additional capital expenditures, increased operating and maintenance costs, or closure of certain facilities which could affect the financial position, results of operations and cash flows of the Duke Energy Registrants. Although the Duke Energy Registrants intend to seek cost recovery for future expenditures through the normal ratemaking process with state utility

PART I

commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations, there is no guarantee that recovery of such costs will be granted.
The Duke Energy Registrants’ financial position, results of operations and cash flows may be negatively affected by a lack of growth or slower growth in the number of customers, or decline in customer demand or number of customers.
Growth in customer accounts and growth of customer usage each directly influence demand for electricity and the need for additional power generation and delivery facilities. Customer growth and customer usage are affected by a number of factors outside the control of the Duke Energy Registrants, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.
Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.
Advances in distributed generation technologies that produce power, including fuel cells, micro-turbines, wind turbines and solar cells, may reduce the cost of alternative methods of producing power to a level competitive with central power station electric production utilized by the Duke Energy Registrants.
Some or all of these factors, could result in a lack of growth or decline in customer demand for electricity or number of customers, and may cause the failure of the Duke Energy Registrants to fully realize anticipated benefits from significant capital investments and expenditures which could have a material adverse effect on their financial position, results of operations and cash flows.
Furthermore, the Duke Energy Registrants currently have energy efficiency riders in place to recover the cost of energy efficiency programs in North Carolina, South Carolina, Florida, Ohio and Kentucky. Should the Duke Energy Registrants be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.
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

PART I

Potential terrorist activities or military or other actions could adversely affect the Duke Energy Registrants’ businesses.
The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil, which may have material adverse effects in ways the Duke Energy Registrants cannot predict at this time. In addition, future acts of terrorism and possible reprisals as a consequence of action by the U.S. and its allies could be directed against companies operating in the U.S. or their international affiliates. Information technology systems, transmission and distribution and generation facilities such as nuclear plants could be potential targets of terrorist activities or harmful activities by individuals or groups. The potential for terrorism has subjected the Duke Energy Registrants’ operations to increased risks and could have a material adverse effect on their businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for their information technology systems, transmission and distribution and generation facilities, including nuclear power plants under the NRC’s design basis threat requirements. These increased costs could include additional physical plant security and security personnel or additional capability following a terrorist incident.
Cyberattacks and data security breaches could adversely affect the Duke Energy Registrants' businesses.
Information security risks have generally increased in recent years as a result of the proliferation of new technologies and the increased sophistication and frequency of cyberattacks and data security breaches. The utility industry requires the continued operation of sophisticated information technology systems and network infrastructure, which are part of an interconnected regional grid. Additionally, connectivity to the Internet continues to increase through smart grid and other initiatives. Because of the critical nature of the infrastructure, increased connectivity to the Internet and technology systems’ inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism or other types of data security breaches, the Duke Energy Registrants face a heightened risk of cyberattack. In the event of such an attack, the Duke Energy Registrants could (i) have business operations disrupted, property damaged, customer information stolen and other private information accessed (ii) experience substantial loss of revenues, repair and restoration costs, implementation costs for additional security measures to avert future cyberattacks and other financial loss, and (iii) be subject to increased regulation, litigation and reputational damage.
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
Costs to retire and decommission the plant could exceed estimates and, if not recoverable through the regulatory process, could adversely affect Duke Energy’s, Progress Energy’s and Duke Energy Florida’s financial condition, results of operations and cash flows.
Duke Energy Ohio’s and Duke Energy Indiana’s membership in an RTO presents risks that could have a material adverse effect on their results of operations, financial condition and cash flows.
The rules governing the various regional power markets may change, which could affect Duke Energy Ohio’s and Duke Energy Indiana’s costs and/or revenues. To the degree Duke Energy Ohio and Duke Energy Indiana incur significant additional fees and increased costs to participate in an RTO, their results of operations may be impacted. Duke Energy Ohio and Duke Energy Indiana may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design. Duke Energy Ohio and Duke Energy Indiana may be required to expand their transmission system according to decisions made by an RTO rather than their own internal planning process. While RTO transmission rates were initially designed to be revenue neutral, various proposals and proceedings currently taking place by the FERC may cause transmission rates to change from time to time. In addition, RTOs have been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial impact on Duke Energy Ohio and Duke Energy Indiana.
As members of an RTO, Duke Energy Ohio and Duke Energy Indiana are subject to certain additional risks, including those associated with the allocation among RTO members, of losses caused by unreimbursed defaults of other participants in the RTO markets and those associated with complaint cases filed against an RTO that may seek refunds of revenues previously earned by RTO members.
Nuclear Generation Risks
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida may incur substantial costs and liabilities due to their ownership and operation of nuclear generating facilities.

PART I

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
Ownership and operation of nuclear generation facilities requires compliance with licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of the control of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, such as a serious nuclear incident at a facility owned by a third party, could necessitate substantial capital and other expenditures, as well as assessments to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on the results of operations and financial condition and reputation of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida.
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
Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, the bankruptcy of an unrelated energy company, capital market conditions generally, market prices for electricity and gas, actual or threatened terrorist attacks, or the overall health of the energy industry. The availability of credit under Duke Energy’s Master Credit Facility depends upon the ability of the banks providing commitments under the facility to provide funds when their obligations to do so arise. Systematic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.
Duke Energy maintains a revolving credit facility to provide backup for its commercial paper program and letters of credit to support variable rate demand tax-exempt bonds that may be put to the Duke Energy Registrant issuer at the option of the holder. The facility includes borrowing sublimits for the Duke Energy Registrants, each of whom is a party to the credit facility, and financial covenants that limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude Duke Energy from issuing commercial paper or the Duke Energy Registrants from issuing letters of credit or borrowing under the Master Credit Facility.
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
If the rating agencies were to rate the Duke Energy Registrants below investment grade, borrowing costs would increase, perhaps significantly. In addition, the potential pool of investors and funding sources would likely decrease. Further, if the short-term debt rating were to fall, access to the commercial paper market could be significantly limited. A reduction in liquidity and borrowing availability could ultimately impact the ability to indefinitely reinvest prospective undistributed earnings generated by Duke Energy’s foreign subsidiaries, which could result in significant income taxes that would have a material effect on its results of operations.
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

PART I

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
The costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. The Subsidiary Registrants are allocated their proportionate share of the cost and obligations related to these plans. Without sustained growth in the pension investments over time to increase the value of plan assets and, depending upon the other factors impacting costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations, and the Subsidiary Registrants’ proportionate share of such cash funding obligations, could have a material impact on the Duke Energy Registrants’ financial position, results of operations or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PART I

ITEM 2. PROPERTIES

REGULATED UTILITIES
The following table provides information related to Regulated Utilities' electric generation stations as of December 31, 2014. The MW displayed in the table below are based on summer capacity.

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,554	2,554	100
Catawba(a)	Nuclear	Uranium	SC	2,290	441	19.25
McGuire	Nuclear	Uranium	NC	2,278	2,278	100
Belews Creek	Fossil Steam	Coal	NC	2,220	2,220	100
Marshall	Fossil Steam	Coal	NC	2,078	2,078	100
J.E. Rogers	Fossil Steam	Coal	NC	1,396	1,396	100
Bad Creek	Hydro	Water	SC	1,360	1,360	100
Lincoln	Combustion Turbine	Gas / Oil	NC	1,267	1,267	100
Allen	Fossil Steam	Coal	NC	1,127	1,127	100
Rockingham	Combustion Turbine	Gas / Oil	NC	825	825	100
Jocassee	Hydro	Water	SC	780	780	100
Dan River	Combined Cycle	Gas	NC	637	637	100
Buck	Combined Cycle	Gas	NC	631	631	100
Mill Creek	Combustion Turbine	Gas / Oil	SC	596	596	100
Cowans Ford	Hydro	Water	NC	325	325	100
W.S. Lee	Fossil Steam	Coal	SC	170	170	100
Keowee	Hydro	Water	SC	152	152	100
W.S. Lee	Combustion Turbine	Gas / Oil	SC	82	82	100
Distributed generation	Renewable	Solar	NC	4	4	100
Other small hydro (25 plants)	Hydro	Water	NC / SC	666	666	100
Total Duke Energy Carolinas				21,438	19,589
Duke Energy Progress
Roxboro(b) (c)	Fossil Steam	Coal	NC	2,433	2,343	96.30
Brunswick(c)	Nuclear	Uranium	NC	1,870	1,527	81.67
Smith	Combined Cycle	Gas / Oil	NC	1,088	1,088	100
Harris(c)	Nuclear	Uranium	NC	928	778	83.83
H.F. Lee	Combined Cycle	Gas / Oil	NC	916	916	100
Wayne County	Combustion Turbine	Gas / Oil	NC	863	863	100
Darlington	Combustion Turbine	Gas / Oil	SC	787	787	100
Smith	Combustion Turbine	Gas / Oil	NC	784	784	100
Robinson	Nuclear	Uranium	SC	741	741	100
Mayo(c)	Fossil Steam	Coal	NC	727	609	83.83
L.V. Sutton	Combined Cycle	Gas / Oil	NC	622	622	100
Asheville	Fossil Steam	Coal	NC	376	376	100
Asheville	Combustion Turbine	Gas / Oil	NC	324	324	100
Weatherspoon	Combustion Turbine	Gas / Oil	NC	128	128	100
Walters	Hydro	Water	NC	112	112	100
L.V. Sutton	Combustion Turbine	Gas / Oil	NC	61	61	100
Blewett	Combustion Turbine	Oil	NC	52	52	100
Other small hydro (3 plants)	Hydro	Water	NC	110	110	100
Total Duke Energy Progress				12,922	12,221
Duke Energy Florida
Crystal River	Fossil Steam	Coal	FL	2,291	2,291	100
Hines	Combined Cycle	Gas / Oil	FL	1,912	1,912	100
Bartow	Combined Cycle	Gas / Oil	FL	1,074	1,074	100
Anclote	Fossil Steam	Gas	FL	991	991	100
Intercession City(d)	Combustion Turbine	Gas / Oil	FL	986	986	(d)
DeBary	Combustion Turbine	Gas / Oil	FL	637	637	100
Tiger Bay	Combined Cycle	Gas / Oil	FL	205	205	100

PART I

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Bartow	Combustion Turbine	Gas / Oil	FL	177	177	100
Bayboro	Combustion Turbine	Oil	FL	174	174	100
Suwannee River	Combustion Turbine	Gas	FL	155	155	100
Turner	Combustion Turbine	Oil	FL	131	131	100
Suwannee River	Fossil Steam	Gas / Oil	FL	128	128	100
Higgins	Combustion Turbine	Gas / Oil	FL	105	105	100
Avon Park	Combustion Turbine	Gas / Oil	FL	48	48	100
University of Florida Cogeneration	Combustion Turbine	Gas	FL	46	46	100
Rio Pinar	Combustion Turbine	Oil	FL	12	12	100
Total Duke Energy Florida				9,072	9,072
Duke Energy Ohio
East Bend	Fossil Steam	Coal	KY	600	600	100
Woodsdale	Combustion Turbine	Gas / Propane	OH	462	462	100
Miami Fort (Unit 6)	Fossil Steam	Coal	OH	163	163	100
Total Duke Energy Ohio				1,225	1,225
Duke Energy Indiana
Gibson(e)	Fossil Steam	Coal	IN	3,132	2,822	90.10
Cayuga(f)	Fossil Steam	Coal / Oil	IN	1,005	1,005	100
Wabash River(g)	Fossil Steam	Coal / Oil	IN	676	676	100
Edwardsport	Fossil Steam	Coal	IN	595	595	100
Madison	Combustion Turbine	Gas	OH	576	576	100
Vermillion(h)	Combustion Turbine	Gas	IN	568	355	62.50
Wheatland	Combustion Turbine	Gas	IN	460	460	100
Noblesville	Combined Cycle	Gas / Oil	IN	285	285	100
Gallagher	Fossil Steam	Coal	IN	280	280	100
Henry County	Combustion Turbine	Gas / Oil	IN	129	129	100
Cayuga	Combustion Turbine	Gas / Oil	IN	99	99	100
Connersville	Combustion Turbine	Oil	IN	86	86	100
Miami Wabash	Combustion Turbine	Oil	IN	80	80	100
Markland	Hydro	Water	IN	45	45	100
Total Duke Energy Indiana				8,016	7,493
Total Regulated Utilities				52,673	49,600
Totals By Plant Type
Nuclear				10,661	8,319
Fossil Steam				20,388	19,870
Combined Cycle				7,370	7,370
Combustion Turbine				10,700	10,487
Hydro				3,550	3,550
Renewable				4	4
Total Regulated Utilities				52,673	49,600

(a)	Jointly owned with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency.

(b)	Duke Energy Progress owns and operates Roxboro Station Units 1-3 and owns 87.06 percent of, and operates, Unit 4.

(c)
Jointly owned with North Carolina Eastern Municipal Power Agency (NCEMPA). Duke Energy Progress executed an agreement in September 2014 to purchase NCEMPA's ownership interest in these facilities. For additional information see Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets."

(d)
Duke Energy Florida owns and operates Intercession City Station Units 1-10 and 12-14. Unit 11 is jointly owned with Georgia Power Company (GPC). GPC has the exclusive right to the output of this unit during the months of June through September. Duke Energy Florida has the exclusive right to the output of this unit for the remainder of the year.

(e)
Duke Energy Indiana owns and operates Gibson Station Units 1-4 and owns 50.05 percent of, and operates, Unit 5. Unit 5 is jointly owned with Wabash Valley Power Association, Inc. and Indiana Municipal Power Agency.

(f)	Includes Cayuga Internal Combustion (IC).

(g)	Includes Wabash River IC.

(h)	Jointly owned with Wabash Valley Power Association.

PART I

The following table provides information related to Regulated Utilities' electric transmission and distribution properties as of December 31, 2014.

	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Regulated Utilities
Electric Transmission Lines
Miles of 500 to 525 Kilovolt (kV)	600	300	200	—	—	1,100
Miles of 345 kV	—	—	—	1,000	700	1,700
Miles of 230 kV	2,600	3,400	1,700	—	700	8,400
Miles of 100 to 161 kV	6,800	2,600	1,000	700	1,400	12,500
Miles of 13 to 69 kV	3,100	—	2,300	800	2,500	8,700
Total conductor miles of electric transmission lines	13,100	6,300	5,200	2,500	5,300	32,400
Electric Distribution Lines
Miles of overhead lines	66,600	44,600	24,100	13,800	22,500	171,600
Miles of underground line	36,000	23,400	17,700	5,700	8,500	91,300
Total conductor miles of electric distribution lines	102,600	68,000	41,800	19,500	31,000	262,900
Number of electric transmission and distribution substations	1,500	500	500	300	500	3,300
Miles of gas mains	—	—	—	7,200	—	7,200
Miles of gas service lines	—	—	—	6,200	—	6,200
Substantially all of Regulated Utilities' electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.
INTERNATIONAL ENERGY
The following table provides additional information related to International Energy’s electric generation stations as of December 31, 2014. The MW displayed in the table below are based on summer capacity.

Facility	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
DEI Brazil(a)	Water	Brazil	2,274	2,089	92
Egenor	Water	Peru	357	357	100
Cerros Colorados	Water / Gas	Argentina	576	524	91
DEI Chile	Water / Diesel	Chile	362	362	100
DEI El Salvador	Oil / Diesel	El Salvador	324	293	90
DEI Guatemala	Oil / Diesel / Coal	Guatemala	361	361	100
Electroquil	Diesel	Ecuador	192	163	85
Aguaytia	Gas	Peru	192	192	100
Total International Energy			4,638	4,341

(a)	Includes Canoas I and II, which are jointly owned with Companhia Brasileira de Aluminio, as well as the wholly owned Palmeiras and Retiro small hydro plants.
International Energy also owns a 25 percent equity interest in NMC. In 2014, NMC produced approximately 921,000 metric tons of methanol and approximately 1.1 million metric tons of MTBE. Approximately 40 percent of methanol is normally used in the MTBE production.

PART I

COMMERCIAL POWER
The following table provides information related to Commercial Power’s electric generation facilities as of December 31, 2014. The MW displayed in the table below are based on summer capacity.

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Duke Energy Renewables
Los Vientos Windpower	Renewable	Wind	TX	402	402	100
Top of the World	Renewable	Wind	WY	200	200	100
Notrees	Renewable	Wind	TX	153	153	100
Campbell Hill	Renewable	Wind	WY	99	99	100
North Allegheny	Renewable	Wind	PA	70	70	100
Laurel Hill Wind Energy	Renewable	Wind	PA	69	69	100
Ocotillo	Renewable	Wind	TX	59	59	100
Kit Carson	Renewable	Wind	CO	51	51	100
Silver Sage	Renewable	Wind	WY	42	42	100
Happy Jack	Renewable	Wind	WY	29	29	100
Shirley	Renewable	Wind	WI	20	20	100
Highlander	Renewable	Solar	CA	21	21	100
Dogwood	Renewable	Solar	NC	20	20	100
Halifax Airport	Renewable	Solar	NC	20	20	100
Colonial Eagle - Pasquotank	Renewable	Solar	NC	20	20	100
Bagdad	Renewable	Solar	AZ	15	15	100
TX Solar	Renewable	Solar	TX	14	14	100
Washington White Post	Renewable	Solar	NC	12	12	100
Other small solar	Renewable	Solar	Various	54	54	100
Total Duke Energy Renewables				1,370	1,370
Duke Energy Ohio
Stuart(a)(b)	Fossil Steam	Coal	OH	2,308	900	39
Zimmer(a)	Fossil Steam	Coal	OH	1,300	605	46.5
Hanging Rock	Combined Cycle	Gas	OH	1,226	1,226	100
Miami Fort (Units 7 and 8)(a)	Fossil Steam	Coal	OH	1,020	652	64
Conesville(a)(b)	Fossil Steam	Coal	OH	780	312	40
Washington	Combined Cycle	Gas	OH	617	617	100
Fayette	Combined Cycle	Gas	PA	614	614	100
Killen(a)(b)	Fossil Steam	Coal	OH	600	198	33
Lee	Combustion Turbine	Gas	IL	568	568	100
Dick's Creek	Combustion Turbine	Gas	OH	136	136	100
Miami Fort	Combustion Turbine	Oil	OH	56	56	100
Total Duke Energy Ohio(c)				9,225	5,884
Totals By Facility Type
Renewable - Wind				1,194	1,194
Renewable - Solar				176	176
Fossil Steam				6,008	2,667
Combined Cycle				2,457	2,457
Combustion Turbine				760	760
Total Commercial Power				10,595	7,254

(a)	Jointly owned with American Electric Power Generation Resources and/or The Dayton Power & Light Company.

(b)	Facility operated by Duke Energy Ohio

(c)	Duke Energy Ohio facilities are included in the Disposal Group as of December 31, 2014.

In addition to the above facilities, Commercial Power owns an equity interest in the 585 MW capacity Sweetwater wind projects located in Texas, the 299 MW capacity DS Cornerstone wind projects located in Kansas and the 17 MW capacity INDU Solar Holding Joint Venture. Commercial Power's ownership share is 442 MW of capacity in these projects.
OTHER
Duke Energy owns approximately 5.2 million square feet and leases 2.9 million square feet of corporate, regional and district office space spread throughout its service territories and in Houston, Texas.

PART I

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies - Litigation” and “Commitments and Contingencies - Environmental.”
Virginia Department of Environmental Quality Civil Enforcement
Duke Energy Carolinas and the Virginia Department of Environmental Quality are in negotiations regarding civil enforcement against Duke Energy Carolinas related to the February 2, 2014, coal ash release from Duke Energy Carolinas’ Dan River Steam Station. Monetary sanctions in excess of $100,000 appear likely.
Brazilian Transmission Fee Assessments
On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees on generation companies located in the State of Sao Paulo for utilization of the electric transmission system. The fees were retroactive to July 1, 2004, and effective through June 30, 2009. DEIGP's original assessment under these Resolutions amounts to approximately $56 million inclusive of interest through December 2014. Pending resolution of this dispute on the merits, DEIGP deposited the disputed portion, approximately $19 million, of the assessment into a court-monitored escrow, and paid the undisputed portion to the distribution companies. In a decision published on October 2, 2013, the trial court affirmed an additional fine imposed by ANEEL in the amount of $9 million for DEIGP’s failure to pay the disputed portion of the assessment. The $9 million was also deposited into a court-monitored escrow. In December 2014, the trial court ruled in favor of DEIGP on the merits of the original assessment. The merits of the original assessment and fine, as well as the contradiction between the trial court's ruling in favor of DEIGP on the original assessment but against DEIGP on its alleged failure to timely pay that assessment, will be addressed on appeal.
Brazilian Regulatory Citations
In September 2007, the State Environmental Agency of Parana (IAP) assessed seven fines against DEIGP, totaling $15 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. DEIGP has challenged the fines in administrative and judicial proceedings. Two of the seven fines have subsequently been dismissed or otherwise resolved in favor of DEIGP. A third fine was determined legitimate by the trial court, but is under appeal. The remaining fines are pending.
Additionally, DEIGP was assessed three fines by Brazil Institute of Environment and Renewable Natural Resources (IBAMA) for improper maintenance of existing reforested areas. One of these fines was determined legitimate by the trial court and is under appeal. The others are pending. The total current IBAMA assessment is approximately $500,000. DEIGP believes that it has properly maintained all reforested areas and has challenged the IBAMA assessments.
Gibson Notice of Violations
Pursuant to Notices of Violation dated June 23, 2011 and July 16, 2013, the EPA has asserted that, on several occasions between August 1, 2008 through March 31, 2013, Duke Energy Indiana’s Gibson steam station violated opacity limits contained in its Title V permit. Duke Energy Indiana entered into a settlement agreement with the EPA in the fourth quarter of 2014, which required payment of a civil penalty of $199,000.
ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Duke Energy's common stock is listed for trading on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of February 24, 2015, there were approximately 172,448 common stockholders of record.
Common Stock Data by Quarter

	2014			2013
		Stock Price Range(a)			Stock Price Range(a)
	Dividends Declared Per Share	High	Low	Dividends Declared Per Share	High	Low
First Quarter	0.780	$72.67	$67.05	0.765	$72.68	$64.44
Second Quarter(b)	0.780	75.13	68.81	1.545	75.46	64.62
Third Quarter	0.795	75.21	69.48	―	72.01	64.16
Fourth Quarter	0.795	87.29	74.33	0.780	73.53	66.05

(a)	Stock prices represent the intra-day high and low stock price.

(b)	Two dividends were declared in the second quarter of 2013. The first was $0.765 per share and the second was $0.78 per share.
Duke Energy expects to continue its policy of paying regular cash dividends; however, there is no assurance as to the amount of future dividends as they depend on future earnings, capital requirements, and financial condition, and are subject to declaration by the Duke Energy Board of Directors.
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
Issuer Purchases of Equity Securities for Fourth Quarter of 2014

There were no repurchases of equity securities during the fourth quarter of 2014.

PART II

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns of Duke Energy Corporation common stock, as compared with the S&P 500 Stock Index and the Philadelphia Utility Index for the five-year period 2009 through 2014.
This performance graph assumes an initial investment of $100 invested on December 31, 2009, in Duke Energy common stock, in the S&P 500 Stock Index and in the Philadelphia Utility Index and that all dividends are reinvested.
NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2014.

PART II

ITEM 6. SELECTED FINANCIAL DATA

(in millions, except per share amounts)	2014(c)	2013(c)	2012(c)	2011(c)	2010(c)
Statement of Operations(a)
Total operating revenues	$23,925	$22,756	$17,912	$12,412	$12,220
Operating Income	5,258	4,854	2,911	2,475	2,444
Income From Continuing Operations	2,465	2,590	1,611	1,508	1,481
(Loss) Income From Discontinued Operations, net of tax	(576)	86	171	206	(157)
Net Income	1,889	2,676	1,782	1,714	1,324
Net Income Attributable to Duke Energy Corporation	1,883	2,665	1,768	1,706	1,320
Common Stock Data
Income from continuing operations attributable to Duke Energy Corporation common shareholders(b)
Basic	$3.46	$3.64	$2.77	$3.34	$3.34
Diluted	3.46	3.63	2.77	3.34	3.33
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$(0.80)	$0.13	$0.30	$0.49	$(0.34)
Diluted	(0.80)	0.13	0.30	0.49	(0.33)
Net Income attributable to Duke Energy Corporation common shareholders(b)
Basic	$2.66	$3.77	$3.07	$3.83	$3.00
Diluted	2.66	3.76	3.07	3.83	3.00
Dividends declared per common share(b)	3.15	3.09	3.03	2.97	2.91
Balance Sheet
Total Assets	$120,709	$114,779	$113,856	$62,526	$59,090
Long-term Debt including capital leases and redeemable preferred stock of subsidiaries, less current maturities	37,213	38,152	36,444	18,679	17,935

(a)
Significant transactions reflected in the results above include: (i) 2014 impairment of the Disposal Group (see Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets"); (ii) 2014 incremental tax expense resulting from the decision to repatriate all cumulative historical undistributed foreign earnings (see Note 22 to the Consolidated Financial Statements, "Income Taxes"); (iii) 2014 increase in the litigation reserve related to the criminal investigation of the Dan River coal ash spill (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”); (iv) 2013 charges related to Crystal River Unit 3 and nuclear development costs (see Notes 4 and 25 to the Consolidated Financial Statements, "Regulatory Matters" and "Quarterly Financial Data", respectively); (v) the 2012 merger with Progress Energy (see Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets"); (vi) 2012 and 2011 pretax impairment and other charges related to the Edwardsport Integrated Gasification Combined Cycle (IGCC) project of $628 million and $222 million, respectively; and (vii) 2010 pretax impairment of goodwill and other assets of $660 million.

(b)
On July 2, 2012, immediately prior to the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All share and earnings per share amounts are presented as if the one-for-three reverse stock split had been effective at the beginning of the earliest period presented.

(c)	Operating results reflect reclassifications due to the impact of discontinued operations (see Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets").

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.), as well as certain non-GAAP financial measures such as adjusted earnings, adjusted earnings per share and adjusted segment income, discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and its subsidiaries Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, Inc. (Duke Energy Progress), Duke Energy Florida, Inc. (Duke Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana) (collectively referred to as the Subsidiary Registrants). However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
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
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2014, 2013 and 2012.
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
For additional information on the details of this transaction including regulatory conditions and accounting implications, see Note 2 to the Consolidated Financial Statements, “Acquisitions, Dispositions and Sales of Other Assets.”
Disposition of the Nonregulated Midwest Generation Business
On August 21, 2014, Duke Energy entered into a purchase sale agreement (PSA) to sell its nonregulated Midwest generation business and Duke Energy Retail Sales LLC (Disposal Group) to Dynegy Inc. (Dynegy) for approximately $2.8 billion in cash subject to adjustments at closing for changes in working capital and capital expenditures. The completion of the transaction, conditioned on approval by Federal Energy Regulatory Commissions (FERC), is expected by the end of the second quarter of 2015.
For additional information on the details of this transaction including regulatory conditions and accounting implications, see Note 2 to the Consolidated Financial Statements, “Acquisitions, Dispositions and Sales of Other Assets.”
2014 Financial Results
The following table summarizes adjusted earnings and net income attributable to Duke Energy.

	Years Ended December 31,
	2014		2013		2012
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings(a)	$3,218	$4.55	$3,080	$4.36	$2,489	$4.33
Net income attributable to Duke Energy	1,883	2.66	2,665	3.76	1,768	3.07

(a)
See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted earnings per diluted share as well as a reconciliation of this non-GAAP financial measure to net income attributable to Duke Energy and net income attributable to Duke Energy per diluted share.

PART II

Adjusted earnings increased from 2013 to 2014 primarily due to the impact of the revised rates and favorable weather, partially offset by higher depreciation and amortization expense. Adjusted earnings increased from 2012 to 2013 primarily due to the inclusion of a full year of Progress Energy results in 2013, the impact of the revised rates, net of higher depreciation and amortization expense and lower allowance for funds used during construction (AFUDC).
See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.
2014 Areas of Focus and Accomplishments
In 2014, Duke Energy focused on achieving financial objectives, completing important strategic initiatives, including the agreement to sell the non-regulated Midwest Generation business and completion of a strategic review of the international business, advancing a platform of growth initiatives, operational excellence, and the strengthening of coal ash management practices and plans to accelerate basin closure strategies resulting from the Dan River coal ash spill.
Sale of the Midwest Generation Business. In 2014, Duke Energy entered into a PSA to sell the Disposal Group to Dynegy for approximately $2.8 billion. This decision supports Duke Energy’s strategy to focus investments on businesses with more predictable and less volatile earnings.
International Energy Operations. Duke Energy completed the strategic review of the international operations. As a result of the review, Duke Energy determined it is in the shareholders’ best interest, at the present time, to continue to own, operate and create value through portfolio optimization and efficiency in the International operations. In addition, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable that will result in the repatriation of approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. The cash will help support the dividend and growth in the investment portfolio of the domestic businesses.
Growth Initiatives. In 2014, Duke Energy announced new growth initiatives representing a total investment of approximately $8 billion. These initiatives include:

•	Duke Energy Indiana proposed transmission and distribution infrastructure improvement totaling $1.9 billion.

•
Duke Energy Florida proposed approximately $1.8 billion investment in three new generation projects, a combined-cycle plant in Citrus County, an uprate plan at the Hines Energy Complex (Hines) facility and acquisition of the Osprey plant from Calpine Corporation (Calpine).

•
Duke Energy Progress proposed the acquisition of North Carolina Eastern Municipal Power Agency's (NCEMPA) ownership interest in some of Duke Energy Progress’s existing nuclear and coal generation and the acquisition of solar projects in eastern North Carolinas for a total amount of approximately $1.2 billion.

•	Duke Energy Carolinas proposed construction of a combined-cycle natural gas plant at the William States Lee generation facility at a cost of approximately $600 million.

•	Commercial Power proposed construction of the Atlantic Coast Pipeline for a total investment of approximately $2 billion
Operational Excellence of the Nuclear Fleet. Duke Energy’s nuclear fleet set a company record for total electricity production and demonstrated a combined capacity factor at approximately 93 percent, the 16th consecutive year above 90 percent on this plant reliability measure.
Deliver Merger Benefits. Duke Energy continues to focus on realizing benefits of the merger with Progress Energy. Duke Energy is on-track to achieve the $687 million of guaranteed savings for customers in the Carolinas over five years. After two and a half years, Duke Energy Carolinas and Duke Energy Progress have generated over 60 percent of the guaranteed fuel and joint dispatch savings. In total 85 percent of the guaranteed benefit has been locked-in or delivered to Duke Energy’s customers in the Carolinas.
Dan River Coal Ash Spill and Other Coal Ash Management. Duke Energy has improved coal ash practices and accelerated plans to close its ash basins. Comprehensive engineering reviews were completed at each of the ash basins, and a central internal organization was formed to manage all coal combustion products. Duke Energy also established an independent national Coal Ash Management Advisory Board to help guide company strategy. Excavation plans have been filed for four high priority sites identified in connection with North Carolina coal ash management enacted in 2014 - Dan River, Asheville, Riverbend, and L.V. Sutton combined cycle facility (Sutton). Excavation plans have also been filed for the W.S. Lee site in South Carolina, and work is progressing on closure plans for the other ten North Carolina sites.
On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy, each entered into a Memorandum of Plea Agreement (Plea Agreements) in connection with an investigation initiated by the USDOJ. The Plea Agreements are subject to the approval of the United States District Court for the Eastern District of North Carolina and, if approved, will end the grand jury investigation related to the Dan River ash basin release and the management of coal ash basins at 14 plants in North Carolina with coal ash basins.
Under the Plea Agreements, the USDOJ charged DEBS and Duke Energy Progress with four misdemeanor CWA violations related to violations at Duke Energy Progress’ H.F. Lee Steam Electric Plant, Cape Fear Steam Electric Plant and Asheville Steam Electric Generating Plant. The United States Department Of Justice charged Duke Energy Carolinas and DEBS with five misdemeanor Clean Water Act violations related to violations at Duke Energy Carolinas’ Dan River Steam Station and Riverbend Steam Station. DEBS, Duke Energy Carolinas and Duke Energy Progress also agreed (i) to a five-year probation period, (ii) to pay a total of approximately $68 million in fines and restitution and $34 million for community service and mitigation (the Payments), and (iii) to establish environmental compliance plans subject to the oversight of a court-appointed monitor paid for by the companies for the duration of the probation period (iii) for Duke Energy Carolinas and Duke Energy Progress each to maintain $250 million under their Master Credit Facility as security to meet their obligations under the Pleas Agreements, in addition to certain other conditions set out in the Plea Agreements. Payments under the Plea Agreements will be borne by shareholders and are not tax deductible. Duke Energy Corporation has agreed to issue a guarantee of all payments and performance due from the Companies, including but not limited to payments for fines, restitution, community service, mitigation and the funding of, and obligations under, the environmental compliance plans. As a result of the Plea Agreements, Duke Energy Carolinas and Duke Energy Progress recognized charges of $72 million and $30 million, respectively, in the fourth quarter of 2014. The amounts are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.

PART II

Duke Energy Objectives - 2015 and Beyond
Duke Energy is committed to creating value and trust, while transforming our energy future. Primary objectives for 2015 are:

•
Growing and adapting the business and achieving financial objectives, including delivering on the 2015 adjusted diluted earnings per share (EPS) guidance range of $4.55 to $4.75, and advancing viable future growth opportunities for regulated and nonregulated businesses

•	Excelling in safety, operational performance and environmental stewardship

•	Developing and engaging employees, while strengthening leadership

•	Improving the lives of our customers and the vitality of our communities
Complete the Sale of the Nonregulated Midwest Generation Business. In January 2015, FERC requested additional information regarding the proposed sale of the nonregulated Midwest Generation business. The parties to the transaction responded to FERC on February 6, 2015, and the comment period expired on February 23, 2015. FERC approval is the final regulatory approval required to close the transaction, which is expected by the end of the second quarter of 2015.
Proceeds from the sale are expected to be deployed to recapitalize Duke Energy in a balanced manner, with a combination of an accelerated share repurchase and reductions in holding company debt. However, this plan could change depending on circumstances at the time of closing.
Growth Initiatives. Duke Energy will continue to pursue regulatory, state and federal approval of the growth projects. These projects will support long-term adjusted earnings growth of four to six percent and support Duke Energy’s ability to continue providing its customers affordable, reliable energy from an increasingly diverse generation portfolio.
In the Regulated Utilities business, Duke Energy does not anticipate any significant base rate cases through 2017. Growth is expected to be supported by retail and wholesale load growth and significant investments. Duke Energy expects to invest between $4 billion and $5 billion annually in Regulated business growth projects. Many of these projects will be recovered through riders such as transmission and distribution expenditures in Indiana and Ohio, as well as the Crystal River 3 rider in Florida and energy efficiency riders in the Carolinas. The regulated wholesale business is expected to grow in 2015.
The Commercial Power renewables business is a significant component of the Duke Energy growth strategy. Renewable projects enable Duke Energy to respond to customer interest in clean tech while increasing diversity in the generation portfolio. The portfolio of wind and solar is expected to continue growing as between $1 billion and $2 billion is deployed over the next three years .Additionally, investments in the Atlantic Coast pipeline adds approximately $1 billion of capital spending through 2017.
Continue the Coal Ash Management Strategy. In December 2014, U.S. Environmental Protection Agency (EPA) finalized the Resource Conservation and Recovery Act (RCRA) related to coal combustion residuals (CCR) associated with the generation of electricity from coal. The rules classify coal ash as non-hazardous waste and provide guidelines related to the disposal of coal ash. Duke Energy will continue the compliance strategy with the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) and complete an evaluation of the provisions for this rule. Duke Energy will update ash management plans to comply with all state and federal regulations and begin excavation or other compliance work once plans and permits are approved.
Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items are measured as income from continuing operations net of income (loss) attributable to noncontrolling interests, adjusted for the dollar and per share impact of mark-to-market impacts of economic hedges in the Commercial Power segment and special items including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. As result of the agreement in August 2014 to sell the Disposal Group to Dynegy, the operating results of the Disposal Group are classified as discontinued operations, including a portion of the mark-to-market adjustments associated with derivative contracts. Management believes that including the operating results of the Disposal Group classified as discontinued operations better reflects its financial performance and therefore has included these results in adjusted earnings and adjusted diluted EPS. Derivative contracts are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Power segment. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately and, if associated with the Disposal Group, classified as discontinued operations, as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g., coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Duke Energy Board of Directors (Board of Directors), employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common shareholders, which include the dollar and per share impact of special items, mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

PART II

Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income (loss) attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for the mark-to-market impacts of economic hedges in the Commercial Power segment and special items. Management believes the presentation of adjusted segment income as presented provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is segment income, which represents segment income from continuing operations, including any special items and the mark-to-market impacts of economic hedges in the Commercial Power segment.
Duke Energy’s adjusted earnings, adjusted diluted EPS, and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate the measures in the same manner.
See Note 3 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.
Overview
The following table reconciles non-GAAP measures to the most directly comparable GAAP measure.

	Year Ended December 31, 2014
(in millions, except per share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$2,897	$428	$109	$3,434	$(216)	$—	$3,218	$4.55
International tax adjustment	—	(373)	—	$(373)	—	—	(373)	(0.53)
Costs to achieve Progress Energy merger	—	—	—	—	(127)	—	(127)	(0.18)
Midwest generation operations	—	—	(114)	(114)	—	114	—	—
Coal ash Plea Agreements reserve	(102)	—	—	(102)	—	—	(102)	(0.14)
Asset impairment	—	—	(59)	(59)	—	—	(59)	(0.08)
Asset sales	—	—	—	—	9	—	9	0.01
Economic hedges (mark-to-market)	—	—	(6)	(6)	—	—	(6)	(0.01)
Discontinued operations	—	—	15	15	—	(692)	(677)	(0.96)
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$2,795	$55	$(55)	$2,795	$(334)	$(578)	$1,883	$2.66

	Year Ended December 31, 2013
(in millions, except per share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$2,776	$408	$15	$3,199	$(119)	$—	$3,080	$4.36
Crystal River Unit 3 charges	(215)	—	—	(215)	—	—	(215)	(0.31)
Costs to achieve Progress Energy merger	—	—	—	—	(184)	—	(184)	(0.26)
Midwest generation operations	—	—	(88)	(88)	14	74	—	—
Nuclear development charges	(57)	—	—	(57)	—	—	(57)	(0.08)
Litigation reserve	—	—	—	—	(14)	—	(14)	(0.02)
Asset sales	—	—	(15)	(15)	65	—	50	0.07
Discontinued operations	—	—	—	—	—	5	5	—
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$2,504	$408	$(88)	$2,824	$(238)	$79	$2,665	$3.76

	Year Ended December 31, 2012
(in millions, except per share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$2,086	$439	$93	$2,618	$(129)	$—	$2,489	$4.33
Edwardsport impairment and other charges	(402)	—	—	(402)	—	—	(402)	(0.70)
Costs to achieve Progress Energy merger	—	—	—	—	(397)	—	(397)	(0.70)
Midwest generation operations	—	—	(149)	(149)	9	140	—	—
Economic hedges (mark-to-market)	—	—	(3)	(3)	—	—	(3)	(0.01)
Democratic National Convention Host Committee support	—	—	—	—	(6)	—	(6)	(0.01)
Employee severance and office consolidation	60	—	—	60	—	—	60	0.11
Discontinued operations	—	—	—	—	—	27	27	0.05
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$1,744	$439	$(59)	$2,124	$(523)	$167	$1,768	$3.07

PART II

The variance in adjusted earnings for the year ended December 31, 2014, compared to 2013, was primarily due to:

•	Increased retail pricing and riders primarily resulting from the implementation of revised rates in most jurisdictions;

•	Favorable weather in 2014 compared to 2013;

•	Higher PJM capacity revenues for the nonregulated Midwest generation business due to higher prices; and

•	Higher results of the renewables business due to higher production from the wind and solar portfolios, lower costs and additional renewables investments.
Partially offset by:

•	Higher depreciation and amortization expense primarily due to higher depreciable asset base and lower reductions to cost of removal reserves;

•	Higher operations and maintenance expense due to higher storm costs, the timing of fossil plant outages and the impact of nuclear outage cost levelization;

•	Lower post in-service debt returns due to projects added to customer rates; and

•	Higher property and other non-income taxes.
The variance in adjusted earnings for the year ended December 31, 2013, compared to 2012, was primarily due to:

•	The inclusion of Progress Energy results for the first six months of 2013;

•	Increased retail pricing and riders resulting primarily from the implementation of revised rates in all jurisdictions; and

•	Lower operating and maintenance expense resulting primarily from the adoption of nuclear outage cost levelization in the Carolinas, lower benefit costs and merger synergies.
Partially offsetting these increases was:

•	Higher depreciation and amortization expense;

•	Lower AFUDC;

•	Lower nonregulated Midwest gas generation results; and

•	Incremental shares issued to complete the Progress Energy merger (impacts per diluted share amounts only).

PART II

Segment Results
The remaining information presented in this discussion of results of operations is on a GAAP basis.
Regulated Utilities

	Years Ended December 31,
(in millions)	2014	2013	Variance 2014 vs. 2013	2012	Variance 2013 vs. 2012
Operating Revenues	$22,271	$20,910	$1,361	$16,080	$4,830
Operating Expenses	17,026	16,126	900	12,943	3,183
Gains on Sales of Other Assets and Other, net	4	7	(3)	15	(8)
Operating Income	5,249	4,791	458	3,152	1,639
Other Income and Expense, net	267	221	46	341	(120)
Interest Expense	1,093	986	107	806	180
Income Before Income Taxes	4,423	4,026	397	2,687	1,339
Income Tax Expense	1,628	1,522	106	941	581
Less: Income Attributable to Noncontrolling Interest	—	—	—	2	(2)
Segment Income	$2,795	$2,504	$291	$1,744	$760

Duke Energy Carolinas' GWh sales	87,645	85,790	1,855	81,362	4,428
Duke Energy Progress' GWh sales(a)	62,871	60,204	2,667	58,390	1,814
Duke Energy Florida GWh sales(b)	38,703	37,974	729	38,443	(469)
Duke Energy Ohio GWh sales	24,735	24,557	178	24,344	213
Duke Energy Indiana GWh sales	33,433	33,715	(282)	33,577	138
Total Regulated Utilities GWh sales	247,387	242,240	5,147	236,116	6,124
Net proportional MW capacity in operation	49,600	49,607	(7)	49,654	(47)

(a)	For Duke Energy Progress, 26,634 Gigawatt-hours (GWh) sales for the year ended December 31, 2012, occurred prior to the merger between Duke Energy and Progress Energy.

(b)	For Duke Energy Florida, 18,348 GWh sales for the year ended December 31, 2012, occurred prior to the merger between Duke Energy and Progress Energy.
Year Ended December 31, 2014 as Compared to 2013
Regulated Utilities’ results were positively impacted by higher retail pricing and rate riders, favorable weather, an increase in wholesale power margins, higher weather-normal sales volumes, and 2013 impairments and other charges. These impacts were partially offset by higher depreciation and amortization expense, higher operation and maintenance costs, higher interest expense, and higher income tax expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
A $614 million increase in fuel revenues driven primarily by increased demand from electric retail customers resulting from favorable weather conditions, and higher fuel rates for electric retail customers for all jurisdictions, except North Carolina. Fuel revenues represent sales to retail and wholesale customers;

•	A $556 million net increase in retail pricing primarily due to retail rate changes and updated rate riders;

•
A $216 million increase in electric sales (net of fuel revenue) to retail customers due to more favorable weather conditions. (i) For the year ended December 31, 2014 in the Carolinas, cooling degree days were 4 percent below normal as compared with 15 percent below normal during the same period in 2013, and heating degree days were 11 percent above normal as compared with 4 percent above normal during the same period in 2013. (ii) For the year ended December 31, 2014 in the Midwest, cooling degree days were 21 percent below normal as compared with 8 percent below normal during the same period in 2013, and heating degree days were 18 percent above normal as compared with 7 percent above normal during the same period in 2013. (iii) For the year ended December 31, 2014 in Florida, cooling degree days were 3 percent below normal as compared with 2 percent above normal during the same period in 2013, and heating degree days were 4 percent above normal as compared with 35 percent below normal during the same period in 2013;

•	A $63 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts; and

•	A $21 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand.
Partially offset by:

•
A $139 million decrease in gross receipts tax revenue due to the NC Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014.

PART II

Operating Expenses. The variance was driven primarily by:

•
A $611 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) higher volumes of coal, and oil used in electric generation due primarily to increased generation resulting from favorable weather conditions, (ii) higher natural gas prices, and (iii) the application of the Nuclear Electric Insurance Limited (NEIL) settlement proceeds in 2013 for Duke Energy Florida;

•
A $436 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets, and higher 2013 reductions to cost of removal reserves in accordance with regulatory orders; and

•
A $292 million increase in operating and maintenance expense primarily due to a litigation reserve related to the criminal investigation of the Dan River coal ash spill (See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information), higher storm costs, repairs and remediation expenses associated with the Dan River coal ash discharge and other ash basin related assessment costs, and higher nuclear costs, including nuclear outage levelization costs, and higher environmental and operational costs that are recoverable in rates; partially offset by a 2013 Crystal River Unit 3 Nuclear Station (Crystal River Unit 3) related settlement matter, decreased benefits costs and 2013 donations for low-income customers and job training in accordance with 2013 North Carolina Utilities Commission (NCUC) and Public Service Commission of South Carolina (PSCSC) rate case orders.

Partially offset by:

•
A $346 million decrease due to the 2013 impairment and other charges primarily related to Crystal River Unit 3 and the proposed Levy Nuclear Station (Levy). See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information;

•
A $42 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above; partially offset by a sales tax reserve as a result of an Indiana sales tax audit, and higher property taxes; and

•	A $22 million decrease due to the 2013 impairment resulting from the decision to suspend the application for two proposed nuclear units at Shearon Harris Nuclear Station (Harris).
Other Income and Expenses, net. The variance is primarily due to recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates, partially offset by lower AFUDC – equity, primarily due to placing the Sutton plant into service in late 2013.
Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates and a reduction in debt return on the Crystal River 3 regulatory asset now recovered through fuel revenues.
Income Tax Expense. The variance was primarily due to higher pretax income and partially offset by a lower effective tax rate of 36.8 percent compared to 37.8 percent, respectively, for the years ended December 31, 2014 and 2013. The decrease in effective tax rate is primarily due to favorable audit settlements, a higher manufacturing deduction due to prior year limitations based on taxable income, and changes in income apportionment for state income tax, partially offset by the non-deductible litigation reserve related to the criminal investigation of the Dan River coal ash spill.
Year Ended December 31, 2013 as Compared to 2012
Regulated Utilities’ results were positively impacted by 2012 impairment and other charges related to the Edwardsport Integrated Gasification Combined Cycle (IGCC) plant, higher retail pricing and rate riders, the inclusion of Progress Energy results for the first six months of 2013, a net increase in wholesale power revenues, and higher weather-normal sales volumes. These impacts were partially offset by higher income tax expense, Crystal River Unit 3 charges, lower AFUDC – equity and higher depreciation and amortization expense. The following is a detailed discussion of the variance drivers by line item.
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

Operating Expenses. The variance was driven primarily by:

•	A $3,393 million increase due to the inclusion of Progress Energy for the first six months of 2013,

•	A $346 million increase in impairment and other charges in 2013 primarily related to Crystal River Unit 3 and Levy, and

PART II

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
Matters Impacting Future Regulated Utilities Results
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at the retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits could have an adverse impact to Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to the Regulated Utilities' financial position, results of operations and cash flows. See Notes 5 and 9 to the Consolidated Financial Statements, “Commitments and Contingencies” and "Asset Retirement Obligations," respectively, for additional information.
In 2015, the Indiana Utility Regulatory Commission (IURC) is examining intervenors' allegations that the Edwardsport IGCC was not properly placed in commercial operation in June 2013 and intervenors’ allegations regarding plant performance. In addition, the Indiana Court of Appeals remanded the IURC order in the ninth IGCC rider proceeding back to the IURC for further findings concerning approximately $61 million of financing charges Joint Intervenors claimed were caused by construction delay and a ratemaking issue concerning the in-service date determination for tax purposes. The outcome of these proceedings could have an adverse impact to Regulated Utilities' financial position, results of operations and cash flows. Duke Energy cannot predict on the outcome of these proceedings. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART II

International Energy

	Years Ended December 31,
(in millions)	2014	2013	Variance 2014 vs. 2013	2012	Variance 2013 vs. 2012
Operating Revenues	$1,417	$1,546	$(129)	$1,549	$(3)
Operating Expenses	1,007	1,000	7	1,043	(43)
Gains (Losses) on Sales of Other Assets and Other, net	6	3	3	—	3
Operating Income	416	549	(133)	506	43
Other Income and Expense, net	190	125	65	171	(46)
Interest Expense	93	86	7	76	10
Income Before Income Taxes	513	588	(75)	601	(13)
Income Tax Expense	449	166	283	149	17
Less: Income Attributable to Noncontrolling Interests	9	14	(5)	13	1
Segment Income	$55	$408	$(353)	$439	$(31)

Sales, GWh	18,629	20,306	(1,677)	20,132	174
Net proportional MW capacity in operation	4,340	4,600	(260)	4,584	16
Year Ended December 31, 2014 as Compared to 2013
International Energy’s results were negatively impacted by higher tax expense resulting from the decision to repatriate historical undistributed foreign earnings, unfavorable hydrology and exchange rates in Brazil and an unplanned outage in Chile, partially offset by higher equity earnings in National Methanol Company (NMC) and a 2013 net currency remeasurement loss in Latin America. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	A $44 million decrease in Peru as a result of lower sales volumes and unfavorable exchange rates;

•	A $35 million decrease in Brazil due to unfavorable exchange rates and lower sales volumes partially offset by higher average prices;

•	A $27 million decrease in Chile as a result of lower sales volumes due to an unplanned outage, and lower average prices; and

•	A $25 million decrease in Argentina due to unfavorable exchange rates and lower average prices.
Operating Expenses. The variance was driven primarily by:

•	A $75 million increase in Brazil due to higher purchased power as a result of unfavorable hydrology, partially offset by favorable exchange rates.
Partially offset by:

•	A $38 million decrease in Peru as a result of lower purchased power, transmission, and royalty costs; and

•	A $26 million decrease in Argentina due to favorable exchange rates and lower purchased power and fuel consumption.
Other Income and Expenses, net. The variance is primarily due to a 2013 net currency remeasurement loss in Latin America, higher interest income in Brazil, and higher equity earnings in NMC as a result of increased methyl tertiary butyl ether (MTBE) and methanol sales volumes, partially offset by lower average prices and higher butane costs.
Income Tax Expense. The variance was primarily due to approximately $373 million of incremental tax expense resulting from the decision to repatriate all cumulative historical undistributed foreign earnings at that time. The effective tax rate for the years ended December 31, 2014 and 2013 was 87.3 percent and 28.3 percent, respectively. The increase in the effective tax rate was also primarily due to the tax expense associated with the repatriation decision.
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

PART II

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
Matters Impacting Future International Energy Results
International Energy's operations include conventional hydroelectric power generation facilities located in Brazil where water reservoirs are currently at abnormally low levels due to a lack of rainfall.  In addition, International Energy’s equity earnings from NMC reflect sales of methanol and MTBEs, which generates margins that are directionally correlated with crude oil prices. International Energy's earnings and future cash flows could be adversely impacted by either a sustained period of low reservoir levels, especially if the government of Brazil were to implement rationing or some other mandatory conservation program, or a significant decrease in crude oil prices.

PART II

Commercial Power

	Years Ended December 31,
(in millions)	2014	2013	Variance 2014 vs. 2013	2012	Variance 2013 vs. 2012
Operating Revenues	$255	$260	$(5)	$307	$(47)
Operating Expenses	441	425	16	419	6
(Losses) Gains on Sales of Other Assets and Other, net	—	(23)	23	2	(25)
Operating Loss	(186)	(188)	2	(110)	(78)
Other Income and Expense, net	18	13	5	33	(20)
Interest Expense	58	61	(3)	63	(2)
Loss Before Income Taxes	(226)	(236)	10	(140)	(96)
Income Tax Benefit	(171)	(148)	(23)	(82)	(66)
Less: Income Attributable to Noncontrolling Interests	—	—	—	1	(1)
Segment Loss	$(55)	$(88)	$33	$(59)	$(29)

Coal-fired plant production, GWh	867	1,644	(777)	2,096	(452)
Renewable plant production, GWh	5,462	5,111	351	3,452	1,659
Total Commercial Power production, GWh	6,329	6,755	(426)	5,548	1,207
Net proportional MW capacity in operation	1,370	2,031	(661)	2,222	(191)
Year Ended December 31, 2014 as Compared to 2013
Commercial Power’s results were impacted by higher production tax credits generation, higher production and lower operating costs by the renewables business and a prior-year loss recognized on certain renewables projects, partially offset by an impairment recorded for an intangible asset. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	An $8 million decrease in electric revenues for the Beckjord station, which is not included in the Disposal Group, driven from lower production as units have been retired;

•	A $7 million decrease in net mark-to-market revenues on non-qualifying power hedge contracts.
Partially offset by:

•	A $16 million increase in electric revenues from higher production in the renewables portfolio.
Operating Expenses. The variance was driven primarily by:

•
A $94 million increase driven by an impairment taken related to Ohio Valley Electric Corporation (OVEC). See Note 11 to the Consolidated Financial Statements, “Goodwill and Intangible Assets” for additional information.

Partially offset by:

•
An $18 million decrease in depreciation driven by discontinued amortization of an intangible asset that was impaired and written off in 2014 and extensions on the projected useful lives of assets in the renewable portfolio;

•	A $17 million decrease in fuel expense for the Beckjord station driven by lower cost of coal from decreased production as units have been retired;

•	A $16 million decrease related to a 2013 legal settlement reserve related to previously disposed businesses;

•	A $10 million decrease in general and administrative costs;

•	A $9 million decrease in operations and maintenance expense for the renewables portfolio driven primarily by development cost reductions; and

•	A $6 million decrease in property tax expense driven by cost reductions in the renewables portfolio resulting from a property tax abatement that went into effect in the current year.
Losses on Sales of Other Assets and Other, net. The variance is attributable to a loss recognized on the sale of certain renewable development projects in 2013.
Other Income and Expense. The variance was primarily due to a net gain recognized for the sale of certain renewable development assets and increased equity earnings from higher production in the renewable wind portfolio.
Income Tax Benefit. The variance was primarily due to changes in state deferred taxes and higher production tax credits in 2014 for the Renewables portfolio. The effective tax rate for the years ended December 31, 2014 and 2013 was 75.5 percent and 62.8 percent, respectively.

PART II

Year Ended December 31, 2013 as Compared to 2012
Commercial Power’s results were negatively impacted by the sale of non-core business operations and lower income from the renewables portfolio and Beckjord generating station. These impacts are partially offset by higher income tax benefits. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	An $81 million decrease due primarily to the sale of non-core businesses in 2012; and

•	A $35 million decrease in electric revenues for the Beckjord station driven from lower production as units were prepared for retirement;
Partially offset by:

•	A $67 million increase due to higher volumes in the renewables portfolio.
Operating Expenses. The variance was driven primarily by:

•
A $34 million increase in operations and maintenance expense for the renewables portfolio driven primarily by commercial operation of certain assets and costs to run the renewables services company acquired in 2012;

•	A $25 million increase in depreciation driven by renewable portfolio assets put in service;

•	A $17 million increase related to Midcontinent Independent System Operator, Inc. (MISO) and PJM Transmission System Enhancement obligations; and

•	A $16 million increase related to a 2013 legal settlement reserve related to previously disposed businesses.
Partially offset by:

•	A $56 million decrease due primarily to the sale of non-core businesses in 2012;

•	A $17 million decrease in general and administrative costs; and

•
A $16 million decrease in fuel expense for the Beckjord station, which is not included in the Disposal Group, driven by lower cost of coal from decreased production as units were prepared for retirement;

(Losses) Gains on Sales of Other Assets and Other, net. The variance is attributable to a loss recognized on the sale of certain renewable development projects in 2013 and a gain on the 2012 contribution of certain renewable assets to a joint venture.
Other Income and Expense, net. The variance is primarily due to the sale of non-core businesses in 2012, lower equity earnings from the renewables portfolio, and lower interest income.
Income Tax Benefit. The variance was primarily due to an increase in pretax loss and a decrease in manufacturing deductions combined with higher production tax credits in 2013. The effective tax rates for the years ended December 31, 2013 and 2012 were 62.8 percent and 58.4 percent, respectively. The increase in the effective tax rate for the period was primarily due to higher production tax credits in 2013 for the Renewable portfolio.
Other

	Years Ended December 31,
(in millions)	2014	2013	Variance 2014 vs. 2013	2012	Variance 2013 vs. 2012
Operating Revenues	$105	$175	$(70)	$84	$91
Operating Expenses	322	457	(135)	704	(247)
Gains (Losses) on Sales of Other Assets and Other, net	6	(3)	9	(7)	4
Operating Loss	(211)	(285)	74	(627)	342
Other Income and Expense, net	45	131	(86)	19	112
Interest Expense	400	416	(16)	299	117
Loss Before Income Taxes	(566)	(570)	4	(907)	337
Income Tax Benefit	(237)	(335)	98	(386)	51
Less: Income (Loss) Attributable to Noncontrolling Interests	5	3	2	2	1
Net Expense	$(334)	$(238)	$(96)	$(523)	$285
Year Ended December 31, 2014 as Compared to 2013
Other’s results were negatively impacted by a decrease in income tax benefit. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to mark-to-market activity of mitigation sales related to the Progress Energy merger.

PART II

Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger and prior year Crescent Resources LLC (Crescent) litigation reserve, partially offset by unfavorable loss experience at Bison.
Other Income and Expenses. The decrease was primarily due to a gain on the sale of Duke Energy’s 50 percent ownership in DukeNet Communications Holdings, LLC (DukeNet) in 2013, partially offset by a current year investment sale gain and higher investment income at Bison Insurance Company Limited (Bison).
Interest Expense. The variance was due primarily to lower interest on long-term debt resulting from debt maturities and new debt issued at lower rates.
Income Tax Benefit. The variance was primarily due to a state tax benefit recognized in 2013. The effective tax rate for the years ended December 31, 2014 and 2013 was 41.9 percent and 58.6 percent, respectively.
Year Ended December 31, 2013 as Compared to 2012
Other’s results were positively impacted by lower charges related to the Progress Energy merger, the sale of DukeNet, and increased current year activity from mitigation sales related to the Progress Energy merger. These impacts were partially offset by increased interest expense, lower income tax benefit and the Crescent litigation reserve in 2013. The following is a detailed discussion of the variance drivers by line item.
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
Income Tax Benefit. The variance was primarily due to a decrease in pretax loss. The effective tax rates for the years ended December 31, 2013 and 2012 were 58.6 percent and 42.5 percent, respectively.
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
In 2013, a FERC Administrative Law Judge issued an initial decision holding that Duke Energy is responsible for costs associated with Multi Value Projects (MVP), a type of Transmission Expansion Planning (MTEP) cost, approved by MISO prior to the date of Duke Energy’s withdrawal. The initial decision will be reviewed by FERC. If FERC upholds the initial decision, Duke Energy intends to file an appeal in federal court. If Duke Energy is deemed responsible for these costs, and if a portion of these costs are not eligible for recovery, there may be an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Discontinued Operations decreased $662 million for the year ended December 31, 2014, compared to the same period in the prior year, primarily due to a $929 million pretax write-down of the carrying amount of the assets to the estimated fair value of the Disposal Group, based on the transaction price included in the PSA, less estimated costs to sell and a $134 million pretax mark-to-market loss on economic hedges for the Disposal Group. Included in the variance is the $117 million impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014.
Discontinued Operations decreased $85 million for the year ended December 31, 2013 compared to the same period in the prior year, primarily due to a reduction in PJM capacity revenues related to lower average cleared capacity auction pricing for the Disposal Group.

PART II

DUKE ENERGY CAROLINAS
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2014, 2013 and 2012.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2014	2013	Variance
Operating Revenues	$7,351	$6,954	$397
Operating Expenses	5,456	5,145	311
Operating Income	1,895	1,809	86
Other Income and Expense, net	172	120	52
Interest Expense	407	359	48
Income Before Income Taxes	1,660	1,570	90
Income Tax Expense	588	594	(6)
Net Income	$1,072	$976	$96
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year	2014	2013
Residential sales	4.0%	2.3%
General service sales	2.4%	1.0%
Industrial sales	2.4%	0.4%
Wholesale and other	(4.7)%	62.1%
Total sales	2.2%	5.4%
Average number of customers	1.0%	0.7%
Year Ended December 31, 2014 as Compared to 2013
Operating Revenues. The variance was driven primarily by:

•	A $180 million increase in retail pricing and updated rate riders, which primarily reflects the impact of the 2013 North Carolina and South Carolina retail rate cases;

•
A $151 million increase in fuel revenues driven primarily by increased demand from retail customers, mainly due to favorable weather conditions. Fuel revenues represent sales to retail and wholesale customers;

•
A $99 million increase in electric sales (net of fuel revenues) to retail customers due to favorable weather conditions. Heating degree days in 2014 were 11 percent above normal compared to 5 percent above normal during the same period in 2013 and cooling degree days were 6 percent below normal as compared to 17 percent below normal in 2013;

•	A $19 million increase in wholesale power revenues, net of sharing, primarily due to new customers; and

•	An $18 million increase in weather-normal sales volumes to retail customers reflecting increased demand.
Partially offset by:

•
A $79 million decrease in gross receipts tax revenue due to the NC Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014.

Operating Expenses. The variance was driven primarily by:

•	A $151 million increase in fuel expense (including purchased power) primarily due to increased retail demand resulting from favorable weather conditions;

•
A $127 million increase in operating and maintenance expenses primarily due to a litigation reserve related to the criminal investigation of the Dan River coal ash spill (See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information), repairs and remediation expenses associated with the Dan River coal ash discharge and other ash basin related assessment costs, higher non-outage costs at generation plants, higher storm costs, higher distribution costs, higher nuclear outage expense including the impacts of nuclear levelization, and higher energy efficiency program costs, partially offset by decreased corporate costs and lower costs associated with the Progress Energy merger; and

PART II

•
An $88 million increase in depreciation and amortization primarily due to higher depreciation as a result of additional plant in service and amortization of certain regulatory assets, partially offset by lower depreciation expense due to reductions for costs of removal in accordance with the 2013 North Carolina and South Carolina rate case orders.

Partially offset by:

•
A $58 million decrease in property and other tax expenses primarily due to lower revenue related taxes driven by the elimination of North Carolina gross receipts tax effective July 1, 2014, partially offset by higher property tax expense.

Other Income and Expenses, net. The variance was primarily due to the recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Interest Expense. The variance was primarily due to no longer recording post in-service debt returns on projects now reflected in customer rates, partially offset by lower interest on bonds.
Income Tax Expense. The effective tax rate for the years ended December 31, 2014 and 2013 was 35.4 percent and 37.8 percent, respectively. The decrease in the effective tax rate is primarily due to favorable audit settlements, changes in apportionment related to state income tax and the tax benefit related to the manufacturing deduction in 2014 as the prior year deduction was limited by taxable income, partially offset by the non-deductible litigation reserve related to the criminal investigation of the Dan River coal ash spill.
Matters Impacting Future Results
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at the retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits could have an adverse impact to Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Carolinas' financial position, results of operations and cash flows. See Notes 5 and 9 to the Consolidated Financial Statements, “Commitments and Contingencies” and "Asset Retirement Obligations," respectively, for additional information.
PROGRESS ENERGY
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2014, 2013 and 2012.
Basis of Presentation
The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2014	2013	Variance
Operating Revenues	$10,166	$9,533	$633
Operating Expenses	8,159	7,918	241
Gains (Losses) on Sales of Other Assets and Other, net	11	3	8
Operating Income	2,018	1,618	400
Other Income and Expense, net	77	94	(17)
Interest Expense	675	680	(5)
Income Before Income Taxes	1,420	1,032	388
Income Tax Expense	540	373	167
Income from Continuing Operations	880	659	221
Discontinued Operations, net of tax	(6)	16	(22)
Net Income	874	675	199
Less: Net Income Attributable to Noncontrolling Interests	5	3	2
Net Income Attributable to Parent	$869	$672	$197
Year Ended December 31, 2014 as Compared to 2013
Operating Revenues. The variance was driven primarily by:

PART II

•
A $341 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from wholesale and retail customers, partially resulting from favorable weather conditions, and higher fuel rates for wholesale customers reflective of higher fuel costs for Duke Energy Progress; and to a higher fuel rate in the current year related to lower NEIL insurance reimbursements and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement for Duke Energy Florida. Fuel revenues represent sales to retail and wholesale customers;

•	A $149 million increase in retail pricing, which primarily reflects the impact of the 2013 North Carolina retail rate case in North Carolina and the 2014 base rate increase in Florida; and

•
A $114 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions. For Duke Energy Progress, heating degree days in 2014 were 11 percent above normal compared to 2 percent above normal in 2013 and cooling degree days were 2 percent below normal compared to 13 percent below normal in 2013. For Duke Energy Florida, heating degree days in 2014 were 51 percent higher and cooling degree days were 4 percent lower compared to the same period in 2013

Operating Expenses. The variance was driven primarily by:

•
A $344 million increase in fuel expenses (including purchased power). For Duke Energy Florida the increase is due to the application of the NEIL settlement proceeds in 2013 and higher sales volumes driven by increased demand and higher fuel prices in the current year. For Duke Energy Progress the increase is primarily due to increased sales volumes;

•
A $245 million increase in depreciation and amortization. For Duke Energy Florida the increase is primarily due to a reduction of the cost of removal component of amortization expense in 2013 as allowed under the 2012 Settlement, increased environmental cost recovery clause amortization related to prior year under-recovery and nuclear cost recovery clause amortization due to an increase in recoverable nuclear assets in the current year. For Duke Energy Progress the increase is primarily due to higher depreciation as a result of additional plant in service and amortization of certain regulatory assets and a prior year reversal of a portion of cost of removal reserves in accordance with the 2013 NCUC rate case order; and

•
An $88 million increase in operations, maintenance and other expense primarily due to a litigation reserve related to the criminal investigation of the management of North Carolina coal ash basins (See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information).

Partially offset by:

•	A $346 million decrease due to 2013 impairment and other charges at Duke Energy Florida primarily related to Crystal River Unit 3 and Levy; and

•
A $49 million decrease at Duke Energy Progress due to a current year $18 million reduction to a 2012 impairment charge related to the disallowance of transmission project costs, which are a portion of the Long-Term FERC Mitigation and a $22 million prior-year impairment charge resulting from the decision to suspend the application for two proposed nuclear units at the Harris nuclear station.

Other Income and Expense, net. The variance was primarily due to lower AFUDC – equity as a result of assets placed into service, partially offset by post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the 12 months ended December 31, 2014 and 2013 was 38.0 percent and 36.2 percent, respectively. The increase in the effective tax rate is primarily due to a decrease in AFUDC – equity and the non-deductible litigation reserve related to the criminal investigation of the management of North Carolina coal ash basins.
Matters Impacting Future Results
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas' retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits could have an adverse impact to Progress Energy's financial position, results of operations and cash flows. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Progress Energy's financial position, results of operations and cash flows. See Notes 5 and 9 to the Consolidated Financial Statements, “Commitments and Contingencies” and "Asset Retirement Obligations," respectively, for additional information.

PART II

DUKE ENERGY PROGRESS
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2014, 2013 and 2012.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Progress is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2014	2013	Variance
Operating Revenues	$5,176	$4,992	$184
Operating Expenses	4,244	4,061	183
Gains on Sales of Other Asset and Other, net	3	1	2
Operating Income	935	932	3
Other Income and Expense, net	51	57	(6)
Interest Expense	234	201	33
Income Before Income Taxes	752	788	(36)
Income Tax Expense	285	288	(3)
Net Income	$467	$500	$(33)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year	2014	2013
Residential sales	5.1%	4.0%
General service sales	2.1%	—%
Industrial sales	(2.9)%	1.1%
Wholesale and other	10.1%	7.6%
Total sales	4.4%	3.1%
Average number of customers	1.1%	0.9%
Year Ended December 31, 2014 as Compared to 2013
Operating Revenues. The variance was driven primarily by:

•
A $104 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from wholesale and retail customers, partially resulting from favorable weather conditions, and higher fuel rates for wholesale customers reflective of higher fuel costs. Fuel revenues represent sales to retail and wholesale customers;

•
An $82 million increase (net of fuel revenue) in electric sales to retail customers due to favorable weather conditions. Heating degree days in 2014 were 11 percent above normal compared to 2 percent above normal in 2013 and cooling degree days were 2 percent below normal compared to 13 percent below normal in 2013; and

•	An $80 million increase in retail pricing, which primarily reflects the impact of the 2013 North Carolina retail rate case.
Partially offset by:

•
A $60 million decrease in gross receipts tax revenue due to the NC Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014; and

•	A $19 million decrease in weather-normal sales volumes to retail customers reflecting decreased demand.
Operating Expenses. The variance was driven primarily by:

•	A $111 million increase in fuel expenses (including purchased power) primarily due to increased sales volumes;

•
A $113 million increase in operations and maintenance expenses primarily due to a litigation reserve related to the criminal investigation of the management of North Carolina coal ash basins (See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information), the impacts of amortization on nuclear levelization outage deferrals and higher storm costs, partially offset by prior year donations for low-income customers and job training in accordance with the 2013 NCUC rate case order and lower costs to achieve the merger with Duke Energy including severance and employee relocation expenses; and

PART II

•
A $48 million increase in depreciation and amortization expenses primarily due to higher depreciation as a result of additional plant in service and amortization of certain regulatory assets and a prior year reversal of a portion of cost of removal reserves in accordance with the 2013 NCUC rate case order.

Partially offset by:

•
A $49 million decrease in property and other tax expenses primarily due to lower revenue related taxes driven by the elimination of North Carolina gross receipts tax effective July 1, 2014, partially offset by higher property tax expense; and

•
A $40 million decrease due to a current year $18 million reduction to a 2012 impairment charge related to the disallowance of transmission project costs, which are a portion of the Long-Term FERC Mitigation and a $22 million prior-year impairment charge resulting from the decision to suspend the application for two proposed nuclear units at the Harris nuclear station.

Interest Expense. The variance was primarily due to a new debt issuance, no longer recording post in-service debt returns on projects now reflected in customer rates and lower AFUDC – debt due to projects placed in service.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the years ended December 31, 2014 and 2013 was 37.9 percent and 36.5 percent, respectively. The increase in the effective tax rate is primarily due to the non-deductible litigation reserve related to the criminal investigation of the management of North Carolina coal ash basins.
Matters Impacting Future Results
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas' retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy is a party to multiple lawsuits filed in regards to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Progress' financial position, results of operations and cash flows. See Notes 5 and 9 to the Consolidated Financial Statements, “Commitments and Contingencies” and "Asset Retirement Obligations," respectively, for additional information.
DUKE ENERGY FLORIDA
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2014, 2013 and 2012.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Florida is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2014	2013	Variance
Operating Revenues	$4,975	$4,527	$448
Operating Expenses	3,898	3,840	58
Gains on Sales of Other Asset and Other, net	1	1	—
Operating Income	1,078	688	390
Other Income and Expense, net	20	30	(10)
Interest Expense	201	180	21
Income Before Income Taxes	897	538	359
Income Tax Expense	349	213	136
Net Income	$548	$325	$223
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

Increase (decrease) over prior year	2014	2013
Residential sales	2.7%	1.4%
General service sales	0.5%	(0.5)%
Industrial sales	1.9%	1.5%
Wholesale and other	(5.9)%	(13.8)%
Total sales	1.9%	(1.2)%
Average number of customers	1.5%	1.1%

PART II

Year Ended December 31, 2014 as Compared to 2013
Operating Revenues. The variance was driven primarily by:

•
A $237 million increase in fuel and capacity revenues primarily due to a higher fuel rate in the current year related to lower NEIL insurance reimbursements and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement. Fuel revenues represent sales to retail and wholesale customers;

•	A $69 million net increase in base revenues due primarily to the 2014 base rate increase;

•	A $63 million increase in nuclear cost recovery clause and energy conservation cost recovery clause revenues due to higher recovery rates in the current year;

•
A $32 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. Heating degree days in 2014 were 51 percent higher and cooling degree days were 4 percent lower compared to the same period in 2013; and

•	A $29 million increase in wholesale power revenues primarily driven by increased capacity rates partially offset by the impact of contracts that expired in 2013.
Operating Expenses. The variance was driven primarily by:

•
A $231 million increase in fuel used in electric generation and purchased power due to the application of the NEIL settlement proceeds in 2013 and higher sales volumes driven by increased demand and higher fuel prices in the current year;

•
A $215 million increase in depreciation and amortization primarily due to a reduction of the cost of removal component of amortization expense in 2013 as allowed under the 2012 Settlement, increased environmental cost recovery clause amortization related to prior year under-recovery and nuclear cost recovery clause amortization due to an increase in recoverable nuclear assets in the current year; and

•	A $16 million increase in property and other taxes primarily driven by higher revenue-related taxes in 2014 due to the higher revenues.
Partially offset by:

•	A $346 million decrease due to 2013 impairment and other charges primarily related to Crystal River Unit 3 and Levy; and

•
A $48 million decrease in operations and maintenance costs primarily due to prior year Crystal River Unit 3 related settlement matters and lower costs associated with Progress Energy’s merger with Duke Energy. These costs were partially offset by increased expenses that are recoverable under the energy conservation and environmental cost recovery clauses.

Other Income and Expense, net. The variance is driven by lower AFUDC return on the Levy projects in the current year.
Interest Expense. The increase is due to a lower debt return in 2014 driven by the Crystal River Unit 3 regulatory asset impairment in 2013 and accelerated Crystal River Unit 3 regulatory asset cost recovery in 2014 as allowed by the 2013 Settlement.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the years ended December 31, 2014 and 2013 was 38.9 percent and 39.6 percent, respectively.

PART II

DUKE ENERGY OHIO
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2014, 2013 and 2012.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2014	2013	Variance
Operating Revenues	$1,913	$1,805	$108
Operating Expenses	1,727	1,627	100
Gains on Sales of Other Assets and Other, net	1	4	(3)
Operating Income	187	182	5
Other Income and Expense, net	10	2	8
Interest Expense	86	74	12
Income from Continuing Operations Before Income Taxes	111	110	1
Income Tax Expense from Continuing Operations	43	43	—
Income from Continuing Operations	68	67	1
(Loss) Income from Discontinued Operations, net of tax	(563)	35	(598)
Net (Loss) Income	$(495)	$102	$(597)
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

Increase (decrease) over prior year	2014	2013
Residential sales	1.3%	1.5%
General service sales	0.8%	0.8%
Industrial sales	3.3%	0.2%
Wholesale power sales	(24.9)%	20.9%
Total sales	0.7%	0.9%
Average number of customers	0.6%	0.4%
Year Ended December 31, 2014 as Compared to 2013
Operating Revenues. The variance was driven primarily by:

•	A $56 million increase in regulated fuel revenues primarily driven by higher fuel costs and increased sales volumes;

•	A $51 million increase in retail pricing and rate riders primarily due to 2013 rate increases; and

•	A $9 million increase in volumes to retail customers.
Partially offset by:

•	An $8 million decrease in electric revenues for the Beckjord station driven from lower production as units have been retired; and

•	A $7 million decrease in net mark-to-market revenue on non-qualifying power hedge contracts.
Operating Expenses. The variance was driven primarily by:

•	A $94 million impairment taken related to OVEC. See Note 11 to the Consolidated Financial Statements, “Goodwill and Intangible Assets” for additional information; and

•	A $64 million increase in regulated fuel expense driven primarily by higher fuel costs and increased volumes.
Partially offset by:

•	A $30 million decrease in operating and maintenance expenses primarily due to lower corporate governance costs;

•	A $16 million decrease in nonregulated fuel expense for the Beckjord station driven by lower cost of coal from decreased production as units have been retired; and

•	An $8 million decrease in property and other taxes driven primarily by an Ohio gas excise tax settlement in 2014.

PART II

Interest Expense. The increase was primarily due to higher regulated average debt balances in 2014 compared to 2013 and higher intercompany interest expense related to the funds loaned from Cinergy to Duke Energy Commercial Asset Management, Inc. (DECAM).
Income Tax Expense. The effective tax rate for the years ended December 31, 2014 and 2013 was 38.9 percent and 39.1 percent, respectively.
Discontinued Operations, Net of Tax. The variance was primarily due to the impairment recognized for the nonregulated Midwest generation business.
Matters Impacting Future Results
On February 17, 2014, Duke Energy Ohio announced it had initiated a process to exit its nonregulated Midwest generation business. Duke Energy Ohio expects to dispose of the nonregulated Midwest generation business in the second quarter of 2015. Duke Energy Ohio recognized a pretax impairment charge of $886 million for the year ended December 31, 2014, which represents the excess of the carrying value over the estimated fair value of the business based on the transaction price included in the PSA, less estimated costs to sell. The transaction is expected to close by the end of the second quarter of 2015 and the impairment will be updated, if necessary, based on the final sales price, after any adjustments at closing for working capital and capital expenditures.
In 2013, a FERC Administrative Law Judge issued an initial decision that Duke Energy Ohio is responsible for costs associated with certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of Duke Energy Ohio’s withdrawal. The initial decision will be reviewed by FERC. If FERC upholds the initial decision, Duke Energy Ohio intends to file an appeal in federal court. If Duke Energy Ohio is deemed responsible for these costs, and if a portion of these costs are not eligible for recovery, there may be an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
DUKE ENERGY INDIANA
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2014, 2013 and 2012.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2014	2013	Variance
Operating Revenues	$3,175	$2,926	$249
Operating Expenses	2,470	2,193	277
Operating Income (Loss)	705	733	(28)
Other Income and Expense, net	22	18	4
Interest Expense	171	170	1
Income (Loss) Before Income Taxes	556	581	(25)
Income Tax Expense (Benefit)	197	223	(26)
Net Income (Loss)	$359	$358	$1
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (decrease) over prior year	2014	2013
Residential sales	2.1%	3.2%
General service sales	—%	0.5%
Industrial sales	2.5%	(0.3)%
Wholesale power sales	(8.8)%	(1.4)%
Total sales	(0.8)%	0.4%
Average number of customers	0.6%	0.7%
Year Ended December 31, 2014 as Compared to 2013
Operating Revenues. The variance was driven primarily by:

•	A $138 million increase in fuel revenues (including emission allowances) due to an increase in fuel rates as a result of higher fuel and purchased power costs;

•	An $86 million net increase in rate riders primarily due to updates to the IGCC rider; and

•	A $17 million increase in wholesale power revenues primarily due to higher customer rates.

PART II

Operating Expenses. The variance was driven primarily by:

•	A $128 million increase in fuel costs primarily driven by higher fuel and purchased power costs;

•	A $71 million increase in depreciation and amortization primarily as a result of the Edwardsport IGCC plant being placed into service in the second quarter of 2013;

•	A $57 million increase in property and other taxes, primarily as a result of amounts recorded related to an Indiana sales tax audit; and

•	A $21 million increase in operation and maintenance primarily due to higher operation and maintenance costs, higher outage costs at generation plants, partially offset by decreased corporate costs.
Income Tax Expense. The effective tax rate for the years ended December 31, 2014 and 2013 was 35.5 percent and 38.4 percent, respectively. The decrease in the effective tax rate was primarily due to a reduction in the Indiana statutory corporate state income tax rate, a more favorable state tax credit, and a prior period adjustment.
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
In 2015, the IURC is examining intervenors' allegations that the Edwardsport IGCC was not properly placed in commercial operation in June 2013 and intervenors’ allegations regarding plant performance. In addition, the Indiana Court of Appeals remanded the IURC order in the ninth IGCC rider proceeding back to the IURC for further findings concerning approximately $61 million of financing charges Joint Intervenors claimed were caused by construction delay and a ratemaking issue concerning the in-service date determination for tax purposes. The outcome of these proceedings could have an adverse impact to Duke Energy Indiana’s financial position, results of operations and cash flows. Duke Energy cannot predict on the outcome of these proceedings. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of financial statements requires the application of accounting policies, judgments, assumptions and estimates that can significantly affect the reported results of operations and the amounts of assets and liabilities reported in the financial statements. Judgments made include the likelihood of success of particular projects, possible legal and regulatory challenges, earnings assumptions on pension and other benefit fund investments and anticipated recovery of costs.
Management discusses these policies, estimates and assumptions with senior members of management on a regular basis and provides periodic updates on management decisions to the Audit Committee of the Board of Directors. Management believes the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods.
Regulatory Accounting
A substantial majority of Regulated Utilities, Duke Energy’s regulated operations, meet the criteria for application of regulatory accounting treatment. As a result, Duke Energy records assets and liabilities that would not be recorded for nonregulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds or reduce rates to customers for previous collections or for costs that have yet to be incurred.
Management continually assesses whether recorded regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, historical regulatory treatment for similar costs in Duke Energy’s jurisdictions, litigation of rate orders, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. If future recovery of costs ceases to be probable, asset write-offs would be recognized in operating income. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, recognition of nuclear decommissioning costs and amortization of regulatory assets or may disallow recovery of all or a portion of certain assets. For further information on regulatory assets and liabilities, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
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
Regulatory accounting rules also require recognition of a loss if it becomes probable that part of the cost of a plant under construction (or a recently completed plant or an abandoned plant) will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. For example, if a cost cap is set for a plant still under construction, the amount of the disallowance is a result of a judgment as to the ultimate cost of the plant. Other disallowances can require judgments on allowed future rate recovery. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for a discussion of disallowances recorded related to the Edwardsport IGCC plant and the retired Crystal River Unit 3 Nuclear Station.
When it becomes probable that regulated generation, transmission or distribution assets will be abandoned, the cost of the asset is removed from plant in service. The value that may be retained as an asset on the balance sheet for the abandoned property is dependent upon amounts that may be recovered through regulated rates, including any return. As such, an impairment charge could be offset by the establishment of a regulatory asset if rate recovery is probable. The impairment for a disallowance of costs for regulated plants under construction, recently completed or abandoned is based on discounted cash flows.

PART II

As discussed in Note 2 to the Consolidated Financial Statements, “Acquisitions, Dispositions and Sales of Other Assets,” Duke Energy Carolinas and Duke Energy Progress recorded disallowance charges in 2012 in order to gain FERC approval of the merger between Duke Energy and Progress Energy. In addition to the disallowances, Duke Energy Carolinas and Duke Energy Progress guaranteed total fuel savings to customers in North Carolina and South Carolina of $687 million over the five years in order to gain NCUC and PSCSC approval of the merger between Duke Energy and Progress Energy. Based on current estimates of future fuel costs, Duke Energy anticipates that it will meet the guaranteed fuel savings. However, if actual fuel costs are higher than expected, Duke Energy could record a charge for the unmet guaranteed savings.
Goodwill Impairment Assessments
Duke Energy allocates goodwill to reporting units, which are determined to be an operating segment or one level below based on how the segment is managed. Duke Energy is required to test goodwill for impairment at the reporting unit level at least annually and more frequently if it is more likely than not that the fair value of a reporting unit is less than its carrying value. Duke Energy performs its annual impairment test as of August 31.
Application of the goodwill impairment test requires management judgment, including determining the fair value of the reporting unit, which management estimates using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value analyses include discount and growth rates, future rates of return expected to result from ongoing rate regulation, utility sector market performance and transactions, projected operating and capital cash flows for Duke Energy’s business and the fair value of debt.
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
One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (WACC) for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2014 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2014, for each of Duke Energy’s domestic reporting units ranged from 5.3 percent to 6.9 percent.
For Duke Energy’s international operations, a country-specific risk adder based on the average risk premium for each separate country in which International Energy operates was added to the base discount rate to reflect the differing risk profiles. This resulted in a discount rate for the August 31, 2014 goodwill impairment test for the international operations of 10.5 percent.
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
As of August 31, 2014, all of the reporting units’ estimated fair value of equity exceeded the carrying value of equity by more than 10 percent.
Long-Lived Asset Impairment Assessments, Excluding Regulated Operations
Property, plant and equipment, excluding plant held for sale, is stated at the lower of carrying value (historical cost less accumulated depreciation and previously recorded impairments) or fair value, if impaired. Duke Energy evaluates property, plant and equipment for impairment when events or changes in circumstances (such as a significant change in cash flow projections, the determination that it is more likely than not an asset or asset group will be sold) indicate the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with their carrying value.
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

PART II

For further information related to the impairment recorded in conjunction with planned sale of Duke Energy's Disposal Group to Dynegy, see Note 2 to the Consolidated Financial Statements, "Acquisition, Disposals and Sales of Other Assets,"
Accounting for Loss Contingencies
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
For further information, see Notes 4 and 5 to the Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies.”
Revenue Recognition
Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Operating revenues include unbilled electric and gas revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh) or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kWh or Mcf delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns, customer mix and the average price in effect for customer classes.
Pension and Other Post-Retirement Benefits
The calculation of pension expense, other post-retirement benefit expense and net pension and other post-retirement assets or liabilities require the use of assumptions and election of permissible accounting alternatives. Changes in assumptions can result in different expense and reported asset or liability amounts, and future actual experience can differ from the assumptions. Duke Energy believes the most critical assumptions for pension and other post-retirement benefits are the expected long-term rate of return on plan assets and the assumed discount rate. Additionally, the health care cost trend rate assumption is critical to Duke Energy’s estimate of other post-retirement benefits.
Duke Energy has historically utilized the Society of Actuaries’ (SOA) published mortality data in developing a best estimate of mortality as part of the calculation of the pension obligation (qualified and non-qualified) and other post-retirement benefit obligation. On October 27, 2014, the SOA published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale, which both reflect improved longevity. Based on an evaluation of the mortality experience of Duke Energy's pension plan participants, the updated SOA study of mortality tables and recent additional studies of mortality improvement, Duke Energy adopted an adjusted version of the SOA's new RP-2014 mortality tables with an updated generational improvement scale (BB-2D) previously published by the SOA for purposes of measuring its U.S. pension (qualified and non-qualified) and other post-retirement benefit obligations as of December 31, 2014. The change to the mortality assumption increased Duke Energy's pension obligation (qualified and non-qualified) and other post-retirement benefit obligation by $201 million and $7 million, respectively, as of December 31, 2014.
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
As of December 31, 2014, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.50 percent. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the pension liability. Hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers on investments. In 2013, Duke Energy adopted a de-risking investment strategy for its pension assets. As the funded status of the plans increase, over time the targeted allocation to return seeking assets will be reduced and the targeted allocation to fixed-income assets will be increased to better manage Duke Energy's pension liability and reduced funded status volatility. Based on the current funded status of the plans, the asset allocation for the Duke Energy pension plans has been adjusted to 65 percent fixed-income assets and 35 percent return-seeking assets and the asset allocation for the Progress Energy pension plans has been adjusted to 60 percent fixed-income assets and 40 percent return-seeking assets. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocations when considered appropriate.
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

PART II

Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 4.1 percent as of December 31, 2014. Discount rates used to measure benefit plan obligations for financial reporting purposes reflect rates at which pension benefits could be effectively settled. As of December 31, 2014, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to match the timing of projected benefit payments. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact future pension expense and liabilities. Duke Energy cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2014 pretax pension expense, pretax other post-retirement expense, pension obligation and other post-retirement benefit obligation if a 0.25 percent change in rates were to occur.

	Qualified and Non-Qualified Pension Plans		Other Post-Retirement Plans
(in millions)	0.25%	(0.25)%	0.25%	(0.25)%
Effect on 2014 pretax pension and other post-retirement expense
Expected long-term rate of return	$(19)	$19	$(1)	$1
Discount rate	(17)	16	(2)	2
Effect on pension and other post-retirement benefit obligation at December 31, 2014
Discount rate	(198)	203	(20)	21
Duke Energy’s U.S. other post-retirement plan uses a health care trend rate covering both pre- and post-age 65 retired plan participants, which is comprised of a medical care trend rate, which reflects the near- and long-term expectation of increases in medical costs, and a prescription drug trend rate, which reflects the near and long-term expectation of increases in prescription drug costs. As of December 31, 2014, the health care trend rate was 6.75 percent, trending down to 4.75 percent by 2023. The following table presents the approximate effect on Duke Energy’s 2014 pretax other post-retirement expense and other post-retirement benefit obligation if a 1 percentage point change in the health care trend rate were to occur.

	Other Post-Retirement Plans
(in millions)	1%	(1)%
Effect on 2014 other post-retirement expense	$7	$(6)
Effect on other post-retirement benefit obligation at December 31, 2014	36	(31)
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

(in millions)	2015	2016	2017
Uses:
Capital expenditures	$7,025-7,425	$8,600-9,375	$7,050-7,825
Debt maturities and reduction in short-term debt(a)	3,300	1,850	2,150
Dividend payments	2,250	2,300	2,350
Share repurchases	1,400	—	—
Sources:
Cash flows from operations(b)	$7,115	$7,525	$8,100
Debt issuances	3,100	6,000	4,000
Proceeds from the sale of the Disposal Group	2,800	—	—

(a)
Excludes capital leases and securitized receivables maturities in 2016 and 2017 expected to be renewed. Amounts represent Duke Energy's financing plan, which accelerates certain contractual maturities.

(b)	Cash flows from operations includes expenditures related to ash basin closures.
Duke Energy expects the sale of the Disposal group to Dynegy to be completed by the end of the second quarter of 2015. The sale price is $2.8 billion in cash subject to adjustments at closing for changes in working capital and capital expenditures. Upon closing of the transaction, Duke Energy intends to execute a balanced recapitalization strategy with the proceeds. The recapitalization is expected to include a combination of an accelerated share repurchase and debt reduction through avoidance of holding company debt issuances in 2015. The ultimate use of proceeds will depend on facts and circumstances at the time of the closing. For further information on the Midwest Generation Exit, refer to Note 2 to the Consolidated Financial Statements, “Acquisitions, Dispositions and Sales of Other Assets."

PART II

In December 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable that will result in the repatriation of approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. Between $1.2 billion and $1.4 billion will be remitted in 2015, with the remaining amount remitted by 2022. The proceeds of the dividend will principally be used to support Duke Energy's dividend and growth in the domestic business.
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
Duke Energy and the Subsidiary Registrants, excluding Progress Energy, may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. From time to time, Duke Energy’s current liabilities exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.
Credit Facilities and Registration Statements
Master Credit Facility Summary
At December 31, 2014, Duke Energy had a Master Credit Facility with a capacity of $6 billion. In January 2015, Duke Energy amended the Master Credit Facility to increase its capacity to $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy, each have borrowing capacity under the Master Credit Facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop the issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Commercial paper(b)	(2,021)	(1,479)	(300)	—	(29)	(38)	(175)
Outstanding letters of credit	(70)	(62)	(4)	(2)	(1)	—	(1)
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Available capacity	$3,793	$709	$661	$748	$620	$612	$443

(a)	Represents the sublimit of each borrower at December 31, 2014. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.

(b)
Duke Energy issued $475 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. The balances are included within Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.

On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy, each entered into a Memorandum of Plea Agreement (Plea Agreements) in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section and the United States Attorneys for the Eastern District of North Carolina, the Middle District of North Carolina and the Western District of North Carolina (collectively, the USDOJ). Under the terms of the Plea Agreements, Duke Energy Carolinas and Duke Energy Progress are required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet their obligations under the Plea Agreements, in addition to certain other conditions set out in the Plea Agreements. The Plea Agreements are subject to court approval. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
PremierNotes
Duke Energy has an effective registration statement (Form S-3) with the Securities and Exchange Commission (SEC) to sell up to $3 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2014 and December 31, 2013, was $968 million and $836 million, respectively. The notes are short-term debt obligations and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
Shelf Registration
In September 2013, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

PART II

CAPITAL EXPENDITURES
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

(in millions)	2015	2016	2017
New generation	$825	$2,200	$850
Environmental	275	300	450
Nuclear fuel	450	475	425
Major nuclear	300	175	150
Customer additions	500	525	550
Grid modernization and other transmission and distribution projects	1,050	1,375	1,525
Maintenance	2,550	2,775	2,300
Total Regulated Utilities	5,950	7,825	6,250
Commercial Power, International Energy and Other	1,075	775	800
Total committed expenditures	7,025	8,600	7,050
Discretionary expenditures	400	775	775
Total projected capital and investment expenditures	$7,425	$9,375	$7,825
DEBT MATURITIES
The following table shows the significant components of Current maturities of long-term debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2014
Unsecured Debt
Duke Energy (Parent)	April 2015	3.350%	$450
First Mortgage Bonds
Duke Energy Ohio	March 2015	0.375%	150
Duke Energy Progress	April 2015	5.150%	300
Duke Energy Carolinas	October 2015	5.300%	500
Duke Energy Florida	November 2015	0.650%	250
Duke Energy Florida	December 2015	5.100%	300
Duke Energy Progress	December 2015	5.250%	400
Tax-exempt Bonds
Duke Energy Progress	January 2015	0.108%	243
Other			214
Current maturities of long-term debt			$2,807
DIVIDEND PAYMENTS
In 2014, Duke Energy paid quarterly cash dividends for the 88th consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
The Board of Directors continues to target a payout ratio of 65 percent to 70 percent, based upon adjusted diluted EPS. Over the past several years, Duke Energy’s dividend has grown at approximately 2 percent annually, slower than overall adjusted earnings growth. Duke Energy has now achieved the targeted payout range and believes it has the flexibility to grow the dividend at a pace more consistent with adjusted earnings growth.

PART II

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 4 to the Consolidated Financial Statements “Regulatory Matters,” Duke Energy’s wholly owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy via dividend, advance or loan as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation which, in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2014, the amount of restricted net assets of wholly owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is less than 25 percent of Duke Energy’s net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.
CASH FLOWS FROM OPERATING ACTIVITIES
The relatively stable operating cash flows of Regulated Utilities compose a substantial portion of Duke Energy’s cash flows from operations. Regulated Utilities’ cash flows from operations are primarily driven by sales of electricity and natural gas and costs of operations. Weather conditions, working capital and commodity price fluctuations, and unanticipated expenses, including unplanned plant outages and storms can affect the timing and level of cash flows from operations.
Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately, the Master Credit Facility, to support these operations. Cash flows from operations are subject to a number of other factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A, “Risk Factors,” for additional information).
At December 31, 2014, Duke Energy had cash and cash equivalents and short-term investments of $2.0 billion, of which approximately $1.7 billion is held by entities domiciled in foreign jurisdictions. During 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable that will result in the repatriation of approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. As a result of the decision to repatriate all cumulative historic undistributed foreign earnings, during the fourth quarter of 2014, Duke Energy recorded U. S. income tax expense of approximately $373 million. Duke Energy’s intention is to indefinitely reinvest prospective undistributed earnings generated by Duke Energy's foreign subsidiaries. See Note 22 to the Consolidated Financial Statements, “Income Taxes,” for additional information.
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
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below. The 2015 projected capitalization percentages exclude purchase accounting adjustments of approximately $2.9 billion related to the merger with Progress Energy, while the 2014 and 2013 percentages include all debt-related purchase accounting amounts.

	Projected 2015	Actual 2014	Actual 2013
Equity	50%	49%	50%
Debt	50%	51%	50%
Duke Energy’s fixed charges coverage ratio, calculated using SEC guidelines, was 3.2 times for 2014, 3.0 times for 2013, and 2.4 times for 2012.
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of December 31, 2014, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART II

Credit Ratings
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2015.

	Fitch	Moody's	S&P
Duke Energy Corporation	Stable	Stable	Positive
Issuer Credit Rating	BBB+	A3	BBB+
Senior Unsecured Debt	BBB+	A3	BBB
Commercial Paper	F-2	P-2	A-2
Duke Energy Carolinas	Positive	Stable	Positive
Senior Secured Debt	A+	Aa2	A
Senior Unsecured Debt	A	A1	BBB+
Progress Energy	Stable	Stable	Positive
Senior Unsecured Debt	BBB	Baa1	BBB
Duke Energy Progress	Stable	Stable	Positive
Senior Secured Debt	A+	Aa2	A
Senior Unsecured Debt	A	A1	BBB+
Duke Energy Florida	Stable	Stable	Positive
Senior Secured Debt	A	A1	A
Senior Unsecured Debt	A-	A3	BBB+
Duke Energy Ohio	Stable	Stable	Positive
Senior Secured Debt	A	A2	A
Senior Unsecured Debt	A-	Baa1	BBB+
Duke Energy Indiana	Stable	Stable	Positive
Senior Secured Debt	A	Aa3	A
Senior Unsecured Debt	A-	A2	BBB+
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2014	2013	2012
Cash flows provided by (used in):
Operating activities	$6,586	$6,382	$5,244
Investing activities	(5,373)	(4,978)	(6,197)
Financing activities	(678)	(1,327)	267
Net increase (decrease) in cash and cash equivalents	535	77	(686)
Cash and cash equivalents at beginning of period	1,501	1,424	2,110
Cash and cash equivalents at end of period	$2,036	$1,501	$1,424
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the three most recently completed fiscal year.

	Years Ended December 31,
(in millions)	2014	2013	2012
Net income	$1,889	$2,676	$1,782
Non-cash adjustments to net income	5,366	4,876	3,769
Contributions to qualified pension plans	—	(250)	(304)
Working capital	(669)	(920)	(3)
Net cash provided by operating activities	$6,586	$6,382	$5,244
For the year ended December 31, 2014 compared to 2013, the variance was driven primarily by:

PART II

*
A $204 million increase due to prior year contributions to qualified pension plans, favorable retail pricing and rate riders and favorable weather, partially offset by current year under collection of fuel and purchased power costs and timing of cash payments for operations and maintenance expenses.

For the year ended December 31, 2013 compared to 2012, the variance was driven primarily by:

*
A $2,001 million increase in net income after non-cash adjustments, mainly due to the inclusion of Progress Energy's results for first six months of 2013 and the impact of revised rates and lower operation and maintenance expenses, partially offset by;

*
A $917 million decrease in operating cash flows from increased investments in traditional working capital, mainly due to the timing of receivables and accruals, lower incentive accruals, net of current year payments and reserve reductions and the prior year overallocation of the Carolinas' fuels costs. These decreases were partially offset by the NEIL proceeds.

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2014	2013	2012
Capital, investment and acquisition expenditures	$(5,528)	$(5,607)	$(5,958)
Available for sale securities, net	23	173	(182)
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	179	277	212
Other investing items	(47)	179	(269)
Net cash used in investing activities	$(5,373)	$(4,978)	$(6,197)
The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2014	2013	2012
Regulated Utilities	$4,744	$5,049	$4,220
Commercial Power	67	268	1,038
International Energy	555	67	551
Other	162	223	149
Total capital, investment and acquisition expenditures	$5,528	$5,607	$5,958
For the year ended December 31, 2014 compared to 2013, the variance was driven primarily by:

*	A $192 million return of collateral related to the Chilean hydro acquisition in 2013 and

*	A $150 million decrease in net proceeds from sales and maturities of available for sale securities, net of purchases.
For the year ended December 31, 2013 compared to 2012, the variance was driven primarily by:

*	A $581 million variance in restricted cash due to posting collateral on a secured debt issuance related to the Chilean hydro acquisition in 2012 and the return of a portion of this collateral in 2013,

*	A $355 million increase in proceeds from the sales of available-for-sale securities, net of purchases due to the investment of excess cash held in foreign jurisdictions and

*
A $351 million decrease in capital, investment and acquisition expenditures primarily due to lower spending on Duke Energy's renewable energy projects and ongoing infrastructure modernization program as these projects were completed, net of expenditures on Progress Energy's maintenance projects.

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2014	2013	2012
Issuance of common stock related to employee benefit plans	$25	$9	$23
Issuance of long-term debt, net	(123)	840	1,672
Notes payable and commercial paper	1,688	93	278
Dividends paid	(2,234)	(2,188)	(1,752)
Other financing items	(34)	(81)	46
Net cash (used in) provided by financing activities	$(678)	$(1,327)	$267

PART II

For the year ended December 31, 2014 compared to 2013, the variance was driven primarily by:

*
A $1,595 million increase in proceeds from net issuances of notes payable and commercial paper, primarily due to funding a larger proportion of total financing needs with short-term debt in anticipation of the receipt in 2015 of proceeds from the sale of the Midwest Generation business, the proceeds from which will partially be used for debt reduction, partially offset by;

*	A $963 million decrease in net issuances of long-term debt, primarily due to funding a larger proportion of total financing needs with short-term debt in 2014 than in 2013.
For the year ended December 31, 2013 compared to 2012, the variance was driven primarily by:

*	An $832 million decrease in net issuances of long-term debt, primarily due to the timing of issuances and redemptions between years, resulting from the completion of major construction projects,

*
A $436 million increase in quarterly dividends primarily due to an increase in common shares outstanding, resulting from the merger with Progress Energy and an increase in dividends per share from $0.765 to $0.78 in the third quarter of 2013. The total annual dividend per share was $3.09 in 2013 compared to $3.03 in 2012 and

*	A $185 million decrease in proceeds from net issuances of notes payable and commercial paper, primarily due to changes in short-term working capital needs.
Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Year Ended December 31, 2014
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy Florida	Duke Energy
Unsecured Debt
April 2014(a)	April 2024	3.750%	$600	$—	$—	$600
April 2014(a)(b)	April 2017	0.613%	400	—	—	400
June 2014(c)	May 2019	11.970%	—	—	—	108
June 2014(c)	May 2021	13.680%	—	—	—	110
Secured Debt
March 2014(d)	March 2017	0.863%	—	—	225	225
July 2014(e)	July 2036	5.340%	—	—	—	129
First Mortgage Bonds
March 2014(f)	March 2044	4.375%	—	400	—	400
March 2014(f)(g)	March 2017	0.435%	—	250	—	250
November 2014(h)	December 2044	4.150%	—	500	—	500
November 2014(g)(h)	November 2017	0.432%	—	200	—	200
Total issuances			$1,000	$1,350	$225	$2,922

(a)
Proceeds were used to redeem $402 million of tax-exempt bonds at Duke Energy Ohio, the repayment of outstanding commercial paper and for general corporate purposes. See Note 13 to the Consolidated Financial Statements, "Related Party Transactions" for additional information related to the redemption of Duke Energy Ohio's tax-exempt bonds.

(b)	The debt is floating rate based on three-month London Interbank Offered Rate (LIBOR) plus a fixed credit spread of 38 basis points.

(c)	Proceeds were used to repay $196 million of debt for International Energy and for general corporate purposes.

(d)
Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Florida. Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes. See Note 17 to the Consolidated Financial Statements, "Variable Interest Entities" for further details.

(e)	Proceeds were used to fund a portion of Duke Energy's prior investment in the existing Wind Star renewables portfolio.

(f)	Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

(g)	The debt is floating rate based on three-month LIBOR plus a fixed credit spread of 20 basis points.

(h)	Proceeds will be used to repay to redeem $450 million of tax-exempt bonds, repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

PART II

			Year Ended December 31, 2013
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy Ohio	Duke Energy Indiana	Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$—	$—	$—	$500
June 2013(b)	June 2018	2.100%	500	—	—	—	500
August 2013(c)(d)	August 2023	11.000%	―	—	—	—	220
October 2013(e)	October 2023	3.950%	400	—	—	—	400
Secured Debt
February 2013(f)(g)	December 2030	2.043%	—	—	—	—	203
February 2013(f)	June 2037	4.740%	—	—	—	—	220
April 2013(h)	April 2026	5.456%	—	—	—	—	230
December 2013(i)	December 2016	0.852%	—	300	—	—	300
First Mortgage Bonds
March 2013(j)	March 2043	4.100%	—	500	—	—	500
July 2013(k)	July 2043	4.900%	—	—	—	350	350
July 2013(k)(l)	July 2016	0.619%	—	—	—	150	150
September 2013(m)	September 2023	3.800%	—	—	300	—	300
September 2013(m)(n)	March 2015	0.400%	—	—	150	—	150
Total issuances			$1,400	$800	$450	$500	$4,023

(a)
Callable after January 2018 at par. Proceeds were used to redeem the $300 million 7.10 percent Cumulative Quarterly Income Preferred Securities (QUIPS) and to repay a portion of outstanding commercial paper and for general corporate purposes.

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

(i)
Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Progress; the proceeds were used to repay short-term debt. See Note 17 to the Consolidated Financial Statements, "Variable Interest Entities" for further details.

(j)	Proceeds were used to repay notes payable to affiliated companies as well as for general corporate purposes.

(k)	Proceeds were used to repay $400 million of current maturities.

(l)	The debt is floating rate based on 3-month LIBOR and a fixed credit spread of 35 basis points.

(m)
Proceeds were used for general corporate purposes including the repayment of short-term notes payable, a portion of which was incurred to fund the retirement of $250 million of first mortgage bonds that matured in the first half of 2013.

(n)	The debt is floating rate based on 3-month LIBOR plus a fixed credit spread of 14 basis points.
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

PART II

Other than the guarantee arrangements discussed above and normal operating lease arrangements, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information on these commitments, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations as of December 31, 2014.

	Payments Due By Period
(in millions)	Total	Less than 1 year (2015)	2-3 years (2016 & 2017)	4-5 years (2018 & 2019)	More than 5 years (2020 & beyond)
Long-Term debt(a)	$36,617	$2,691	$5,204	$5,761	$22,961
Interest payments on long-term debt(b)	24,064	1,603	2,926	2,614	16,921
Capital leases(c)	2,733	178	378	406	1,771
Operating leases(c)	1,818	205	370	305	938
Purchase obligations:(d)
Fuel and purchased power(e)	21,128	4,778	5,838	3,171	7,341
Other purchase obligations(f)	7,418	4,074	1,269	519	1,556
Nuclear decommissioning trust annual funding(g)	345	33	67	29	216
Total contractual cash obligations(h)(i)	$94,123	$13,562	$16,052	$12,805	$51,704

(a)	See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.”

(b)	Interest payments on variable rate debt instruments were calculated using December 31, 2014 interest rates and holding them constant for the life of the instruments.

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

(e)
Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as normal purchase/normal sale (NPNS). For contracts where the price paid is based on an index, the amount is based on market prices at December 31, 2014, or the best projections of the index. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting arrangements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.

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

(h)
Uncertain tax positions of $213 million are not reflected in this table as Duke Energy cannot predict when open income tax years will close with completed examinations. See Note 22 to the Consolidated Financial Statements, "Income Taxes."

(i)
The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing and amount of cash payments that will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 21 to the Consolidated Financial Statements, "Employee Benefit Plans"), asset retirement obligations, including ash management expenditures (see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations") and regulatory liabilities (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and Investment Tax Credits recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year.

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

PART II

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
Generation Portfolio Risks
Duke Energy is primarily exposed to market price fluctuations of wholesale power, natural gas, and coal prices in the Regulated Utilities segment. The Duke Energy Registrants optimize the value of their wholesale and nonregulated generation portfolios. The portfolios include generation assets, fuel, and emission allowances. Modeled forecasts of future generation output and fuel requirements are based on forward power and fuel markets. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units.
For the Regulated Utilities segment, the generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations. However, the impact on the Consolidated Statements of Operations is partially offset by mechanisms in these regulated jurisdictions that result in the sharing of net profits from these activities with retail customers.
International Energy and Commercial Power generally hedge their expected generation using long-term bilateral power sales contracts when favorable market conditions exist and are subject to wholesale commodity price risks for electricity not sold under such contracts. International Energy dispatches electricity not sold under long-term bilateral contracts into unregulated markets and receives wholesale energy margins and capacity revenues from national system operators. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2015 are also exposed to changes in fair value due to market price fluctuations of wholesale power, fuel oil and coal.
See “Sensitivity Analysis for Generation Portfolio and Derivative Price Risks” below, for more information regarding the effect of changes in commodity prices on Duke Energy’s net income.

PART II

SENSITIVITY ANALYSIS FOR GENERATION PORTFOLIO AND DERIVATIVE PRICE RISKS
The table below summarizes the estimated effect of commodity price changes on Duke Energy’s pretax net income, based on a sensitivity analysis performed for the nonregulated generation portfolio. Forecasted exposure to commodity price risk for the Regulated Utilities segment is not anticipated to have a material adverse effect on Duke Energy’s results of operations in 2015. The following commodity price sensitivity calculations consider existing hedge positions and estimated production levels, as indicated in the table below, but do not consider other potential effects that might result from such changes in commodity prices.
Summary of Sensitivity Analysis for Generation Portfolio and Derivative Price Risks (in millions)

	Generation Portfolio Risks for 2015 As of December 31,(a)		Sensitivities for Derivatives Beyond 2015 As of December 31,(b)
Potential effect on pretax net income assuming a 10 percent price change in	2014	2013	2014	2013
Forward wholesale power prices (based on price per MWh)	$4	$1	$—	$—
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

(b)
Amounts represent sensitivities related to derivative contracts executed to manage generation portfolio risks for periods beyond 2014. Amounts exclude the potential impact of commodity price changes on forecasted economic generation and fuel needed to achieve such forecasted generation.

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
At December 31, 2014, Duke Energy had $250 million notional amount of fixed-to-floating swaps outstanding and no pre-issuance hedges outstanding. In the first quarter of 2015, Duke Energy entered into an additional $250 million notional amount of fixed-to-floating swaps. Duke Energy had $6.9 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2014. The impact of a 100 basis point change in interest rates on pretax income is approximately $72 million at December 31, 2014.
This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2014.
Credit Risk
Credit risk represents the loss that the Duke Energy Registrants would incur if a counterparty fails to perform under its contractual obligations. To reduce credit exposure, the Duke Energy Registrants seek to enter into netting agreements with counterparties that permit them to offset receivables and payables with such counterparties. The Duke Energy Registrants attempt to further reduce credit risk with certain counterparties by entering into agreements that enable obtaining collateral or terminating or resetting the terms of transactions after specified time periods or upon the occurrence of credit-related events. The Duke Energy Registrants may, at times, use credit derivatives or other structures and techniques to provide for third-party credit enhancement of their counterparties’ obligations. The Duke Energy Registrants also obtain cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on a financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction. See Note 14 to the Consolidated Financial Statements, “Derivatives and Hedging,” for additional information regarding credit risk related to derivative instruments.
The Duke Energy Registrants’ industry has historically operated under negotiated credit lines for physical delivery contracts. The Duke Energy Registrants frequently use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents a negotiated unsecured credit limit for each party to the agreement, determined in accordance with the Duke Energy Registrants’ internal corporate credit practices and standards. Collateral agreements generally also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.
The Duke Energy Registrants’ principal customers for its electric and gas businesses are commodity clearinghouses, regional transmission organizations, industrial, commercial and residential end-users, marketers, distribution companies, municipalities, electric cooperatives and utilities located throughout the U.S. and Latin America. The Duke Energy Registrants have concentrations of receivables from such entities throughout these regions. These concentrations of customers may affect the Duke Energy Registrants’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Duke Energy Registrants analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis.

PART II

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to its asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $864 million in excess of the self-insured retention. Insurance recoveries of $616 million and $649 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2014 and 2013, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The Duke Energy Registrants also have credit risk exposure through issuance of performance guarantees, letters of credit and surety bonds on behalf of less than wholly owned entities and third parties. Where the Duke Energy Registrants have issued these guarantees, it is possible that they could be required to perform under these guarantee obligations in the event the obligor under the guarantee fails to perform. Where the Duke Energy Registrants have issued guarantees related to assets or operations that have been disposed of via sale, they attempt to secure indemnification from the buyer against all future performance obligations under the guarantees. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further information on guarantees issued by the Duke Energy Registrants.
The Duke Energy Registrants are also subject to credit risk of their vendors and suppliers in the form of performance risk on contracts including, but not limited to, outsourcing arrangements, major construction projects and commodity purchases. The Duke Energy Registrants’ credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.
Credit risk associated with the Duke Energy Registrants’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. The Duke Energy Registrants mitigate this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, subject to the rules and regulations in effect in each retail jurisdiction, at which time the deposit is typically refunded. Charge-offs for retail customers have historically been insignificant to the operations of the Duke Energy Registrants and are typically recovered through the retail rates. Management continually monitors customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through CRC, a Duke Energy consolidated variable interest entity. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 17 to the Consolidated Financial Statements, “Variable Interest Entities.”
Based on the Duke Energy Registrants’ policies for managing credit risk, their exposures and their credit and other reserves, the Duke Energy Registrants do not currently anticipate a materially adverse effect on their consolidated financial position or results of operations as a result of non-performance by any counterparty.
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
Nuclear Decommissioning Trust Funds
As required by the Nuclear Regulatory Commission (NRC), NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2014, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments in equity securities are exposed to price fluctuations in equity markets. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. Accounting for nuclear decommissioning recognizes that costs are recovered through retail rates; therefore, fluctuations in equity prices do not affect their Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an Order by the NCUC, PSCSC and FPSC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through retail rates. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations” for additional information regarding nuclear decommissioning costs. See Note 15 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities” for additional information regarding NDTF assets.

PART II

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
Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real. The table below summarizes the potential effect of foreign currency devaluations on Duke Energy’s Consolidated Statement of Operations and Consolidated Balance Sheets, based on a sensitivity analysis performed as of December 31, 2014 and December 31, 2013.
Summary of Sensitivity Analysis for Foreign Currency Risks

	Assuming 10 percent devaluation in the currency exchange rates in all exposure currencies
	As of December 31,
(in millions)	2014	2013
Income Statement impact(a)	$(20)	$(20)
Balance Sheet impact(b)	(98)	(140)
(a)    Amounts represent the potential annual net pretax loss on the translation of local currency earnings to the U.S. dollar in
2014 and 2013, respectively.

(b)	Amounts represent the potential impact to the currency translation through Accumulated Other Comprehensive Income (AOCI) on the Consolidated Balance Sheets.
OTHER MATTERS
Ratios of Earnings to Fixed Charges
The Duke Energy Registrants’ ratios of earnings to fixed charges, as calculated using SEC guidelines, are included in the table below.

	Years Ended December 31,
	2014	2013	2012
Duke Energy(a)	3.2	3.0	2.4
Duke Energy Carolinas	4.6	4.4	3.8
Progress Energy	2.7	2.2	1.6
Duke Energy Progress	3.5	3.7	2.3
Duke Energy Florida	4.1	2.9	2.3
Duke Energy Ohio	2.1	2.2	1.7
Duke Energy Indiana	4.1	4.1	0.3

(a)	Includes the results of Progress Energy beginning on July 2, 2012.
Midwest Generation Exit
Merchant power plants have, in the recent past, delivered volatile returns in the competitive energy markets in the Midwest. In Ohio, the Public Utilities Commission of Ohio (PUCO) had granted revenue support from regulated retail markets to help stabilize returns during the transition to competitive markets. However, in early 2014, a request for continued revenue support was denied by the PUCO. This decision made it clear the energy markets in Ohio were to be fully unregulated. Although the undiscounted cash flows recover the carrying value of the Midwest Generation assets, the recovery period is over a long period of time, with risks inherent in operating these assets in competitive energy markets and in an ever changing landscape of environmental regulations related to fossil fuel based generation sources. Management concluded in early 2014 that the projected risk and earnings profile of these assets was no longer consistent with Duke Energy’s strategy and initiated a plan to sell these assets and realize the fair value over a shorter period while reducing the risk and volatility associated with these assets.
On August 21, 2014, Duke Energy Commercial Enterprises, Inc., an indirect wholly owned subsidiary of Duke Energy Corporation, and Duke Energy SAM, LLC, a wholly owned subsidiary of Duke Energy Ohio, entered into a PSA with a subsidiary of Dynegy whereby Dynegy will acquire Duke Energy’s Disposal Group for approximately $2.8 billion in cash subject to adjustments at closing for changes in working capital and capital expenditures. The completion of the transaction is conditioned on approval by FERC and the release of certain credit support obligations. The transaction is expected to close by the end of the second quarter of 2015. For additional information on the Midwest generation business disposition see Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets."

PART II

North Carolina Ash Basins
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the incident. For additional information see Note 5 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies."
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
The following sections outline various proposed and recently enacted regulations that may impact the Duke Energy Registrants. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation for potential coal-fired power plant retirements as a result of these proposed and final regulations. The actual compliance costs may be materially different from these estimates based on the timing and requirements of the final EPA regulations. Refer to Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
Coal Ash Management Act of 2014
On September 20, 2014, the Coal Ash Act became law. The Coal Ash Act (i) establishes a Coal Ash Management Commission (Coal Ash Commission) to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities, effective October 1, 2014; (iii) requires closure of ash impoundments at Duke Energy Progress' Asheville and Sutton stations and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019; (iv) requires dry disposal of fly ash at active plants not retired by December 31, 2018; (v) requires dry disposal of bottom ash at active plants by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be categorized as high-risk, intermediate-risk, or low-risk no later than December 31, 2015 by The North Carolina Department of Environment and Natural Resources (DENR) with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments and (viii) enhances the level of regulation for structural fills utilizing coal ash. The Coal Ash Act includes a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Provisions of the Coal Ash Act prohibit cost recovery for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act included a moratorium for any NCUC ordered rate changes to effectuate the legislation, which ended January 15, 2015. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of CCR surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. In November 2014, Duke Energy submitted to DENR site specific coal ash excavation plans for the four high priority stations required to be closed no later than August 1, 2019. These plans and all associated permits must be approved by DENR before any excavation work can begin.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC.
For further information, refer to Note 5 of the Condensed Consolidated Financial Statements, “Commitments and Contingencies.”
Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule, previously referred to as the Utility MACT Rule, was issued on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants have requested and received a number of compliance extensions. Strategies to achieve compliance with the final rule will include installation of new air emission control equipment, development of monitoring processes, fuel switching, and acceleration of retirement for some coal-fired electric-generation units. For additional information, refer to Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," regarding potential plant retirements.
In April 2014, several petitions for review of the final rule were denied by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On November 25, 2014, the Supreme Court granted a petition for review based on the issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants from coal-fired and oil-fired steam electric generating units. Oral arguments are scheduled for March 25, 2015. The Duke Energy Registrants cannot predict the outcome of the Supreme Court review of the D.C. Circuit Court decision and are planning for the rule to be implemented as promulgated given the imminent compliance deadline.
Clean Water Act 316(b)
The EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 27 of the electric generating facilities the Duke Energy Registrants own and operate depending on unit retirement dates, excluding stations included in the Disposal Group. The rule allows several options for demonstrating compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2022 timeframe. Petitions challenging the rule have been filed by several groups. It is unknown at this time when the courts will rule on the petitions.

PART II

Steam Electric Effluent Limitation Guidelines
On June 7, 2013, the EPA proposed Steam Electric Effluent Limitations Guidelines. The EPA is under a revised court order to finalize the rule by September 30, 2015. The EPA has proposed eight options for the rule, which vary in stringency and cost. The proposed regulation applies to seven waste streams, including wastewater from air pollution control equipment and ash transport water. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. Requirements to comply with the final rule may begin as early as late 2018 for some facilities.
Estimated Cost and Impacts of Rulemakings
The ultimate compliance requirements for currently proposed environmental regulations will not be known until all the rules have been finalized. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses, in addition to costs for replacement generation for potential coal-fired power plant retirements as a result of these regulations. The actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final regulations. The Duke Energy Registrants intend to seek rate recovery of appropriate amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
The following table provides estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants, including conversion of plants to dry disposal of bottom ash and fly ash, to comply with the above regulations over the five years ended December 31, 2019. The table excludes amounts related to the Disposal Group and ash basin closure costs recorded as asset retirement obligations, for additional information refer to Note 9 of the Condensed Consolidated Financial Statements, "Asset Retirement Obligations." The table also does not include estimated ash basin closure costs to comply with the recently issued EPA regulations for the disposal of CCR from power plants.

(in millions)	Estimated 5 Year Cost
Duke Energy	$1,850
Duke Energy Carolinas	675
Progress Energy	525
Duke Energy Progress	475
Duke Energy Florida	50
Duke Energy Ohio	75
Duke Energy Indiana	575
Coal Combustion Residuals
On December 19, 2014, the EPA signed the first federal regulation for the disposal of CCR from power plants. The federal regulation classifies CCR as nonhazardous waste under the Resource Conservation and Recovery Act. The regulation applies to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles. The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Duke Energy records an asset retirement obligation when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Once the rule is effective in 2015, additional asset retirement obligation amounts will be recorded at all Duke registrants. Cost recovery for future expenditures will be pursued through the normal ratemaking process with state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. At this time, Duke Energy is evaluating the CCR regulation and developing cost estimates that will largely be dependent upon compliance alternatives selected to meet requirements of the regulations. For more information, see Note 5 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies."
Cross-State Air Pollution Rule
On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual sulfur dioxide (SO2) budgets and annual and seasonal nitrogen oxide (NOx) budgets that were to take effect on January 1, 2012.
On August 21, 2012, the D.C. Circuit Court vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR), which required additional reductions in SO2 and NOx emissions beginning in 2015. On April 29, 2014, the U.S. Supreme Court (Supreme Court) reversed the D.C. Circuit Court’s decision, finding that with CSAPR the EPA reasonably interpreted the good neighbor provision of the CAA. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the Supreme Court’s opinion. On October 23, 2014, the D.C. Circuit Court lifted the CSAPR stay, which allowed Phase 1 of the rule to take effect on January 1, 2015, terminating the CAIR. Where the CSAPR requirements are constraining, actions to meet the requirements could include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR will not result in Duke Energy Registrants adding new emission controls.
Additional challenges to the CSAPR filed in 2012, not addressed by the D.C. Circuit Court decision to vacate the CSAPR, are still ongoing. Oral arguments were held February 25, 2015. The Duke Energy Registrants cannot predict the outcome of these proceedings or how the requirements of the CSAPR may be impacted going forward.
Carbon Dioxide New Source Performance Standards
On January 8, 2014, the EPA proposed a rule to establish carbon dioxide (CO2) emissions standards for new pulverized coal, IGCC, natural gas combined cycle, and simple cycle electric generating units commencing construction on or after that date. Based on the proposal, future coal and IGCC units will be required to employ carbon capture and storage technology to meet the proposed standard.

PART II

In January 2015, the EPA announced that it would finalize the rule for new power plants in the summer of 2015. The Duke Energy Registrants do not expect a material impact on their future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal.
CO2 Existing Source Performance Standards and Standards for Reconstructed and Modified Units
On June 18, 2014, the EPA’s proposed Clean Power Plan (CPP) for regulating CO2 emissions from existing fossil fuel-fired electric generating units (EGUs) was published in the Federal Register. On the same date the EPA proposed carbon pollution standards for reconstructed and modified EGUs. The comment period ended October 16, 2014 for the reconstructed and modified proposal and December 1, 2014 for the CPP. Duke Energy submitted comments on both proposals. In January 2015 the EPA announced that it would finalize both proposals in the summer of 2015.
Once the CPP is finalized, states will be required to develop plans to implement its requirements. The CPP will not directly impose any regulatory requirements on Duke Energy Registrants. State implementation plans will include the regulatory requirements that will apply to Duke Energy Registrants. Based on the EPA’s June 18, 2014 proposal, states will have from one to three years after the CPP is finalized to submit a plan for EPA’s review. In January 2015 the EPA announced that it would also propose a federal implementation plan for public comment in the summer of 2015. A federal plan would be EPA’s plan for meeting the requirements of the CPP and could take the place of a state plan if a state either fails to submit a plan or submits a plan that is not approved by the EPA.
The EPA has proposed to phase CO2 emission reductions in over the period 2020 to 2030. The final requirements of the CPP, however, including the implementation schedule are uncertain and could be significantly different from the proposal. In addition, it will be several years before the requirements of the subsequent state plans are known. Also unknown at this time are the requirements of any federal plan that might be imposed on states in which the Duke Energy Registrants operate should a state fail to submit a plan or have their plan disapproved by the EPA. The Duke Energy Registrants are therefore unable to predict the outcome of this rulemaking, or how it might impact them, but the impact could be significant.
Global Climate Change
The Duke Energy Registrants’ greenhouse gas (GHG) emissions consist primarily of CO2 with most coming from their fleet of coal-fired power plants in the U.S. In 2014, the Duke Energy Registrants’ U.S. power plants emitted approximately 135 million tons of CO2. CO2 emissions from Duke Energy’s international operations were approximately 2 million tons. The Duke Energy Registrants’ future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and the Duke Energy Registrants’ decisions regarding generation technologies deployed to meet customer electricity needs.
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
The Duke Energy Registrants recognize certain groups associate severe weather events with climate change, and forecast the possibility these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes of extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any potential changes might take place, and the inability to predict these with any degree of accuracy, make estimating any potential future financial risk to the Duke Energy Registrants’ impossible. Currently, the Duke Energy Registrants plan and prepare for extreme weather events they experience from time to time, such as ice storms, tornadoes, hurricanes, severe thunderstorms, high winds and droughts.
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

PART II

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
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2015

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2014	2013	2012
Operating Revenues
Regulated electric	$21,550	$20,329	$15,515
Nonregulated electric, natural gas, and other	1,802	1,916	1,928
Regulated natural gas	573	511	469
Total operating revenues	23,925	22,756	17,912
Operating Expenses
Fuel used in electric generation and purchased power - regulated	7,686	7,108	5,582
Fuel used in electric generation and purchased power - nonregulated	533	540	651
Cost of natural gas and other	248	224	215
Operation, maintenance and other	5,856	5,673	4,787
Depreciation and amortization	3,066	2,668	2,145
Property and other taxes	1,213	1,274	965
Impairment charges	81	399	666
Total operating expenses	18,683	17,886	15,011
Gains (Losses) on Sales of Other Assets and Other, net	16	(16)	10
Operating Income	5,258	4,854	2,911
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	130	122	148
Gains on sales of unconsolidated affiliates	17	100	22
Other income and expenses, net	351	262	397
Total other income and expenses	498	484	567
Interest Expense	1,622	1,543	1,244
Income From Continuing Operations Before Income Taxes	4,134	3,795	2,234
Income Tax Expense from Continuing Operations	1,669	1,205	623
Income From Continuing Operations	2,465	2,590	1,611
(Loss) Income From Discontinued Operations, net of tax	(576)	86	171
Net Income	1,889	2,676	1,782
Less: Net Income Attributable to Noncontrolling Interests	6	11	14
Net Income Attributable to Duke Energy Corporation	$1,883	$2,665	$1,768

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$3.46	$3.64	$2.77
Diluted	$3.46	$3.63	$2.77
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$(0.80)	$0.13	$0.30
Diluted	$(0.80)	$0.13	$0.30
Net Income attributable to Duke Energy Corporation common shareholders
Basic	$2.66	$3.77	$3.07
Diluted	$2.66	$3.76	$3.07
Weighted-average shares outstanding
Basic	707	706	574
Diluted	707	706	575
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2014	2013	2012
Net Income	$1,889	$2,676	$1,782
Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	(124)	(197)	(75)
Pension and OPEB adjustments(a)	4	38	19
Net unrealized (losses) gains on cash flow hedges(b)	(26)	59	(28)
Reclassification into earnings from cash flow hedges	7	1	(1)
Unrealized gains (losses) on investments in available-for-sale securities	3	(4)	14
Reclassification into earnings from available-for-sale securities	—	4	(5)
Other Comprehensive Loss, net of tax	(136)	(99)	(76)
Comprehensive Income	1,753	2,577	1,706
Less: Comprehensive Income Attributable to Noncontrolling Interests	14	5	10
Comprehensive Income Attributable to Duke Energy Corporation	$1,739	$2,572	$1,696

(a)	Net of insignificant tax expense in 2014, $17 million tax expense in 2013 and $9 million tax expense in 2012. See Note 21 for additional information.

(b)	Net of $13 million tax benefit in 2014, $20 million tax expense in 2013 and $6 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$2,036	$1,501
Short-term investments	—	44
Receivables (net of allowance for doubtful accounts of $17 at December 31, 2014 and $30 at December 31, 2013)	791	1,286
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $51 at December 31, 2014 and $43 at December 31, 2013)	1,973	1,719
Inventory	3,459	3,250
Assets held for sale	364	—
Regulatory assets	1,115	895
Other	1,837	1,821
Total current assets	11,575	10,516
Investments and Other Assets
Investments in equity method unconsolidated affiliates	358	390
Nuclear decommissioning trust funds	5,546	5,132
Goodwill	16,321	16,340
Assets held for sale	2,642	107
Other	3,008	3,432
Total investments and other assets	27,875	25,401
Property, Plant and Equipment
Cost	104,861	103,115
Accumulated depreciation and amortization	(34,824)	(33,625)
Generation facilities to be retired, net	9	—
Net property, plant and equipment	70,046	69,490
Regulatory Assets and Deferred Debits
Regulatory assets	11,042	9,191
Other	171	181
Total regulatory assets and deferred debits	11,213	9,372
Total Assets	$120,709	$114,779
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,271	$2,391
Notes payable and commercial paper	2,514	839
Taxes accrued	569	551
Interest accrued	418	440
Current maturities of long-term debt	2,807	2,104
Liabilities associated with assets held for sale	262	7
Regulatory liabilities	204	316
Other	2,188	1,996
Total current liabilities	11,233	8,644
Long-Term Debt	37,213	38,152
Deferred Credits and Other Liabilities
Deferred income taxes	13,423	12,097
Investment tax credits	427	442
Accrued pension and other post-retirement benefit costs	1,145	1,322
Liabilities associated with assets held for sale	35	66
Asset retirement obligations	8,466	4,950
Regulatory liabilities	6,193	5,949
Other	1,675	1,749
Total deferred credits and other liabilities	31,364	26,575
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 707 million and 706 million shares outstanding at December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	39,405	39,365
Retained earnings	2,012	2,363
Accumulated other comprehensive loss	(543)	(399)
Total Duke Energy Corporation shareholders' equity	40,875	41,330
Noncontrolling interests	24	78
Total equity	40,899	41,408
Total Liabilities and Equity	$120,709	$114,779
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,889	$2,676	$1,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,507	3,229	2,652
Equity component of AFUDC	(135)	(157)	(300)
Severance expense	—	—	92
FERC mitigation costs	(15)	—	117
Community support and charitable contributions expense	—	34	92
Gains on sales of other assets	(33)	(79)	(44)
Impairment charges	915	400	586
Deferred income taxes	1,149	1,264	584
Equity in earnings of unconsolidated affiliates	(130)	(122)	(148)
Voluntary opportunity cost deferral	—	—	(101)
Accrued pension and other post-retirement benefit costs	108	307	239
Contributions to qualified pension plans	—	(250)	(304)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	44	1	60
Receivables	58	(281)	39
Inventory	(269)	(31)	(258)
Other current assets	(414)	(35)	140
Increase (decrease) in
Accounts payable	(30)	73	131
Taxes accrued	(14)	77	(142)
Other current liabilities	(201)	24	295
Other assets	16	(384)	(129)
Other liabilities	141	(364)	(139)
Net cash provided by operating activities	6,586	6,382	5,244
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,384)	(5,526)	(5,501)
Investment expenditures	(90)	(81)	(6)
Acquisitions	(54)	—	(451)
Cash acquired from the merger with Progress Energy	—	—	71
Purchases of available-for-sale securities	(4,110)	(6,142)	(4,719)
Proceeds from sales and maturities of available-for-sale securities	4,133	6,315	4,537
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	179	277	212
Change in restricted cash	9	167	(414)
Other	(56)	12	74
Net cash used in investing activities	(5,373)	(4,978)	(6,197)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,914	3,601	4,170
Issuance of common stock related to employee benefit plans	25	9	23
Payments for the:
Redemption of long-term debt	(3,037)	(2,761)	(2,498)
Redemption of preferred stock of a subsidiary	—	(96)	—
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	1,066	—	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(564)	—	—
Notes payable and commercial paper	1,186	93	278
Distributions to noncontrolling interests	(65)	(15)	(25)
Contributions from noncontrolling interests	—	9	76
Dividends paid	(2,234)	(2,188)	(1,752)
Other	31	21	(5)
Net cash (used in) provided by financing activities	(678)	(1,327)	267
Net increase (decrease) in cash and cash equivalents	535	77	(686)
Cash and cash equivalents at beginning of period	1,501	1,424	2,110
Cash and cash equivalents at end of period	$2,036	$1,501	$1,424
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$1,659	$1,665	$1,032
Cash paid for (received from) income taxes	158	(202)	72
Merger with Progress Energy
Fair value of assets acquired	—	—	48,944
Fair value of liabilities assumed	—	—	30,873
Issuance of common stock	—	—	18,071
Significant non-cash transactions:
Accrued capital expenditures	664	594	684
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Loss
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Losses on Cash Flow Hedges	Unrealized (Losses) Gains on Available-for-Sale Securities	Pension and OPEB Related Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	445	1	21,132	1,873	(45)	(71)	(9)	(109)	22,772	93	22,865
Net income(a)	—	—	—	1,768	—	—	—	—	1,768	12	1,780
Other comprehensive (loss) income	—	—	—	—	(71)	(29)	9	19	(72)	(4)	(76)
Common stock issued in connection with the Progress Energy Merger	258	—	18,071	—	—	—	—	—	18,071	—	18,071
Common stock issuances, including dividend reinvestment and employee benefits	1	—	76	—	—	—	—	—	76	—	76
Common stock dividends	—	—	—	(1,752)	—	—	—	—	(1,752)	—	(1,752)
Contribution from noncontrolling interest in DS Cornerstone, LLC	—	—	—	—	—	—	—	—	—	76	76
Deconsolidation of DS Cornerstone, LLC	—	—	—	—	—	—	—	—	—	(82)	(82)
Changes in noncontrolling interest in subsidiaries(b)	—	—	—	—	—	—	—	—	—	(17)	(17)
Balance at December 31, 2012	704	1	39,279	1,889	(116)	(100)	—	(90)	40,863	78	40,941
Net income	—	—	—	2,665	—	—	—	—	2,665	11	2,676
Other comprehensive (loss) income	—	—	—	—	(191)	60	—	38	(93)	(6)	(99)
Common stock issuances, including dividend reinvestment and employee benefits	2	—	86	—	—	—	—	—	86	—	86
Common stock dividends	—	—	—	(2,188)	—	—	—	—	(2,188)	—	(2,188)
Premium on the redemption of preferred stock of subsidiaries	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	9	9
Changes in noncontrolling interest in subsidiaries(b)	—	—	—	—	—	—	—	—	—	(14)	(14)
Balance at December 31, 2013	706	1	39,365	2,363	(307)	(40)	—	(52)	41,330	78	41,408
Net income	—	—	—	1,883	—	—	—	—	1,883	6	1,889
Other comprehensive (loss) income	—	—	—	—	(132)	(19)	3	4	(144)	8	(136)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	40	—	—	—	—	—	40	—	40
Common stock dividends	—	—	—	(2,234)	—	—	—	—	(2,234)	—	(2,234)
Changes in noncontrolling interest in subsidiaries(b)	—	—	—	—	—	—	—	—	—	(65)	(65)
Other	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2014	707	1	39,405	2,012	(439)	(59)	3	(48)	40,875	24	40,899

(a)
For the year ended December 31, 2012, consolidated net income of $1,782 million includes $2 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

(b)	This decrease primarily relates to cash distributions to noncontrolling interests.
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Carolinas, LLC
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Carolinas, LLC and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2015

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating Revenues	$7,351	$6,954	$6,665
Operating Expenses
Fuel used in electric generation and purchased power	2,133	1,982	1,864
Operation, maintenance and other	1,995	1,868	1,979
Depreciation and amortization	1,009	921	921
Property and other taxes	316	374	365
Impairment charges	3	—	31
Total operating expenses	5,456	5,145	5,160
Gains on Sales of Other Assets and Other, net	—	—	12
Operating Income	1,895	1,809	1,517
Other Income and Expenses, net	172	120	185
Interest Expense	407	359	384
Income Before Income Taxes	1,660	1,570	1,318
Income Tax Expense	588	594	453
Net Income	$1,072	$976	$865
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	2	1	2
Unrealized gain on investments in available-for-sale securities	—	—	1
Comprehensive Income	$1,074	$977	$868
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$13	$23
Receivables (net of allowance for doubtful accounts of $3 at December 31, 2014 and December 31, 2013)	129	186
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at December 31, 2014 and December 31, 2013)	647	673
Receivables from affiliated companies	75	75
Notes receivable from affiliated companies	150	222
Inventory	1,124	1,065
Regulatory assets	399	295
Other	77	309
Total current assets	2,614	2,848
Investments and Other Assets
Nuclear decommissioning trust funds	3,042	2,840
Other	959	1,000
Total investments and other assets	4,001	3,840
Property, Plant and Equipment
Cost	37,372	34,906
Accumulated depreciation and amortization	(12,700)	(11,894)
Net property, plant and equipment	24,672	23,012
Regulatory Assets and Deferred Debits
Regulatory assets	2,465	1,527
Other	42	46
Total regulatory assets and deferred debits	2,507	1,573
Total Assets	$33,794	$31,273
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$709	$701
Accounts payable to affiliated companies	154	161
Taxes accrued	146	147
Interest accrued	95	97
Current maturities of long-term debt	507	47
Regulatory liabilities	34	65
Other	434	393
Total current liabilities	2,079	1,611
Long-Term Debt	7,584	8,089
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,812	5,706
Investment tax credits	204	210
Accrued pension and other post-retirement benefit costs	111	161
Asset retirement obligations	3,428	1,594
Regulatory liabilities	2,710	2,576
Other	642	676
Total deferred credits and other liabilities	12,907	10,923
Commitments and Contingencies
Member's Equity
Member's Equity	10,937	10,365
Accumulated other comprehensive loss	(13)	(15)
Total member's equity	10,924	10,350
Total Liabilities and Member's Equity	$33,794	$31,273
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,072	$976	$865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,273	1,167	1,143
Equity component of AFUDC	(91)	(91)	(154)
FERC mitigation costs	3	—	46
Community support and charitable contributions expense	—	14	56
Gains on sales of other assets and other, net	—	—	(12)
Deferred income taxes	376	534	479
Voluntary opportunity cost deferral	—	—	(101)
Accrued pension and other post-retirement benefit costs	22	38	41
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(9)	—
Receivables	48	(12)	22
Receivables from affiliated companies	—	(72)	(1)
Inventory	(60)	(9)	(128)
Other current assets	(236)	(1)	46
Increase (decrease) in
Accounts payable	10	58	(51)
Accounts payable to affiliated companies	(7)	33	(28)
Taxes accrued	(15)	4	(12)
Other current liabilities	(10)	(40)	165
Other assets	17	(102)	(117)
Other liabilities	(22)	(77)	(126)
Net cash provided by operating activities	2,380	2,411	2,133
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,879)	(1,695)	(1,908)
Purchases of available-for-sale securities	(2,064)	(2,405)	(2,481)
Proceeds from sales and maturities of available-for-sale securities	2,044	2,363	2,445
Notes receivable from affiliated companies	72	160	541
Other	(18)	(24)	(12)
Net cash used in investing activities	(1,845)	(1,601)	(1,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	100	645
Payments for the redemption of long-term debt	(45)	(405)	(1,177)
Distributions to parent	(500)	(499)	(450)
Other	—	(2)	(6)
Net cash used in financing activities	(545)	(806)	(988)
Net (decrease) increase in cash and cash equivalents	(10)	4	(270)
Cash and cash equivalents at beginning of period	23	19	289
Cash and cash equivalents at end of period	$13	$23	$19
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$388	$336	$385
Cash paid for (received from) income taxes	305	(7)	(38)
Significant non-cash transactions:
Accrued capital expenditures	194	199	194
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total Equity
Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454
Net income	865	—	—	865
Other comprehensive income		2	1	3
Distributions to parent	(450)	—	—	(450)
Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872
Net income	976	—	—	976
Other comprehensive income		1	—	1
Distributions to parent	(499)	—	—	(499)
Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350
Net income	1,072	—	—	1,072
Other comprehensive income		2	—	2
Distributions to parent	(500)	—	—	(500)
Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Progress Energy, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progress Energy, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2015

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating Revenues	$10,166	$9,533	$9,405
Operating Expenses
Fuel used in electric generation and purchased power	4,195	3,851	4,304
Operation, maintenance and other	2,335	2,247	2,445
Depreciation and amortization	1,128	883	747
Property and other taxes	517	557	570
Impairment charges	(16)	380	200
Total operating expenses	8,159	7,918	8,266
Gains (Losses) on Sales of Other Assets and Other, net	11	3	(2)
Operating Income	2,018	1,618	1,137
Other Income and Expenses, net	77	94	130
Interest Expense	675	680	740
Income From Continuing Operations Before Income Taxes	1,420	1,032	527
Income Tax Expense From Continuing Operations	540	373	172
Income From Continuing Operations	880	659	355
(Loss) Income From Discontinued Operations, net of tax	(6)	16	52
Net Income	874	675	407
Less: Net Income Attributable to Noncontrolling Interests	5	3	7
Net Income Attributable to Parent	$869	$672	$400

Net Income	$874	$675	$407
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	9	9	(2)
Net unrealized loss on cash flow hedges	—	—	(5)
Reclassification into earnings from cash flow hedges	8	(1)	8
Reclassification of cash flow hedges to regulatory assets(a)	—	—	97
Unrealized gains on investments in available-for-sale securities	1	—	—
Other Comprehensive Income, net of tax	18	8	98
Comprehensive Income	892	683	505
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	3	7
Comprehensive Income Attributable to Parent	$887	$680	$498

(a)	Net of $62 million tax expense in 2012.
See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$42	$58
Receivables (net of allowance for doubtful accounts of $8 at December 31, 2014 and $14 at December 31, 2013)	129	528
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $8 at December 31, 2014)	741	417
Receivables from affiliated companies	59	4
Notes receivable from affiliated companies	220	75
Inventory	1,590	1,424
Regulatory assets	491	353
Other	1,285	726
Total current assets	4,557	3,585
Investments and Other Assets
Nuclear decommissioning trust funds	2,503	2,292
Goodwill	3,655	3,655
Other	670	804
Total investments and other assets	6,828	6,751
Property, Plant and Equipment
Cost	38,650	36,480
Accumulated depreciation and amortization	(13,506)	(13,098)
Net property, plant and equipment	25,144	23,382
Regulatory Assets and Deferred Debits
Regulatory assets	5,408	4,155
Other	91	96
Total regulatory assets and deferred debits	5,499	4,251
Total Assets	$42,028	$37,969
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$847	$836
Accounts payable to affiliated companies	203	123
Notes payable to affiliated companies	835	1,213
Taxes accrued	114	105
Interest accrued	184	181
Current maturities of long-term debt	1,507	485
Regulatory liabilities	106	207
Other	1,021	896
Total current liabilities	4,817	4,046
Long-Term Debt	13,247	13,630
Deferred Credits and Other Liabilities
Deferred income taxes	4,759	3,283
Accrued pension and other post-retirement benefit costs	533	765
Asset retirement obligations	4,711	2,562
Regulatory liabilities	2,379	2,292
Other	406	527
Total deferred credits and other liabilities	12,788	9,429
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in capital	7,467	7,467
Retained earnings	3,782	3,452
Accumulated other comprehensive loss	(41)	(59)
Total common stockholder's equity	11,208	10,860
Noncontrolling interests	(32)	4
Total equity	11,176	10,864
Total Liabilities and Equity	$42,028	$37,969
See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$874	$675	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,313	1,041	897
Equity component of AFUDC	(26)	(50)	(106)
Severance expense	—	—	38
FERC mitigation costs	(18)	—	71
Community support and charitable contributions expense	—	20	36
(Gains) losses on sales of other assets	(6)	2	(16)
Impairment charges	2	380	146
Deferred income taxes	1,014	616	263
Amount to be refunded to customers	—	—	100
Accrued pension and other post-retirement benefit costs	27	172	179
Contributions to qualified pension plans	—	(250)	(346)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	12	55	7
Receivables	(31)	(148)	49
Receivables from affiliated companies	(56)	11	(15)
Inventory	(101)	17	(71)
Other current assets	(934)	(156)	2
Increase (decrease) in
Accounts payable	6	(81)	175
Accounts payable to affiliated companies	80	93	30
Taxes accrued	(20)	22	25
Other current liabilities	(144)	61	81
Other assets	(14)	(243)	(25)
Other liabilities	(12)	(115)	(87)
Net cash provided by operating activities	1,966	2,122	1,840
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,940)	(2,490)	(2,366)
Purchases of available-for-sale securities	(1,689)	(2,558)	(1,374)
Proceeds from sales and maturities of available-for-sale securities	1,652	2,513	1,325
Change in restricted cash	—	—	24
Notes receivable from affiliated companies	(145)	(75)	—
Other	(44)	13	109
Net cash used in investing activities	(2,166)	(2,597)	(2,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,572	845	2,074
Issuance of common stock related to employee benefit plans	—	—	6
Payments for the:
Redemption of long-term debt	(931)	(1,196)	(962)
Redemption of preferred stock of subsidiaries	—	(96)	—
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	—	—	65
Payments for the redemption of short-term debt with original maturities greater than 90 days	—	—	(65)
Notes payable and commercial paper	—	—	(671)
Notes payable to affiliated companies	(378)	758	455
Distributions to noncontrolling interests	(37)	(3)	(7)
Dividends paid	—	—	(445)
Other	(42)	(6)	(7)
Net cash provided by financing activities	184	302	443
Net (decrease) increase in cash and cash equivalents	(16)	(173)	1
Cash and Cash Equivalents at Beginning of Period	58	231	230
Cash and Cash Equivalents at End of Period	42	58	231
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	664	678	784
Cash paid for (received from) income taxes	141	(167)	(4)
Significant non-cash transactions:
Accrued capital expenditures	294	255	375
Asset retirement obligation additions for spent nuclear fuel disposal related to the Progress Energy merger	—	—	837
Capital expenditures financed through capital leases	—	—	140
See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated Other Comprehensive Income Loss
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Net Gains on Available for Sale Securities	Pension and OPEB Related Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$7,418	$16	$2,752	$(142)	$—	$(23)	$10,021	$4	$10,025
Net income(a)	—	—	400	—	—	—	400	3	403
Other comprehensive income (loss)	—	—	—	100	—	(2)	98	—	98
Common stock issuances, including dividend reinvestment and employee benefits	18	13	—	—	—	—	31	—	31
Common stock dividends	—	—	(369)	—	—	—	(369)	—	(369)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Recapitalization for merger with Duke Energy	(7,436)	7,436	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2012	$—	$7,465	$2,783	$(42)	$—	$(25)	$10,181	$4	$10,185
Net income	—	—	672	—	—	—	672	3	675
Other comprehensive (loss) income	—	—	—	(1)	—	9	8	—	8
Premium on the redemption of preferred stock of subsidiaries	—	—	(3)	—	—	—	(3)	—	(3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Other	—	2	—	—	—	—	2	—	2
Balance at December 31, 2013	$—	$7,467	$3,452	$(43)	$—	$(16)	$10,860	$4	$10,864
Net income	—	—	869	—	—	—	869	5	874
Other comprehensive income	—	—	—	8	1	9	18	—	18
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Transfer of service company net assets to Duke Energy	—	—	(539)	—	—	—	(539)	—	(539)
Other	—	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2014	$—	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176

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

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Progress, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Progress, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2015

PART II

DUKE ENERGY PROGRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating Revenues	$5,176	$4,992	$4,706
Operating Expenses
Fuel used in electric generation and purchased power	2,036	1,925	1,895
Operation, maintenance and other	1,470	1,357	1,494
Depreciation and amortization	582	534	535
Property and other taxes	174	223	219
Impairment charges	(18)	22	54
Total operating expenses	4,244	4,061	4,197
Gains on Sales of Other Assets and Other, net	3	1	1
Operating Income	935	932	510
Other Income and Expenses, net	51	57	79
Interest Expense	234	201	207
Income Before Income Taxes	752	788	382
Income Tax Expense	285	288	110
Net Income	467	500	272
Less: Preferred Stock Dividend Requirement	—	—	3
Net Income Available to Parent	$467	$500	$269

Net Income	$467	$500	$272
Other Comprehensive (Loss) Income, net of tax
Net unrealized loss on cash flow hedges	—	—	(4)
Reclassification into earnings from cash flow hedges	—	—	4
Reclassification of cash flow hedges to regulatory assets(a)	—	—	71
Other Comprehensive Income, net of tax	—	—	71
Comprehensive Income	$467	$500	$343

(a)	Net of $46 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$9	$21
Receivables (net of allowance for doubtful accounts of $7 at December 31, 2014 and $10 at December 31, 2013)	43	145
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $5 at December 31, 2014)	436	417
Receivables from affiliated companies	10	2
Notes receivable from affiliated companies	237	—
Inventory	966	853
Regulatory assets	287	127
Other	384	296
Total current assets	2,372	1,861
Investments and Other Assets
Nuclear decommissioning trust funds	1,701	1,539
Other	412	443
Total investments and other assets	2,113	1,982
Property, Plant and Equipment
Cost	24,207	22,273
Accumulated depreciation and amortization	(9,021)	(8,623)
Net property, plant and equipment	15,186	13,650
Regulatory Assets and Deferred Debits
Regulatory assets	2,675	1,384
Other	34	32
Total regulatory assets and deferred debits	2,709	1,416
Total Assets	$22,380	$18,909
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$481	$420
Accounts payable to affiliated companies	120	103
Notes payable to affiliated companies	—	462
Taxes accrued	47	37
Interest accrued	81	70
Current maturities of long-term debt	945	174
Regulatory liabilities	71	63
Other	409	392
Total current liabilities	2,154	1,721
Long-Term Debt	5,256	5,061
Deferred Credits and Other Liabilities
Deferred income taxes	2,908	2,557
Accrued pension and other post-retirement benefit costs	290	321
Asset retirement obligations	3,905	1,729
Regulatory liabilities	1,832	1,673
Other	168	222
Total deferred credits and other liabilities	9,103	6,502
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at December 31, 2014 and 2013	2,159	2,159
Retained earnings	3,708	3,466
Total common stockholder's equity	5,867	5,625
Total Liabilities and Common Stockholder's Equity	$22,380	$18,909
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	467	500	272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	761	685	676
Equity component of AFUDC	(25)	(42)	(69)
Severance expense	—	—	18
FERC mitigation costs	(18)	—	71
Community support and charitable contributions expense	—	20	36
Gains on sales of other assets and other, net	(3)	(1)	(1)
Impairment charges	—	22	—
Deferred income taxes	455	368	164
Accrued pension and other post-retirement benefit costs	(7)	72	70
Contributions to qualified pension plans	—	(63)	(141)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	13	(9)	(25)
Receivables	78	(88)	2
Receivables from affiliated companies	(8)	3	(4)
Inventory	(65)	(26)	(58)
Other current assets	(416)	(39)	(24)
Increase (decrease) in
Accounts payable	27	(18)	149
Accounts payable to affiliated companies	17	27	47
Taxes accrued	10	15	(5)
Other current liabilities	(68)	(86)	23
Other assets	48	(74)	(28)
Other liabilities	(21)	(78)	(6)
Net cash provided by operating activities	1,245	1,188	1,167
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,241)	(1,567)	(1,525)
Purchases of available-for-sale securities	(499)	(901)	(582)
Proceeds from sales and maturities of available-for-sale securities	458	856	532
Notes receivable from affiliated companies	(237)	—	—
Other	(12)	4	91
Net cash used in investing activities	(1,531)	(1,608)	(1,484)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,347	845	988
Payments for the:
Redemption of long-term debt	(379)	(451)	(502)
Redemption of preferred stock	—	(62)	—
Notes payable and commercial paper	—	—	(188)
Notes payable to affiliated companies	(462)	98	333
Dividends to parent	(225)	—	(310)
Dividends paid on preferred stock	—	—	(3)
Other	(7)	(7)	(3)
Net cash provided by financing activities	274	423	315
Net (decrease) increase in cash and cash equivalents	(12)	3	(2)
Cash and Cash Equivalents at Beginning of Period	21	18	20
Cash and Cash Equivalents at End of Period	$9	$21	$18
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$220	$217	$249
Cash paid for (received from) income taxes	81	(94)	19
Significant non-cash transactions:
Accrued capital expenditures	194	166	232
Asset retirement obligation additions for spent nuclear fuel disposal related to the Progress Energy merger	—	—	698
Capital expenditures financed through capital leases	—	—	140
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Loss on Cash Flow Hedges	Total Equity
Balance at December 31, 2011	$2,148	$3,011	$(71)	$5,088
Net income	—	272	—	272
Other comprehensive income	—	—	71	71
Stock-based compensation expense	11	—	—	11
Dividends to parent	—	(310)	—	(310)
Preferred stock dividends at stated rate	—	(3)	—	(3)
Tax dividend	—	(2)	—	(2)
Balance at December 31, 2012	$2,159	$2,968	$—	$5,127
Net income	—	500	—	500
Premium on the redemption of preferred stock	—	(2)	—	(2)
Balance at December 31, 2013	$2,159	$3,466	$—	$5,625
Net income	—	467	—	467
Dividends to parent	—	(225)	—	(225)
Balance at December 31, 2014	$2,159	$3,708	$—	$5,867
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Florida, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Florida, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2015

PART II

DUKE ENERGY FLORIDA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating Revenues	$4,975	$4,527	$4,689
Operating Expenses
Fuel used in electric generation and purchased power	2,158	1,927	2,409
Operation, maintenance and other	850	898	969
Depreciation and amortization	545	330	192
Property and other taxes	343	327	346
Impairment charges	2	358	146
Total operating expenses	3,898	3,840	4,062
Gains on Sales of Other Assets and Other, net	1	1	2
Operating Income	1,078	688	629
Other Income and Expenses, net	20	30	39
Interest Expense	201	180	255
Income Before Income Taxes	897	538	413
Income Tax Expense	349	213	147
Net Income	548	325	266
Less: Preferred Stock Dividend Requirement	—	—	2
Net Income Available to Parent	$548	$325	$264

Net Income	$548	$325	$266
Other Comprehensive Income (Loss), net of tax
Net unrealized loss on cash flow hedges	—	(1)	—
Reclassification into earnings from cash flow hedges	1	—	1
Reclassification of cash flow hedges to regulatory assets(a)	—	—	26
Other Comprehensive Income (Loss), net of tax	1	(1)	27
Comprehensive Income	$549	$324	$293

(a)	Net of $16 million tax expense in 2012.
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$8	$16
Receivables (net of allowance for doubtful accounts of $2 at December 31, 2014 and $4 at December 31, 2013)	84	375
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $3 at December 31, 2014)	305	—
Receivables from affiliated companies	40	3
Inventory	623	571
Regulatory assets	203	221
Other	521	182
Total current assets	1,784	1,368
Investments and Other Assets
Nuclear decommissioning trust funds	803	753
Other	204	252
Total investments and other assets	1,007	1,005
Property, Plant and Equipment
Cost	14,433	13,863
Accumulated depreciation and amortization	(4,478)	(4,252)
Net property, plant and equipment	9,955	9,611
Regulatory Assets and Deferred Debits
Regulatory assets	2,733	2,729
Other	39	44
Total regulatory assets and deferred debits	2,772	2,773
Total Assets	$15,518	$14,757
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$365	$333
Accounts payable to affiliated companies	70	38
Notes payable to affiliated companies	84	181
Taxes accrued	65	66
Interest accrued	47	46
Current maturities of long-term debt	562	11
Regulatory liabilities	35	144
Other	586	445
Total current liabilities	1,814	1,264
Long-Term Debt	4,298	4,875
Deferred Credits and Other Liabilities
Deferred income taxes	2,452	1,829
Accrued pension and other post-retirement benefit costs	221	286
Asset retirement obligations	806	833
Regulatory liabilities	547	618
Other	158	255
Total deferred credits and other liabilities	4,184	3,821
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; 60 million shares authorized; 100 shares outstanding at December 31, 2014 and 2013	1,762	1,762
Retained earnings	3,460	3,036
Accumulated other comprehensive loss	—	(1)
Total common stockholder's equity	5,222	4,797
Total Liabilities and Common Stockholder's Equity	$15,518	$14,757
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$548	$325	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	550	335	197
Equity component of AFUDC	—	(8)	(37)
Severance expense	—	—	6
Gains on sales of other assets and other, net	(1)	(1)	(2)
Impairment charges	2	358	146
Deferred income taxes	400	368	142
Amount to be refunded to customers	—	—	100
Accrued pension and other post-retirement benefit costs	29	79	71
Contributions to qualified pension plans	—	(133)	(128)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(9)	55	73
Receivables	(33)	(44)	37
Receivables from affiliated companies	(37)	17	(13)
Inventory	(36)	42	(13)
Other current assets	(269)	(109)	22
Increase (decrease) in
Accounts payable	18	(22)	21
Accounts payable to affiliated companies	32	(6)	30
Taxes accrued	(31)	18	15
Other current liabilities	(80)	159	51
Other assets	(59)	(154)	8
Other liabilities	(58)	(74)	(94)
Net cash provided by operating activities	966	1,205	898
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(699)	(915)	(809)
Purchases of available-for-sale securities	(1,189)	(1,656)	(791)
Proceeds from sales and maturities of available-for-sale securities	1,195	1,658	791
Notes receivable from affiliated companies	—	207	(207)
Other	(31)	—	16
Net cash used in investing activities	(724)	(706)	(1,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	225	—	642
Payments for the:
Redemption of long-term debt	(252)	(435)	(10)
Redemption of preferred stock	—	(34)	—
Proceeds from issuance of short-term debt with original maturities greater than 90 days	—	—	65
Payments for the redemption of short-term debt with original maturities greater than 90 days	—	—	(65)
Notes payable and commercial paper	—	—	(233)
Notes payable to affiliated companies	(97)	181	(8)
Dividends to parent	(124)	(325)	(170)
Dividends paid on preferred stock	—	—	(2)
Other	(2)	(1)	(2)
Net cash (used in) provided by financing activities	(250)	(614)	217
Net (decrease) increase in cash and cash equivalents	(8)	(115)	115
Cash and Cash Equivalents at Beginning of Period	16	131	16
Cash and Cash Equivalents at End of Period	$8	$16	$131
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$203	$201	$266
Cash paid for (received from) income taxes	59	(84)	24
Significant non-cash transactions:
Accrued capital expenditures	100	88	139
Asset retirement obligation additions for spent nuclear fuel disposal related to the Progress Energy merger	—	—	139
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges	Total Equity
Balance at December 31, 2011	$1,757	$2,945	$(27)	$4,675
Net income	—	266	—	266
Other comprehensive income	—	—	27	27
Stock-based compensation expense	5	—	—	5
Dividend to parent	—	(170)	—	(170)
Preferred stock dividends at stated rate	—	(2)	—	(2)
Tax dividend	—	(2)	—	(2)
Balance at December 31, 2012	$1,762	$3,037	$—	$4,799
Net income	—	325	—	325
Other comprehensive loss	—	—	(1)	(1)
Dividend to parent	—	(325)	—	(325)
Premium on the redemption of preferred stock	—	(1)	—	(1)
Balance at December 31, 2013	$1,762	$3,036	$(1)	$4,797
Net income	—	548	—	548
Other comprehensive income	—	—	1	1
Dividend to parent	—	(124)	—	(124)
Balance at December 31, 2014	$1,762	$3,460	$—	$5,222
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Ohio, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2015

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating Revenues
Regulated electric	$1,316	$1,258	$1,281
Nonregulated electric and other	19	34	68
Regulated natural gas	578	513	471
Total operating revenues	1,913	1,805	1,820
Operating Expenses
Fuel used in electric generation and purchased power - regulated	459	428	475
Fuel used in electric generation and purchased power - nonregulated	25	41	57
Cost of natural gas	185	152	142
Operation, maintenance and other	516	546	586
Depreciation and amortization	214	213	195
Property and other taxes	234	242	205
Impairment charges	94	5	2
Total operating expenses	1,727	1,627	1,662
Gains on Sales of Other Assets and Other, net	1	4	1
Operating Income	187	182	159
Other Income and Expenses, net	10	2	8
Interest Expense	86	74	89
Income From Continuing Operations Before Income Taxes	111	110	78
Income Tax Expense From Continuing Operations	43	43	33
Income From Continuing Operations	68	67	45
(Loss) Income From Discontinued Operations, net of tax	(563)	35	130
Net (Loss) Income	$(495)	$102	$175
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	1	27
Comprehensive (Loss) Income	$(495)	$103	$202
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$20	$36
Receivables (net of allowance for doubtful accounts of $2 at December 31, 2014 and December 31, 2013)	93	121
Receivables from affiliated companies	107	121
Notes receivable from affiliated companies	145	57
Inventory	97	229
Assets held for sale	316	—
Regulatory assets	49	57
Other	167	270
Total current assets	994	891
Investments and Other Assets
Goodwill	920	920
Assets held for sale	2,605	—
Other	23	232
Total investments and other assets	3,548	1,152
Property, Plant and Equipment
Cost	7,141	11,143
Accumulated depreciation and amortization	(2,213)	(2,908)
Generation facilities to be retired, net	9	—
Net property, plant and equipment	4,937	8,235
Regulatory Assets and Deferred Debits
Regulatory assets	512	471
Other	8	14
Total regulatory assets and deferred debits	520	485
Total Assets	$9,999	$10,763
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$209	$319
Accounts payable to affiliated companies	74	77
Notes payable to affiliated companies	491	43
Taxes accrued	163	167
Interest accrued	19	17
Current maturities of long-term debt	157	47
Liabilities associated with assets held for sale	246	—
Regulatory liabilities	10	27
Other	66	110
Total current liabilities	1,435	807
Long-Term Debt	1,584	2,141
Long-Term Debt Payable to Affiliated Companies	25	—
Deferred Credits and Other Liabilities
Deferred income taxes	1,765	2,012
Accrued pension and other post-retirement benefit costs	48	58
Liabilities associated with assets held for sale	34	—
Asset retirement obligations	27	28
Regulatory liabilities	241	262
Other	166	186
Total deferred credits and other liabilities	2,281	2,546
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at December 31, 2014 and 2013	762	762
Additional paid-in capital	4,782	4,882
Accumulated deficit	(870)	(375)
Total common stockholder's equity	4,674	5,269
Total Liabilities and Common Stockholder's Equity	$9,999	$10,763
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(495)	$102	$175
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	258	357	342
Equity component of AFUDC	(4)	(1)	(6)
Gains on sales of other assets and other, net	(1)	(5)	(7)
Impairment charges	941	5	2
Deferred income taxes	(219)	98	61
Accrued pension and other post-retirement benefit costs	8	17	11
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	27	17	(5)
Receivables	(56)	(15)	29
Receivables from affiliated companies	14	(39)	61
Inventory	8	(3)	15
Other current assets	(5)	(1)	(62)
Increase (decrease) in
Accounts payable	27	13	5
Accounts payable to affiliated companies	(3)	15	(22)
Taxes accrued	(9)	1	(24)
Other current liabilities	27	14	(21)
Other assets	(4)	(6)	6
Other liabilities	(33)	(73)	(116)
Net cash provided by operating activities	481	496	444
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(322)	(434)	(514)
Net proceeds from the sales of other assets	—	11	82
Notes receivable from affiliated companies	(88)	(56)	400
Other	(12)	1	6
Net cash used in investing activities	(422)	(478)	(26)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	450	—
Payments for the redemption of long-term debt	(449)	(258)	(556)
Notes payable to affiliated companies	473	(202)	245
Dividends to parent	(100)	—	(175)
Other	1	(3)	—
Net cash used in financing activities	(75)	(13)	(486)
Net (decrease) increase in cash and cash equivalents	(16)	5	(68)
Cash and cash equivalents at beginning of period	36	31	99
Cash and cash equivalents at end of period	20	36	31
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$76	$71	$93
Cash (received from) paid for income taxes	(5)	9	18
Significant non-cash transactions:
Accrued capital expenditures	24	27	31
Transfer of Vermillion Generating Station to Duke Energy Indiana	—	—	28
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pension and OPEB Related Adjustments	Total Equity
Balance at December 31, 2011	$762	$5,085	$(652)	$(28)	$5,167
Net income	―	―	175	—	175
Other comprehensive income	—	—	—	27	27
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	(28)	―	―	(28)
Dividends to parent	—	(175)	—	—	(175)
Balance at December 31, 2012	$762	$4,882	$(477)	$(1)	$5,166
Net income	―	―	102	―	102
Other comprehensive income	—	—	―	1	1
Balance at December 31, 2013	$762	$4,882	$(375)	$—	$5,269
Net loss	―	―	(495)	―	(495)
Dividends to parent	—	(100)	—	—	(100)
Balance at December 31, 2014	$762	$4,782	$(870)	—	$4,674
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Indiana, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiary (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Indiana, Inc. and subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2015

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating Revenues	$3,175	$2,926	$2,717
Operating Expenses
Fuel used in electric generation and purchased power	1,259	1,131	1,088
Operation, maintenance and other	670	649	655
Depreciation and amortization	413	342	389
Property and other taxes	128	71	81
Impairment charges	—	—	579
Total operating expenses	2,470	2,193	2,792
Operating Income (Loss)	705	733	(75)
Other Income and Expenses, net	22	18	90
Interest Expense	171	170	138
Income (Loss) Before Income Taxes	556	581	(123)
Income Tax Expense (Benefit)	197	223	(73)
Net Income (Loss)	359	358	(50)
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	(2)	(2)
Comprehensive Income (Loss)	$359	$356	$(52)
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$6	$15
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2014 and December 31, 2013)	87	22
Receivables from affiliated companies	115	151
Notes receivable from affiliated companies	—	96
Inventory	537	434
Regulatory assets	93	118
Other	326	125
Total current assets	1,164	961
Investments and Other Assets
Other	251	269
Total investments and other assets	251	269
Property, Plant and Equipment
Cost	13,034	12,489
Accumulated depreciation and amortization	(4,219)	(3,913)
Net property, plant and equipment	8,815	8,576
Regulatory Assets and Deferred Debits
Regulatory assets	685	717
Other	24	25
Total regulatory assets and deferred debits	709	742
Total Assets	$10,939	$10,548
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$179	$206
Accounts payable to affiliated companies	58	56
Notes payable to affiliated companies	71	—
Taxes accrued	54	57
Interest accrued	56	56
Current maturities of long-term debt	5	5
Regulatory liabilities	54	16
Other	98	88
Total current liabilities	575	484
Long-Term Debt	3,636	3,641
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,591	1,171
Investment tax credits	139	140
Accrued pension and other post-retirement benefit costs	82	163
Asset retirement obligations	32	30
Regulatory liabilities	796	782
Other	90	48
Total deferred credits and other liabilities	2,730	2,334
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at December 31, 2014 and 2013	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,460	2,551
Accumulated other comprehensive income	3	3
Total common stockholder's equity	3,848	3,939
Total Liabilities and Common Stockholder's Equity	$10,939	$10,548
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$359	$358	$(50)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	416	346	393
Equity component of AFUDC	(14)	(15)	(84)
Impairment charges	—	—	579
Deferred income taxes	308	304	(74)
Accrued pension and other post-retirement benefit costs	16	25	15
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(30)	—
Receivables	(35)	3	6
Receivables from affiliated companies	36	(47)	52
Inventory	(103)	(53)	(50)
Other current assets	(8)	(40)	(25)
Increase (decrease) in
Accounts payable	(41)	32	18
Accounts payable to affiliated companies	2	(4)	(12)
Taxes accrued	(32)	(30)	(27)
Other current liabilities	5	(5)	6
Other assets	(21)	(16)	6
Other liabilities	17	(84)	(37)
Net cash provided by operating activities	905	744	716
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(625)	(545)	(718)
Purchases of available-for-sale securities	(20)	(11)	(17)
Proceeds from sales and maturities of available-for-sale securities	16	7	18
Notes receivable from affiliated companies	96	(96)	—
Other	4	(3)	(1)
Net cash used in investing activities	(529)	(648)	(718)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	498	250
Payments for the redemption of long-term debt	(5)	(405)	(7)
Notes payable to affiliated companies	71	(81)	(219)
Dividend to parent	(450)	(125)	—
Other	(1)	(4)	(2)
Net cash (used in) provided by financing activities	(385)	(117)	22
Net (decrease) increase in cash and cash equivalents	(9)	(21)	20
Cash and cash equivalents at beginning of period	15	36	16
Cash and cash equivalents at end of period	$6	$15	$36
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$169	$194	$130
Cash (received from) paid for income taxes	(61)	46	57
Significant non-cash transactions:
Accrued capital expenditures	87	73	67
Transfer of Vermillion Generating Station from Duke Energy Ohio	—	—	26
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains on Cash Flow Hedges	Total Equity
Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734
Net loss	—	—	(50)	—	(50)
Other comprehensive loss	—	—	—	(2)	(2)
Transfer of Vermillion Generating Station from Duke Energy Ohio	—	26	—	—	26
Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708
Net income	—	—	358	—	358
Other comprehensive loss	—	—	—	(2)	(2)
Dividend to parent	—	—	(125)	—	(125)
Balance at December 31, 2013	$1	$1,384	$2,551	$3	$3,939
Net income	—	—	359	—	359
Dividend to parent	—	—	(450)	—	(450)
Balance at December 31, 2014	$1	$1,384	$2,460	$3	$3,848
See Notes to Consolidated Financial Statements

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

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
On August 21, 2014, Duke Energy Commercial Enterprises, Inc., an indirect wholly owned subsidiary of Duke Energy Corporation, and Duke Energy SAM, LLC, a wholly owned subsidiary of Duke Energy Ohio, entered into a purchase and sale agreement (PSA) with a subsidiary of Dynegy Inc. (Dynegy) whereby Dynegy will acquire Duke Energy Ohio’s nonregulated Midwest generation business and Duke Energy Retail Sales LLC (Disposal Group). The results of operations of the nonregulated Midwest generation business have been classified as Discontinued Operations on the Consolidated Statements of Operations for the current and prior periods presented. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented, assets held for sale and liabilities associated with assets held for sale as of December 31, 2014. See Note 2 for additional information.
The information in these combined notes relate to each of the Duke Energy Registrants as noted in the Index to the Combined Notes to Consolidated Financial Statements. However, none of the registrants makes any representations as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself.
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
Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in Ohio and Kentucky, in the generation business in Kentucky, and the transportation and sale of natural gas in portions of Ohio and Kentucky. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. Duke Energy Ohio applies regulatory accounting to a portion of its operations. Duke Energy has agreed to sell Duke Energy Ohio's nonregulated Midwest generation business, which sells power into wholesale energy markets, to Dynegy. See Note 2 for additional information.
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
Other Current and Non-Current Assets and Liabilities
Other within Current Assets includes the current portion of deferred tax assets, which are disclosed in Note 22. Additionally, the following are included in Other within Current Assets or Current Liabilities in the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2014 and 2013. The amounts presented exceeded 5 percent of current assets or 5 percent of current liabilities unless otherwise noted.

		December 31,
(in millions)	Location	2014	2013
Duke Energy
Accrued compensation	Current Liabilities	$638	$621
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$216	$198
Collateral liabilities	Current Liabilities	128	120
Progress Energy
Income taxes receivable(b)	Current Assets	$718	$119
Customer deposits	Current Liabilities	360	349
Accrued compensation(a)	Current Liabilities	174	214
Derivative liabilities(b)	Current Liabilities	271	—
Duke Energy Progress
Income taxes receivable(b)	Current Assets	$272	$15
Customer deposits	Current Liabilities	135	129
Accrued compensation	Current Liabilities	116	121
Derivative liabilities(b)	Current Liabilities	108	38
Duke Energy Florida
Income taxes receivable(b)	Current Assets	$177	$65
Customer deposits	Current Liabilities	225	220
Accrued compensation(a)	Current Liabilities	57	65
Derivative liabilities(b)	Current Liabilities	163	—
Duke Energy Ohio
Collateral assets(a)	Current Assets	$13	$122
Duke Energy Indiana
Income taxes receivable	Current Assets	$98	$56
Accrued compensation(a)	Current Liabilities	25	25
Collateral liabilities	Current Liabilities	43	40

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a) Does not exceed 5 percent of total current assets or liabilities, as appropriate, on the Consolidated Balance Sheets at December 31, 2014.
(b) Does not exceed 5 percent of total current assets or liabilities, as appropriate, on the Consolidated Balance Sheets at December 31, 2013.
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
Discontinued Operations
For the year ended December 31, 2014, Duke Energy’s Loss from Discontinued Operations, net of tax was primarily related to a write-down of the carrying amount of the assets to the estimated fair value of the Disposal Group, based on the transaction price included in the PSA, and the operations of the Disposal Group. For the years ended December 31, 2013 and 2012, Duke Energy’s Income From Discontinued Operations, net of tax was primarily related to the operations of the Disposal Group. See Note 2 for additional information.
For the years ended December 31, 2014, 2013 and 2012. Progress Energy’s (Loss) Income From Discontinued Operations, net of tax was primarily due to tax impacts related to prior sales of diversified businesses.
Amounts Attributable to Controlling Interests
The following table presents Net Income Attributable to Duke Energy Corporation for continuing operations and discontinued operations.

	Years ended December 31,
	2014		2013		2012
(in millions)	Duke Energy	Progress Energy	Duke Energy	Progress Energy	Duke Energy	Progress Energy
Income from Continuing Operations	$2,465	$880	$2,590	$659	1,611	355
Income of Continuing Operations Attributable to Noncontrolling Interests	14	5	16	3	18	7
Income from Continuing Operations Attributable to Duke Energy Corporation	$2,451	$875	$2,574	$656	$1,593	$348
(Loss) Income From Discontinued Operations, net of tax	$(576)	$(6)	$86	$16	171	52
Loss of Discontinued Operations attributable to Noncontrolling Interests, net of tax	(8)	—	(5)	—	(4)	—
(Loss) Income From Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$(568)	$(6)	$91	$16	$175	$52
Net Income	$1,889	$874	$2,676	$675	$1,782	$407
Net Income Attributable to Noncontrolling Interest	6	5	11	3	14	7
Net Income Attributable to Duke Energy Corporation	$1,883	$869	$2,665	$672	$1,768	$400
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
Regulated Fuel Costs and Purchased Power
The Duke Energy Registrants utilize cost-tracking mechanisms, commonly referred to as fuel adjustment clauses. These clauses allow for the recovery of fuel and fuel-related costs and portions of purchased power costs through surcharges on customer rates. The difference between the costs incurred and the surcharge revenues is recorded as an adjustment to Fuel Operating Revenues – Regulated electric on the Consolidated Statements of Operations with an off-setting impact on regulatory assets or liabilities.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents. At December 31, 2014, $1,680 million of Duke Energy’s total cash and cash equivalents is held by entities domiciled in foreign jurisdictions. During the fourth quarter of 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable that will result in the repatriation of approximately $2.7 billion in cash held and expected to be generated by International Energy over a period of up to 8 years. See Note 22 to the Consolidated Financial Statements, “Income Taxes,” for additional information.
Restricted Cash
The Duke Energy Registrants have restricted cash related primarily to collateral assets, escrow deposits and variable interest entities (VIEs). Restricted cash balances are reflected in Other within Current Assets and in Other within Investments and Other Assets on the Consolidated Balance Sheets. At December 31, 2014 and 2013, Duke Energy had restricted cash totaling $298 million and $307 million, respectively.
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

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Materials and supplies	$2,102	$719	$981	$676	$305	$67	$258
Coal held for electric generation	997	362	329	150	178	21	275
Oil, gas and other fuel held for electric generation	360	43	280	140	140	9	4
Total inventory	$3,459	$1,124	$1,590	$966	$623	$97	$537

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Materials and supplies	$1,901	$654	$854	$567	$287	$117	$193
Coal held for electric generation	1,018	374	334	187	147	65	238
Oil, gas and other fuel held for electric generation	331	37	236	99	137	47	3
Total inventory	$3,250	$1,065	$1,424	$853	$571	$229	$434
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
Emission allowances permit the holder of the allowance to emit certain gaseous byproducts of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOX). Allowances are issued by the U.S. Environmental Protection Agency (EPA) at zero cost and may also be bought and sold via third-party transactions. Allowances allocated to or acquired by the Duke Energy Registrants are held primarily for consumption. Carrying amounts for emission allowances are based on the cost to acquire the allowances or, in the case of a business combination, on the fair value assigned in the allocation of the purchase price of the acquired business.
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

	Years Ended December 31,
	2014	2013	2012
Duke Energy	2.8%	2.8%	2.9%
Duke Energy Carolinas	2.7%	2.8%	2.8%
Progress Energy	2.5%	2.5%	2.6%
Duke Energy Progress	2.5%	2.5%	2.7%
Duke Energy Florida	2.7%	2.4%	2.5%
Duke Energy Ohio	2.3%	3.3%	3.2%
Duke Energy Indiana	3.0%	2.8%	3.3%
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Nuclear Fuel
Nuclear fuel is classified as Property, Plant and Equipment on the Consolidated Balance Sheets, except for Duke Energy Florida. Duke Energy Florida has reclassified all Crystal River Unit 3 Nuclear Station (Crystal River Unit 3) investments, including nuclear fuel, to a regulatory asset. Refer to Note 4, “Regulatory Matters,” for additional information on Crystal River Unit 3.
Nuclear fuel in the front-end fuel processing phase is considered work in progress and not amortized until placed in service. Amortization of nuclear fuel is included within Fuel used in electric generation and purchased power - regulated in the Consolidated Statements of Operations. Amortization is recorded using the units-of-production method.
Allowance for Funds Used During Construction and Interest Capitalized
For regulated operations, the debt and equity costs of financing the construction of property, plant and equipment are reflected as AFUDC and capitalized as a component of the cost of property, plant and equipment. AFUDC equity is reported on the Consolidated Statements of Operations as non-cash income in Other income and expenses, net. AFUDC debt is reported as a non-cash offset to Interest Expense. After construction is completed, the Duke Energy Registrants are permitted to recover these costs through their inclusion in rate base and the corresponding subsequent depreciation or amortization of those regulated assets.
AFUDC equity, a permanent difference for income taxes, reduces the effective tax rate when capitalized and increases the effective tax rate when depreciated or amortized. See Note 22 for additional information.
For nonregulated operations, interest is capitalized during the construction phase with an offsetting non-cash credit to Interest Expense on the Consolidated Statements of Operations.
Asset Retirement Obligations
Asset retirement obligations are recognized for legal obligations associated with the retirement of property, plant and equipment. Substantially all asset retirement obligations are related to regulated operations. When recording an asset retirement obligation, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is accreted over time. For operating plants, the present value of the liability is added to the cost of the associated asset and depreciated over the remaining life of the asset. For retired plants, the present value of the liability is recorded as a regulatory asset and expensed over the recovery period in rates.
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
Obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. Duke Energy Florida assumes Crystal River Unit 3 will be placed into a safe storage configuration until eventual dismantlement begins in approximately 60 years. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on site until such time that it can be transferred to a U.S. Department of Energy (DOE) facility.
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs based upon probability weightings of the potential closure methods as evaluated on a site by site basis. Duke Energy Registrants with ash basins in North Carolina and certain basins in South Carolina and Indiana have a legal obligation that results in recognition of an asset retirement obligation at December 31, 2014. See Notes 5 and 9 for further information.
Revenue Recognition and Unbilled Revenue
Revenues on sales of electricity and gas are recognized when service is provided or the product is delivered. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes and meter reading schedules.

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

	December 31,
(in millions)	2014	2013
Duke Energy	$827	$937
Duke Energy Carolinas	295	323
Progress Energy	217	189
Duke Energy Progress	135	120
Duke Energy Florida	82	69
Duke Energy Ohio	—	55
Duke Energy Indiana	27	5
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

	December 31,
(in millions)	2014	2013
Duke Energy Ohio	79	89
Duke Energy Indiana	112	144
Allowance for Doubtful Accounts
Allowances for doubtful accounts are presented in the following table.

	December 31,
(in millions)	2014	2013	2012
Allowance for Doubtful Accounts
Duke Energy	$17	30	34
Duke Energy Carolinas	3	3	3
Progress Energy	8	14	16
Duke Energy Progress	7	10	9
Duke Energy Florida	2	4	7
Duke Energy Ohio	2	2	2
Duke Energy Indiana	1	1	1
Allowance for Doubtful Accounts - VIEs
Duke Energy	$51	43	44
Duke Energy Carolinas	6	6	6
Progress Energy	8	—	—
Duke Energy Progress	5	—	—
Duke Energy Florida	3	—	—
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
Unamortized Debt Premium, Discount and Expense
Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the term of the debt issue. Call premiums and unamortized expenses associated with refinancing higher-cost debt obligations in the regulated operations are amortized. Amortization expense is recorded as Interest Expense in the Consolidated Statements of Operations and is reflected as Depreciation, amortization and accretion within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.
Loss Contingencies and Environmental Liabilities
Contingent losses are recorded when it is probable a loss has occurred and can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Environmental liabilities are recorded on an undiscounted basis when environmental remediation or other liabilities becomes probable and can be reasonably estimated. Environmental expenditures related to past operations that do not generate current or future revenues are expensed. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Certain environmental expenditures receive regulatory accounting treatment and are recorded as regulatory assets.
See Notes 4 and 5 for further information.
Pension and Other Post-Retirement Benefit Plans
Duke Energy maintains qualified, non-qualified and other post-retirement benefit plans. Eligible employees of the Subsidiary Registrants participate in the respective qualified, non-qualified and other post-retirement benefit plans and the Subsidiary Registrants are allocated their proportionate share of benefit costs. See Note 21 for further information, including significant accounting policies associated with these plans.
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
Stock-Based Compensation
Stock-based compensation represents costs related to stock-based awards granted to employees and Duke Energy Board of Directors (Board of Directors) members. Duke Energy recognizes stock-based compensation based upon the estimated fair value of awards, net of estimated forfeitures at the date of issuance. The recognition period for these costs begin at either the applicable service inception date or grant date and continues throughout the requisite service period, or for certain share-based awards until the employee becomes retirement eligible, if earlier. Compensation cost is recognized as expense or capitalized as a component of property, plant and equipment. See Note 20 for further information.
Income Taxes
Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns. The Subsidiary Registrants entered into a tax-sharing agreement with Duke Energy. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. Deferred income taxes have been provided for temporary differences between GAAP and tax bases of assets and liabilities because the differences create taxable or tax-deductible amounts for future periods. Deferred taxes are not provided on translation gains and losses when earnings of a foreign operation are expected to be indefinitely reinvested. Investment tax credits (ITC) associated with regulated operations are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, are recognized in the financial statements when it is more likely than not the tax position can be sustained based solely on the technical merits of the position. The largest amount of tax benefit that is greater than 50 percent likely of being effectively settled is recorded. Management considers a tax position effectively settled when: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews; (ii) the Duke Energy Registrants do not intend to appeal or litigate the tax position included in the completed examination; and (iii) it is remote the taxing authority would examine or re-examine the tax position. The amount of a tax return position that is not recognized in the financial statements is disclosed as an unrecognized tax benefit. If these unrecognized tax benefits are later recognized, then there will be a decrease in income taxes payable, an income tax refund or a swap between deferred and current taxes payable. If the portion of tax benefits that has been recognized changes and those tax benefits are subsequently unrecognized, then the previously recognized tax benefits may impact the financial statements through increasing income taxes payable, reducing income tax refunds receivable changing deferred taxes. Changes in assumptions on tax benefits may also impact interest expense or interest income and may result in the recognition of tax penalties.
Tax-related interest and penalties are recorded in Interest Expense and Other Income and Expenses, net, in the Consolidated Statements of Operations.
See Note 22 for further information.
Accounting for Renewable Energy Tax Credits and Cash Grants
When Duke Energy receives ITC or cash grants on wind or solar facilities, it reduces the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC or cash grant and, therefore, the ITC or grant benefit is recognized through reduced depreciation expense. Additionally, certain tax credits and government grants received provide for initial tax depreciable base in excess of the book carrying value equal to one half of the ITC or government grant. Deferred tax benefits are recorded as a reduction to income tax expense in the period that the basis difference is created.
Excise Taxes
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, the taxes are accounted for net. Excise taxes accounted for on a gross basis as both operating revenues and property and other taxes in the Consolidated Statements of Operations were as follows.

	Years Ended December 31,
(in millions)	2014	2013	2012
Duke Energy	$498	$602	$466
Duke Energy Carolinas	94	164	161
Progress Energy	263	304	317
Duke Energy Progress	56	115	113
Duke Energy Florida	207	189	205
Duke Energy Ohio	103	105	102
Duke Energy Indiana	38	29	33
During the third quarter of 2014, the North Carolina gross receipts tax was terminated due to the North Carolina Tax Simplification and Rate Reduction Act. The North Carolina gross receipts tax is no longer imposed effective July 1, 2014.

On July 23, 2013, North Carolina House Bill 998 (HB 998) was signed into law. HB 998 repealed the utility franchise tax effective July 1, 2014. The utility franchise tax was 3.22 percent gross receipts tax on sales of electricity. The result of this change in law will be an annual reduction in excise taxes of approximately $160 million for Duke Energy Carolinas and approximately $110 million for Duke Energy Progress. HB 998 also increases sales tax on electricity from 3 percent to 7 percent effective July 1, 2014. HB 998 requires the NCUC to adjust retail electric rates for the elimination of the utility franchise tax, changes due to the increase in sales tax on electricity, and the resulting change in liability of utility companies under the general franchise tax.
Foreign Currency Translation
The local currencies of most of Duke Energy’s foreign operations have been determined to be their functional currencies. However, certain foreign operations’ functional currency has been determined to be the U.S. dollar, based on an assessment of the economic circumstances of the foreign operation. Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at period end. Translation adjustments resulting from changes in exchange rates are included in AOCI. Revenue and expense accounts are translated at average exchange rates during the year. Remeasurement gains and losses arising from balances and transactions denominated in currencies other than the local currency are included in the results of operations when they occur.
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by regulators in conjunction with merger transaction approvals, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2014 and 2013, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

New Accounting Standards
The new accounting standards that were adopted for 2014, 2013 and 2012 had no significant impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. Disclosures have been enhanced to provide a discussion and tables on derivative contracts subject to enforceable master netting agreements and a table of quantitative disclosures about unobservable inputs. See Notes 14 and 16 for further information.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by the Duke Energy Registrants, as of December 31, 2014.
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
For the Duke Energy Registrants, this guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2015. This guidance will also result in increased disclosures for discontinued operations or disposals of individually significant components that are not classified as discontinued operations. In general, this guidance is likely to result in fewer disposals of assets qualifying as discontinued operations.
ASC 606 — Revenue from Contracts with Customers. In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
For the Duke Energy Registrants, this guidance is effective for interim and annual periods beginning January 1, 2017. Duke Energy is currently evaluating the requirements. The ultimate impact of the new standard has not yet been determined.
2. ACQUISITIONS, DISPOSITIONS AND SALES OF OTHER ASSETS
ACQUISITIONS
The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.
Purchase of NCEMPA's Generation
On September 5, 2014, Duke Energy Progress executed an agreement to purchase North Carolina Eastern Municipal Power Agency’s (NCEMPA) ownership interests in certain generating assets jointly owned with and operated by Duke Energy Progress. The agreement provides for the acquisition of a total of approximately 700 megawatts (MW) at Brunswick Nuclear Station (Brunswick), Shearon Harris Nuclear Station (Harris), Mayo Steam Station and Roxboro Steam Station. The purchase price for the ownership interest and fuel and spare parts inventory is approximately $1.2 billion. Under the agreement, Duke Energy Progress and NCEMPA will enter into a 30-year wholesale power supply agreement to continue meeting the needs of NCEMPA’s customers. Closing of the transaction is subject to certain conditions, including state and federal regulatory approvals and legislative action required prior to completing the transaction. On December 9, 2014, the FERC approved Duke Energy Progress' request to purchase NCEMPA's interests in the generation assets, approved Duke Energy Progress' 30-year wholesale power supply agreement with NCEMPA, and approved Duke Energy Progress' inclusion of the acquisition adjustment resulting from the asset purchase in wholesale power formula rates. The transaction is expected to close by the end of 2015 or early 2016.
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

Purchase Price
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
Additionally, the February 5, 2013 announcement of the decision to retire Crystal River Unit 3 reflected additional information related to facts and circumstances existing as of the acquisition date. See Note 4 for additional information related to Crystal River Unit 3. As such, Duke Energy presents assets acquired and liabilities assumed as if the retirement of Crystal River Unit 3 occurred on the acquisition date.
The majority of Progress Energy’s operations are subject to the rate-setting authority of the FERC, NCUC, PSCSC, and FPSC and are accounted for pursuant to U.S. GAAP, including the accounting guidance for regulated operations. Rate-setting and cost recovery provisions currently in place for Progress Energy’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Except for long-term debt, asset retirement obligations, capital leases, pension and other post-retirement benefit obligations (OPEB), and the wholesale portion of Crystal River Unit 3, fair values of tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values. Accordingly, assets acquired and liabilities assumed and pro forma financial information do not reflect any net adjustments related to these amounts. The difference between fair value and pre-merger carrying amounts for long-term debt, asset retirement obligations, capital leases and pension and OPEB plans for regulated operations were recorded as Regulatory assets.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Pro Forma Financial Information
The following unaudited pro forma financial information reflects the consolidated results of operations of Duke Energy and the amortization of purchase price adjustments assuming the merger had taken place on January 1, 2012. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or future consolidated results of operations of Duke Energy.
Non-recurring merger consummation, integration and other costs incurred by Duke Energy and Progress Energy during the period have been excluded from pro forma earnings presented below. After-tax non-recurring merger consummation, integration and other costs incurred by both Duke Energy and Progress Energy were $413 million for the year ended 2012. The pro forma financial information also excludes potential future cost savings or non-recurring charges related to the merger.

Year Ended December 31,
(in millions, except per share amounts)	2012
Revenues	$23,976
Net Income Attributable to Duke Energy Corporation	2,417
Basic and Diluted Earnings Per Share	3.43
Accounting Charges Related to the Merger Consummation
The following pretax consummation charges were recognized upon closing of the merger and are included in the Duke Energy Registrants’ Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
FERC Mitigation	$117	$46	$71	$71	$—	$—	$—
Severance costs	196	63	82	55	27	21	18
Community support, charitable contributions and other	169	79	74	63	11	7	6
Total	$482	$188	$227	$189	$38	$28	$24
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
Chilean Operations
In December 2012, Duke Energy acquired Iberoamericana de Energía Ibener, S.A. (Ibener) of Santiago, Chile, for cash consideration of $415 million. This acquisition included the 140 MW Duqueco hydroelectric generation complex consisting of two run-of-the-river plants located in southern Chile. Purchase price allocation consisted primarily of $383 million of property, plant and equipment, $30 million of intangible assets, $57 million of deferred income tax liabilities, $54 million of goodwill and $8 million of working capital.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DISPOSITIONS
Midwest Generation Exit
On August 21, 2014, Duke Energy Commercial Enterprises, Inc., an indirect wholly owned subsidiary of Duke Energy Corporation, and Duke Energy SAM, LLC, a wholly owned subsidiary of Duke Energy Ohio, entered into a PSA with a subsidiary of Dynegy whereby Dynegy will acquire Duke Energy’s Disposal Group for approximately $2.8 billion in cash subject to adjustments at closing for changes in working capital and capital expenditures. The completion of the transaction is conditioned on approval by FERC. On January 16, 2015, FERC issued a letter requesting additional information in connection with the transaction application. The request was for further economic analysis relating to the combined market power impacts of the proposed transaction and Dynegy's simultaneous acquisition of other assets in the PJM Interconnection, LLC (PJM) market, and information relating to rate protections for Dynegy's customers. On February 6, 2015, Duke Energy and Dynegy made two filings with FERC. The first filing provided additional information requested by FERC. The second filing provided information related to Dynegy's settlement agreement with the Independent Market Monitor for PJM, which no longer opposes the proposed transaction. The transaction is expected to close by the end of the second quarter of 2015.
The Disposal Group is included in the Commercial Power segment. The following table presents information related to the Duke Energy Ohio generation plants included in the Disposal Group.

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity(c)	Owned MW Capacity(c)	Ownership Interest
Stuart(a)(b)	Fossil Steam	Coal	OH	2,308	900	39%
Zimmer(a)	Fossil Steam	Coal	OH	1,300	605	46.5%
Hanging Rock	Combined Cycle	Gas	OH	1,226	1,226	100%
Miami Fort (Units 7 and 8)(a)	Fossil Steam	Coal	OH	1,020	652	64%
Conesville(a)(b)	Fossil Steam	Coal	OH	780	312	40%
Washington	Combined Cycle	Gas	OH	617	617	100%
Fayette	Combined Cycle	Gas	PA	614	614	100%
Killen(a)(b)	Fossil Steam	Coal	OH	600	198	33%
Lee	Combustion Turbine	Gas	IL	568	568	100%
Dick's Creek	Combustion Turbine	Gas	OH	136	136	100%
Miami Fort	Combustion Turbine	Oil	OH	56	56	100%
Total Midwest Generation				9,225	5,884

(a)	Jointly owned with American Electric Power Generation Resources and/or The Dayton Power & Light Company.

(b)	Station is not operated by Duke Energy Ohio.

(c)	Total MW capacity is based on summer capacity.
The Disposal Group also includes a retail sales business owned by Duke Energy. In the second quarter of 2014, Duke Energy Ohio removed Ohio Valley Electric Corporation's (OVEC) purchase power agreement from the Disposal Group as it no longer intended to sell it with the Disposal Group. Duke Energy Ohio has requested cost-based recovery of its contractual entitlement in OVEC in its 2014 Electric Security Plan (ESP) application filed on May 29, 2014. See Note 4 for information related to the 2014 ESP.
The assets and associated liabilities of the Disposal Group are classified as held for sale in Duke Energy's and Duke Energy Ohio's Consolidated Balance Sheets at December 31, 2014.
The results of operations of the Disposal Group are classified as discontinued operations for current and prior periods in the accompanying Consolidated Statements of Operations and Comprehensive Income. Certain immaterial costs that that may be eliminated as a result of the sale have remained in continuing operations. The following table presents the results of discontinued operations.
Duke Energy

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating Revenues	$1,748	$1,885	$1,771
Estimated loss on disposition	(929)	—	—

(Loss) Income before income taxes	$(818)	$141	$227
Income tax (benefit) expense	(294)	56	82
(Loss) Income from discontinued operations of the Disposal Group	(524)	85	145
Other, net of tax(a)	(52)	1	26
(Loss) Income from Discontinued Operations, net of tax	$(576)	$86	$171

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Other discontinued operations relate to prior sales of businesses and includes indemnifications provided for certain legal, tax and environmental matters, and foreign currency translation adjustments.
Duke Energy Ohio

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating Revenues	$1,299	$1,503	$1,435
Estimated loss on disposition	(959)	—	—

(Loss) Income before income taxes	$(863)	$67	$195
Income tax (benefit) expense	(300)	32	65
(Loss) Income from Discontinued Operations, net of tax	$(563)	$35	$130
The Duke Energy and Duke Energy Ohio held for sale assets include net pretax impairments of approximately $929 million and $959 million, respectively, for the year ended December 31, 2014. The impairment was recorded to write-down the carrying amount of the assets to the estimated fair value of the business, based on the expected selling price to Dynegy less cost to sell. These losses were included in (Loss) Income from Discontinued Operations, net of tax in the Consolidated Statements of Operations and Comprehensive Income. The impairment will be updated, if necessary, based on the final sales price, after any adjustments at closing for working capital and capital expenditures.
Commercial Power has a revolving credit agreement (RCA) to support the operations of the nonregulated Midwest generation business. Interest expense associated with the RCA has been allocated to discontinued operations. No other interest expense related to corporate level debt has been allocated to discontinued operations.
The following table presents the Disposal Group's carrying values in the Consolidated Balance Sheets' major classes of Assets held for sale.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Ohio
Current assets	$364	$316
Investments and other assets	52	46
Property, plant and equipment	2,590	2,559
Total assets held for sale	$3,006	$2,921
Current liabilities	$262	$246
Deferred credits and other liabilities	35	34
Total liabilities associated with assets held for sale	$297	$280
Duke Energy Ohio may continue to have transactions with the Disposal Group after the divestiture is complete depending on when the transaction closes. Duke Energy Ohio has a power purchase agreement with the Disposal Group, which extends through May 2015, for a portion of its standard service offer (SSO) supply requirement. In addition, for a period of up to 12 months, Duke Energy may provide transition services to Dynegy. Duke Energy will be reimbursed for transition services provided. The continuing cash flows are not expected to be material and are not considered direct cash flows. These arrangements do not allow Duke Energy or Duke Energy Ohio to significantly influence the operations of the Disposal Group once the sale is complete.
See Notes 4 and 5 for a discussion of contingencies related to the Disposal Group that will be retained by Duke Energy Ohio subsequent to the sale.
Vermillion Generating Station
On January 12, 2012, after receiving approvals from the FERC and IURC on August 12, 2011 and December 28, 2011, respectively, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its ownership interest in Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association, Inc. (WVPA). Upon closing of the sale, Duke Energy Indiana held a 62.5 percent interest in Vermillion. Duke Energy Ohio received net proceeds of $82 million, of which $68 million was paid by Duke Energy Indiana. Following the transaction, Duke Energy Indiana retired Gallagher Units 1 and 3 effective February 1, 2012.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Proceeds from WVPA are included in Net proceeds from the sales of other assets on Duke Energy Ohio’s Consolidated Statements of Cash Flows and Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable on Duke Energy’s Consolidated Statements of Cash Flows. The sale of the proportionate share of Vermillion to WVPA did not result in a significant gain or loss upon close of the transaction.
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
Duke Energy
Duke Energy has the following reportable operating segments: Regulated Utilities, International Energy and Commercial Power.
Regulated Utilities conducts operations primarily through Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana, and the regulated transmission and distribution operations of Duke Energy Ohio. These electric and natural gas operations are subject to the rules and regulations of the FERC, NCUC, PSCSC, FPSC, PUCO, IURC and KPSC. Substantially all of Regulated Utilities’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.
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
Commercial Power builds, develops and operates renewable generation and energy transmission projects throughout the continental U.S. As discussed in Note 2, Duke Energy entered into an agreement to sell Commercial Power's nonregulated Midwest generation business to Dynegy in a transaction that is expected to close during the second quarter of 2015. As a result of this divestiture, the results of operations of the nonregulated Midwest generation business have been reclassified to Discontinued Operations on the Consolidated Statements of Operations. Certain costs such as interest and general and administrative expenses previously allocated to the Disposal Group were not reclassified to discontinued operations.

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

	Year Ended December 31, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Total
Unaffiliated Revenues	$22,228	$1,417	$255	$23,900	$25	$—	$23,925
Intersegment Revenues	43	—	—	43	80	(123)	—
Total Revenues	$22,271	$1,417	$255	$23,943	$105	$(123)	$23,925
Interest Expense	$1,093	$93	$58	$1,244	$400	$(22)	$1,622
Depreciation and amortization	2,759	97	92	2,948	118	—	3,066
Equity in earnings of unconsolidated affiliates	(3)	120	10	127	3	—	130
Income tax expense (benefit)(a)	1,628	449	(171)	1,906	(237)	—	1,669
Segment income(b)(c)(d)	2,795	55	(55)	2,795	(334)	(10)	2,451
Add back noncontrolling interest component							14
Loss from discontinued operations, net of tax							(576)
Net income							$1,889
Capital investments expenditures and acquisitions	$4,744	$67	$555	$5,366	$162	$—	$5,528
Segment Assets	106,657	5,132	6,278	118,067	2,453	189	120,709

(a)
International Energy includes a tax adjustment of $373 million related to deferred tax impact resulting from the decision to repatriate all cumulative historical undistributed foreign earnings. See Note 22 for additional information.

(b)	Commercial Power recorded a pretax impairment charge of $94 million related to OVEC. See Note 11 for additional information.

(c)	Other includes costs to achieve the Progress Energy merger. See Notes 2 and 25 for additional information about the merger and related costs.

(d)	Regulated Utilities includes an increase in the litigation reserve related to the criminal investigation of the Dan River coal ash spill. See Note 5 for additional information.

	Year Ended December 31, 2013
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Total
Unaffiliated Revenues(a)(b)(c)	$20,871	$1,546	$254	$22,671	$85	$—	$22,756
Intersegment Revenues	39	—	6	45	90	(135)	—
Total Revenues	$20,910	$1,546	$260	$22,716	$175	$(135)	$22,756
Interest Expense	$986	$86	$61	$1,133	$416	$(6)	$1,543
Depreciation and amortization	2,323	100	110	2,533	135	—	2,668
Equity in earnings of unconsolidated affiliates	(1)	110	7	116	6	—	122
Income tax expense (benefit)	1,522	166	(148)	1,540	(335)	—	1,205
Segment income (a)(b)(c)(d)(e)(f)(g)	2,504	408	(88)	2,824	(238)	(12)	2,574
Add back noncontrolling interest component							16
Income from discontinued operations, net of tax							86
Net income							$2,676
Capital investments expenditures and acquisitions	$5,049	$67	$268	$5,384	$223	$—	$5,607
Segment Assets	99,884	4,998	6,955	111,837	2,754	188	114,779

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)
In May 2013, the PUCO approved a Duke Energy Ohio settlement agreement that provides for a net annual increase in electric distribution revenues beginning in May 2013. This rate increase impacts Regulated Utilities. See Note 4 for additional information.

(b)
In June 2013, NCUC approved a Duke Energy Progress settlement agreement that included an increase in rates in the first year beginning in June 2013. This rate increase impacts Regulated Utilities. See Note 4 for additional information.

(c)	In September 2013, Duke Energy Carolinas implemented revised customer rates approved by the NCUC and the PSCSC. These rate increases impact Regulated Utilities. See Note 4 for additional information.

(d)	Regulated Utilities recorded an impairment charge related to Duke Energy Florida's Crystal River Unit 3. See Note 4 for additional information.

(e)
Regulated Utilities recorded an impairment charge related to the letter Duke Energy Progress filed with the NRC requesting the NRC to suspend its review activities associated with the combined construction and operating license (COL) at the Harris site. Regulated Utilities also recorded an impairment charge related to the write-off of the wholesale portion of the Levy investments at Duke Energy Florida in accordance with the 2013 Settlement. See Note 4 for additional information.

(f)	Other includes costs to achieve the Progress Energy merger. See Notes 2 and 25 for additional information about the merger and related costs.

(g)	Other includes gain from the sale of Duke Energy's ownership interest in DukeNet. See Note 12 for additional information on the sale of DukeNet.

	Year Ended December 31, 2012
(in millions)	Regulated Utilities	International Energy	Commercial Power	Reportable Segments	Other	Eliminations	Total
Unaffiliated Revenues	$16,042	$1,549	$299	$17,890	$22	$—	$17,912
Intersegment Revenues	38	—	8	46	62	(108)	—
Total Revenues	$16,080	$1,549	$307	$17,936	$84	$(108)	$17,912
Interest Expense	$806	$77	$63	$946	$298	$—	$1,244
Depreciation and amortization	1,827	99	85	2,011	134	—	2,145
Equity in earnings of unconsolidated affiliates	(5)	134	14	143	5	—	148
Income tax expense (benefit)	942	149	(82)	1,009	(386)	—	623
Segment income (a)(b)	1,744	439	(59)	2,124	(523)	(8)	1,593
Add back noncontrolling interest component							18
Income from discontinued operations, net of tax							171
Net income							$1,782
Capital investments expenditures and acquisitions	$4,220	$551	$1,038	$5,809	$149	$—	$5,958
Segment Assets	98,162	5,406	6,992	110,560	3,126	170	113,856

(a)	Regulated Utilities recorded charges related to Duke Energy Indiana's Integrated Gasification Combined Cycle
(IGCC) project. See Note 4 for additional information about these charges. Regulated Utilities also recorded the reversal of expenses of $60 million, net of tax, related to a prior year Voluntary Opportunity Plan in accordance with Duke Energy Carolinas' 2011 rate case. See Note 19 for additional information about these expenses.

(b)	Other includes costs to achieve the Progress Energy merger. See Notes 2 and 25 for additional information about the merger and related costs.

Geographical Information

(in millions)	U.S.	Latin America(a)	Consolidated
2014
Consolidated revenues	$22,508	$1,417	$23,925
Consolidated long-lived assets	80,709	2,458	83,167
2013
Consolidated revenues	$21,211	$1,545	$22,756
Consolidated long-lived assets	78,581	2,781	81,362
2012
Consolidated revenues	$16,366	$1,546	$17,912
Consolidated long-lived assets	79,144	2,467	81,611

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Change in amounts of long-lived assets in Latin America includes foreign currency translation adjustments on property, plant and equipment and other long-lived asset balances.
Products and Services

(in millions)	Retail Electric	Wholesale Electric	Retail Natural Gas	Wholesale Natural Gas	Other	Total Revenues
2014
Regulated Utilities	$19,007	$1,879	$571	$—	$814	$22,271
International Energy	—	1,326	—	91	—	1,417
Commercial Power	—	255	—	—	—	255
Total Reportable Segments	$19,007	$3,460	$571	$91	$814	$23,943
2013
Regulated Utilities	$17,837	$1,720	$506	$—	$847	$20,910
International Energy	—	1,447	—	99	—	1,546
Commercial Power	—	260	—	—	—	260
Total Reportable Segments	$17,837	$3,427	$506	$99	$847	$22,716
2012
Regulated Utilities	$13,773	$1,120	$470	$—	$717	$16,080
International Energy	—	1,444	—	105	—	1,549
Commercial Power	—	307	—	—	—	307
Total Reportable Segments	$13,773	$2,871	$470	$105	$717	$17,936
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
As discussed in Note 2, Duke Energy entered into an agreement to sell Commercial Power's nonregulated Midwest generation business to Dynegy in a transaction that is expected to close in the second quarter of 2015. As a result of this divestiture, the results of operations of the nonregulated Midwest generation business have been reclassified to Discontinued Operations on the Consolidated Statements of Operations and Comprehensive Income. Amounts remaining in Commercial Power relate to assets not included in the Disposal Group. Certain costs such as interest and general and administrative expenses previously allocated to the Disposal Group were not reclassified to discontinued operations.
The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy. See Note 13 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Year Ended December 31, 2014
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Total
Unaffiliated revenues	$1,894	$19	$1,913	$—	$—	$1,913
Intersegment revenues	1	—	1	—	(1)	—
Total revenues	$1,895	$19	$1,914	$—	$(1)	$1,913
Interest expense	$81	$5	$86	$—	$—	$86
Depreciation and amortization	211	2	213	1	—	214
Income tax expense (benefit)	117	(67)	50	(7)	—	43
Segment income (loss)(a)	202	(121)	81	(13)	—	68
Income from discontinued operations, net of tax						(563)
Net loss						$(495)
Capital expenditures	$300	$22	$322	$—	$—	$322
Segment assets	6,908	3,187	10,095	134	(230)	9,999

(a)	Commercial Power recorded a pretax impairment charge of $94 million related to OVEC. See Note 11 for additional information.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2013
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Total
Unaffiliated revenues	$1,765	$40	$1,805	$—	$—	$1,805
Total revenues	$1,765	$40	$1,805	$—	$—	$1,805
Interest expense	$74	$—	$74	$—	$—	$74
Depreciation and amortization	200	13	213	—	—	213
Income tax expense (benefit)	91	(36)	55	(12)	—	43
Segment income (loss)	151	(65)	86	(19)	—	67
Income from discontinued operations, net of tax						35
Net income						$102
Capital expenditures	$375	$58	$433	$—	$—	$433
Segment assets	6,649	4,170	10,819	99	(155)	10,763

	Year Ended December 31, 2012
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Total
Unaffiliated revenues	$1,745	$75	$1,820	$—	$—	$1,820
Intersegment revenues	1	1	2	—	(2)	—
Total revenues	$1,746	$76	$1,822	$—	$(2)	$1,820
Interest expense	$61	$28	$89	$—	$—	$89
Depreciation and amortization	179	16	195	—	—	195
Income tax expense (benefit)	91	(40)	51	(18)	—	33
Segment income (loss)	159	(80)	79	(34)	—	45
Income from discontinued operations, net of tax						130
Net income						$175
Capital expenditures	$427	$87	$514	$—	$—	$514
Segment assets	6,434	4,175	10,609	117	(166)	10,560
DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana each have one reportable operating segment, Regulated Utility, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $241 million, $300 million and $304 million for the years ended December 31, 2014, 2013 and 2012. The following table summarizes the net loss for Other for each of these entities.

	Years Ended December 31,
(in millions)	2014	2013	2012
Duke Energy Carolinas	$(79)	$(97)	$(169)
Progress Energy	(190)	(241)	(379)
Duke Energy Progress	(31)	(46)	(139)
Duke Energy Florida	(19)	(24)	(58)
Duke Energy Indiana	(11)	(16)	(27)
Duke Energy Progress earned approximately 11 percent of its consolidated operating revenues from North Carolina Electric Membership Corporation (NCEMC) in 2014. These revenues relate to wholesale contracts and transmission revenues. The respective Regulated Utility and Regulated Utilities operating segments own substantially all of Duke Energy Carolinas’, Progress Energy’s, Duke Energy Progress’, Duke Energy Florida’s and Duke Energy Indiana’s assets at December 31, 2014, 2013 and 2012.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

4. REGULATORY MATTERS
Regulatory Assets and Liabilities
The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.
The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Assets
Asset retirement obligations	$3,017	$907	$1,882	$1,584	$298	$—	$—
Accrued pension and OPEB	2,015	412	812	354	458	132	217
Retired generation facilities	1,659	58	1,545	152	1,393	—	56
Debt fair value adjustment	1,305	—	—	—	—	—	—
Net regulatory asset related to income taxes	1,144	614	354	141	213	64	111
Hedge costs and other deferrals	628	103	490	217	273	7	28
Demand side management (DSM)/Energy efficiency (EE)	330	106	203	193	10	21	—
Grid Modernization	76	—	—	—	—	76	—
Vacation accrual	213	86	46	46	—	6	12
Deferred fuel	246	50	182	138	44	9	5
Nuclear deferral	296	141	155	43	112	—	—
Post-in-service carrying costs and deferred operating expenses	494	124	121	28	93	21	228
Gasification services agreement buyout	55	—	—	—	—	—	55
Transmission expansion obligation	70	—	—	—	—	74	—
Manufactured gas plant (MGP)	115	—	—	—	—	115	—
Other	494	263	109	66	42	36	66
Total regulatory assets	12,157	2,864	5,899	2,962	2,936	561	778
Less: current portion	1,115	399	491	287	203	49	93
Total non-current regulatory assets	$11,042	$2,465	$5,408	$2,675	$2,733	$512	$685

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Liabilities
Costs of removal	$5,221	$2,420	$1,975	$1,692	$283	$222	$613
Amounts to be refunded to customers	166	—	70	—	70	—	96
Storm reserve	150	25	125	—	125	—	—
Accrued pension and OPEB	379	76	121	61	60	19	91
Deferred fuel	37	6	23	23	—	—	8
Other	444	217	171	127	44	10	42
Total regulatory liabilities	6,397	2,744	2,485	1,903	582	251	850
Less: current portion	204	34	106	71	35	10	54
Total non-current regulatory liabilities	$6,193	$2,710	$2,379	$1,832	$547	$241	$796

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Assets
Asset retirement obligations	$1,608	$123	786	$389	$397	$—	$—
Accrued pension and OPEB	1,723	347	750	269	438	120	219
Retired generation facilities	1,748	68	1,619	241	1,378	—	61
Debt fair value adjustment	1,338	—	—	—	—	—	—
Net regulatory asset related to income taxes	1,115	555	331	113	218	72	157
Hedge costs and other deferrals	450	98	318	165	153	5	29
DSM/EE	306	140	152	140	12	14	—
Grid Modernization	65	—	—	—	—	65	—
Vacation accrual	210	82	55	50	—	7	13
Deferred fuel	94	—	37	6	31	14	43
Nuclear deferral	262	40	222	77	145	—	—
Post-in-service carrying costs and deferred operating expenses	459	150	137	19	118	21	151
Gasification services agreement buyout	75	—	—	—	—	—	75
Transmission expansion obligation	70	—	—	—	—	74	—
MGP	90	—	—	—	—	90	—
Other	473	219	101	42	60	46	87
Total regulatory assets	10,086	1,822	4,508	1,511	2,950	528	835
Less: current portion	895	295	353	127	221	57	118
Total non-current regulatory assets	$9,191	$1,527	$4,155	$1,384	$2,729	$471	$717

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Liabilities
Costs of removal	$5,308	$2,423	$2,008	$1,637	$371	$241	$645
Amounts to be refunded to customers	151	—	120	—	120	—	31
Storm reserve	145	20	125	—	125	—	—
Accrued pension and OPEB	138	—	—	—	—	21	77
Deferred fuel	177	45	132	—	132	—	—
Other	346	153	114	99	14	27	45
Total regulatory liabilities	6,265	2,641	2,499	1,736	762	289	798
Less: current portion	316	65	207	63	144	27	16
Total non-current regulatory liabilities	$5,949	$2,576	$2,292	$1,673	$618	$262	$782
Descriptions of regulatory assets and liabilities, summarized in the tables above, as well as their recovery and amortization periods follow. Items are excluded from rate base unless otherwise noted.
Asset retirement obligations. Represents legal obligations associated with the future retirement of property, plant and equipment. Asset retirement obligations relate primarily to decommissioning nuclear power facilities and closure of ash basins in North Carolina and South Carolina. No return is currently earned on these balances. The recovery period for costs related to nuclear facilities runs through the decommissioning period of each nuclear unit, the latest of which is currently estimated to be 2097. The recovery period for costs related to ash basin closures has not yet been determined. See Notes 1 and 9 for additional information.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Retired generation facilities. Duke Energy Florida earns a reduced return on a substantial portion of the amount of regulatory asset associated with the retirement of Crystal River Unit 3 not included in rate base and a full return on a portion of the retired plant currently recovered in the nuclear cost recovery clause (NCRC). Once included in base rates the amount will be amortized over 20 years. Duke Energy Carolinas earns a return on the outstanding retail balance with recovery periods ranging from 5 to 10 years. Duke Energy Progress earns a return on the outstanding balance with recovery over a period of 10 years for retail purposes and over the longer of 10 years or the previously estimated planned retirement date for wholesale purposes. Duke Energy Indiana earns a return on the outstanding balances and the costs are included in rate base.
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
DSM/EE. The recovery period varies for these costs, with some currently unknown. Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida are required to pay interest on the outstanding liability balance. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida collect a return on DSM/EE investments.
Grid Modernization. Represents deferred depreciation and operating expenses as well as carrying costs on the portion of capital expenditures placed in service but not yet reflected in retail rates as plant in service. Recovery period is generally one year for depreciation and operating expenses. Recovery for post-in-service carrying costs are over the life of the assets.
Vacation accrual. Generally recovered within one year.
Deferred fuel. Deferred fuel costs represent certain energy costs that are recoverable or refundable as approved by the applicable regulatory body. Duke Energy Florida amount includes capacity costs. Duke Energy Florida and Duke Energy Ohio earn a return on under-recovered costs. Duke Energy Florida and Duke Energy Ohio pay interest on over-recovered costs. Duke Energy Carolinas and Duke Energy Progress pay interest on over-recovered costs in North Carolina. Recovery period is generally over one year. Duke Energy Indiana recovery period is quarterly.
Nuclear deferral. Includes (i) amounts related to levelizing nuclear plant outage costs at Duke Energy Carolinas in North Carolina and South Carolina, and Duke Energy Progress in North Carolina, which allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, resulting in the deferral of operations and maintenance costs associated with refueling and (ii) certain deferred preconstruction and carrying costs at Duke Energy Florida as approved by the FPSC primarily associated with Levy, currently expected to be recovered in revenues by the end of 2017.
Post-in-service carrying costs and deferred operating expenses. Represents deferred depreciation and operating expenses as well as carrying costs on the portion of capital expenditures placed in service but not yet reflected in retail rates as plant in service. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana earn a return on the outstanding balance. Duke Energy Florida earns a return at a reduced rate. For Duke Energy Ohio and Duke Energy Indiana, some amounts are included in rate base. Recovery is over various lives, and the latest recovery period is 2081.
Gasification services agreement buyout. The IURC authorized Duke Energy Indiana to recover costs incurred to buyout a gasification services agreement, including carrying costs through 2018.
Transmission expansion obligation. Represents transmission expansion obligations related to Duke Energy Ohio’s withdrawal from Midcontinent Independent System Operator, Inc. (MISO).
MGP. Represents remediation costs for former MGP sites. In November 2013, the PUCO approved recovery of these costs through 2018. Duke Energy Ohio does not earn a return on these costs. See Note 5 for additional information.
Costs of removal. Represents funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired. Also includes certain deferred gains on NDTF investments.
Amounts to be refunded to customers. Represents required rate reductions to retail customers by the applicable regulatory body. The refund period is through 2016 for Duke Energy Florida and through 2017 for Duke Energy Indiana.
Storm reserve. Duke Energy Carolinas and Duke Energy Florida are allowed to petition the PSCSC and FPSC, respectively, to seek recovery of named storms. Funds are used to offset future incurred costs.
Restrictions on the Ability of Certain Subsidiaries to Make Dividends, Advances and Loans to Duke Energy
As a condition to the approval of merger transactions, the NCUC, PSCSC, PUCO, KPSC and IURC imposed conditions on the ability of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Certain subsidiaries may transfer funds to Duke Energy Corporation Holding Company (the parent) by obtaining approval of the respective state regulatory commissions. These conditions imposed restrictions on the ability of the public utility subsidiaries to pay cash dividends as discussed below.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation which, in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2014.
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
The restrictions discussed above were less than 25 percent of Duke Energy's net assets at December 31, 2014.
Rate Related Information
The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and natural gas services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio and Indiana), as well as sales of transmission service.
Duke Energy Carolinas
2013 North Carolina Rate Case
On September 24, 2013, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase with minor modifications. The NCUC Public Staff (Public Staff) was a party to the settlement. The settling parties agreed to a three-year step-in rate increase, with the first two years providing for $204 million, or a 4.5 percent average increase in rates, and the third year providing for rates to be increased by an additional $30 million, or 0.6 percent. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) a $10 million shareholder contribution to agencies that provide energy assistance to low-income customers, and (iii) an annual reduction in the regulatory liability for costs of removal of $30 million for each of the first two years. Duke Energy Carolinas has agreed not to request additional base rate increases to be effective before September 2015. New rates went into effect on September 25, 2013.
On October 23, 2013, the North Carolina Attorney General (NCAG) appealed the rate of return and capital structure approved in the agreement. The NC Waste Awareness and Reduction Network (NC WARN) appealed various matters in the settlement on October 24, 2013. The North Carolina Supreme Court (NCSC) denied a motion to consolidate these appeals with other North Carolina rate case appeals involving Duke Energy Carolinas and Duke Energy Progress on March 13, 2014. Briefing concluded in this matter and oral argument occurred on September 8, 2014. On January 23, 2015, the NCSC affirmed the NCUC's September 24, 2013 order.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

2013 South Carolina Rate Case
On September 11, 2013, the PSCSC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. Parties to the settlement agreement were the Office of Regulatory Staff, Wal-Mart Stores East, LP and Sam’s East, Incorporated, the South Carolina Energy Users Committee, Public Works of the City of Spartanburg, South Carolina and the South Carolina Small Business Chamber of Commerce. The parties agreed to a two-year step-in rate increase, with the first year providing for approximately $80 million, or a 5.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $38 million, or 2.6 percent. The settlement agreement is based upon a return on equity of 10.2 percent and a 53 percent equity component of the capital structure. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) approximately $4 million of contributions to agencies that provide energy assistance to low-income customers and for economic development, and (iii) a reduction in the regulatory liability for costs of removal of $45 million for the first year. Duke Energy Carolinas has agreed not to request additional base rate increases to be effective before September 2015. New rates went into effect on September 18, 2013.
2011 North Carolina Rate Case
On January 27, 2012, the NCUC approved a settlement agreement related to Duke Energy Carolinas’ request for a rate increase. On October 23, 2013, the NCUC issued a second order in the case reaffirming the rate of return approved in the settlement agreement, in response to an appeal by the NCAG. On November 21, 2013, the NCAG appealed the NCUC's October 2013 order. On December 19, 2014, the NCSC affirmed the NCUC's October 2013 order concluding the appeal.
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and NCEMC a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined cycle natural gas-fired generating plant at its existing William States Lee Generating Station in Anderson, South Carolina. On May 16, 2014, Duke Energy Carolinas announced its intention to begin construction in summer 2015 and estimated a cost to build of $600 million for its share of the facility, including AFUDC. The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League and Southern Alliance for Clean Energy jointly filed a Notice of Appeal with the Court of Appeals of South Carolina seeking the court's review of the PSCSC's decision. Duke Energy Carolinas' initial brief in support of the PSCSC's order granting the CECPCN was filed on January 12, 2015. Duke Energy Carolinas cannot predict the outcome of this matter.
William States Lee III Nuclear Station
In December 2007, Duke Energy Carolinas applied to the NRC for a COL for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Submitting the COL application did not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC concurred with the prudency of Duke Energy Carolinas incurring certain project development and pre-construction costs, although recovery of costs is not guaranteed. Duke Energy Carolinas has incurred approximately $427 million, including AFUDC through December 31, 2014. This amount is included in Net property, plant and equipment on Duke Energy Carolinas’ Consolidated Balance Sheets.
Design changes have been identified in the Westinghouse AP1000 certified design that must be addressed before NRC can complete its review of the Lee Nuclear Station COL application. These design changes set the schedule for completion of the NRC COL application review and issuance of the Lee COL. Receipt of the Lee Nuclear Station COL is currently expected by mid-2016.
Duke Energy Progress
2012 North Carolina Rate Case
On May 30, 2013, the NCUC approved a settlement agreement related to Duke Energy Progress’ request for a rate increase. The Public Staff was a party to the settlement agreement. The settling parties agreed to a two-year step-in rate increase, with the first year providing for a $147 million, or a 4.5 percent average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or a 1.0 percent average increase in rates. The agreement is based upon a return on equity of 10.2 percent and an equity component of the capital structure of 53 percent. The settlement agreement (i) allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, (ii) a $20 million shareholder contribution to agencies that provide energy assistance to low-income customers, and (iii) a reduction in the regulatory liability for costs of removal of $20 million for the first year. The initial rate increase went into effect on June 1, 2013 and the step-in rate increase went into effect in June 2013.
On July 1, 2013, the NCAG appealed the NCUC’s approval of the rate of return and capital structure included in the agreement. NC WARN also appealed various matters in the settlement. On August 20, 2014, the NCSC affirmed the NCUC's order approving Duke Energy Progress' rate of return and capital structure concluding the appeal.
L.V. Sutton Combined Cycle Facility
Duke Energy Progress completed construction of a 625 MW combined cycle natural gas-fired generating facility at its existing L.V. Sutton Steam Station (Sutton) in New Hanover County, North Carolina. Sutton began commercial operations in the fourth quarter of 2013.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Shearon Harris Nuclear Station Expansion
In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse AP1000 reactors at Harris, which the NRC docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. As a result of the decision to suspend the COL applications, during the second quarter of 2013, Duke Energy Progress recorded a pretax impairment charge of $22 million which represented costs associated with the COL, which were not probable of recovery. As of December 31, 2014, approximately $48 million is recorded in Regulatory assets on Duke Energy Progress’ Consolidated Balance Sheets.
Wholesale Depreciation Rates
On April 19, 2013, Duke Energy Progress filed an application with FERC for acceptance of changes to generation depreciation rates and in August 2013 filed for acceptance of additional changes. These changes affect the rates of Duke Energy Progress' wholesale power customers that purchase or will purchase power under formula rates. Certain Duke Energy Progress wholesale customers filed interventions and protests. FERC accepted the depreciation rate changes, subject to refund, and set the matter for settlement and hearing in a consolidated proceeding. FERC further initiated an action with respect to the justness and reasonableness of the proposed rate changes. Settlement was reached in October 2014 for changes to the depreciation rates and conforming changes to the wholesale formula rates. FERC approved the settlement in December 2014. The agreement will have no material or adverse impact to the rates originally proposed by Duke Energy Progress, and Duke Energy Progress will receive cost recovery for early retired plants previously included in the depreciation rates.
Duke Energy Florida
FERC Transmission Return on Equity Complaint
On February 12, 2012, Seminole Electric Cooperative, Inc. and Florida Municipal Power Agency filed with FERC a complaint against Duke Energy Florida alleging that the current rate of return on equity in Duke Energy Florida's transmission formula rates of 10.8 percent is unjust and unreasonable and should be reduced to 9.02 percent. The complainants further alleged that return on equity adjustments should take effect retroactive to January 1, 2010 under the governing transmission formula rate protocols. On May 13, 2013, the complainants filed a second complaint alleging that the return on equity should be reduced to 8.63 percent or 8.84 percent. On June 19, 2014, FERC issued orders consolidating the two complaints, setting them for settlement and hearing procedures, setting refund effective dates of February 29, 2012 for the first complaint and May 13, 2013 for the second complaint, and setting for settlement and hearing the issue of whether return on equity adjustments should take effect prior to the refund effective date of the first complaint. On August 12, 2014, the complainants filed a third complaint alleging that the return on equity should be 8.69 percent. On December 5, 2014, FERC issued an order consolidating the third complaint with the first two complaints for the purposes of settlement, hearing, and decision, and establishing a refund effective date of August 12, 2014 for the third complaint. The parties are engaged in settlement discussions. Duke Energy Florida cannot predict the outcome of this matter.
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
Crystal River Unit 3
On February 5, 2013, Duke Energy Florida announced the retirement of Crystal River Unit 3. On February 20, 2013, Duke Energy Florida filed with the NRC a certification of permanent cessation of power operations and permanent removal of fuel from the reactor vessel. In December 2013, and March 2014, Duke Energy Florida filed an updated site-specific decommissioning plan with the NRC and FPSC, respectively. The plan, which was approved by the FPSC in November 2014, included a decommissioning cost estimate of $1,180 million, including amounts applicable to joint owners, under the SAFSTOR option. Duke Energy Florida’s decommissioning study assumes Crystal River Unit 3 will be in SAFSTOR configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities to be completed by 2073. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three accepted approaches to decommissioning approved by the NRC.
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
Included in this recovery, but not subject to the cap, are costs of building an independent spent fuel storage installation (ISFSI). The return rate will be based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent. The return rate is subject to change if the return on equity changes in the future. In December 2014, the FPSC approved Duke Energy Florida's decision to construct the ISFSI and approved Duke Energy Florida's request to defer amortization of the ISFSI pending resolution of its litigation against the federal government as a result of the Department of Energy's breach of its obligation to accept spent nuclear fuel. The regulatory asset associated with the original power uprate project to increase generating capacity will continue to be recovered through the Nuclear Cost Recovery Clause over an estimated seven-year period that began in 2013.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Through December 31, 2014, Duke Energy Florida deferred $1,377 million for rate recovery related to Crystal River Unit 3, which is subject to the rate recovery cap in the 2013 Settlement. In addition, Duke Energy Florida deferred $260 million for recovery associated with building an ISFSI and the original uprate project, which is not subject to the rate recovery cap discussed above. Duke Energy Florida does not expect the Crystal River Unit 3 costs to exceed the cap.
Customer Rate Matters
Pursuant to the 2013 Settlement, Duke Energy Florida will maintain base rates at the current level through the last billing period of 2018, subject to the return on equity range of 9.5 percent to 11.5 percent, with exceptions for base rate increases for the recovery of the Crystal River Unit 3 regulatory asset beginning no later than 2017 and base rate increases for new generation through 2018, per the provisions of the 2013 Settlement. Duke Energy Florida is not required to file a depreciation study, fossil dismantlement study or nuclear decommissioning study until the earlier of the next rate case filing or March 31, 2019. The 2012 Settlement provided for a $150 million increase in base revenue effective with the first billing cycle of January 2013. Costs associated with Crystal River Unit 3 investments were removed from retail rate base effective with the first billing cycle of January 2013. Duke Energy Florida is accruing, for future rate-setting purposes, a carrying charge on the Crystal River Unit 3 investment until the Crystal River Unit 3 regulatory asset is recovered in base rates. If Duke Energy Florida’s retail base rate earnings fall below the return on equity range, as reported on a FPSC-adjusted or pro forma basis on a monthly earnings surveillance report, it may petition the FPSC to amend its base rates during the term of the 2013 Settlement.
Duke Energy Florida agreed to refund $388 million to retail customers through its fuel clause, as required by the 2012 Settlement. At December 31, 2014, $120 million remains to be refunded, of which $50 million credit is recorded in Regulatory assets within Current Assets as an offset to deferred fuel and $70 million is recorded in Regulatory liabilities in Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
Levy
On July 28, 2008, Duke Energy Florida applied to the NRC for a COL for two Westinghouse AP1000 reactors at Levy. In 2008, the FPSC granted Duke Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule, together with the associated facilities, including transmission lines and substation facilities. Design changes have been identified in the Westinghouse AP1000 certified design that must be addressed before the NRC can complete its review of the Levy COL application. These design changes set the schedule for completion of the NRC COL application review and issuance of the Levy COL. Based on the current review schedule, the Levy COL is currently expected by mid-2016.
On January 28, 2014, Duke Energy Florida terminated the Levy engineering, procurement and construction agreement (EPC). Duke Energy Florida may be required to pay for work performed under the EPC and to bring existing work to an orderly conclusion, including but not limited to costs to demobilize and cancel certain equipment and material orders placed. As of December 31, 2014, Duke Energy Florida has recorded an exit obligation of $25 million for the termination of the EPC. This liability was recorded within Other in Deferred Credits and Other Liabilities with an offset primarily to Regulatory assets on the Consolidated Balance Sheets. Duke Energy Florida is allowed to recover reasonable and prudent EPC cancellation costs from its retail customers.
The 2012 Settlement provided that Duke Energy Florida include the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. In accordance with the 2013 Settlement, Duke Energy Florida ceased amortization of the wholesale allocation of Levy investments against retail rates. In the second quarter of 2013, Duke Energy Florida recorded a pretax charge of $65 million to write off the wholesale portion of Levy investments. This amount is included in Impairment charges on Duke Energy Florida's Statements of Operations and Comprehensive Income.
On October 27, 2014, the FPSC approved Duke Energy Florida rates for 2015 for Levy as filed and consistent with those established in the 2013 Revised and Restated Settlement Agreement. Recovery of the remaining retail portion of the project costs may occur over five years from 2013 through 2017. Duke Energy Florida has an ongoing responsibility to demonstrate prudency related to the wind down of the Levy investment and the potential for salvage of Levy assets. As of December 31, 2014, Duke Energy Florida has a net uncollected investment in Levy of approximately $180 million, including AFUDC. Of this amount, $91 million related to land and the COL is included in Net, property, plant and equipment and will be recovered through base rates and $89 million is included in Regulatory assets within Current Assets on the Consolidated Balance Sheets and will be recovered through the NCRC.
Crystal River 1 and 2 Coal Units
Duke Energy Florida has evaluated Crystal River 1 and 2 coal units for retirement in order to comply with certain environmental regulations. Based on this evaluation, those units will likely be retired by 2018. Once those units are retired Duke Energy Florida will continue recovery of existing annual depreciation expense through the end of 2020. Beginning in 2021, Duke Energy Florida will be allowed to recover any remaining net book value of the assets from retail customers through the Capacity Cost Recovery Clause. In April 2014, the FPSC approved Duke Energy Florida's petition to allow for the recovery of prudently incurred costs to comply with the Mercury and Air Toxics Standard through the Environmental Cost Recovery Clause.
New Generation
The 2013 Settlement establishes a recovery mechanism for additional generation needs. This recovery mechanism, the Generation Base Rate Adjustment, allows recovery of prudent costs of these items through an increase in base rates, upon the in-service date of such assets, without a general rate case at a 10.5 percent return on equity.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

On May 27, 2014, Duke Energy Florida petitioned the FPSC for a Determination of Need to (i) construct a 1,640 MW combined cycle natural gas plant in Citrus County, Florida to be in service in 2018 with an estimated cost of $1.5 billion, (ii) construct a 320 MW combustion turbine plant at its existing Suwannee generating facility (Suwannee project) with an estimated cost of $197 million, and (iii) add inlet chilling to its existing Hines Energy Complex (Hines) combined cycle units which will increase the output of those units by 220 MW at an estimated cost of $160 million. These cost estimates include AFUDC. On August 26, 2014, Duke Energy Florida requested the FPSC withdraw consideration for the Suwannee project so that Duke Energy Florida could pursue further negotiations on an alternative power plant acquisition. On October 2, 2014, the FPSC approved the requests for the Citrus County plant and the uprate project at the Hines facility. Additional environmental and governmental approvals will be sought for the Citrus County project. The Hines uprate project is expected to be completed no later than 2017.
In December 2014, Duke Energy Florida and Osprey Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine) entered into an Asset Purchase and Sale Agreement for the purchase of a 599 MW combined cycle natural gas plant in Auburndale, Florida (Osprey Plant acquisition) for approximately $166 million. Closing is subject to the approval of FERC, FPSC and the expiration of the Hart Scott Rodino waiting period and is expected to occur by the first quarter of 2017 upon the expiration of an existing Power Purchase Agreement between Calpine and Duke Energy Florida. On January 30, 2015, Duke Energy Florida filed a petition with the FPSC requesting a determination that the Osprey Plant acquisition or, alternatively, the Suwannee project is the most cost effective generation alternative to meet Duke Energy Florida's remaining need prior to 2018.
Cost of Removal Reserve
The 2012 Settlement and the 2013 Settlement provide Duke Energy Florida the discretion to reduce cost of removal amortization expense for a certain portion of the cost of removal reserve until the earlier of its applicable cost of removal reserve reaches zero or the expiration of the 2013 Settlement. Duke Energy Florida may not reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range. Duke Energy Florida recognized a reduction in amortization expense of $114 million, and $178 million for the years ended December 31, 2013, and 2012 respectively. Duke Energy Florida had no cost of removal reserves eligible for amortization to income remaining at December 31, 2013.
Duke Energy Ohio
W.C. Beckjord Fuel Release
On August 18, 2014, approximately 9,000 gallons of fuel oil were inadvertently discharged into the Ohio River during a fuel oil transfer at the W.C. Beckjord generating plant. The Ohio Environmental Protection Agency (Ohio EPA) issued a Notice of Violation related to the discharge. Duke Energy Ohio is cooperating with the Ohio EPA, the EPA and the U.S. Attorney for the Southern District of Ohio, responding to a Request for Information from the EPA. No Notice of Violation has been issued by the EPA and no civil or criminal penalty amount has been established. Total repair and remediation costs related to the release are not expected to be material. Other costs related to the release, including state or federal civil enforcement proceedings, cannot be reasonably estimated at this time.
2014 Electric Security Plan (ESP)
On May 29, 2014, Duke Energy Ohio filed an application for approval of an SSO in the form of an ESP, effective June 1, 2015. The proposed ESP includes a competitive procurement process for SSO load, a distribution capital investment rider, a tracking mechanism for incremental distribution costs caused by major storms, and a cost-based recovery of Duke Energy Ohio’s contractual entitlement in OVEC. The proposed plan also seeks rate design modifications and continuance, revision, or termination of existing riders. An evidentiary hearing in this case concluded in November 2014 and final briefs were submitted in December 2014. Duke Energy Ohio cannot predict the outcome of this matter.
Capacity Rider Filing
On August 29, 2012, Duke Energy Ohio applied to the PUCO for the establishment of a charge for capacity provided pursuant to its obligations as a Fixed Resource Requirement entity. The charge, which was consistent with Ohio’s state compensation mechanism, was estimated to be approximately $729 million, and reflected Duke Energy Ohio’s embedded cost of capacity. On February 13, 2014, the PUCO denied Duke Energy Ohio’s request.
2012 Electric Rate Case
On May 1, 2013, the PUCO approved a settlement agreement between Duke Energy Ohio and all intervening parties (the Electric Settlement) related to Duke Energy Ohio’s electric distribution rate case. The Electric Settlement provides for a net increase in electric distribution revenues of $49 million, or an average increase of 2.9 percent, based upon a return on equity of 9.84 percent. Revised rates were effective in May 2013.
2012 Natural Gas Rate Case
On November 13, 2013, the PUCO issued an order approving a settlement among Duke Energy Ohio, the PUCO Staff and intervening parties (the Gas Settlement). The Gas Settlement provided for (i) no increase in base rates for natural gas distribution service and (ii) a return on equity of 9.84 percent. The Gas Settlement provided for a subsequent hearing on Duke Energy Ohio’s request for rider recovery of environmental remediation costs associated with its former MGP sites. After the conclusion of the evidentiary hearing and briefs, the PUCO authorized Duke Energy Ohio to recover $56 million, excluding carrying costs, of environmental remediation costs. The MGP rider became effective in April 2014 for a five-year period. On March 31, 2014, Duke Energy Ohio filed an application with the PUCO to adjust the MGP rider for investigation and remediation costs incurred in 2013. As of December 31, 2014, Duke Energy Ohio has a balance of $115 million in Regulatory assets in the Consolidated Balance Sheets related to MGP sites which includes the $56 million authorized for recovery in the rate case.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

On May 14, 2014, the Ohio Supreme Court granted certain consumer groups' motion to stay the MGP rider pending their appeals of the PUCO approval of the Gas Settlement and Duke Energy Ohio suspended billing of the MGP rider in June 2014. Amounts collected under the rider prior to suspension were immaterial. The appellants, the PUCO and Duke Energy Ohio all filed briefs addressing the merits of this matter with the Ohio Supreme Court. On July 29, 2014, the Ohio Supreme Court denied Duke Energy Ohio's motion to lift the stay, but required appellants to post a bond. The Ohio Supreme Court also requested briefs on the appropriate amount of the bond. On November 5, 2014, the Ohio Supreme Court ordered the Appellants to post a bond of approximately $2.5 million to continue the stay of the rider. The bond was to be posted within ten days or the stay would be lifted. The Appellants failed to post the required bond and on November 18, 2014, Duke Energy Ohio requested the PUCO to reinstate the MGP rider. The PUCO approved reinstatement of the rider on January 15, 2015 and Duke Energy Ohio began billings of the MGP rider. Duke Energy Ohio cannot predict the outcome of the appeals in this matter.
Regional Transmission Organization (RTO) Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from MISO to PJM, effective December 31, 2011.
On December 22, 2010, the KPSC approved Duke Energy Kentucky’s request to effect the RTO realignment, subject to a commitment not to seek double-recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.
On May 25, 2011, the PUCO approved a settlement between Duke Energy Ohio, Ohio Energy Group, the Office of the Ohio Consumers’ Counsel and the PUCO Staff related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Planning (MTEP) costs, including but not limited to Multi Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO.
Upon its exit from MISO on December 31, 2011, Duke Energy Ohio recorded a liability for its exit obligation and share of MTEP costs, excluding MVP. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Consolidated Balance Sheets.
The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO. As of December 31, 2014, $74 million is recorded as a Regulatory asset on Duke Energy Ohio's Consolidated Balance Sheets.

(in millions)	December 31, 2013	Provision / Adjustments	Cash Reductions	December 31, 2014
Duke Energy Ohio	$95	$3	$(4)	$94
MVP. MISO approved 17 MVP proposals prior to Duke Energy Ohio’s exit from MISO on December 31, 2011. Construction of these projects is expected to continue through 2020. Costs of these projects, including operating and maintenance costs, property and income taxes, depreciation and an allowed return, are allocated and billed to MISO transmission owners.
On December 29, 2011, MISO filed a tariff with the FERC providing for the allocation of MVP costs to a withdrawing owner based on monthly energy usage. The FERC set for hearing (i) whether MISO’s proposed cost allocation methodology to transmission owners who withdrew from MISO prior to January 1, 2012, is consistent with the tariff at the time of their withdrawal from MISO, and, (ii) if not, what the amount of and methodology for calculating any MVP cost responsibility should be. On July 16, 2013, a FERC Administrative Law Judge (ALJ) issued an initial decision. Under this initial decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio filed exceptions to the initial decision, requesting the FERC overturn the ALJ’s decision. After reviewing the initial decision, along with all exceptions and responses filed by the parties, the FERC will issue a final decision. Duke Energy Ohio fully intends to appeal to the federal court of appeals if the FERC affirms the ALJ’s decision. Duke Energy Ohio cannot predict the outcome of these proceedings.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

FERC Transmission Return on Equity and MTEP Cost Settlement
On October 14, 2011, Duke Energy Ohio and Duke Energy Kentucky submitted with FERC proposed modifications to the PJM Interconnection Open Access Transmission Tariff pertaining to recovery of the transmission revenue requirement as PJM transmission owners. The filing was made in connection with the Duke Energy Ohio's and Duke Energy Kentucky's move from MISO to PJM effective January 1, 2012. On April 24, 2012, FERC issued an order accepting the proposed filing effective January 1, 2012, except that the order denied a request to recover certain costs associated with the move from MISO to PJM without prejudice to the right to submit another filing seeking such recovery and including certain additional evidence, and set the rate of return on equity of 12.38 percent for settlement and hearing. A February 2013 settlement agreement filed with the FERC was rejected in September 2013. On October 30, 2014, the companies and six PJM transmission customers with load in the Duke Energy Ohio and Duke Energy Kentucky zone filed with FERC for approval of another settlement agreement. The principal terms of the settlement agreement are that, effective upon the date of FERC approval, (i) the return on equity will be reduced from 12.38 percent to 11.38 percent and (ii) Duke Energy Ohio and Duke Energy Kentucky will recover 30 percent of costs arising from their obligation to pay any portion of the costs of projects included in any MTEP that was approved prior to the date of the Duke Energy Ohio's and Duke Energy Kentucky's integration into PJM. The settlement is pending FERC approval. Duke Energy Ohio and Duke Energy Kentucky cannot predict the outcome of this matter
Duke Energy Indiana
Edwardsport IGCC Plant
On November 20, 2007, the IURC granted Duke Energy Indiana a Certificate of Public Convenience and Necessity for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s existing Edwardsport Generating Station in Knox County, Indiana with a cost estimate of $1.985 billion assuming timely recovery of financing costs related to the project. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. (collectively, the Joint Intervenors) were intervenors in several matters related to the Edwardsport IGCC Plant.
On December 27, 2012, the IURC approved a settlement agreement (the 2012 Edwardsport settlement) related to the cost increase for the construction of the project, including subdockets before the IURC related to the project. The Office of Utility Consumer Counselor (OUCC), the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana were parties to the settlement. The settlement agreement, as approved, capped costs to be reflected in customer rates at $2.595 billion, including estimated AFUDC through June 30, 2012. Duke Energy Indiana is allowed to recover AFUDC after June 30, 2012, until customer rates are revised, with such recovery decreasing to 85 percent on AFUDC accrued after November 30, 2012.
Over the course of construction of the project to date, Duke Energy Indiana has recorded pretax charges of approximately $897 million related to the project and the settlement agreement discussed above. Of this amount, pretax impairment and other charges of $631 million were recorded during the year ended December 31, 2012. These charges were recorded in Impairment charges and Operations, maintenance and other on Duke Energy Indiana's Consolidated Statements of Operations and Comprehensive Income.
The project was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC plant are recovered from retail electric customers through a tracking mechanism, the IGCC rider. Updates to the IGCC rider are filed semi-annually. An order on the eleventh semi-annual IGCC rider is currently pending. The twelfth and thirteenth semi-annual IGGC riders were combined into one proceeding. In this proceeding, the OUCC, Duke Energy Indiana Industrial Group and Joint Intervenors alleged the Edwardsport IGCC plant was not properly placed in commercial operation in June 2013 and therefore operating and maintenance costs for the time period June 2013 through March 2014 should not be recoverable. The Duke Energy Indiana Industrial Group and Joint Intervenors also argued that the plant's performance was unsatisfactory during the first ten months of operations and recommended cost recovery disallowances. Evidentiary hearings concluded in February 2015 and an order is expected in the second half of 2015.
On March 18, 2014, the Indiana Court of Appeals denied an appeal filed by the Joint Intervenors and affirmed the IURC order approving the 2012 Edwardsport settlement and other related regulatory orders. On June 5, 2014, the Indiana Court of Appeals affirmed the decision on rehearing. The Joint Intervenors requested to seek transfer to the Indiana Supreme Court. On November 7, 2014, the Indiana Supreme Court denied the Joint Intervenors' request to transfer the appeal of these proceedings. The ninth and tenth semi-annual IGCC rider orders have also been appealed. On August 21, 2014, the Indiana Court of Appeals affirmed the IURC order in the tenth IGCC rider proceeding, and on October 29, 2014, denied Joint Intervenors' request for rehearing. The Joint Intervenors have requested a transfer of the matter to the Indiana Supreme Court. On September 8, 2014, the Indiana Court of Appeals remanded the IURC order in the ninth IGCC rider proceeding back to the IURC for further findings concerning approximately $61 million of financing charges Joint Intervenors claimed were caused by construction delay and a ratemaking issue concerning the in-service date determination for tax purposes. On February 25, 2015, the IURC issued an order on remand that upheld its prior order and added additional findings on the two issues as requested by the Indiana Court of Appeals. First, the IURC concluded the schedule delays in the construction of the IGCC plant were not the result of imprudence or unreasonable actions by Duke Energy Indiana and therefore recovery of the financing costs were appropriate. On the second issue, the IURC determined the federal tax in-service determination was to be made by the Internal Revenue Service, not the IURC, and the IURC appropriately reviewed and accepted the impact of such decision on customer rates in this and prior proceedings.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

FERC Transmission Return on Equity Complaint
On November 12, 2013, customer groups filed with FERC a complaint against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable and should be reduced to 9.15 percent. On October 16, 2014, FERC issued an order setting the return on equity issue for settlement and hearing and establishing a refund effective date of November 12, 2013. On November 6, 2014, the MISO transmission owners submitted revisions to the MISO tariff to implement a 0.50 percent adder to the base return on equity based on participation in a RTO. On January 5, 2015, FERC issued an order accepting the adder subject to it being applied to a base return on equity that is shown to be just and reasonable in the pending base return on equity complaint. On January 5, 2015, settlement procedures in the base return on equity proceeding were terminated and a hearing was scheduled for August 17, 2015. On February 12, 2015, certain MISO transmission customers filed with FERC a complaint alleging that the base return on equity should be 8.67 percent and requesting consolidation with the pending base return on equity complaint. Duke Energy Indiana cannot predict the outcome of this matter.
Grid Infrastructure Improvement Plan
On August 29, 2014, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. If approved, 80 percent of the costs will be recovered through a rate rider. The remaining 20 percent are subject to recovery through future rate case proceedings. Hearings were held in January 2015 and Duke Energy Indiana expects a decision in the second quarter of 2015.
Other Regulatory Matters
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont Natural Gas and AGL Resources announced the formation of a joint venture, Atlantic Coast Pipeline, LLC, to build and own the proposed Atlantic Coast Pipeline (ACP), a 550-mile interstate natural gas pipeline. The ACP is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont Natural Gas. Dominion will build and operate the ACP and will own 45 percent. Duke Energy will own 40 percent of the pipeline through its Commercial Power segment. The remaining share will be owned by Piedmont Natural Gas and AGL Resources. Duke Energy Carolinas and Duke Energy Progress will be customers of the pipeline and enter into 20-year transportation capacity contracts with ACP, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. The project will require FERC approval, which the joint venture will seek to secure by summer 2016. The estimated in-service date of the pipeline is late 2018.
East Bend Station
On December 30, 2014, Duke Energy Ohio acquired The Dayton Power and Light Company’s 31 percent interest in East Bend Station for approximately $12.4 million. The purchase price has been reflected in the accompanying financial statements with the net purchase amount as an increase to property, plant and equipment in accordance with FERC guidelines. Duke Energy Ohio expects FERC approval to present the property, plant and equipment and accumulated depreciation at The Dayton Power and Light Company's historical cost.
NC WARN FERC Complaint
On December 16, 2014, NC WARN filed a complaint with the FERC against Duke Energy Carolinas and Duke Energy Progress that alleged Duke Energy Carolinas and Duke Energy Progress manipulated the electricity market by constructing costly and unneeded generation facilities leading to unjust and unreasonable rates; Duke Energy Carolinas and Duke Energy Progress failed to comply with Order 1000 by not effectively connecting their transmission systems with neighboring utilities which also have excess capacity; the plans of Duke Energy Carolinas and Duke Energy Progress for unrealistic future growth leads to unnecessary and expensive generating plants; FERC should investigate the practices of Duke Energy Carolinas and Duke Energy Progress and the potential benefits of having them enter into a regional transmission organization; and FERC should force Duke Energy Carolinas and Duke Energy Progress to purchase power from other utilities rather than construct wasteful and redundant power plants. A copy of the complaint was filed with the PSCSC on January 6, 2015. Duke Energy Carolinas and Duke Energy Progress have filed a responses requesting dismissal of the complaint with the FERC and the PSCSC. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these proceedings.
Merger Appeals
On January 9, 2013, the City of Orangeburg and NC WARN appealed the NCUC’s approval of the merger between Duke Energy and Progress Energy. On April 29, 2013, the NCUC granted Duke Energy’s motion to dismiss certain exceptions contained in NC WARN’s appeal.
On March 4, 2014, the Court of Appeals issued an opinion affirming the NCUC’s approval of the merger. On April 8, 2014, NC WARN filed a petition for discretionary review by the North Carolina Supreme Court. On April 21, 2014, Duke Energy and the Public Staff jointly filed their response opposing NC WARN’s petition. The City of Orangeburg did not file a petition for discretionary review. On December 19, 2014, the North Carolina Supreme Court denied NC WARN's petition, concluding the appeal.

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
Following the closing of the merger, outside counsel reviewed Duke Energy’s mitigation plan and discovered a technical error in the calculations. On December 6, 2013, Duke Energy submitted a filing to the FERC disclosing the error and arguing that no additional mitigation is necessary. The City of New Bern filed a protest and requested that FERC order additional mitigation. On October 29, 2014, FERC ordered that the amount of the stub mitigation be increased from 25 MW to 129 MW. The stub mitigation is Duke Energy’s commitment to set aside for third parties a certain quantity of firm transmission capacity from Duke Energy Carolinas to Duke Energy Progress during summer off-peak hours. FERC also ordered that Duke Energy operate certain phase shifters to create additional import capability and that such operation be monitored by an independent monitor. Duke Energy does not expect the costs to comply with this order to be material. FERC also referred Duke Energy’s failure to expressly designate the phase shifter reactivation as a mitigation project in Duke Energy’s original mitigation plan filing in March 2012 to the FERC Office of Enforcement for further inquiry. Duke Energy cannot predict the outcome of this additional inquiry.
Planned and Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in Florida, Ohio and Indiana earlier than their current estimated useful lives. These facilities do not have the requisite emission control equipment, primarily to meet EPA regulations recently approved or proposed.
The table below contains the net carrying value of generating facilities planned for early retirement or being evaluated for potential retirement included in Net property, plant and equipment on the Consolidated Balance Sheets, excluding the Duke Energy Carolinas 170 MW Lee Unit 3 which is being converted to gas in 2015.

	December 31, 2014
	Duke Energy	Progress Energy(b)	Duke Energy Florida(b)	Duke Energy Ohio(c)	Duke Energy Indiana(d)
Capacity (in MW)	1,704	873	873	163	668
Remaining net book value (in millions)(a)	$239	$114	$114	$9	$116

(a)	Included in Net property, plant and equipment as of December 31, 2014, on the Consolidated Balance Sheets.

(b)	Includes Crystal River Units 1 and 2.

(c)	Includes Miami Fort Unit 6 which is expected to be retired by June 1, 2015.

(d)
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
5. COMMITMENTS AND CONTINGENCIES
General Insurance
The Duke Energy Registrants have insurance and reinsurance coverage either directly or through indemnification from Duke Energy’s captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. The Duke Energy Registrants’ coverage includes (i) commercial general liability coverage for liabilities arising to third parties for bodily injury and property damage; (ii) workers’ compensation; (iii) automobile liability coverage; and (iv) property coverage for all real and personal property damage. Real and personal property damage coverage excludes electric transmission and distribution lines, but includes damages arising from boiler and machinery breakdowns, earthquakes, flood damage and extra expense, but not outage or replacement power coverage. All coverage is subject to certain deductibles or retentions, sublimits, exclusions, terms and conditions common for companies with similar types of operations.

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
In the event of a loss, terms and amounts of insurance and reinsurance available might not be adequate to cover claims and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on the Duke Energy Registrants’ results of operations, cash flows or financial position. Each company is responsible to the extent losses may be excluded or exceed limits of the coverage available.
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
Duke Energy Progress owns and operates the Robinson Nuclear Station (Robinson) and operates and has a partial ownership interest in the Brunswick and Harris stations. Robinson and Harris each have one reactor. Brunswick has two reactors. The other joint owners of Brunswick and Harris reimburse Duke Energy Progress for certain expenses associated with nuclear insurance per the Brunswick and Harris joint owner agreements.
Duke Energy Florida manages and has a partial ownership interest in Crystal River Unit 3, which has been retired. The other joint owners of Crystal River Unit 3 reimburse Duke Energy Florida for certain expenses associated with nuclear insurance per the Crystal River Unit 3 joint owner agreement.
In the event of a loss, terms and amounts of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on Duke Energy Carolinas’, Duke Energy Progress’ and Duke Energy Florida’s results of operations, cash flows or financial position. Each company is responsible to the extent losses may be excluded or exceed limits of the coverage available.
Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is currently $13.6 billion, is subject to change every five years for inflation and the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The United States Congress could impose revenue-raising measures on the nuclear industry to pay claims.
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
Nuclear Property and Accidental Outage Coverage
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are members of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, which provides "all risk" property damage, decontamination, and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. Additionally, NEIL provides some replacement power cost insurance for each station for losses in the event of a major accidental outage at an insured nuclear station. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium or other means of assurance. The companies are required each year to report to the NRC the current levels and sources of insurance that demonstrate it possesses sufficient financial resources to stabilize and decontaminate its reactors and reactor station sites in the event of an accident.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Losses resulting from acts of terrorism are covered as common occurrences, such that if terrorist acts occur against one or more commercial nuclear power plants insured by NEIL within a 12-month period, they would be treated as one event and the owners of the plants where the act occurred would share one full limit of liability. The full limit of liability is currently $3.2 billion. NEIL sublimits the total aggregate for all of their policies for non-nuclear terrorist events to approximately $1.83 billion.
Each nuclear facility has accident property damage, decontamination and premature decommissioning liability insurance from NEIL with limits of $1.5 billion, except for Crystal River Unit 3. Crystal River Unit 3’s limit is $1.1 billion and is on an actual cash value basis. NEIL coverage for Crystal River 3 does not include property damage to or resulting from the containment structure except coverage does apply to decontamination and debris removal, if required following an accident, to ensure public health and safety or if property damage results from a terrorism event. All nuclear facilities except for Catawba and Crystal River Unit 3 also share an additional $1.25 billion nuclear accident insurance limit above their dedicated underlying limit. This shared additional excess limit is not subject to reinstatement in the event of a loss. Catawba has a dedicated $1.25 billion of additional nuclear accident insurance limit above its dedicated underlying limit. Catawba and Oconee also have an additional $750 million of non-nuclear accident property damage limit.
NEIL’s Accidental Outage policy provides some replacement power cost insurance for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100 percent of the available weekly limits for 52 weeks and 80 percent of the available weekly limits for the next 110 weeks. Coverage is provided until policy aggregate limits are met where the accidental outage policy limit is $490 million for McGuire and Catawba, $381 million for Oconee, $419 million for Brunswick, $384 million for Harris and $329 million for Robinson. NEIL sublimits the accidental outage recovery to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies retroactive premiums of amounts up to 10 times their annual premiums for up to 6 years after a loss. NEIL has never exercised this assessment. The maximum aggregate annual retrospective premium obligations for Duke Energy Carolinas are $73 million for primary property insurance and $32 million for accidental outage insurance. The maximum aggregate annual retrospective premium obligations Duke Energy Progress are $60 million for primary property insurance and $16 million for accidental outage insurance. Duke Energy Carolinas maintains excess property insurance for Catawba with a maximum assessment of $7 million, and shares with Duke Energy Progress blanket excess property limits across other sites with a combined potential maximum assessment of $17 million. The current potential maximum assessments for Duke Energy Florida are $8 million for primary property insurance. The maximum assessment amounts include 100 percent of Duke Energy Carolinas’, Duke Energy Progress’, and Duke Energy Florida’s potential obligations to NEIL for their share of jointly owned reactors.
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

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2011	61	12	23	11	12	28	9
Provisions / adjustments	39	1	19	5	14	5	3
Cash reductions	(25)	(1)	(9)	(2)	(7)	(18)	(4)
Balance at December 31, 2012	75	12	33	14	19	15	8
Provisions / adjustments	26	—	4	(1)	5	20	1
Cash reductions	(22)	(1)	(10)	(5)	(5)	(8)	(2)
Balance at December 31, 2013	79	11	27	8	19	27	7
Provisions / adjustments	32	(1)	1	4	(3)	28	4
Cash reductions	(14)	—	(11)	(7)	(4)	(1)	(1)
Balance at December 31, 2014	97	10	17	5	12	54	10
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are presented in the table below.

(in millions)
Duke Energy	$89
Duke Energy Carolinas	25
Progress Energy	15
Duke Energy Progress	1
Duke Energy Florida	14
Duke Energy Ohio	42
Duke Energy Indiana	7
North Carolina and South Carolina Ash Basins
On February 2, 2014, a break in a 48-inch stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the 48-inch stormwater pipe, stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river during the incident. Duke Energy Carolinas incurred approximately $24 million of repairs and remediation expense related to this incident during the year ended December 31, 2014. These amounts are recorded in Operations, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income. Duke Energy Carolinas will not seek recovery of these costs from customers. In July, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process. See the "Litigation" section below for additional information on litigation, investigations, and enforcement actions related to ash basins. Other costs related to the Dan River release, including pending or future state or federal civil enforcement proceedings, future regulatory directives, natural resources damages, additional pending litigation, future claims or litigation, and long-term environmental impact costs cannot be reasonably estimated at this time.
On September 20, 2014, the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) became law. The Coal Ash Act (i) establishes a Coal Ash Management Commission to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities, effective October 1, 2014; (iii) requires closure of ash impoundments at Duke Energy Progress' Asheville and Sutton stations and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019; (iv) requires dry disposal of fly ash at active plants not retired by December 31, 2018; (v) requires dry disposal of bottom ash at active plants by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be categorized as high-risk, intermediate-risk, or low-risk no later than December 31, 2015 by the North Carolina Department of Environment and Natural Resources (DENR) with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments and (viii) enhances the level of regulation for structural fills utilizing coal ash. The Coal Ash Act includes a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Provisions of the Coal Ash Act prohibit cost recovery for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act included a moratorium for any NCUC ordered rate changes to effectuate the legislation, which ended January 15, 2015. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal combustion residuals surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. In November 2014, Duke Energy submitted to DENR site specific coal ash excavation plans for the four high priority stations required to be closed no later than August 1, 2019. These plans and all associated permits must be approved by DENR before any excavation work can begin.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas and Duke Energy Progress recorded asset retirement obligations at December 31, 2014 based upon the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act and the agreement with SCDHEC. Refer to Note 9 for further discussion of the asset retirement obligations recorded at December 31, 2014.
Coal Combustion Residuals
On December 19, 2014, the EPA signed the first federal regulation for the disposal of coal combustion residuals (CCR) from power plants. The federal regulation classifies CCR as nonhazardous waste under the Resource Conservation and Recovery Act and applies to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles. The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Duke Energy records an asset retirement obligation when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Once the rule is effective in 2015, additional asset retirement obligation amounts will be recorded at the Duke registrants. Cost recovery for future expenditures will be pursued through the normal ratemaking process with state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. At this time, Duke Energy is evaluating the CCR regulation and developing cost estimates that will largely be dependent upon compliance alternatives selected to meet requirements of the regulations. For further discussion of asset retirement obligations see Note 9.
Litigation
Duke Energy
Ash Basin Shareholder Derivative Litigation
Five shareholder derivative lawsuits have been filed in Delaware Chancery Court relating to the release at Dan River and to the management of Duke Energy’s ash basins. On October 31, 2014, the five lawsuits were consolidated in a single proceeding titled "In Re Duke Energy Corporation Coal Ash Derivative Litigation." On December 2, 2014, plaintiffs filed a Corrected Verified Consolidated Shareholder Derivative Complaint (Consolidated Complaint).
The Consolidated Complaint names as defendants several current and former Duke Energy officers and directors (collectively, the “Duke Energy Defendants”). Duke Energy is named as a nominal defendant.
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties to the company by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties, and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On January 21, 2015, the Duke Energy Defendants filed a Motion to Stay and an alternative Motion to Dismiss.
On May 28, 2014, Duke Energy received a shareholder litigation demand letter sent on behalf of shareholder Mitchell Pinsly. The letter alleges that the members of the Board of Directors and certain officers breached their fiduciary duties by allowing the company to illegally dispose of and store coal ash pollutants. The letter demands that the Board of Directors take action to recover damages associated with those breaches of fiduciary duty; otherwise, the attorney will file a shareholder derivative action. By letter dated July 3, 2014, counsel for the shareholder was informed that the Board of Directors appointed a Demand Review Committee to evaluate the allegations in the Demand Letter.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Progress Energy Merger Shareholder Litigation
Duke Energy, the eleven members of the Board of Directors who were also members of the pre-merger Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers are defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidates three lawsuits originally filed in July 2012, and is pending in the United States District Court for the Western District of North Carolina. The plaintiffs allege federal Securities Act and Exchange Act claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in Chief Executive Officer (CEO). On August 15, 2014, the parties reached an agreement in principle to settle the litigation for an amount which, net of the expected proceeds of insurance policies, is not anticipated to have a material effect on the results of operations, cash flows or financial position of Duke Energy. On December 2, 2014, the parties executed a Memorandum of Understanding relating to the settlement which will be submitted to the court for approval.
On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation. The lawsuit names as defendants the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO. The case is stayed pending resolution of the Nieman v. Duke Energy Corporation, et al. case in North Carolina.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Two shareholder Derivative Complaints, filed in 2012 in federal district court in Delaware, were consolidated as Tansey v. Rogers, et al. The case alleges claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act. Duke Energy is named as a nominal defendant. Pursuant to an Order entered on September 2, 2014, the court administratively closed this consolidated derivative action. The parties filed a status report with the court on December 1, 2014, and will continue to do so every six months thereafter until the Nieman v. Duke Energy Corporation, et al. case in North Carolina has been resolved.
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
Price Reporting Cases
A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada. Each of these lawsuits contain similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.
On July 18, 2011, the judge granted a defendant’s motion for summary judgment in two of the remaining five cases to which Duke Energy affiliates are a party. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed the lower court’s decision. On July 1, 2014, the U.S. Supreme Court granted the defendants', including Duke Energy, petition for certiorari. Oral argument was held on January 12, 2015.
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
Duke Energy Carolinas and Duke Energy Progress
DENR State Enforcement Actions
In the first quarter of 2013, environmental organizations sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged groundwater violations and Clean Water Act (CWA) violations from coal ash basins at two of their coal-fired power plants in North Carolina. DENR filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. The cases are being heard before a single judge.
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
On August 16, 2013, DENR filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina, alleging violations of the CWA and violations of the North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. Southern Environmental Law Center (SELC), on behalf of several environmental groups, has been permitted to intervene in these cases.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

On March 6, 2014, the North Carolina State Court judge overturned the ruling of the EMC holding that in the case of groundwater contamination, DENR was required to issue an order to immediately eliminate the source of the contamination before an assessment of the nature, significance and extent of the contamination or the continuing damage to the groundwater was conducted. Duke Energy Carolinas, Duke Energy Progress, and the EMC appealed the ruling in April 2014. On May 16, 2014, the North Carolina Court of Appeals denied a petition to stay the case during the appeal. On October 10, 2014, the parties were notified the case has been transferred to the NCSC. Oral argument has been scheduled for March 16, 2015.
Federal Citizens Suits
There are currently five cases filed in various North Carolina federal courts contending that the DENR state enforcement actions discussed above do not adequately address the issues raised in the notices of intent to sue related to the Riverbend, Sutton, Cape Fear, H.F. Lee and Buck plants.
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
On September 3, 2014, three cases were filed by various environmental groups: (i) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Cape Fear plant; (ii) a citizen suit in the United States Court for the Eastern District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the H.F. Lee plant; and (iii) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Buck plant. On January 5, 2015, Duke Energy Carolinas filed a Motion to Dismiss and a Motion to Stay the proceeding relating to the Buck plant.
It is not possible to predict whether Duke Energy Carolinas or Duke Energy Progress will incur any liability or to estimate the damages, if any, they might incur in connection with these matters.
North Carolina Ash Basin Grand Jury Investigation
As a result of the Dan River ash basin water release discussed above, DENR issued a Notice of Violation and Recommendation of Assessment of Civil Penalties with respect to this matter on February 28, 2014, which the company responded to on March 13, 2014. Duke Energy and certain Duke Energy employees received subpoenas issued by the United States Attorney for the Eastern District of North Carolina in connection with a criminal investigation related to the release and all 14 of the North Carolina facilities with ash basins and the nature of Duke Energy's contacts with DENR with respect to those facilities. This is a multidistrict investigation that also involves state law enforcement authorities.
On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy, each entered into a Memorandum of Plea Agreement (Plea Agreements) in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section and the United States Attorneys for the Eastern District of North Carolina, the Middle District of North Carolina and the Western District of North Carolina (collectively, USDOJ). The Plea Agreements are subject to the approval of the United States District Court for the Eastern District of North Carolina and, if approved, will end the grand jury investigation related to the Dan River ash basin release and the management of coal ash basins at 14 plants in North Carolina with coal ash basins, as discussed above.
Under the Plea Agreements, the USDOJ charged DEBS and Duke Energy Progress with four misdemeanor CWA violations related to violations at Duke Energy Progress’ H.F. Lee Steam Electric Plant, Cape Fear Steam Electric Plant and Asheville Steam Electric Generating Plant. The USDOJ charged Duke Energy Carolinas and DEBS with five misdemeanor CWA violations related to violations at Duke Energy Carolinas’ Dan River Steam Station and Riverbend Steam Station. DEBS, Duke Energy Carolinas and Duke Energy Progress also agreed (i) to a five-year probation period, (ii) to pay a total of approximately $68 million in fines and restitution and $34 million for community service and mitigation (the Payments), and (iii) to establish environmental compliance plans subject to the oversight of a court-appointed monitor paid for by the companies for the duration of the probation period (iii) for Duke Energy Carolinas and Duke Energy Progress each to maintain $250 million under their Master Credit Facility as security to meet their obligations under the Pleas Agreements, in addition to certain other conditions set out in the Plea Agreements. Payments under the Plea Agreements will be borne by shareholders and are not tax deductible. Duke Energy Corporation has agreed to issue a guarantee of all payments and performance due from the Companies, including but not limited to payments for fines, restitution, community service, mitigation and the funding of, and obligations under, the environmental compliance plans. As a result of the Plea Agreements, Duke Energy Carolinas and Duke Energy Progress recognized charges of $72 million and $30 million, respectively, in the fourth quarter of 2014. The amounts are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.
The Plea Agreements do not cover pending civil claims related to the Dan River coal ash release and operations at other North Carolina coal plants. Duke Energy Corporation will continue to cooperate with government agencies and defend against remaining civil litigation associated with these matters.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas
New Source Review
In 1999-2000, the U.S. Department of Justice on behalf of the EPA filed a number of complaints and notices of violation against multiple utilities, including Duke Energy Carolinas, for alleged violations of the New Source Review (NSR) provisions of the Clean Air Act (CAA). The government alleges the utilities violated the CAA when undertaking certain maintenance and repair projects at certain coal plants without (i) obtaining NSR permits and (ii) installing the best available emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaints seek the installation of pollution control technology on generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation. Duke Energy Carolinas asserts there were no CAA violations because the applicable regulations do not require NSR permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.
In 2000, the government sued Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina, claiming NSR violations for 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units. Duke Energy Carolinas asserts the projects were routine and not projected to increase emissions. The parties subsequently filed a stipulation agreeing to dismiss with prejudice all but 13 claims at 13 generating units, 11 of which have since been retired. The parties filed opposing motions for summary judgment on the remaining claims. The Court substantially denied both motions for summary judgment. A Duke Energy request for leave to file another motion for summary judgment on alternative grounds, including expiration of the applicable statute of limitations, was denied. On October 24, 2014, Duke Energy Carolinas filed a motion to certify an appeal of the statute of limitations issue to the U.S. Court of Appeals for the Fourth Circuit. That motion is pending. Trial date has been set for October 2015. It is not possible to predict whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, it might incur in connection with this matter. Ultimate resolution of these matters could have a material effect on the results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory recovery will be pursued for costs incurred in connection with such resolution.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of December 31, 2014, there were 54 asserted claims for non-malignant cases with the cumulative relief sought of up to $11 million, and 28 asserted claims for malignant cases with the cumulative relief sought of up to $7 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $575 million at December 31, 2014 and $616 million at December 31, 2013. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $864 million in excess of the self-insured retention. Receivables for insurance recoveries were $616 million at December 31, 2014 and $649 million at December 31, 2013. These amounts are classified in Other within Investments and Other Assets and Receivables on the Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Progress Energy
Synthetic Fuels Matters
Progress Energy and a number of its subsidiaries and affiliates are defendants in lawsuits arising out of a 1999 Asset Purchase Agreement. Parties to the Asset Purchase Agreement include U.S. Global, LLC (Global) and affiliates of Progress Energy.
In a case filed in the Circuit Court for Broward County, Florida, in March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. In November 2009, the court ruled in favor of Global. In December 2009, Progress Energy made a $154 million payment which represented payment of the total judgment, including prejudgment interest, and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. Progress Energy continued to accrue interest related to this judgment.
On October 3, 2012, the Florida Fourth District Court of Appeals reversed the lower court ruling. The court held that Global was entitled to approximately $90 million of the amount paid into the registry of the court. Progress Energy was entitled to a refund of the remainder of the funds. Progress Energy received cash and recorded a $63 million pretax gain for the refund in December 2012. The gain was recorded in Income from Discontinued Operations, net of tax in the Consolidated Statements of Operations and Comprehensive Income.
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
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On December 12, 2011, Duke Energy Progress and Duke Energy Florida sued the United States in the U.S. Court of Federal Claims. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage. Duke Energy Progress and Duke Energy Florida asserted damages for the period January 1, 2006 through December 31, 2010. Claims for all periods prior to 2006 have been resolved. On March 24, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Duke Energy Progress and Duke Energy Florida on this matter, awarding amounts of $83 million and $21 million, respectively. The majority of the awards were recorded as a reduction to capital costs associated with construction of on-site storage facilities. Duke Energy Progress and Duke Energy Florida received payment of the award in September 2014. On October 16, 2014, Duke Energy Progress and Duke Energy Florida filed a new action for costs incurred from 2011 through 2013.
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
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. In November 2014, Westinghouse filed a Motion for Partial Judgment on the pleadings which was denied by the Magistrate Judge on February 20, 2015, subject to court approval. Trial is set for February 2016. It is not possible to predict the outcome of the litigation and whether Duke Energy Florida will incur any liability for terminating the EPC or to estimate the damages, if any, it might incur in connection with these matters. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
Duke Energy Ohio
Antitrust Lawsuit
In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged Duke Energy Ohio conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements in exchange for their withdrawal of challenges to Duke Energy Ohio’s Rate Stabilization Plan implemented in early 2005. In March 2014, a federal judge certified this matter as a class action. The parties have agreed to mediation on March 31, 2015. Trial has been set to begin on July 27, 2015. It is not possible to predict whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that may be incurred in connection with this matter. Ultimate resolution of this matter could have a material effect on the results of operations, cash flows or financial position of Duke Energy Ohio.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Indiana
Edwardsport IGCC
On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company and Bechtel Corporation in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana is seeking damages equaling some or all of the additional costs incurred in the construction of the project not recovered at the IURC. The arbitration hearing concluded December 15, 2014. The parties will submit post hearing briefs. Duke Energy Indiana cannot predict the outcome of this matter.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.
The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters discussed above, excluding asbestos related reserves. Reserves are classified on the Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss for all non-asbestos related matters in excess of recorded reserves is not material.

	December 31,
(in millions)	2014	2013
Reserves for Legal Matters
Duke Energy	$323	$204
Duke Energy Carolinas	72	—
Progress Energy	93	78
Duke Energy Progress	37	10
Duke Energy Florida	36	43
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
Purchase Obligations
Purchased Power
Duke Energy Progress and Duke Energy Florida have ongoing purchased power contracts, including renewable energy contracts, with other utilities, wholesale marketers, co-generators, and qualified facilities. These purchased power contracts generally provide for capacity and energy payments. In addition, Duke Energy Progress and Duke Energy Florida have various contracts to secure transmission rights.
The following table presents executory purchased power contracts, excluding contracts classified as leases. All contracts represent 100 percent of net plant output.

		Minimum Purchase Amount at December 31, 2014
(in millions)	Contract Expiration	2015	2016	2017	2018	2019	Thereafter	Total
Duke Energy Progress	2019-2022	$59	60	$61	$62	$63	$93	$398
Duke Energy Florida	2023-2043	244	273	291	306	322	1,907	3,343
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

	Years Ended December 31,
(in millions)	2014	2013	2012
Duke Energy	$355	$321	$232
Duke Energy Carolinas	41	39	38
Progress Energy	257	225	232
Duke Energy Progress	161	153	164
Duke Energy Florida	96	72	68
Duke Energy Ohio	17	14	14
Duke Energy Indiana	21	22	20
The following table presents future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2015	$205	$33	$129	$65	$64	$12	$17
2016	198	29	130	66	64	11	15
2017	172	26	111	65	46	9	13
2018	157	20	109	64	45	7	10
2019	148	17	103	58	45	6	9
Thereafter	938	64	709	421	288	18	9
Total	$1,818	$189	$1,291	$739	$552	$63	$73
The following table presents future minimum lease payments under capital leases.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2015	$178	$6	$46	$21	$26	$7	$4
2016	188	6	47	21	26	7	4
2017	190	7	47	21	26	3	2
2018	198	7	48	22	26	4	2
2019	208	8	51	25	26	2	2
Thereafter	1,771	60	678	398	280	—	42
Minimum annual payments	2,733	94	917	508	410	23	56
Less: amount representing interest	(1,305)	(67)	(603)	(361)	(242)	(3)	(39)
Total	$1,428	$27	$314	$147	$168	$20	$17

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

6. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2014
(in millions)	Weighted Average Interest Rate	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unsecured debt, maturing 2015 - 2073	4.92%	$12,937	$1,155	$3,850	$—	$150	$773	$742
Secured debt, maturing 2016 - 2037	2.50%	2,806	400	525	300	225	—	—
First mortgage bonds, maturing 2015 - 2044(a)	4.76%	19,180	6,161	9,800	5,475	4,325	900	2,319
Capital leases, maturing 2015 - 2051(b)	5.30%	1,428	27	314	146	168	20	16
Tax-exempt bonds, maturing 2015 - 2041(c)	2.13%	1,296	355	291	291	—	77	573
Notes payable and commercial paper(d)	0.70%	2,989	—	—	—	—	—	—
Money pool/intercompany borrowings		—	300	835	—	84	516	221
Fair value hedge carrying value adjustment		8	8	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,890	(15)	(26)	(11)	(8)	(29)	(9)
Total debt	4.29%	$42,534	$8,391	$15,589	$6,201	$4,944	$2,257	$3,862
Short-term notes payable and commercial paper		(2,514)	—	—	—	—	—	—
Short-term money pool borrowings		—	—	(835)	—	(84)	(491)	(71)
Current maturities of long-term debt(f)		(2,807)	(507)	(1,507)	(945)	(562)	(157)	(5)
Total long-term debt(f)	4.58%	$37,213	$7,884	$13,247	$5,256	$4,298	$1,609	$3,786
(a)    Substantially all electric utility property is mortgaged under mortgage bond indentures.

(b)
Duke Energy includes $129 million and $787 million of capital lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as capital leases in their respective financial statements because of grandfathering provisions in GAAP.

(c)	Substantially all tax-exempt bonds are secured by first mortgage bonds or letters of credit.

(d)
Includes $475 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 27 days.

(e)	Duke Energy includes $1,975 million in purchase accounting adjustments related to the merger with Progress Energy. See Note 2 for additional information.

(f)	Refer to Note 17 for additional information on amounts from consolidated VIE’s.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
(in millions)	Weighted Average Interest Rate	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unsecured debt, maturing 2014 - 2073	5.18%	$13,550	$1,157	$4,150	$—	$150	$805	$744
Secured debt, maturing 2014 - 2037	2.69%	2,559	400	305	305	—	—	—
First mortgage bonds, maturing 2015 - 2043(a)	4.90%	17,831	6,161	8,450	4,125	4,325	900	2,319
Capital leases, maturing 2014 - 2051(b)	5.23%	1,516	30	327	148	179	27	20
Other debt, maturing 2027	4.77%	8	—	—	—	—	8	—
Tax-exempt bonds, maturing 2014 - 2041(c)	1.28%	2,356	395	910	669	241	479	573
Notes payable and commercial paper(d)	1.02%	1,289	—	—	—	—	—	—
Money pool/intercompany borrowings		—	300	1,213	462	181	43	150
Fair value hedge carrying value adjustment		9	9	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,977	(16)	(27)	(12)	(9)	(31)	(10)
Total debt	4.52%	$41,095	$8,436	$15,328	$5,697	$5,067	$2,231	$3,796
Short-term notes payable and commercial paper		(839)	—	—	—	—	—	—
Short-term money pool borrowings		—	—	(1,213)	(462)	(181)	(43)	—
Current maturities of long-term debt(f)		(2,104)	(47)	(485)	(174)	(11)	(47)	(5)
Total long-term debt(f)	4.59%	$38,152	$8,389	$13,630	$5,061	$4,875	$2,141	$3,791
(a)    Substantially all electric utility property is mortgaged under mortgage bond indentures.

(b)
Duke Energy includes $144 million and $838 million of capital lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as capital leases in their respective financial statements because of grandfathering provisions in GAAP.

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

(e)	Duke Energy includes $2,067 million in purchase accounting adjustments related to the merger with Progress Energy. See Note 2 for additional information.

(f)	Refer to Note 17 for additional information on amounts from consolidated VIE’s.

Current Maturities of Long-Term Debt
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2014
Unsecured Debt
Duke Energy (Parent)	April 2015	3.350%	$450
First Mortgage Bonds
Duke Energy Ohio	March 2015	0.375%	150
Duke Energy Progress	April 2015	5.150%	300
Duke Energy Carolinas	October 2015	5.300%	500
Duke Energy Florida	November 2015	0.650%	250
Duke Energy Florida	December 2015	5.100%	300
Duke Energy Progress	December 2015	5.250%	400
Tax-exempt Bonds
Duke Energy Progress	January 2015	0.108%	243
Other			214
Current maturities of long-term debt			$2,807

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Maturities and Call Options
The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable and commercial paper and money pool borrowings for the Subsidiary Registrants.

	December 31, 2014
(in millions)	Duke Energy(a)	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2015	$2,793	$507	$1,507	$945	$562	$157	$5
2016	2,980	756	614	302	12	57	480
2017	2,452	116	940	453	487	3	3
2018	3,207	1,505	515	3	512	28	153
2019	2,810	5	1,418	606	12	552	62
Thereafter	23,803	5,502	9,760	3,892	3,275	969	3,088
Total long-term debt, including current maturities	$38,045	$8,391	$14,754	$6,201	$4,860	$1,766	$3,791

(a)	Excludes $1,975 million in purchase accounting adjustments related to the merger with Progress Energy. See Note 2 for additional information.
The Duke Energy Registrants have the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than as presented above.
Short-Term Obligations Classified as Long-Term Debt
Tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder and certain commercial paper issuances and money pool borrowings are classified as Long-Term Debt on the Consolidated Balance Sheets. These tax-exempt bonds, commercial paper issuances and money pool borrowings, which are short-term obligations by nature, are classified as long term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s Master Credit Facility and other bilateral letter of credit agreements have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis. The following tables show short-term obligations classified as long-term debt.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Tax-exempt bonds	$347	$35	$27	$285
Commercial paper	475	300	25	150
Secured debt(a)	200	—	—	—
Total	$1,022	$335	$52	$435

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Tax exempt bonds	$471	$75	$111	$285
Commercial paper	450	300	—	150
Secured debt(a)	200	—	—	—
Total	$1,121	$375	$111	$435

(a)	Instrument has a term of less than one year with the right to extend the maturity date for additional one-year periods with a final maturity date no later than December 2026.
Summary of Significant Debt Issuances
The following tables summarize significant debt issuances (in millions).

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

			Year Ended December 31, 2014
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy Florida	Duke Energy
Unsecured Debt
April 2014(a)	April 2024	3.750%	600	—	—	600
April 2014(a)(b)	April 2017	0.613%	400	—	—	400
June 2014(c)	May 2019	11.970%	—	—	—	108
June 2014(c)	May 2021	13.680%	—	—	—	110
Secured Debt
March 2014(d)	March 2017	0.863%	—	—	225	225
July 2014(e)	July 2036	5.340%	—	—	—	129
First Mortgage Bonds
March 2014(f)	March 2044	4.375%	—	400	—	400
March 2014(f)(g)	March 2017	0.435%	—	250	—	250
November 2014(h)	December 2044	4.150%	—	500	—	500
November 2014(g)(h)	November 2017	0.432%	—	200	—	200
Total issuances			$1,000	$1,350	$225	$2,922

(a)
Proceeds were used to redeem $402 million of tax-exempt bonds at Duke Energy Ohio, the repayment of outstanding commercial paper and for general corporate purposes. See Note 13 for additional information related to the redemption of Duke Energy Ohio's tax-exempt bonds.

(b)	The debt is floating rate based on three-month London Interbank Offered Rate (LIBOR) plus a fixed credit spread of 38 basis points.

(c)	Proceeds were used to repay $196 million of debt for International Energy and for general corporate purposes.

(d)
Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Florida. Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes. See Note 17 for further details.

(e)	Proceeds were used to fund a portion of Duke Energy's prior investment in the existing Wind Star renewables portfolio.

(f)	Proceeds were used to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

(g)	The debt is floating rate based on three-month LIBOR plus a fixed credit spread of 20 basis points.

(h)	Proceeds will be used to redeem $450 million of tax-exempt bonds, repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

			Year Ended December 31, 2013
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy Ohio	Duke Energy Indiana	Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$—	$—	$—	$500
June 2013(b)	June 2018	2.100%	500	—	—	—	500
August 2013(c)(d)	August 2023	11.000%	―	—	—	—	220
October 2013(e)	October 2023	3.950%	400	—	—	—	400
Secured Debt
February 2013(f)(g)	December 2030	2.043%	—	—	—	—	203
February 2013(f)	June 2037	4.740%	—	—	—	—	220
April 2013(h)	April 2026	5.456%	—	—	—	—	230
December 2013(i)	December 2016	0.852%	—	300	—	—	300
First Mortgage Bonds
March 2013(j)	March 2043	4.100%	—	500	—	—	500
July 2013(k)	July 2043	4.900%	—	—	—	350	350
July 2013(k)(l)	July 2016	0.619%	—	—	—	150	150
September 2013(m)	September 2023	3.800%	—	—	300	—	300
September 2013(m)(n)	March 2015	0.400%	—	—	150	—	150
Total issuances			$1,400	$800	$450	$500	$4,023

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

(f)
Represents the conversion of construction loans related to two renewable energy projects issued in December 2012 to term loans. No cash proceeds were received in conjunction with the conversion. The term loans have varying maturity dates. The maturity date presented represents the latest date for all components of the respective loans.

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

(i)	Relates to the securitization of accounts receivable at a subsidiary of Duke Energy Progress; the proceeds were used to repay short-term debt. See Note 17 for further details.

(j)	Proceeds were used to repay notes payable to affiliated companies as well as for general corporate purposes.

(k)	Proceeds were used to repay $400 million of current maturities.

(l)	The debt is floating rate based on three-month LIBOR and a fixed credit spread of 35 basis points.

(m)
Proceeds were used for general corporate purposes including the repayment of short-term notes payable, a portion of which was incurred to fund the retirement of $250 million of first mortgage bonds that matured in the first half of 2013.

(n)	The debt is floating rate based on three-month LIBOR plus a fixed credit spread of 14 basis points.
Available Credit Facilities
At December 31, 2014, Duke Energy had a Master Credit Facility with a capacity of $6 billion through December 2018. In January 2015, Duke Energy amended the Master Credit Facility to increase its capacity to $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy, each have borrowing capacity under the Master Credit Facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop the issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$6,000	$2,250	$1,000	$750	$650	$650	$700
Reduction to backstop issuances
Commercial paper(b)	(2,021)	(1,479)	(300)	—	(29)	(38)	(175)
Outstanding letters of credit	(70)	(62)	(4)	(2)	(1)	—	(1)
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Available capacity	$3,793	$709	$661	$748	$620	$612	$443

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $475 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.

On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and DEBS, a wholly owned subsidiary of Duke Energy, each entered into the Plea Agreements in connection with the investigation initiated by the USDOJ. Under the terms of the Plea Agreements, Duke Energy Carolinas and Duke Energy Progress are required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet their obligations under the Plea Agreements, in addition to certain other conditions set out in the Plea Agreements. The Plea Agreements are subject to court approval. See Note 5 for further details.
Other Debt Matters
In September 2013, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.
Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2014 and 2013 was $968 million and $836 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

At December 31, 2014 and 2013, $767 million and $811 million, respectively, of debt issued by Duke Energy Carolinas was guaranteed by Duke Energy.
Money Pool
The Subsidiary Registrants, excluding Progress Energy receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating in this arrangement. The money pool is structured such that the Subsidiary Registrants, excluding Progress Energy, separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between money pool participants. Duke Energy (Parent), may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets.
Money pool receivable balances are reflected within Notes receivable from affiliated companies on the Subsidiary Registrants’ Consolidated Balance Sheets. Money pool payable balances are reflected within either Notes payable to affiliated companies or Long-Term Debt Payable to Affiliated Companies on the Subsidiary Registrants’ Consolidated Balance Sheets.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2014, each of the Duke Energy Registrants were in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.
Other Loans
During 2014 and 2013, Duke Energy and Duke Energy Progress had loans outstanding against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were $603 million, including $44 million at Duke Energy Progress and $571 million, including $48 million at Duke Energy Progress as of December 31, 2014 and 2013, respectively. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
7. GUARANTEES AND INDEMNIFICATIONS
Duke Energy and Progress Energy have various financial and performance guarantees and indemnifications, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and Progress Energy enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2014, Duke Energy and Progress Energy do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC, formerly known as Duke Capital LLC, (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2014, the maximum potential amount of future payments associated with these guarantees was $205 million, the majority of which expires by 2028.
Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly owned entity. The maximum potential amount of future payments required under these guarantees as of December 31, 2014, was $267 million. Of this amount, $15 million relates to guarantees issued on behalf of less than wholly owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Of the guarantees noted above, $120 million of the guarantees expire between 2015 and 2033, with the remaining performance guarantees having no contractual expiration.
Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a wholly owned and former non-wholly owned entity to honor its obligations to a third party. Under these arrangements, Duke Energy has payment obligations that are triggered by a draw by the third party or customer due to the failure of the wholly owned or former non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2014, Duke Energy had guaranteed $44 million of outstanding surety bonds, most of which have no set expiration.
Duke Energy uses bank-issued stand-by letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2014, Duke Energy had issued a total of $452 million in letters of credit, which expire between 2015 and 2020. The unused amount under these letters of credit was $46 million.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy and Progress Energy have issued indemnifications for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At December 31, 2014, the estimated maximum exposure for these indemnifications was $107 million, the majority of which expires in 2017. Of this amount, $7 million has no contractual expiration. For certain matters for which Progress Energy receives timely notice, indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments.
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

	December 31,
	2014	2013
Duke Energy	$28	$24
Progress Energy	13	9
Duke Energy Florida	7	3
8. JOINT OWNERSHIP OF GENERATING AND TRANSMISSION FACILITIES
The Duke Energy Registrants hold ownership interests in certain jointly owned generating and transmission facilities. The Duke Energy Registrants are entitled to shares of the generating capacity and output of each unit equal to their respective ownership interests, except as outlined below. The Duke Energy Registrants pay their ownership share of additional construction costs, fuel inventory purchases and operating expenses, except in certain instances where agreements have been executed to limit certain joint owners’ maximum exposure to the additional costs. The Duke Energy Registrants share of revenues and operating costs of the jointly owned generating facilities is included within the corresponding line in the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing, except in certain instances where agreements have been executed to limit certain joint owners’ maximum exposure to the additional costs.
The following table presents the share of jointly owned plant or facilities included on the Consolidated Balance Sheets. All facilities are operated by the Duke Energy Registrants unless otherwise noted.

	December 31, 2014
	Ownership Share	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress
Duke Energy Carolinas
Catawba Nuclear Station (Units 1 and 2)(a)(b)	19.25%	$886	$534	$29
Duke Energy Progress
Mayo Station(a)(c)	83.83%	1,111	360	10
Shearon Harris Nuclear Station(a)(c)	83.83%	3,872	2,242	208
Brunswick Nuclear Station(a)(c)	81.67%	2,673	1,372	290
Roxboro Station (Unit 4)(a)(c)	87.06%	954	514	24
Duke Energy Florida
Crystal River Nuclear Station (Unit 3)(a)(d)	91.78%	—	—	—
Intercession City Station (Unit P11)(a)	(e)	24	14	—
Duke Energy Ohio
Miami Fort Station (Units 7 and 8)(f)(g)	64.0%	—	—	—
J.M. Stuart Station(f)(h)(i)	39.0%	—	—	—
Conesville Station (Unit 4)(f)(h)(i)	40.0%	—	—	—
W.M. Zimmer Station(f)(h)	46.5%	—	—	—
Killen Station(f)(g)(i)	33.0%	—	—	—
Transmission facilities(a)(h)	Various	96	51	1
Duke Energy Indiana
Gibson Station (Unit 5)(a)(j)	50.05%	315	170	6
Vermillion(a)(k)	62.5%	154	105	—
Transmission and local facilities(a)(j)	Various	3,918	1,633	—
International Energy
Brazil - Canoas I and II(l)	47.2%	235	78	—

(a)	Included in Regulated Utilities segment.

(b)	Jointly owned with North Carolina Municipal Power Agency Number 1, NCEMC and Piedmont Municipal Power Agency.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(c)	Jointly owned with NCEMPA. Duke Energy Progress executed an agreement in September 2014 to purchase NCEMPA's ownership interest in these facilities. See Note 2 for further discussion.

(d)
All costs associated with Crystal River Unit 3 are included within Regulatory assets on the Consolidated Balance Sheets of Duke Energy, Progress Energy and Duke Energy Florida. See Note 4 for additional information. Co-owned with Seminole Electric Cooperative, Inc., City of Ocala, Orlando Utilities Commission, City of Gainesville, City of Leesburg, Kissimmee Utility Authority, Utilities Commission of the City of New Smyrna Beach, City of Alachua and City of Bushnell (Florida Municipal Joint Owners). Duke Energy Florida is in the process of obtaining the remaining ownership interest from the Florida Municipal Joint Owners.

(e)
Jointly owned with Georgia Power Company (GPC). GPC has exclusive rights to the output of the unit during the months of June through September and pays all fuel and water costs during this period. Duke Energy Florida pays all fuel and water costs during the remaining months. Other costs are allocated 66.67 percent to Duke Energy Florida and the remainder to GPC.

(f)
All costs associated with these plants are included in Assets held for sale on the Consolidated Balance Sheets of Duke Energy and Duke Energy Ohio as part of the Disposal Group. See Note 2 for further discussion.

(g)	Jointly owned with The Dayton Power and Light Company.

(h)	Jointly owned with America Electric Power Generation Resources and The Dayton Power and Light Company.

(i)	Station is not operated by Duke Energy Ohio.

(j)	Jointly owned with WVPA and Indiana Municipal Power Agency.

(k)	Jointly owned with WVPA.

(l)	Included in International Energy segment. Jointly owned with Companhia Brasileira de Aluminio.
9. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations recognized by Duke Energy Carolinas, Progress Energy and Duke Energy Progress relate primarily to decommissioning nuclear power facilities, closure of ash basins in North Carolina and South Carolina, asbestos removal and closure of landfills at fossil generation facilities. Asset retirement obligations recognized at Duke Energy Florida relate primarily to decommissioning nuclear power facilities, asbestos removal and closure of landfills at fossil generation facilities. Asset retirement obligations at Duke Energy Ohio relate primarily to the retirement of natural gas mains, asbestos removal and closure of landfills at fossil generation facilities. Asset retirement obligations at Duke Energy Indiana relate primarily to obligations associated with asbestos removal and closure of landfills at fossil generation facilities. Duke Energy also has asset retirement obligations related to the removal of renewable energy generation assets in addition to the above items. Certain of the Duke Energy Registrants’ assets have an indeterminate life, such as transmission and distribution facilities, and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these asset retirement obligations will be recorded when a fair value is determinable.
The following table presents changes in the liability associated with asset retirement obligations.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2012(a)	$5,176	$1,959	$2,420	$1,656	$764	$28	$37
Acquisitions	4	—	—	—	—	—	—
Accretion expense(b)	239	122	113	80	33	2	—
Liabilities settled	(12)	—	(12)	—	(12)	—	—
Revisions in estimates of cash flows(c)	(449)	(487)	49	1	48	(2)	(7)
Balance at December 31, 2013(a)	4,958	1,594	2,570	1,737	833	28	30
Acquisitions	4	—	—	—	—	—	—
Accretion expense(b)	246	113	135	97	38	2	2
Liabilities settled(d)	(68)	—	(68)	—	(68)	—	—
Liabilities incurred in the current year(e)	3,500	1,717	1,783	1,783	—	—	—
Revisions in estimates of cash flows(c)	(174)	4	291	288	3	(3)	—
Balance at December 31, 2014	$8,466	$3,428	$4,711	$3,905	$806	$27	$32

(a)
Balances at December 31, 2013 and 2012, include $8 million and $7 million, respectively, reported in Other current liabilities on the Consolidated Balance Sheets at Duke Energy, Progress Energy and Duke Energy Progress.

(b)
Substantially all accretion expense for the years ended December 31, 2014 and 2013 relates to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(c)
For 2014, amounts for Duke Energy, Progress Energy and Duke Energy Progress primarily relate to Duke Energy Progress' site-specific nuclear decommissioning cost studies. Amounts at Duke Energy also include impacts from Duke Energy Progress' site-specific nuclear decommissioning cost studies on purchase accounting amounts. For 2013, amounts for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Florida primarily relate to the site-specific nuclear decommissioning cost studies.

(d)	Amounts relate to liability settlements for Crystal River Unit 3.

(e)	Amounts primarily relate to asset retirement obligations recorded as a result of the Coal Ash Act and an agreement with the SCDHEC related to the W.S. Lee Steam Station.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Ash Basins
As of December 31, 2014, as a result of the Coal Ash Act and the agreement with SCDHEC discussed in Note 5, Duke Energy Carolinas and Duke Energy Progress have asset retirement obligations in the amount of $1,735 million and $1,792 million, respectively, related to closure of ash basins in North Carolina and South Carolina.
The asset retirement obligation amount is based upon estimated ash basin closure costs for each of Duke Energy's 32 ash basins located at 14 plants in North Carolina and an ash basin and ash fill area at a plant in South Carolina. The amount recorded represents the discounted cash flows for estimated ash basin closure costs based upon probability weightings of the potential closure methods as evaluated on a site by site basis. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and timeframe of closure at the individual sites. Closure methods considered include removing the water from the basins and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill, or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with future standards set by the Coal Ash Management Commission established by the Coal Ash Act. The asset retirement obligation amounts will be adjusted as additional information is gained from the Coal Ash Management Commission on acceptable compliance approaches which may change management assumptions.
Asset retirement costs associated with the asset retirement obligations for operating plants and retired plants are included in Net property, plant and equipment, and Regulatory assets, respectively, on the Consolidated Balance Sheets. Of the asset retirement obligations recorded, $896 million and $603 million were recorded in Net property, plant and equipment for Duke Energy Carolinas and Duke Energy Progress, respectively, and $839 million and $1,152 million were recorded in Regulatory assets for Duke Energy Carolinas and Duke Energy Progress, respectively. The asset retirement costs recorded for Duke Energy Progress are net of $37 million of Regulatory liabilities related to cost of removal. Cost recovery for these expenditures is believed to be probable and will be pursued through the normal ratemaking process with the NCUC, PSCSC and FERC.
In December 2014, the EPA signed the first regulation for the disposal of CCR. The federal regulation classifies CCR as nonhazardous waste. The regulation applies to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles. The law establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Once the rule is effective in 2015, additional ARO amounts will be recorded at the Duke Energy Registrants. For more information, see Note 5.
Nuclear Decommissioning Costs
Use of the NDTF investments are restricted to nuclear decommissioning activities. The NDTF investments are managed and invested in accordance with applicable requirements of various regulatory bodies, including the NRC, FERC, NCUC, PSCSC, FPSC and the Internal Revenue Service (IRS). The fair value of assets legally restricted for purposes of settling asset retirement obligations associated with nuclear decommissioning are $5,182 million and $2,678 million for Duke Energy and Duke Energy Carolinas at December 31, 2014, respectively, and $4,769 million and $2,477 million for Duke Energy and Duke Energy Carolinas at December 31, 2013, respectively. The NDTF balances for Progress Energy, Duke Energy Progress and Duke Energy Florida represent the fair value of assets legally restricted for purposes of settling asset retirement obligations associated with nuclear decommissioning. The NCUC, PSCSC and FPSC require updated cost estimates for decommissioning nuclear plants every five years.
The following table summarizes information about nuclear decommissioning cost studies.

(in millions)	Annual Funding Requirement	Decommissioning Costs(a)(b)(c)	Year of Cost Study
Duke Energy Carolinas(d)	$21	$3,420	2013
Duke Energy Progress(e)	14	3,062	2014
Duke Energy Florida	—	1,083	2013

(a)	Represents cost per the most recent site-specific nuclear decommissioning cost studies, including costs to decommission plant components not subject to radioactive contamination.

(b)	Includes the Subsidiary Registrants' ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.

(c)	Amounts are in dollars of year of cost study.

(d)
In the fourth quarter of 2014, Duke Energy Carolinas requested from the NCUC a reduction in the annual funding requirement to zero. Duke Energy Carolinas received approval from the NCUC in January 2015.

(e)
Duke Energy Progress' site-specific cost nuclear decommissioning cost studies are expected to be filed with the NCUC and PSCSC by the second quarter of 2015. Duke Energy Progress will also complete a new funding study, which will be completed and filed with the NCUC and PSCSC in 2015.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Nuclear Operating Licenses
Operating licenses for nuclear units are potentially subject to extension. The following table includes the current expiration of nuclear operating licenses.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Unit 1	2043
Catawba Unit 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Unit 1	2033
Oconee Unit 2	2033
Oconee Unit 3	2034
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
Duke Energy Florida
Crystal River Unit 3	(a)

(a)
Duke Energy Florida has requested the NRC terminate the operating license as Crystal River Unit 3 permanently ceased operation in February 2013. Refer to Note 4 for further information on decommissioning activity and transition to SAFSTOR.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

10. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment.

	December 31, 2014
(in millions)	Estimated Useful Life (Years)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Land		$1,459	$403	$704	$380	$324	$114	$108
Plant - Regulated
Electric generation, distribution and transmission	2 - 138	82,206	31,751	33,672	20,616	13,056	3,956	11,911
Natural gas transmission and distribution	12 - 67	2,230	—	—	—	—	2,230	—
Other buildings and improvements	9 - 100	1,445	465	607	286	318	200	173
Plant - Nonregulated
Electric generation, distribution and transmission	1- 30	2,380	—	—	—	—	—	—
Other buildings and improvements	5 - 50	2,498	—	—	—	—	—	—
Nuclear fuel		2,865	1,676	1,190	1,190	—	—	—
Equipment	3 - 34	1,762	341	506	388	118	330	166
Construction in process		4,519	2,081	1,215	908	307	97	481
Other	5 - 80	3,497	655	756	439	310	214	195
Total property, plant and equipment(a)(d)		104,861	37,372	38,650	24,207	14,433	7,141	13,034
Total accumulated depreciation - regulated(b)(c)(d)		(32,628)	(12,700)	(13,506)	(9,021)	(4,478)	(2,213)	(4,219)
Total accumulated depreciation - nonregulated(c)(d)		(2,196)	—	—	—	—	—	—
Generation facilities to be retired, net		9	—	—	—	—	9	—
Total net property, plant and equipment		$70,046	$24,672	$25,144	$15,186	$9,955	$4,937	$8,815

(a)
Includes capitalized leases of $1,548 million, $40 million, $315 million, $146 million, $169 million, $98 million, and $30 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, and Duke Energy Indiana, respectively, primarily in regulated plant. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $72 million, $5 million and $67 million, respectively, of accumulated amortization of capitalized leases.

(b)
Includes $1,408 million, $847 million, $561 million and $561 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

(c)
Includes accumulated amortization of capitalized leases of $52 million, $8 million, $25 million and $6 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, respectively.

(d)	Includes gross property, plant and equipment cost of consolidated VIEs of $1,873 million and accumulated depreciation of consolidated VIEs of $257 million at Duke Energy.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
(in millions)	Estimated Useful Life (Years)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Land		$1,481	$397	$705	$383	$321	$137	$105
Plant - Regulated
Electric generation, distribution and transmission	2 - 125	78,272	30,018	31,792	19,190	12,601	3,925	11,594
Natural gas transmission and distribution	12 - 67	2,138	—	—	—	—	2,138	—
Other buildings and improvements	2 - 100	1,397	447	610	282	315	190	159
Plant - Nonregulated
Electric generation, distribution and transmission	2 - 100	6,267	—	—	—	—	4,017	—
Other buildings and improvements	9 -100	2,512	—	—	—	—	5	—
Nuclear fuel		2,458	1,446	1,012	1,012	—	—	—
Equipment	1 - 33	1,557	287	621	357	94	317	146
Construction in process		3,595	1,741	873	631	238	166	307
Other	5 - 33	3,438	570	867	418	294	248	178
Total property, plant and equipment(a)(d)		103,115	34,906	36,480	22,273	13,863	11,143	12,489
Total accumulated depreciation - regulated(b)(c)(d)		(31,659)	(11,894)	(13,098)	(8,623)	(4,252)	(2,160)	(3,913)
Total accumulated depreciation - nonregulated(c)(d)		(1,966)	—	—	—	—	(748)	—
Total net property, plant and equipment		$69,490	$23,012	$23,382	$13,650	$9,611	$8,235	$8,576

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

(d)	Includes gross property, plant and equipment cost of consolidated VIEs of $1,678 million and accumulated depreciation of consolidated VIEs of $175 million at Duke Energy.
The following table presents capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2014	2013	2012
Duke Energy	$75	$89	$176
Duke Energy Carolinas	38	41	72
Progress Energy	11	19	41
Duke Energy Progress	10	16	23
Duke Energy Florida	1	3	18
Duke Energy Ohio	10	11	13
Duke Energy Indiana	6	9	39

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

11. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.
Duke Energy

(in millions)	Regulated Utilities	International Energy	Commercial Power	Total
Balance at December 31, 2013
Goodwill	$15,950	$326	$935	$17,211
Accumulated impairment charges	—	—	(871)	(871)
Balance at December 31, 2013, net of accumulated impairment charges	15,950	326	64	16,340
Foreign exchange and other changes	—	(19)	—	(19)
Balance at December 31, 2014
Goodwill	15,950	307	935	17,192
Accumulated impairment charges	—	—	(871)	(871)
Balance at December 31, 2014, net of accumulated impairment charges	$15,950	$307	$64	$16,321
Duke Energy Ohio

(in millions)	Regulated Utilities	Commercial Power	Total
Balance at December 31, 2013
Goodwill	$1,136	$1,188	$2,324
Accumulated impairment charges	(216)	(1,188)	(1,404)
Balance at December 31, 2013, net of accumulated impairment charges	920	—	920
Balance at December 31, 2014
Goodwill	1,136	1,188	2,324
Accumulated impairment charges	(216)	(1,188)	(1,404)
Balance at December 31, 2014, net of accumulated impairment charges	$920	$—	$920
Progress Energy
Progress Energy's Goodwill is included in the Regulated Utilities operating segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Duke Energy Ohio and Progress Energy are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31. Duke Energy, Duke Energy Ohio and Progress Energy update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value of Duke Energy, Duke Energy Ohio and Progress Energy’s reporting units exceeded their respective carrying values at the date of the annual impairment analysis, no impairment charges were recorded in 2014.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Intangible Assets
The following tables show the carrying amount and accumulated amortization of intangible assets within Other on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2014 and 2013.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio (a)	Duke Energy Indiana
Emission allowances	$23	$1	$7	$3	$4	$—	$16
Renewable energy certificates	97	25	69	69	—	3	—
Gas, coal and power contracts	24	—	—	—	—	—	24
Wind development rights	97	—	—	—	—	—	—
Other	76	—	—	—	—	—	—
Total gross carrying amounts	317	26	76	72	4	3	40
Accumulated amortization - gas, coal and power contracts	(15)	—	—	—	—	—	(15)
Accumulated amortization - wind development rights	(14)	—	—	—	—	—	—
Accumulated amortization - other	(25)	—	—	—	—	—	—
Total accumulated amortization	(54)	—	—	—	—	—	(15)
Total intangible assets, net	$263	$26	$76	$72	$4	$3	$25

(a)
During 2014, Duke Energy Ohio reduced the carrying amount of OVEC to zero. A charge of $94 million is recorded in Impairment Charges on Duke Energy Ohio's Consolidated Statement of Operations. In addition, Duke Energy Ohio has emission allowances and renewable energy certificates that have been reclassified to Assets Held For Sale pending the sale of the Disposal Group. See Note 17 for further information.

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Emission allowances	$63	$1	$21	$3	$18	$20	$21
Renewable energy certificates	82	16	64	64	—	2	—
Gas, coal and power contracts	180	—	—	—	—	156	24
Wind development rights	86	—	—	—	—	—	—
Other	76	—	—	—	—	—	—
Total gross carrying amounts	487	17	85	67	18	178	45
Accumulated amortization - gas, coal and power contracts	(73)	—	—	—	—	(60)	(13)
Accumulated amortization - wind development rights	(12)	—	—	—	—	—	—
Accumulated amortization - other	(24)	—	—	—	—	—	—
Total accumulated amortization	(109)	—	—	—	—	(60)	(13)
Total intangible assets, net	$378	$17	$85	$67	$18	$118	$32

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amortization Expense
The following table presents amortization expense for gas, coal and power contracts, wind development rights and other intangible assets.

	December 31,
(in millions)	2014	2013	2012
Duke Energy	$6	$13	$14
Duke Energy Ohio	2	8	12
Duke Energy Indiana	1	1	1
The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2014. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts, as well as estimated amortization related to the wind development projects. The amortization amounts discussed below are estimates and actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, delays in the in-service dates of wind assets, additional intangible acquisitions and other events.

(in millions)	2015	2016	2017	2018	2019
Duke Energy	$11	$8	$7	$7	$7
Duke Energy Ohio	2	1	1	1	1
Duke Energy Indiana	5	3	2	2	2
12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
EQUITY METHOD INVESTMENTS
Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. As of December 31, 2014 and 2013, the carrying amount of investments in affiliates with carrying amounts greater than zero approximated the amount of underlying equity in net assets.
The following table presents Duke Energy’s investments in unconsolidated affiliates accounted for under the equity method, as well as the respective equity in earnings, by segment.

	Years Ended December 31,
	2014		2013		2012
(in millions)	Investments	Equity in earnings	Investments	Equity in earnings	Equity in earnings
Regulated Utilities	$3	$(3)	$4	$(1)	$(5)
International Energy	69	120	82	110	134
Commercial Power	258	10	252	7	14
Other	28	3	52	6	5
Total	$358	$130	$390	$122	$148
During the years ended December 31, 2014, 2013 and 2012, Duke Energy received distributions from equity investments of $154 million, $144 million and $183 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows.
Significant investments in affiliates accounted for under the equity method are discussed below.
International Energy
Duke Energy owns a 25 percent indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia.
Commercial Power
Investments accounted for under the equity method primarily consist of Duke Energy’s approximate 50 percent ownership interest in the five Catamount Sweetwater, LLC wind farm projects (Phase I-V), INDU Solar Holdings, LLC and DS Cornerstone, LLC. All of these entities own solar or wind power projects in the United States. Duke Energy also owns a 50 percent interest in Duke American Transmission Co., LLC, which builds, owns and operates electric transmission facilities in North America.
Other
On December 31, 2013, Duke Energy completed the sale of its 50 percent ownership interest in DukeNet, which owned and operated telecommunications businesses, to Time Warner Cable, Inc. After retiring existing DukeNet debt and payment of transaction expenses, Duke Energy received $215 million in cash proceeds and recorded a $105 million pretax gain in the fourth quarter of 2013.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

13. RELATED PARTY TRANSACTIONS
The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Material amounts related to transactions with related parties included in the Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Years Ended December 31,
(in millions)	2014	2013	2012
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$851	$927	$1,112
Indemnification coverages(b)	21	22	21
JDA revenue(c)	133	121	18
JDA expense(c)	198	116	91
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$732	$290	$63
Corporate governance and shared services provided to Duke Energy(d)	—	96	47
Indemnification coverages(b)	33	34	17
JDA revenue(c)	198	116	91
JDA expense(c)	133	121	18
Duke Energy Progress
Corporate governance and shared service expenses(a)	$386	$266	$254
Indemnification coverages(b)	17	20	8
JDA revenue(c)	198	116	91
JDA expense(c)	133	121	18
Duke Energy Florida
Corporate governance and shared service expenses(a)	$346	$182	$186
Indemnification coverages(b)	16	14	8
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$316	$347	$358
Indemnification coverages(b)	13	15	15
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$384	$422	$419
Indemnification coverages(b)	11	14	8

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

(c)
Duke Energy Carolinas and Duke Energy Progress participate in a JDA which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Consolidated Statements of Operations and Comprehensive Income.

(d)
In 2013 and 2012, Progress Energy Service Company (PESC), a consolidated subsidiary of Progress Energy, charged a proportionate share of corporate governance and other costs to consolidated affiliates of Duke Energy. Corporate governance and other shared costs were primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges were recorded as an offset to Operation, maintenance and other in the Consolidated Statements of Operations and Comprehensive Income. Effective January 1, 2014, PESC was contributed to Duke Energy Corporate Services (DECS), a consolidated subsidiary of Duke Energy, and these costs were no longer charged out of Progress Energy. Progress Energy recorded a non-cash after-tax equity transfer related to the contribution of PESC to DECS in its Consolidated Statements of Changes in Common Stockholder's Equity.

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 for more information regarding money pool. The net impact of these transactions was not material for the years ended December 31, 2014, 2013 and 2012 for the Subsidiary Registrants.

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
In January 2012, Duke Energy Ohio recorded a non-cash equity transfer of $28 million related to the sale of Vermillion to Duke Energy Indiana. Duke Energy Indiana recorded a non-cash after-tax equity transfer of $26 million for the purchase of Vermillion from Duke Energy Ohio. See Note 2 for further discussion.
Duke Energy Commercial Asset Management (DECAM) is a nonregulated, indirect subsidiary of Duke Energy Ohio that owns generating plants included in the Disposal Group discussed in Note 2. DECAM's business activities include the execution of commodity transactions, third-party vendor and supply contracts, and service contracts for certain of Duke Energy’s nonregulated entities. The commodity contracts DECAM enters are accounted for as undesignated contracts or NPNS. Consequently, mark-to-market impacts of intercompany contracts with, and sales of power to, nonregulated entities are included in (Loss) Income from discontinued operations in Duke Energy Ohio’s Consolidated Statements of Operations and Comprehensive Income. These amounts totaled net expense of $24 million and $6 million and net revenue of $24 million, for the years ended December 31, 2014, 2013 and 2012, respectively.
Because it is not a rated entity, DECAM receives credit support from Duke Energy or its nonregulated subsidiaries, not from the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable of $459 million and $43 million for the years ended December 31, 2014 and 2013, respectively, These amounts are recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Consolidated Balance Sheets.
As discussed in Note 6, in April 2014, Duke Energy issued $1 billion of senior unsecured notes. Proceeds from the issuances of approximately $400 million were loaned to DECAM, and such funds were ultimately used to redeem $402 million of tax-exempt bonds at Duke Energy Ohio. This transaction substantially completed the restructuring of Duke Energy Ohio’s capital structure to reflect appropriate debt and equity ratios for its regulated operations. The restructuring was completed in the second quarter of 2014, and resulted in the transfer of all of Duke Energy Ohio’s nonregulated generation assets, excluding Beckjord, out of its regulated public utility subsidiary and into DECAM.
14. DERIVATIVES AND HEDGING
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
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the future prices of electricity, coal and natural gas. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets, and delivery locations.
Fair Value and Cash Flow Hedges
At December 31, 2014, there were no open commodity derivative instruments designated as hedges.
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

	December 31, 2014
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	25,370	—	—	—	—	19,141	—
Natural gas (millions of decatherms)	676	35	328	116	212	313	—

	December 31, 2013
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	71,466	1,205	925	925	—	69,362	203
Natural gas (millions of decatherms)	636	—	363	141	222	274	—

(a)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.
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
Duke Energy has a combination foreign exchange, pay fixed-receive floating interest rate swap to fix the U.S. dollar equivalent payments on a floating-rate Chilean debt issue.
The following tables show notional amounts for derivatives related to interest rate risk.

	December 31, 2014			December 31, 2013
(in millions)	Duke Energy	Duke Energy Florida	Duke Energy Ohio	Duke Energy	Duke Energy Ohio
Cash flow hedges(a)	$750	$—	$—	$798	$—
Undesignated contracts	277	250	27	34	27
Total notional amount	$1,027	250	$27	$832	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $541 million at December 31, 2014 and $584 million at December 31, 2013.

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

	December 31,
	2014		2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$—	$—	$—	$1
Interest rate contracts
Investments and other assets: other	10	—	27	—
Current liabilities: other	—	13	—	18
Deferred credits and other liabilities: other	—	29	—	4
Total Derivatives Designated as Hedging Instruments	$10	$42	$27	$23
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$18	$—	$201	$158
Current assets: assets held for sale	15	—	—	—
Investments and other assets: other	3	—	215	131
Investments and other assets: assets held for sale	15	—	—	—
Current liabilities: other	1	307	13	153
Current liabilities: assets held for sale	174	253	—	—
Deferred credits and other liabilities: other	2	91	5	166
Deferred credits and other liabilities: assets held for sale	111	208	—	—
Interest rate contracts
Current assets: other	2	—	—	—
Current liabilities: other	—	1	—	1
Deferred credits and other liabilities: other	—	7	—	4
Total Derivatives Not Designated as Hedging Instruments	341	867	434	613
Total Derivatives	$351	$909	$461	$636
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

	Derivative Assets
	December 31, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(e)	Non-Current(f)
Gross amounts recognized	$210	$136	$214	$233
Gross amounts offset	(153)	(88)	(179)	(138)
Net amount subject to master netting	57	48	35	95
Amounts not subject to master netting	—	5	—	14
Net amounts recognized on the Consolidated Balance Sheet	$57	$53	$35	$109

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Derivative Liabilities
	December 31, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(g)	Non-Current(h)
Gross amounts recognized	$573	$319	$322	$299
Gross amounts offset	(213)	(173)	(192)	(155)
Net amounts subject to master netting	360	146	130	144
Amounts not subject to master netting	1	16	4	11
Net amounts recognized on the Consolidated Balance Sheet	$361	$162	$134	$155
(a)    Included in Other and Assets Held for Sale within Current Assets on the Consolidated Balance Sheet.

(b)	Included in Other and Assets held for Sale within Investments and Other Assets on the Consolidated Balance Sheet.

(c)	Included in Other and Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other and Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

(e)	Included in Other within Current Assets on the Consolidated Balance Sheet.

(f)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.

(g)	Included in Other within Current Liabilities on the Consolidated Balance Sheet.

(h)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.
The following table shows the gains and losses recognized on cash flow hedges and the line items on the Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Years Ended December 31,
(in millions)	2014	2013	2012
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts	$(39)	$79	$(23)
Commodity contracts	—	1	1
Total Pretax Gains (Losses) Recorded in AOCI	$(39)	$80	$(22)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	(7)	(2)	2
There was no hedge ineffectiveness during the years ended December 31, 2014, 2013 and 2012, and no gains or losses were excluded from the assessment of hedge effectiveness during the same periods.
A $10 million pretax gain is expected to be recognized in earnings during the next 12 months as interest expense.

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

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$—	$11	$(23)
Other income and expenses	—	—	(2)
Fuel used in electric generation and purchased power-regulated	(44)	(200)	(194)
Income (Loss) From Discontinued Operations	(729)	(57)	40
Interest rate contracts
Interest expense	(6)	(18)	(8)
Total Pretax (Losses) Gains Recognized in Earnings	$(779)	$(264)	$(187)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(268)	$10	$(2)
Regulatory liabilities	14	15	36
Interest rate contracts
Regulatory assets	—	55	10
Regulatory liabilities	2	—	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(252)	$80	$44
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

	December 31,
	2014		2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$—	$14	$—	$1
Deferred credits and other liabilities: other	—	5	—	1
Total Derivatives Not Designated as Hedging Instruments	—	19	—	2
Total Derivatives	$—	$19	$—	$2
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

Derivative Assets
	December 31, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(a)	Non-Current(b)
Gross amounts recognized	$—	$—	$—	$—
Gross amounts offset	—	—	—	—
Net amount subject to master netting	—	—	—	—
Amounts not subject to master netting	—	—	—	—
Net amounts recognized on the Consolidated Balance Sheet	$—	$—	$—	$—

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Derivative Liabilities
	December 31, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(c)	Non-Current(d)
Gross amounts recognized	$14	$5	$—	$—
Gross amounts offset	—	—	—	—
Net amount subject to master netting	14	5	—	—
Amounts not subject to master netting	—	—	1	1
Net amounts recognized on the Consolidated Balance Sheet	$14	$5	$1	$1

(a)	Included in Other within Current Assets on the Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.
The following table shows the gains and losses during the year recognized on cash flow hedges and the line items on the Consolidated Statements of Operations and Comprehensive Income where such gains and losses are included when reclassified from AOCI. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	$(3)	$(3)	$(3)
A $3 million pretax gain is expected to be recognized in earnings during the next 12 months as interest expense.
The following table shows the gains and losses during the year recognized on undesignated derivatives and the line items on the Consolidated Statements of Operations and Comprehensive Income or the Consolidated Balance Sheets where the pretax gains and losses were reported. Amounts not included in Regulatory Assets or Liabilities for commodity contracts are reclassified to earnings to match recovery through the fuel clause. Amounts included in Regulatory Assets or Liabilities for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$—	$(12)	$(12)
Total Pretax (Losses) Gains Recognized in Earnings	—	(12)	(12)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(19)	$—	$—

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

	December 31,
	2014		2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$—	$1	$—	$1
Deferred credits and other liabilities: other	—	—	—	4
Total Derivatives Designated as Hedging Instruments	$—	$1	$—	$5
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$—	$—	$3	$2
Investments and other assets: other	—	—	2	1
Current liabilities: other	—	288	11	105
Deferred credits and other liabilities: other	—	80	4	91
Interest rate contracts
Current assets: other	2	—	—	—
Deferred credits and other liabilities: other	—	2	—	—
Total Derivatives Not Designated as Hedging Instruments	2	370	20	199
Total Derivatives	$2	$371	$20	$204
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

	Derivative Assets
	December 31, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(a)	Non-Current(b)
Gross amounts recognized	$2	$—	$15	$5
Gross amounts offset	(2)	—	(13)	(4)
Net amounts recognized on the Consolidated Balance Sheet	$—	$—	$2	$1

	Derivative Liabilities
	December 31, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(c)	Non-Current(d)
Gross amounts recognized	$289	$82	$107	$93
Gross amounts offset	(17)	(8)	(17)	(10)
Net amounts subject to master netting	272	74	90	83
Amounts not subject to master netting	—	—	—	4
Net amounts recognized on the Consolidated Balance Sheet	$272	$74	$90	$87
(a)    Included in Other within Current Assets on the Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

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

	Years Ended December 31,
(in millions)	2014	2013	2012
Pretax Gains (Losses) Recorded in AOCI
Commodity contracts	$—	$1	$1
Interest rate contracts	—	—	(11)
Total Pretax Gains (Losses) Recorded in AOCI	$—	$1	$(10)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	(13)	—	(14)
Location of Pretax Gains and (Losses) Reclassified from AOCI to Regulatory Assets or Liabilities(a)
Interest rate contracts
Regulatory assets	—	$—	(159)
(a)    Effective with the merger, Duke Energy Progress and Duke Energy Florida no longer designates interest rate derivatives for regulated operations as cash flow hedges. As a result, the pretax losses on derivatives as of the date of the merger were reclassified from AOCI to regulatory assets.
There was no hedge ineffectiveness during the years ended December 31, 2014, 2013 and 2012, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods.
A $13 million pretax loss is expected to be recognized in earnings during the next 12 months as interest expense.
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

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$—	$11	$(11)
Fuel used in electric generation and purchased power	(44)	(200)	(454)
Other income and expenses, net	—	—	7
Interest rate contracts
Interest expense	(4)	(17)	(8)
Total Pretax (Losses) Gains Recognized in Earnings	$(48)	$(206)	$(466)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(233)	$10	$(171)
Regulatory liabilities	2	—	—
Interest rate contracts
Regulatory assets	2	18	6
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(229)	$28	$(165)

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

	December 31,
	2014		2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$—	$1	$—	$1
Total Derivatives Designated as Hedging Instruments	—	1	—	1
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Investments and other assets: other	$—	$—	$2	$1
Current liabilities: other	—	108	2	40
Deferred credits and other liabilities: other	—	23	2	29
Total Derivatives Not Designated as Hedging Instruments	—	131	6	70
Total Derivatives	$—	$132	$6	$71
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

	Derivative Assets
	December 31, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(a)	Non-Current(b)
Gross amounts recognized	$—	$—	$3	$3
Gross amounts offset	—	—	(3)	(3)
Net amounts recognized on the Consolidated Balance Sheet	$—	$—	$—	$—

	Derivative Liabilities
	December 31, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(c)	Non-Current(d)
Gross amounts recognized	$109	$23	$41	$30
Gross amounts offset	—	—	(3)	(3)
Net amounts recognized on the Consolidated Balance Sheet	$109	$23	$38	$27
(a)    Included in Other within Current Assets on the Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Years Ended December 31,
(in millions)	2014	2013	2012
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts	$—	$—	$(7)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	—	—	(5)
Location of Pretax Gains and (Losses) Reclassified from AOCI to Regulatory Assets or Liabilities(a)
Interest rate contracts
Regulatory assets	—	$—	(117)

(a)
Effective with the merger, Duke Energy Progress no longer designates interest rate derivatives for regulated operations as cash flow hedges. As a result, the pretax losses on derivatives as of the date of the merger were reclassified from AOCI to Regulatory assets.

There was no hedge ineffectiveness during the years ended December 31, 2014, 2013 and 2012, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods.
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

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Operating revenues	$—	$11	$(11)
Fuel used in electric generation and purchased power	(15)	(71)	(115)
Interest rate contracts
Interest expense	—	(13)	(6)
Total Pretax (Losses) Gains Recognized in Earnings	$(15)	$(73)	$(132)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(82)	$(6)	$(55)
Interest rate contracts
Regulatory assets	—	13	6
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(82)	$7	$(49)

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

	December 31,
	2014		2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$—	$—	$3	$2
Current liabilities: other	—	180	9	64
Deferred credits and other liabilities: other	—	57	2	63
Interest rate contracts
Current assets: other	2	—	—	—
Deferred credits and other liabilities: other	—	2	—	—
Total Derivatives Not Designated as Hedging Instruments	2	239	14	129
Total Derivatives	$2	$239	$14	$129
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

	Derivative Assets
	December 31, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(a)	Non-Current(b)
Gross amounts recognized	$2	$—	$12	$2
Gross amounts offset	(2)	—	(10)	(2)
Net amounts recognized on the Consolidated Balance Sheet	$—	$—	$2	$—

	Derivative Liabilities
	December 31, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(c)	Non-Current(d)
Gross amounts recognized	$180	$59	$66	$63
Gross amounts offset	(17)	(8)	(15)	(7)
Net amounts recognized on the Consolidated Balance Sheet	$163	$51	$51	$56

(a)	Included in Other within Current Assets on the Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

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

	Years Ended December 31,
(in millions)	2014	2013	2012
Pretax Gains (Losses) Recorded in AOCI
Commodity contracts	$—	$1	$1
Interest rate contracts	—	—	(2)
Total Pretax Gains (Losses) Recorded in AOCI	$—	$1	$(1)
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	(2)	—	(2)
Location of Pretax Gains and (Losses) Reclassified from AOCI to Regulatory Assets(a)
Interest rate contracts
Regulatory assets	—	$—	(42)

(a)
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

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power	$(29)	$(129)	$(339)
Interest rate contracts
Interest expense	(4)	(5)	(2)
Total Pretax (Losses) Gains Recognized in Earnings	$(33)	$(134)	$(341)
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(151)	$16	$(116)
Interest rate contracts
Regulatory assets	2	5	—
Regulatory liabilities	2	—	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(147)	$21	$(116)

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

	December 31,
	2014		2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$1	$—	$186	$163
Current assets: assets held for sale	28	4	—	—
Investments and other assets: other	—	—	202	130
Investments and other assets: assets held for sale	26	4	—	—
Current liabilities: other	—	—	1	36
Current liabilities: assets held for sale	175	252	—	—
Deferred credits and other liabilities: other	—	—	2	56
Deferred credits and other liabilities: assets held for sale	111	207	—	—
Interest rate contracts
Current liabilities: other	—	1	—	1
Deferred credits and other liabilities: other	—	5	—	4
Total Derivatives Not Designated as Hedging Instruments	341	473	391	390
Total Derivatives	$341	$473	$391	$390
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

	Derivative Assets
	December 31, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(e)	Non-Current(f)
Gross amounts recognized	$204	$137	$186	$205
Gross amounts offset	(179)	(114)	(165)	(132)
Net amounts recognized on the Consolidated Balance Sheet	$25	$23	$21	$73

	Derivative Liabilities
	December 31, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(g)	Non-Current(h)
Gross amounts recognized	$257	$216	$199	$186
Gross amounts offset	(222)	(193)	(173)	(143)
Net amounts subject to master netting	35	23	26	43
Amounts not subject to master netting	—	—	1	4
Net amounts recognized on the Consolidated Balance Sheet	$35	$23	$27	$47
(a)    Included in Other and Assets Held for Sale within Current Assets on the Consolidated Balance Sheet.

(b)	Included in Other and Assets held for Sale within Investments and Other Assets on the Consolidated Balance Sheet.

(c)	Included in Other and Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other and Liabilities Associated with Assets Held for Sale within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

(e)	Included in Other within Current Assets on the Consolidated Balance Sheet.

(f)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.

(g)	Included in Other within Current Liabilities on the Consolidated Balance Sheet.

(h)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

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

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Income (Loss) from discontinued operations	(758)	(56)	78
Interest rate contracts
Interest expense	(1)	(1)	(1)
Total Pretax (Losses) Gains Recognized in Earnings	$(759)	$(57)	$77
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$1	$—	$2
Regulatory liabilities	5	—	(1)
Interest rate contracts
Regulatory assets	(2)	4	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$4	$4	$1
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

	December 31,
	2014		2013
(in millions)	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$14	$—	$12	$—
Total Derivatives Not Designated as Hedging Instruments	14	—	12	—
Total Derivatives	$14	$—	$12	$—
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

	Derivative Assets
	December 31, 2014		December 31, 2013
(in millions)	Current(a)	Non-Current(b)	Current(a)	Non-Current(b)
Gross amounts recognized	$14	$—	$12	$—
Gross amounts offset	—	—	(1)	—
Net amounts recognized on the Consolidated Balance Sheet	$14	$—	$11	$—

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Derivative Liabilities
	December 31, 2014		December 31, 2013
(in millions)	Current(c)	Non-Current(d)	Current(c)	Non-Current(d)
Gross amounts recognized	$—	$—	$—	$—
Gross amounts offset	—	—	—	—
Net amount subject to master netting	—	—	—	—
Amounts not subject to master netting	—	—	—	—
Net amounts recognized on the Consolidated Balance Sheet	$—	$—	$—	$—

(a)	Included in Other within Current Assets on the Consolidated Balance Sheet.

(b)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheet.

(c)	Included in Other within Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.
The following table shows the gains and losses during the year recognized on cash flow hedges and the line items on the Consolidated Statements of Operations and Comprehensive Income where such gains and losses are included when reclassified from AOCI. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	$—	$3	$3
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

	Years Ended December 31,
(in millions)	2014	2013	2012
Location of Pretax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$—	$1	$—
Location of Pretax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(16)	$—	$2
Regulatory liabilities	9	16	35
Interest rate contracts
Regulatory assets	—	34	4
Regulatory liabilities	—	—	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(7)	$50	$41
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

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$845	$19	$370	$131	$239	$456
Fair value of collateral already posted	209	—	23	—	23	186
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	407	19	347	131	216	41

	December 31, 2013
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$525	$168	$60	$108	$355
Fair value of collateral already posted	135	10	—	10	125
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	205	158	60	98	47
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

	December 31,
	2014		2013
(in millions)	Receivables	Payables	Receivables	Payables
Duke Energy
Amounts offset against net derivative positions	$145	$—	$30	$—
Amounts not offset against net derivative positions	64	—	122	—
Progress Energy
Amounts offset against net derivative positions	23	—	10	—
Duke Energy Florida
Amounts offset against net derivative positions	23	—	10	—
Duke Energy Ohio
Amounts offset against net derivative positions	122	—	19	—
Amounts not offset against net derivative positions	64	—	115	—
Duke Energy Indiana
Amounts offset against net derivative positions	—	—	—	1
Amounts not offset against net derivative positions	—	—	1	—
15. INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.
TRADING SECURITIES
Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. The fair value of these investments was $7 million as of December 31, 2014 and $18 million as of December 31, 2013.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy holds corporate debt securities that were purchased using excess cash from its foreign operations. These investments are either classified as Cash and cash equivalents or Short-term investments on the Consolidated Balance Sheets based on maturity date and are available for current operations of Duke Energy’s foreign business. The fair value of these investments classified as Short-term investments was $44 million as of December 31, 2013.
Duke Energy classifies all other investments in debt and equity securities as long-term, unless otherwise noted.
Investment Trusts
The investments within the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary impairments and are recognized immediately. Pursuant to regulatory accounting, realized and unrealized gains and losses associated with investments within the Investment Trusts are deferred as a regulatory asset or liability. As a result, there is no immediate impact on earnings of the Duke Energy Registrants.
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
If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments, and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of December 31, 2014 and 2013. There were no other-than-temporary impairments for debt or equity securities as of December 31, 2014 and 2013.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$136	$—	$—	$110
Equity securities	1,926	29	3,650	1,813	10	3,579
Corporate debt securities	14	2	454	8	6	400
Municipal bonds	5	—	184	2	6	160
U.S. government bonds	19	2	978	7	12	730
Other debt securities	1	2	147	22	2	154
Total NDTF	1,965	35	5,549	1,852	36	5,133
Other Investments
Cash and cash equivalents	—	—	15	—	—	21
Equity securities	34	—	96	29	—	91
Corporate debt securities	1	1	58	1	1	99
Municipal bonds	3	1	76	2	2	79
U.S. government bonds	—	—	27	—	—	17
Other debt securities	1	1	80	—	8	111
Total Other Investments(a)	39	3	352	32	11	418
Total Investments	$2,004	$38	$5,901	$1,884	$47	$5,551

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2014
Due in one year or less	178
Due after one through five years	571
Due after five through 10 years	464
Due after 10 years	791
Total	2,004
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2014	2013	2012
Realized gains	$271	$209	$117
Realized losses	105	65	19

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$51	$—	$—	$42
Equity securities	1,102	17	2,162	974	6	1,964
Corporate debt securities	8	2	316	5	5	274
Municipal bonds	1	—	62	—	2	54
U.S. government bonds	7	1	308	3	7	354
Other debt securities	1	2	133	22	2	146
Total NDTF	1,119	22	3,032	1,004	22	2,834
Other Investments
Other debt securities	—	1	3	—	1	3
Total Other Investments(a)	—	1	3	—	1	3
Total Investments	$1,119	$23	$3,035	$1,004	$23	$2,837

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2014
Due in one year or less	$1
Due after one through five years	155
Due after five through 10 years	257
Due after 10 years	409
Total	$822
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2014	2013	2012
Realized gains	$109	$115	$89
Realized losses	93	12	6

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

PROGRESS ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$85	$—	$—	$68
Equity securities	824	12	1,488	839	4	1,615
Corporate debt securities	6	—	138	3	1	126
Municipal bonds	4	—	122	2	4	106
U.S. government bonds	12	1	670	4	5	376
Other debt securities	—	—	14	—	—	8
Total NDTF	846	13	2,517	848	14	2,299
Other Investments
Cash and cash equivalents	—	—	15	—	—	20
Municipal bonds	3	—	43	1	—	39
Total Other Investments(a)	3	—	58	1	—	59
Total Investments	$849	$13	$2,575	$849	$14	$2,358

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2014
Due in one year or less	$161
Due after one through five years	350
Due after five through 10 years	157
Due after 10 years	319
Total	$987
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2014	2013	2012
Realized gains	$157	$90	$34
Realized losses	11	46	18

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$50	$—	$—	$48
Equity securities	612	10	1,171	535	3	1,069
Corporate debt securities	5	—	97	3	1	80
Municipal bonds	4	—	120	2	4	104
U.S. government bonds	9	1	265	4	3	232
Other debt securities	—	—	8	—	—	5
Total NDTF	630	11	1,711	544	11	1,538
Other Investments
Cash and cash equivalents	—	—	—	—	—	2
Total Other Investments(a)	—	—	—	—	—	2
Total Investments	$630	$11	$1,711	$544	$11	$1,540

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2014
Due in one year or less	$14
Due after one through five years	140
Due after five through 10 years	109
Due after 10 years	227
Total	$490
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2014	2013	2012
Realized gains	$19	$58	$21
Realized losses	5	26	8

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$35	$—	$—	$20
Equity securities	212	2	317	304	1	546
Corporate debt securities	1	—	41	—	—	46
Municipal bonds	—	—	2	—	—	2
U.S. government bonds	3	—	405	—	2	144
Other debt securities	—	—	6	—	—	3
Total NDTF	216	2	806	304	3	761
Other Investments
Cash and cash equivalents	—	—	1	—	—	3
Municipal bonds	3	—	43	1	—	39
Total Other Investments(a)	3	—	44	1	—	42
Total Investments	$219	$2	$850	$305	$3	$803

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2014
Due in one year or less	$147
Due after one through five years	210
Due after five through 10 years	48
Due after 10 years	92
Total	$497
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2014	2013	2012
Realized gains	$138	$32	$13
Realized losses	5	20	9
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2014			December 31, 2013
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$1
Equity securities	28	—	71	24	—	65
Municipal bonds	—	1	30	—	1	28
Total Other Investments(a)	28	1	101	24	1	94
Total Investments	$28	$1	$101	$24	$1	$94

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2014
Due in one year or less	$1
Due after one through five years	17
Due after five through 10 years	8
Due after 10 years	4
Total	$30
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the years ended December 31, 2014, 2013 and 2012.
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
Level 2 – A fair value measurement utilizing inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, for an asset or liability. Inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities and credit spreads. A Level 2 measurement cannot have more than an insignificant portion of its valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between Levels 1 and 2 during the years ended December 31, 2014, 2013 and 2012. Transfers out of Level 3 during the year ended December 31, 2014 are the result of forward commodity prices becoming observable due to the passage of time.
Valuation methods of the primary fair value measurements disclosed below are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and New York Stock Exchange (NYSE). Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements. Investments in equity securities that are Level 2 or 3 are typically ownership interests in commingled investment funds.
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
Goodwill and Long-Lived Assets and Assets Held for Sale
See Note 11 for a discussion of the valuation of goodwill and long-lived assets and Note 2 related to the assets and related liabilities of the Disposal Group classified as held for sale.
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,650	$3,493	$6	$151
Nuclear decommissioning trust fund debt securities	1,899	648	1,251	—
Other trading and available-for-sale equity securities	96	96	—	—
Other trading and available-for-sale debt securities	263	41	217	5
Derivative assets	110	49	24	37
Total assets	6,018	4,327	1,498	193
Derivative liabilities	(668)	(162)	(468)	(38)
Net assets	$5,350	$4,165	$1,030	$155

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,579	$3,495	$57	$27
Nuclear decommissioning trust fund debt securities	1,553	402	1,100	51
Other trading and available-for-sale equity securities	102	91	11	—
Other trading and available-for-sale debt securities	333	36	277	20
Derivative assets	145	33	70	42
Total assets	5,712	4,057	1,515	140
Derivative liabilities	(321)	11	(303)	(29)
Net assets	$5,391	$4,068	$1,212	$111

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

	December 31, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$13	$111
Total pretax realized or unrealized gains (losses) included in earnings	—	(7)	(7)
Purchases, sales, issuances and settlements:
Purchases	34	50	84
Sales	(58)	—	(58)
Settlements	—	(54)	(54)
Transfers into Level 3	68	6	74
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	14	(9)	5
Balance at end of period	$156	$(1)	$155
Pretax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(14)	$(14)

	December 31, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$(85)	$13
Total pretax realized or unrealized gains (losses) included in earnings	—	(42)	(42)
Purchases, sales, issuances and settlements:
Purchases	9	21	30
Sales	(6)	—	(6)
Issuances	—	11	11
Settlements	(9)	25	16
Transfers into Level 3	—	86	86
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	6	(3)	3
Balance at end of period	$98	$13	$111

	December 31, 2012
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$124	$(39)	$85
Amounts acquired in Progress Energy Merger	—	(30)	(30)
Total pretax realized or unrealized gains (losses) included in earnings	—	8	8
Total pretax gains included in other comprehensive income	13	—	13
Purchases, sales, issuances and settlements:
Purchases	14	22	36
Sales	(2)	—	(2)
Issuances	—	(15)	(15)
Settlements	(55)	(32)	(87)
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	4	1	5
Balance at end of period	$98	$(85)	$13

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

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,162	$2,005	$6	$151
Nuclear decommissioning trust fund debt securities	870	138	732	—
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	3,035	2,143	738	154
Derivative liabilities	(19)	—	(19)	—
Net assets	$3,016	$2,143	$719	$154

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,964	$1,879	$58	$27
Nuclear decommissioning trust fund debt securities	870	168	651	51
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	2,837	2,047	709	81
Derivative liabilities	(2)	—	—	(2)
Net assets	$2,835	$2,047	$709	$79
The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	December 31, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$81	$(2)	$79
Purchases, sales, issuances and settlements:
Purchases	34	—	34
Sales	(43)	—	(43)
Settlements	—	2	2
Transfers into Level 3	68	—	68
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	14	—	14
Balance at end of period	$154	$—	$154

	December 31, 2013
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$72	$(12)	$60
Purchases, sales, issuances and settlements:
Purchases	9	—	9
Issuances	(6)	—	(6)
Settlements	—	10	10
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	6	—	6
Balance at end of period	$81	$(2)	$79

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2012
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$65	$—	$65
Total pretax gains included in other comprehensive income	2	—	2
Purchases, sales, issuances and settlements:
Purchases	14	—	14
Sales	—	(14)	(14)
Issuances	(2)	—	(2)
Settlements	(11)	2	(9)
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	4	—	4
Balance at end of period	$72	$(12)	$60
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis end on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,488	$1,488	$—	$—
Nuclear decommissioning trust fund debt securities	1,029	510	519	—
Other trading and available-for-sale debt securities	58	15	43	—
Derivative assets	4	—	4	—
Total assets	2,579	2,013	566	—
Derivative liabilities	(373)	—	(373)	—
Net assets	$2,206	$2,013	$193	$—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,615	$1,615	$—	$—
Nuclear decommissioning trust fund debt securities	677	233	444	—
Other trading and available-for-sale debt securities	58	19	39	—
Derivative assets	3	—	3	—
Total assets	2,353	1,867	486	—
Derivative liabilities	(187)	—	(187)	—
Net assets	$2,166	$1,867	$299	$—

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

	Derivatives (net)
	Years Ended December 31,
(in millions)	2014	2013	2012
Balance at beginning of period	$—	$(38)	$(24)
Total pretax realized or unrealized gains included in earnings	—	—	1
Purchases, sales, issuances and settlements:
Issuances	—	10	(16)
Settlements	—	—	4
Transfers into Level 3	—	34	—
Total losses included on the Consolidated Balance Sheet as regulatory assets or liabilities	—	(6)	(3)
Balance at end of period	$—	$—	$(38)
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,171	$1,171	$—	$—
Nuclear decommissioning trust fund debt securities and other	540	151	389	—
Total assets	1,711	1,322	389	—
Derivative liabilities	(132)	—	(132)	—
Net assets	$1,579	$1,322	$257	$—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,069	$1,069	$—	$—
Nuclear decommissioning trust fund debt securities and other	470	137	333	—
Other trading and available-for-sale debt securities and other	3	3	—	—
Derivative assets	1	—	1	—
Total assets	1,543	1,209	334	—
Derivative liabilities	(66)	—	(66)	—
Net assets	$1,477	$1,209	$268	$—
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2014	2013	2012
Balance at beginning of period	$—	$(38)	$(24)
Total pretax realized or unrealized gains included in earnings	—	—	1
Purchases, sales, issuances and settlements:
Issuances	—	10	(16)
Settlements	—	—	4
Transfers into Level 3	—	34	—
Total losses included on the Consolidated Balance Sheet as regulatory assets or liabilities	—	(6)	(3)
Balance at end of period	$—	$—	$(38)

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

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$317	$317	$—	$—
Nuclear decommissioning trust fund debt securities and other	489	359	130	—
Other trading and available-for-sale debt securities and other	44	—	44	—
Derivative assets	4	—	4	—
Total assets	854	676	178	—
Derivative liabilities	(241)	—	(241)	—
Net assets (liabilities)	$613	$676	$(63)	$—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$546	$546	$—	$—
Nuclear decommissioning trust fund debt securities and other	214	96	118	—
Other trading and available-for-sale debt securities and other	40	2	38	—
Derivative assets	1	—	1	—
Total assets	801	644	157	—
Derivative liabilities	(116)	—	(116)	—
Net assets	$685	$644	$41	$—
DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 14.

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$49	$20	$9	$20
Derivative liabilities	(181)	(117)	(26)	(38)
Net assets (liabilities)	$(132)	$(97)	$(17)	$(18)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$96	$50	$21	$25
Derivative liabilities	(95)	(1)	(65)	(29)
Net assets (liabilities)	$1	$49	$(44)	$(4)

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

	Derivatives (net)
	Years Ended December 31,
(in millions)	2014	2013	2012
Balance at beginning of period	$(4)	$(6)	$(3)
Total pretax realized or unrealized gains included in earnings	(9)	(42)	(3)
Purchases, sales, issuances and settlements:
Purchases	1	1	—
Settlements	(13)	—	1
Transfers into Level 3	6	43	—
Total losses included on the Consolidated Balance Sheet as regulatory assets or liabilities	1	—	(1)
Balance at end of period	$(18)	$(4)	$(6)
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$71	$71	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	14	—	—	14
Net assets (liabilities)	$115	$71	$30	$14

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$65	$65	$—	$—
Available-for-sale debt securities	29	—	29	—
Derivative assets	12	—	—	12
Net assets (liabilities)	$106	$65	$29	$12
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2014	2013	2012
Balance at beginning of period	$12	$10	$4
Total pretax realized or unrealized gains included in earnings	3	8	36
Purchases, sales, issuances and settlements:
Purchases	49	20	—
Issuances	—	—	22
Settlements	(41)	(30)	(52)
Total losses included on the Consolidated Balance Sheet as regulatory assets or liabilities	(9)	4	—
Balance at end of period	$14	$12	$10

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2014
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(5)	Discounted cash flow	Forward natural gas curves - price per Million British Thermal Unit (MMBtu)	$2.12	-	4.35
Financial transmission rights (FTRs)	14	RTO auction pricing	FTR price - per Megawatt-Hour (MWh)	(1.92)	-	9.86
Electricity contracts	(1)	Discounted cash flow	Forward electricity curves - price per MWh	25.16	-	51.75
Commodity capacity option contracts	2	Discounted cash flow	Forward capacity option curves - price per MW day	21.00	-	109.00
Reserves	(11)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(1)
Duke Energy Ohio
Electricity contracts	$(6)	Discounted cash flow	Forward electricity curves - price per MWh	$25.25	-	51.75
Natural gas contracts	(5)	Discounted cash flow	Forward natural gas curves - price per MMBtu	2.12	-	4.35
Reserves	(7)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(18)
Duke Energy Indiana
FTRs	$14	RTO auction pricing	FTR price - per MWh	$(1.92)	-	9.86

	December 31, 2013
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$3.07	-	5.37
FERC mitigation power sale agreements	(2)	Discounted cash flow	Forward electricity curves - price per MWh	25.79	-	52.38
FTRs	12	RTO auction pricing	FTR price - per MWh	(0.30)	-	13.80
Electricity contracts	23	Discounted cash flow	Forward electricity curves - price per MWh	20.77	-	58.90
Commodity capacity option contracts	4	Discounted cash flow	Forward capacity option curves - price per MW day	30.40	-	165.10
Reserves	(22)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$13
Duke Energy Carolinas
FERC mitigation power sale agreements	$(2)	Discounted cash flow	Forward electricity curves - price per MWh	$25.79	-	52.38
Duke Energy Ohio
Electricity contracts	$18	Discounted cash flow	Forward electricity curves - price per MWh	$20.77	-	58.90
Natural gas contracts	(2)	Discounted cash flow	Forward natural gas curves - price per MMBtu	3.07	-	5.37
Reserves	(20)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(4)
Duke Energy Indiana
FTRs	$12	RTO auction pricing	FTR price - per MWh	$(0.30)	-	13.80

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

	December 31, 2014		December 31, 2013
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$40,020	$44,566	$40,256	$42,592
Duke Energy Carolinas	8,391	9,626	8,436	9,123
Progress Energy	14,754	16,951	14,115	15,234
Duke Energy Progress	6,201	6,696	5,235	5,323
Duke Energy Florida	4,860	5,767	4,886	5,408
Duke Energy Ohio	1,766	1,970	2,188	2,237
Duke Energy Indiana	3,791	4,456	3,796	4,171
At both December 31, 2014 and December 31, 2013, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2014, 2013 and 2012, or is expected to be provided in the future, that was not previously contractually required.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

CONSOLIDATED VIEs
The following tables summarize the impact of VIEs consolidated by Duke Energy and the Subsidiary Registrants on the Consolidated Balance Sheets.

	December 31, 2014
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida
(in millions)	DERF	DEPR(c)	DEFR(c)	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$647	$436	$305	$547	$20	$18	$1,973
Other	—	—	—	—	68	6	74
Investments and Other Assets
Other	—	—	—	—	25	25	50
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	1,855	18	1,873
Accumulated depreciation and amortization	—	—	—	—	(250)	(5)	(255)
Regulatory Assets and Deferred Debits
Other	—	—	—	—	34	2	36
Total assets	$647	$436	$305	$547	$1,752	$64	$3,751
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	—	—	—	—	3	—	3
Taxes accrued	—	—	—	—	6	—	6
Current maturities of long-term debt	—	—	—	—	68	16	84
Other	—	—	—	—	16	5	21
Long-Term Debt(b)	400	300	225	325	967	17	2,234
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	283	—	283
Asset retirement obligations	—	—	—	—	29	—	29
Other	—	—	—	—	34	4	38
Total liabilities	$400	$300	$225	$325	$1,406	$42	$2,698
Net assets of consolidated variable interest entities	$247	$136	$80	$222	$346	$22	$1,053

(a)	Restricted as collateral for non-recourse debt of VIEs.

(b)	Non-recourse to the general assets of the applicable registrant.

(c)	The amount for Progress Energy is equal to the amount for Duke Energy Progress Receivables Company, LLC (DEPR) and Duke Energy Florida Receivables Company, LLC (DEFR).

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress
(in millions)	DERF	DEPR(c)	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$673	$416	$595	$18	$17	$1,719
Other	—	—	—	89	12	101
Investments and Other Assets
Other	—	—	—	29	51	80
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	1,662	18	1,680
Accumulated depreciation and amortization	—	—	—	(170)	(5)	(175)
Regulatory Assets and Deferred Debits
Other	1	1	—	34	—	36
Total assets	$674	$417	$595	$1,662	$93	$3,441
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	—	—	—	2	—	2
Taxes accrued	—	—	—	10	—	10
Current maturities of long-term debt	—	—	—	66	14	80
Other	—	—	—	17	10	27
Long-Term Debt(b)	400	300	325	907	34	1,966
Deferred Credits and Other Liabilities					—
Deferred income taxes	—	—	—	290	—	290
Asset retirement obligations	—	—	—	26	—	26
Other	1	—	—	17	13	31
Total liabilities	$401	$300	$325	$1,335	$71	$2,432
Net assets of consolidated variable interest entities	$273	$117	$270	$327	$22	$1,009

(a)	Restricted as collateral for non-recourse debt of VIEs.

(b)	Non-recourse to the general assets of the applicable registrant.

(c)	The amount Progress Energy is equal to the amount for DEPR.

The obligations of these VIEs are non-recourse to Duke Energy, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. These entities have no requirement to provide liquidity to, purchase assets of, or guarantee performance of these VIEs unless noted in the following paragraphs.
DERF / DEPR / DEFR
Duke Energy Receivables Finance Company, LLC (DERF), DEPR, and DEFR are bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida, respectively. On a daily basis, DERF, DEPR, and DEFR buy certain accounts receivable arising from the sale of electricity and/or related services from their parent companies. DERF, DEPR, and DEFR are wholly owned limited liability companies with separate legal existence from their parents, and their assets are not generally available to creditors of their parent companies. DERF, DEPR, and DEFR borrow amounts under credit facilities to buy the receivables. Borrowing availability is limited to the amount of qualified receivables sold, which is generally expected to be in excess of the credit facilities. The credit facilities are reflected on the Consolidated Balance Sheets as Long-Term Debt. The secured credit facilities were not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.
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
CRC
On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Ohio and Duke Energy Indiana. Receivables sold are securitized by CRC through a credit facility managed by two unrelated third parties. The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are typically 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Cash collections from the receivables are the sole source of funds to satisfy the related debt obligation. Depending on experience with collections, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the years ended December 31, 2014 and 2013. Borrowing availability is limited to the amount of qualified receivables sold, which is generally expected to be in excess of the credit facility. The credit facility expires in November 2016 and is reflected on the Consolidated Balance Sheets as Long-Term Debt.
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
Renewables
Certain of Duke Energy’s renewable energy facilities are VIEs due to long-term fixed price power purchase agreements. These fixed price agreements effectively transfer commodity price risk to the buyer of the power. Certain other of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. For certain VIEs, assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The most significant activities that impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidates the entities as it makes all of these decisions.
NON-CONSOLIDATED VIEs
The tables below show VIEs not consolidated and how these entities impact the Consolidated Balance Sheets.

	December 31, 2014
	Duke Energy
(in millions)	Renewables	Other	Total	Duke Energy Ohio	Duke Energy Indiana
Receivables	$—	$—	$—	$91	$113
Investments in equity method unconsolidated affiliates	150	38	188	—	—
Investments and other assets	—	4	4	—	—
Total assets(a)	$150	$42	$192	$91	$113
Other current liabilities	—	3	3	—	—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$17	$17	$—	$—
Net assets (liabilities)	$150	$25	$175	$91	$113

(a)	Duke Energy Ohio recorded a pretax impairment charge of $94 million related to OVEC.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
	Duke Energy
(in millions)	Renewables	Other	Total	Duke Energy Ohio	Duke Energy Indiana
Receivables	$—	$—	$—	$114	$143
Investments in equity method unconsolidated affiliates	153	60	213	—	—
Intangibles	—	96	96	96	—
Investments and other assets	—	4	4	—	—
Total assets	$153	$160	$313	$210	$143
Other current liabilities	—	3	3	—	—
Deferred credits and other liabilities	—	15	15	—	—
Total liabilities	$—	$18	$18	$—	$—
Net assets	$153	$142	$295	$210	$143
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, some of which are reflected in the table above as Deferred credits and other liabilities. For more information on various guarantees, refer to Note 7, "Guarantees and Indemnifications."
Renewables
Duke Energy has investments in various renewable energy project entities. Some of these entities are VIEs due to long-term fixed price power purchase agreements. These fixed price agreements effectively transfer commodity price risk to the buyer of the power. Duke Energy does not consolidate these VIEs because power to direct and control key activities is shared jointly by Duke Energy and other owners.
Other
At December 31, 2013, the most significant of the Other non-consolidated VIEs was Duke Energy Ohio’s 9 percent ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. Proposed environmental rulemaking could increase the costs of OVEC, which would be passed through to Duke Energy Ohio. In 2014, Duke Energy recorded a $94 million impairment related to OVEC.
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
Amounts included in Receivables in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated bases of the subordinated notes are not materially different than their face value because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2014	2013	2014	2013
Anticipated credit loss ratio	0.6%	0.6%	0.3%	0.3%
Discount rate	1.2%	1.2%	1.2%	1.2%
Receivable turnover rate	12.8%	12.8%	10.5%	10.3%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	2014	2013	2014	2013
Receivables sold	$273	$290	$310	$340
Less: Retained interests	91	114	113	143
Net receivables sold	$182	$176	$197	$197
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2014	2013	2012	2014	2013	2012
Sales
Receivables sold	$2,246	$2,251	$2,154	$2,913	$2,985	$2,773
Loss recognized on sale	11	12	13	11	11	12
Cash Flows
Cash proceeds from receivables sold	2,261	2,220	2,172	2,932	2,944	2,784
Collection fees received	1	1	1	1	1	1
Return received on retained interests	4	5	5	6	6	7
Cash flows from the sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end LIBOR plus a fixed rate of 1.00 percent.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

On July 2, 2012, just prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All earnings per share amounts included in this 10-K are presented as if the one-for-three reverse stock split had been effective January 1, 2012. The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding.

	Years Ended December 31,
(in millions, except per share amounts)	2014	2013	2012
Income from continuing operations attributable to Duke Energy common shareholders excluding impact of participating securities	2,446	2,565	1,588
Weighted-average shares outstanding - basic	707	706	574
Stock options, performance and restricted shares	—	—	1
Weighted-average shares outstanding - diluted	707	706	575
Earnings per share from continuing operations attributable to Duke Energy common shareholders
Basic	$3.46	3.64	2.77
Diluted	$3.46	3.63	2.77
Potentially dilutive items excluded from the calculation(a)	2	2	1
Dividends declared per common share	$3.15	3.09	3.03

(a)
Stock options and performance and unvested stock awards were not included in the dilutive securities calculation because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

19. SEVERANCE
In conjunction with the merger with Progress Energy, in November 2011 Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. Approximately 1,100 employees from Duke Energy and Progress Energy requested severance during the voluntary window, which closed on November 30, 2011. As this was a voluntary severance plan, all severance benefits offered under this plan are considered special termination benefits under U.S. GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent any significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the retention period. Most plan participants have separated from the company as of December 31, 2014. The amount of severance expense associated with this voluntary plan, and other severance expense for involuntary terminations related to the merger, was not material for the year ended December 31, 2014.
Amounts included in the table below represent direct and allocated severance and related expense recorded by the Duke Energy Registrants, and are in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations.

	Year Ended December 31,
(in millions)	2013	2012
Duke Energy(a)	$34	$201
Duke Energy Carolinas	8	63
Progress Energy	19	82
Duke Energy Progress	14	55
Duke Energy Florida	5	27
Duke Energy Ohio	2	21
Duke Energy Indiana	2	18

(a)	Includes $5 million and $14 million of accelerated stock award expense and $2 million and $19 million of COBRA and health care reimbursement expenses for 2013 and 2012, respectively.
In conjunction with the retirement of Crystal River Unit 3, severance benefits have been made available to certain eligible impacted unionized and non-unionized employees, to the extent that those employees do not find job opportunities at other locations. Approximately 600 employees worked at Crystal River Unit 3. For the year ended December 31, 2013, Duke Energy Florida deferred $26 million of severance costs as a regulatory asset. Duke Energy Florida did not defer severance costs as a regulatory asset for the year ended December 31, 2014. Severance costs expected to be accrued over the remaining retention period for employees identified to have a significant retention period is not material. However, these employees maintain the ability to accept job opportunities at other Duke Energy locations, which would result in severance not being paid. If a significant amount of these individuals redeploy within Duke Energy, the final severance benefits paid under the plan may be less than what has been accrued to date. Refer to Note 4 for further discussion regarding Crystal River Unit 3.
During 2014, in conjunction with the disposition of the nonregulated Midwest Generation business, severance benefits have been made available to certain eligible non-unionized employees, to the extent those employees do not find other job opportunities. Approximately 50 employees are expected to receive benefits. Duke Energy Ohio recorded severance expense of $6 million and included in (Loss) Income from Discontinued Operations, net of tax in the Duke Energy Statements of Operations and Comprehensive Income for the year ended December 31, 2014. For further information related to the Midwest Generation Exit, see Note 2, "Acquisitions, Dispositions and Sales of Other Assets."

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts included in the table below represent the severance liability for past and ongoing severance plans. Amounts for Subsidiary Registrants do not include allocated expense or associated cash payments. Amounts for Duke Energy Indiana are not material.

(in millions)	Balance at December 31, 2013	Provision / Adjustments	Cash Reductions	Balance at December 31, 2014
Duke Energy	$64	$5	$(41)	28
Duke Energy Carolinas	5	2	(5)	2
Progress Energy	44	(10)	(16)	18
Duke Energy Progress	11	—	(10)	1
Duke Energy Florida	24	(1)	(6)	17
Duke Energy Ohio	2	5	(1)	6
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
In connection with the acquisition of Progress Energy in July 2012, Duke Energy assumed Progress Energy’s 2007 Equity Incentive Plan (EIP). Stock-based awards granted under the Progress Energy EIP and held by Progress Energy employees were generally converted into outstanding Duke Energy stock-based compensation awards. The estimated fair value of these awards allocated to the purchase price was $62 million. Refer to Note 2 for further information regarding the merger transaction.
The following table summarizes the total expense recognized by each of the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2014	2013	2012
Duke Energy	$38	$52	$48
Duke Energy Carolinas	12	13	12
Progress Energy	14	23	25
Duke Energy Progress	9	14	16
Duke Energy Florida	5	9	9
Duke Energy Ohio	5	4	4
Duke Energy Indiana	3	4	4

Pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense, and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2014	2013	2012
Restricted stock unit awards	$39	$49	$43
Performance awards	22	34	33
Stock options	—	2	2
Pretax stock-based compensation cost	$61	$85	$78
Tax benefit associated with stock-based compensation expense	$23	$33	$30
Stock-based compensation costs capitalized	4	3	2

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

STOCK OPTIONS
The following table summarizes information about stock options outstanding.

	Options (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	793	$61
Exercised	(420)	59
Outstanding at December 31, 2014	373	64	6 years, 10 months	$7
Exercisable at December 31, 2014	53	46	1 year	2
Options expected to vest	320	67	7 years, 10 months	5
The exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to three years. Options granted in 2013 and 2012 were expensed immediately; therefore, there is no future compensation cost associated with these options.
The following table summarizes additional information related to stock options exercised and granted.

	Years Ended December 31,
	2014	2013	2012
Intrinsic value of options exercised (in millions)	$6	$26	$17
Tax benefit related to options exercised (in millions)	2	10	7
Cash received from options exercised (in millions)	25	9	21
Stock options granted (in thousands)	—	310	340
RESTRICTED STOCK UNIT AWARDS
Restricted stock unit awards issued and outstanding generally vest over periods from immediate to 3 years. Fair value amounts are based on the market price of Duke Energy's common stock at the grant date. The following table includes information related to restricted stock unit awards.

	Years Ended December 31,
	2014	2013	2012
Shares awarded (in thousands)	557	612	443
Fair value (in millions)	$40	$42	$28
The following table summarizes information about restricted stock unit awards outstanding.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2013	1,400	$66
Granted	557	71
Vested	(832)	62
Forfeited	(45)	68
Outstanding at December 31, 2014	1,080	69
Restricted stock unit awards expected to vest	1,057	69
The total grant date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $52 million, $50 million and $34 million, respectively. At December 31, 2014, Duke Energy had $18 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of one year, ten months.
PERFORMANCE AWARDS
Stock-based awards issued and outstanding generally vest over three years if performance targets are met.
Certain performance awards granted in 2014, 2013 and 2012 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a predefined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Other performance awards not containing market conditions were awarded in 2012. The performance goal for these awards is Duke Energy’s return on equity over a three-year period. Awards are measured at grant date price.
The following table includes information related to performance awards.

	Years Ended December 31,
	2014	2013	2012
Shares awarded (in thousands)	542	633	352
Fair value (in millions)	$19	$28	$19
The following table summarizes information about stock-based performance awards outstanding at the maximum level.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Outstanding at December 31, 2013	1,822	$46
Granted	542	34
Vested	(524)	52
Forfeited	(213)	37
Outstanding at December 31, 2014	1,627	42
Stock-based performance awards expected to vest	1,418	42
The total grant date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $27 million, $42 million and $56 million, respectively. At December 31, 2014, Duke Energy had $21 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of one year, nine months.
The grant date fair value of performance awards granted in 2014 was determined based on a risk-fee interest rate of 0.7 percent, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 13.5 percent based on Duke Energy's historical volatility over three years using daily stock prices.
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

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Anticipated Contributions:
2015	$302	$91	$83	$42	$40	$8	$19
Contributions Made:
2014	$—	$—	$—	$—	$—	$—	$—
2013	250	—	250	63	133	—	—
2012	304	—	346	141	128	—	—
QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$135	$41	$40	$21	$20	$4	$9
Interest cost on projected benefit obligation	344	85	112	54	57	20	29
Expected return on plan assets	(511)	(132)	(173)	(85)	(85)	(27)	(41)
Amortization of actuarial loss	150	36	68	32	32	4	13
Amortization of prior service credit	(15)	(8)	(3)	(2)	(1)	—	—
Other	8	2	3	1	1	—	1
Net periodic pension costs	$111	$24	$47	$21	$24	$1	$11

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$167	$49	$60	$22	$30	$6	$11
Interest cost on projected benefit obligation	320	80	116	50	53	21	28
Expected return on plan assets	(549)	(148)	(199)	(94)	(87)	(31)	(46)
Amortization of actuarial loss	244	60	101	46	49	13	24
Amortization of prior service (credit) cost	(11)	(6)	(4)	(1)	(2)	—	1
Other	7	2	2	1	1	—	1
Net periodic pension costs	$178	$37	$76	$24	$44	$9	$19

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$122	$35	$63	$25	$30	$6	$9
Interest cost on projected benefit obligation	307	90	127	58	56	31	30
Expected return on plan assets	(472)	(146)	(188)	(96)	(81)	(45)	(46)
Amortization of actuarial loss	144	45	93	37	48	10	15
Amortization of prior service cost (credit)	10	1	9	8	(1)	1	1
Other	6	2	2	1	1	—	—
Net periodic pension costs	$117	$27	$106	$33	$53	$3	$9

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net increase (decrease)	$112	$30	$(73)	$(17)	$11	$17	$4
Accumulated other comprehensive (income) loss
Deferred income tax expense	$(10)	—	(2)	—	—	—	—
Actuarial losses arising during the year	29	—	—	—	—	—	—
Prior year service credit arising during the year	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(9)	—	—	—	—	—	—
Reclassification of actuarial losses to regulatory assets	(1)	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$9	$—	$(2)	$—	$—	$—	$—

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net decrease	$(788)	$(205)	$(253)	$(109)	$(146)	$(96)	$(99)
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$18	$—	$—	$—	$—	$—	$—
Actuarial gains arising during the year	(33)	—	(2)	—	—	—	—
Prior year service credit arising during the year	(1)	—	—	—	—	—	—
Amortization of prior year actuarial losses	(15)	—	(3)	—	—	—	—
Reclassification of actuarial losses to regulatory assets	3	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(28)	$—	$(5)	$—	$—	$—	$—
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$7,510	$1,875	$2,739	$1,172	$1,233	$442	$632
Service cost	135	41	40	21	20	4	9
Interest cost	344	85	112	54	57	20	29
Actuarial loss(a)	618	132	211	98	105	41	41
Transfers	—	37	(375)	(61)	(9)	(6)	—
Plan amendments	(4)	(1)	—	—	—	(1)	—
Benefits paid	(496)	(116)	(170)	(97)	(71)	(31)	(38)
Obligation at measurement date	$8,107	$2,053	$2,557	$1,187	$1,335	$469	$673
Accumulated Benefit Obligation at measurement date	$7,966	$2,052	$2,519	$1,187	$1,297	$459	$645
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,142	$2,162	$2,944	$1,330	$1,299	$448	$654
Actual return on plan assets	852	217	300	149	144	45	65
Benefits paid	(496)	(116)	(170)	(97)	(71)	(31)	(38)
Transfers	—	37	(352)	(61)	(9)	(6)	—
Plan assets at measurement date	$8,498	$2,300	$2,722	$1,321	$1,363	$456	$681
Funded status of plan	$391	$247	$165	$134	$28	$(13)	$8

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Includes an increase in benefit obligation of $180 million as a result of changes in Duke Energy's mortality assumptions.

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	8,030	2,028	2,868	1,264	1,309	527	684
Service cost	167	49	60	22	30	6	11
Interest cost	320	80	116	50	53	21	28
Actuarial gains	(399)	(73)	(118)	(26)	(75)	(71)	(56)
Transfers	—	(26)	(7)	(45)	(17)	(2)	(2)
Plan amendments	(41)	(13)	(19)	(8)	(7)	—	—
Benefits paid	(567)	(170)	(161)	(85)	(60)	(39)	(33)
Obligation at measurement date	7,510	1,875	2,739	1,172	1,233	442	632
Accumulated Benefit Obligation at measurement date	7,361	1,875	2,698	1,172	1,192	429	608
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	7,754	2,151	2,647	1,289	1,150	446	627
Actual return on plan assets	705	207	215	108	93	43	62
Benefits paid	(567)	(170)	(161)	(85)	(60)	(39)	(33)
Transfers	—	(26)	(7)	(45)	(17)	(2)	(2)
Employer contributions	250	—	250	63	133	—	—
Plan assets at measurement date	$8,142	$2,162	$2,944	$1,330	$1,299	$448	$654
Funded status of plan	$632	$287	$205	$158	$66	$6	$22
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Prefunded pension(a)	$441	$247	$165	$134	$28	$—	$8
Non-current pension liability(b)	$50	$—	$—	$—	$—	$13	$—
Net asset recognized	$391	$247	$165	$134	$28	$(13)	$8
Regulatory assets	$1,711	$407	$753	$346	$406	$65	$151
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(51)	$—	$(11)	$—	$—	$—	$—
Prior service credit	(5)	—	—	—	—	—	—
Net actuarial loss	140	—	21	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss(c)	$84	$—	$10	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$166	$39	$65	$34	$31	$6	$14
Unrecognized prior service credit	(15)	(8)	(3)	(2)	(1)	—	—

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Prefunded pension(a)	$632	$287	$230	$158	$66	$2	$75
Non-current pension liability(b)	$—	$—	$25	$—	$—	$(4)	$53
Net asset recognized	$632	$287	$205	$158	$66	$6	$22
Regulatory assets	$1,599	$377	$826	$363	$395	$48	$147
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(41)	$—	$(9)	$—	$—	$—	$—
Prior service credit	(5)	—	—	—	—	—	—
Net actuarial loss	121	—	21	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss(c)	$75	$—	$12	$—	$—	$—	$—

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

(c)	Excludes accumulated other comprehensive income of $22 million and $16 million as of 2014 and 2013, respectively, net of tax, associated with a Brazilian retirement plan.
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Ohio
Projected benefit obligation	$702	$315
Accumulated benefit obligation	672	306
Fair value of plan assets	652	302
As of December 31, 2013, none of the qualified pension plans had an accumulated benefit obligation in excess of plan assets.
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
The average remaining service period of active covered employees is nine years for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana.
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2014			2013			2012(a)
Benefit Obligations
Discount rate			4.10%			4.70%			4.10%
Salary increase	4.00%	-	4.40%	4.00%	-	4.40%	4.00%	-	4.30%
Net Periodic Benefit Cost
Discount rate			4.70%			4.10%	4.60%	-	5.10%
Salary increase	4.00%	-	4.40%	4.00%	-	4.30%	4.00%	-	4.40%
Expected long-term rate of return on plan assets			6.75%			7.75%	8.00%	-	8.25%

(a)	For Progress Energy plans, the assumptions used in 2012 to determine net periodic pension costs reflect remeasurement as of July 1, 2012, due to the merger between Duke Energy and Progress Energy.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Expected Benefit Payments

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ending December 31,
2015	$584	$175	$150	$80	$67	$34	$45
2016	604	184	158	85	70	35	46
2017	616	195	161	86	73	34	45
2018	625	200	165	87	76	34	46
2019	626	194	168	88	78	34	46
2020 - 2024	3,107	924	868	437	420	168	229
NON-QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$3	$—	$1	$1	$—	$—	$—
Interest cost on projected benefit obligation	14	1	5	1	2	—	—
Amortization of actuarial loss	3	—	2	—	—	—	—
Amortization of prior service credit	(1)	—	(1)	—	—	—	—
Net periodic pension costs	$19	$1	$7	$2	$2	$—	$—

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$3	$—	$1	$1	$—	$—	$—
Interest cost on projected benefit obligation	13	1	7	1	1	—	—
Amortization of actuarial loss	5	—	3	1	1	—	—
Amortization of prior service credit	(1)	—	(1)	—	—	—	—
Net periodic pension costs	$20	$1	$10	$3	$2	$—	$—

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$2	$—	$2	$1	$—	$—	$—
Interest cost on projected benefit obligation	12	1	8	1	2	—	—
Amortization of actuarial loss	4	—	5	1	—	—	—
Amortization of prior service cost (credit)	1	—	(1)	—	—	—	—
Net periodic pension costs	$19	$1	$14	$3	$2	$—	$—

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net increase	$44	$1	$14	$4	$19	$1	$2
Regulatory liabilities, net decrease	$(7)	$—	$—	$—	$—	$—	$—
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$4	$—	$5	$—	$—	$—	$—
Actuarial gains arising during the year	(9)	—	(11)	—	—	—	—
Net amount recognized in accumulated other comprehensive loss (income)	$(5)	$—	$(6)	$—	$—	$—	$—

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net (decrease) increase	$(14)	$1	$(16)	$(4)	$(3)	$—	$(2)
Regulatory liabilities, net increase	$5	$—	$—	$—	$—	$—	$—
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$—	$—	$1	$—	$—	$—	$—
Actuarial losses (gains) arising during the year	2	—	(5)	—	—	—	—
Prior year service credit arising during the year	(1)	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive loss (income)	$1	$—	$(4)	$—	$—	$—	$—
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$304	$15	$140	$34	$39	$3	$5
Service cost	3	—	1	1	—	—	—
Interest cost	14	1	5	1	2	—	—
Actuarial losses(a)	43	2	11	2	20	1	1
Settlements	—	—	—	—	—	—	—
Plan amendments	—	—	—	—	—	—	—
Transfers	—	—	(32)	—	4	—	—
Benefits paid	(27)	(2)	(9)	(3)	(4)	—	(1)
Obligation at measurement date	$337	$16	$116	$35	$61	$4	$5
Accumulated Benefit Obligation at measurement date	$333	$15	$116	$35	$61	$4	$5
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	—	—	—	—	—	—	—
Benefits paid	(27)	(2)	(9)	(3)	(4)	—	(1)
Employer contributions	27	2	9	3	4	—	1
Plan assets at measurement date	$—	$—	$—	$—	$—	$—	$—

(a)	Includes an increase in benefit obligation of $21 million as a result of changes in Duke Energy's mortality assumptions.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$335	$16	$176	$38	$45	$4	$5
Service cost	3	—	1	1	—	—	—
Interest cost	13	1	7	1	1	—	—
Actuarial (gains) losses	(15)	1	(11)	(3)	(3)	(1)	—
Settlements	(5)	—	—	—	—	—	—
Plan amendments	(1)	—	—	—	—	—	—
Transfers	—	—	(21)	—	—	—	—
Benefits paid	(26)	(3)	(12)	(3)	(4)	—	—
Obligation at measurement date	$304	$15	$140	$34	$39	$3	$5
Accumulated Benefit Obligation at measurement date	$302	$15	$140	$34	$39	$3	$5
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	—	—	—	—	—	—	—
Benefits paid	(26)	(3)	(12)	(3)	(4)	—	—
Employer contributions	26	3	12	3	4	—	—
Plan assets at measurement date	$—	$—	$—	$—	$—	$—	$—
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current pension liability(a)	$27	$2	$8	$3	$4	$—	$—
Non-current pension liability(b)	310	14	108	32	57	4	5
Total accrued pension liability	$337	$16	$116	$35	$61	$4	$5
Regulatory assets	$89	$5	$32	$7	$25	$1	$2
Regulatory liabilities	$—	$—	$—	$—	$—	$—	$—
Accumulated other comprehensive (income) loss
Deferred income tax asset	4	—	$2	—	—	—	—
Prior service credit	(1)	—	—	—	—	—	—
Net actuarial gain	(8)	—	(4)	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(5)	$—	$(2)	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$6	—	$2	$1	2	—	—
Unrecognized prior service credit	(1)	—	—	—	—	—	—

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current pension liability(a)	$30	$2	$11	$2	$3	$—	$—
Non-current pension liability(b)	274	13	129	32	36	3	5
Total accrued pension liability	$304	$15	$140	$34	$39	$3	$5
Regulatory assets	$45	$4	$18	$3	$6	$—	$—
Regulatory liabilities	$7	$—	$—	$—	$—	$—	$—
Accumulated other comprehensive (income) loss
Deferred income tax asset	$—	$—	$(3)	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—
Net actuarial loss	1	—	7	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$—	$—	$4	$—	$—	$—	$—

(a)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Projected benefit obligation	$337	$16	$116	$35	$61	$4	$5
Accumulated benefit obligation	333	15	116	35	61	4	5

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Projected benefit obligation	$304	$15	$140	$34	$39	$3	$5
Accumulated benefit obligation	302	15	140	34	39	3	5
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
The following tables present the assumptions used for pension benefit accounting.

	December 31,
	2014	2013	2012(a)
Benefit Obligations
Discount rate	4.10%	4.70%			4.10%
Salary increase	4.40%	4.40%			4.30%
Net Periodic Benefit Cost
Discount rate	4.70%	4.10%	4.60%	-	5.10%
Salary increase	4.40%	4.30%			4.40%

(a)	For Progress Energy plans, the assumptions used in 2012 to determine net periodic pension costs reflect remeasurement as of July 1, 2012, due to the merger between Duke Energy and Progress Energy.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Expected Benefit Payments

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ending December 31,
2015	$28	$2	$8	$3	$4	$—	$—
2016	27	2	8	3	4	—	—
2017	27	2	8	3	4	—	—
2018	24	2	8	3	4	—	—
2019	24	2	8	3	4	—	—
2020 - 2024	116	6	38	13	19	2	2
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
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2014, 2013 or 2012.
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$10	$2	$4	$1	$3	$—	$1
Interest cost on accumulated post-retirement benefit obligation	49	12	22	11	12	2	5
Expected return on plan assets	(13)	(9)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	39	3	42	31	10	(2)	—
Amortization of prior service credit	(125)	(11)	(95)	(73)	(21)	—	—
Net periodic post-retirement benefit costs	$(40)	$(3)	$(27)	$(30)	$4	$—	$5

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$24	$2	$18	$9	$7	$1	$1
Interest cost on accumulated post-retirement benefit obligation	68	13	41	22	16	2	5
Expected return on plan assets	(14)	(11)	—	—	—	(1)	(1)
Amortization of actuarial loss (gain)	52	3	57	34	16	(1)	1
Amortization of prior service credit	(41)	(7)	(30)	(20)	(6)	(1)	—
Net periodic post-retirement benefit costs	$89	$—	$86	$45	$33	$—	$6

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$16	$2	$17	$8	$7	$1	$1
Interest cost on accumulated post-retirement benefit obligation	56	15	43	23	18	3	6
Expected return on plan assets	(17)	(10)	(2)	—	(2)	(1)	(1)
Amortization of actuarial loss (gain)	14	3	35	20	12	(2)	—
Amortization of prior service credit	(8)	(5)	—	—	—	(1)	—
Amortization of net transition liability	10	7	4	—	3	—	—
Special termination benefit cost	9	1	5	2	1	—	—
Net periodic post-retirement benefit costs	$80	$13	$102	$53	$39	$—	$6
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net increase (decrease)	$162	$34	$129	$97	$(4)	$—	$(7)
Regulatory liabilities, net increase (decrease)	$249	$76	$122	$61	$61	$(2)	$14
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$1	$—	$1	$—	$—	$—	$—
Actuarial losses (gains) arising during the year	1	—	(2)	—	—	—	—
Prior year service credit arising during the year	(6)	—	—	—	—	—	—
Amortization of prior year prior service credit	2	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(2)	$—	$(1)	$—	$—	$—	$—

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net (decrease) increase	$(683)	$(51)	$(634)	$(388)	$(166)	$—	$(6)
Regulatory liabilities, net increase (decrease)	$30	$—	$—	$—	$—	$3	$9
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$2	$—	$—	$—	$—	$—	$—
Actuarial gains arising during the year	(4)	—	—	—	—	—	—
Prior year service credit arising during the year	(3)	—	—	—	—	—	—
Amortization of prior year actuarial loss	1	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(4)	$—	$—	$—	$—	$—	$—

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$1,106	$265	$533	$233	$253	$42	$118
Service cost	10	2	4	1	3	—	1
Interest cost	49	12	22	11	12	2	5
Plan participants' contributions	25	10	8	4	4	—	2
Actuarial gains(a)	(87)	(35)	(19)	(21)	—	—	(20)
Transfers	—	1	(48)	(2)	—	(1)	—
Plan amendments	(85)	(4)	(77)	—	(78)	(1)	—
Benefits paid	(103)	(31)	(44)	(19)	(24)	(3)	(10)
Accrued retiree drug subsidy	1	—	—	—	—	—	—
Accumulated post-retirement benefit obligation at measurement date	$916	$220	$379	$207	$170	$39	$96
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$214	$143	—	—	—	$8	$18
Actual return on plan assets	18	12	—	—	—	—	2
Benefits paid	(103)	(31)	(44)	(19)	(24)	(3)	(10)
Transfers	—	(1)	—	—	—	—	—
Employer contributions	73	12	36	14	20	3	11
Plan participants' contributions	25	10	8	4	4	—	2
Plan assets at measurement date	$227	$145	$—	$(1)	$—	$8	$23

(a)	Includes an increase in benefit obligation of $7 million as a result of changes in Duke Energy's mortality assumptions.

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$1,794	$316	$1,128	$612	$413	$48	$136
Service cost	24	2	18	9	7	1	1
Interest cost	68	13	41	22	16	2	5
Plan participants' contributions	47	15	14	6	7	3	3
Actuarial gains	(227)	(32)	(156)	(73)	(70)	(6)	(12)
Transfers	—	—	(1)	(8)	—	—	—
Plan amendments	(476)	(16)	(455)	(311)	(91)	—	(3)
Benefits paid	(132)	(36)	(60)	(26)	(31)	(6)	(14)
Accrued retiree drug subsidy	8	3	4	2	2	—	2
Accumulated post-retirement benefit obligation at measurement date	$1,106	$265	$533	$233	$253	$42	$118
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$198	$134	$—	$—	$—	$7	$17
Actual return on plan assets	18	13	—	—	—	2	2
Benefits paid	(132)	(36)	(60)	(26)	(31)	(6)	(14)
Transfers	—	(1)	—	—	—	—	—
Employer contributions	83	18	46	20	24	2	10
Plan participants' contributions	47	15	14	6	7	3	3
Plan assets at measurement date	$214	$143	$—	$—	$—	$8	$18

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current post-retirement liability(a)	$35	$—	$29	$16	$14	$2	$—
Non-current post-retirement liability(b)	654	75	350	192	156	29	73
Total accrued post-retirement liability	$689	$75	$379	$208	$170	$31	$73
Regulatory assets	$—	$—	$—	$—	$—	$—	$64
Regulatory liabilities	$380	$76	$122	$61	$61	$19	$91
Accumulated other comprehensive (income) loss
Deferred income tax liability	$5	$—	$1	$—	$—	$—	$—
Prior service credit	(9)	—	—	—	—	—	—
Net actuarial gain	(5)	—	(2)	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(9)	$—	$(1)	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss (gain)	$16	$(1)	$28	$18	$10	$(2)	$—
Unrecognized prior service credit	(140)	(14)	(103)	(68)	(35)	—	—

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current post-retirement liability(a)	$39	$—	$36	$17	$16	$2	$—
Non-current post-retirement liability(b)	853	122	497	216	237	32	100
Total accrued post-retirement liability	$892	$122	$533	$233	$253	$34	$100
Regulatory assets	$(162)	$(34)	$(129)	$(97)	$4	$—	$71
Regulatory liabilities	$131	$—	$—	$—	$—	$21	$77
Accumulated other comprehensive (income) loss
Deferred income tax liability	$4	$—	$—	$—	$—	$—	$—
Prior service credit	(5)	—	—	—	—	—	—
Net actuarial gain	(6)	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(7)	$—	$—	$—	$—	$—	$—

(a)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2014	2013	2012(a)
Benefit Obligations
Discount rate	4.10%	4.70%			4.10%
Net Periodic Benefit Cost
Discount rate	4.70%	4.10%	4.60%	-	5.10%
Expected long-term rate of return on plan assets	6.75%	7.75%	5.00%	-	8.00%
Assumed tax rate	35%	35%			35%

(a)
For Progress Energy plans, the assumptions used in 2012 to determine net periodic post-retirement benefit costs reflect remeasurement as of July 1, 2012, due to the merger between Duke Energy and Progress Energy.

Assumed Health Care Cost Trend Rate

	December 31,
	2014	2013
Health care cost trend rate assumed for next year	6.75%	8.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	5.00%
Year that rate reaches ultimate trend	2023	2021
Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
1-Percentage Point Increase
Effect on total service and interest costs	$2	$1	$1	$—	$1	$—	$—
Effect on post-retirement benefit obligation	36	9	15	8	7	2	4
1-Percentage Point Decrease
Effect on total service and interest costs	(2)	(1)	(1)	—	(1)	—	—
Effect on post-retirement benefit obligation	(31)	(8)	(13)	(7)	(6)	(1)	(3)
Expected Benefit Payments

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ending December 31,
2015	$77	$17	$30	$16	$14	$4	$10
2016	77	18	30	16	14	4	10
2017	76	18	29	15	14	3	9
2018	74	19	29	15	14	3	9
2019	73	19	29	15	13	3	8
2020 - 2024	332	84	132	70	61	15	35
PLAN ASSETS
Description and Allocations
Duke Energy Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Master Retirement Trust. Approximately 98 percent of the Duke Energy Master Retirement Trust assets were allocated to qualified pension plans and approximately 2 percent were allocated to other post-retirement plans, as of December 31, 2014 and 2013. The investment objective of the Duke Energy Master Retirement Trust is to achieve reasonable returns, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected return. Debt securities are primarily held to hedge qualified pension plan liability. Hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments.
In 2013, Duke Energy adopted a de-risking investment strategy for the Duke Energy Master Retirement Trust. As the funded status of the qualified pension plans increases, the targeted allocation to return seeking assets will be reduced and the targeted allocation to fixed-income assets will be increased to better manage Duke Energy’s qualified pension liability and reduced funded status volatility. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.
The Duke Energy Retirement Master Trust is authorized to engage in the lending of certain plan assets. Securities lending is an investment management enhancement that utilizes certain existing securities of the Duke Energy Retirement Master Trust to earn additional income. Securities lending involves the loaning of securities to approved parties. In return for the loaned securities, the Duke Energy Retirement Master Trust receives collateral in the form of cash as a safeguard against possible default of any borrower on the return of the loan under terms that permit the Duke Energy Retirement Master Trust to sell the securities. The Master Trust mitigates credit risk associated with securities lending arrangements by monitoring the fair value of the securities loaned, with additional collateral obtained or refunded as necessary. The fair value of securities on loan was approximately $383 million and $43 million at December 31, 2014 and 2013, respectively. Cash obtained as collateral exceeded the fair value of the securities loaned at December 31, 2014 and 2013, respectively. Securities lending income earned by the Master Trust was immaterial for the years ended December 31, 2014, 2013 and 2012, respectively.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.
The following table includes the target asset allocations by asset class at December 31, 2014 and the actual asset allocations for the Duke Energy Master Retirement Trust.

		Actual Allocation at December 31,
	Target Allocation	2014	2013
U.S. equity securities	10%	10%	10%
Non-U.S. equity securities	8%	8%	8%
Global equity securities	10%	10%	10%
Global private equity securities	3%	3%	3%
Debt securities	63%	63%	63%
Hedge funds	2%	3%	3%
Real estate and cash	2%	1%	1%
Other global securities	2%	2%	2%
Total	100%	100%	100%
VEBA I
Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I). The investment objective of VEBA I is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. VEBA I is passively managed.
The following table presents target and actual asset allocations for VEBA I at December 31, 2014.

		Actual Allocation at December 31,
	Target Allocation	2014	2013
U.S. equity securities	30%	29%	29%
Debt securities	45%	28%	29%
Cash	25%	43%	42%
Total	100%	100%	100%
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

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Investments in equity securities
Investments in equity securities, other than those accounted for as equity and cost method investments, are typically valued at the closing price in the principal active market as of the last business day of the reporting period. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements. When (i) the Duke Energy Registrants lack the ability to redeem investments valued on a net asset value per share basis in the near future or (ii) net asset value per share is not available at the measurement date, the fair value measurement of the investment is categorized as Level 3.
Investments in debt securities
Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is Level 3. U.S. Treasury debt is typically Level 2.
Investments in short-term investment funds
Investments in short-term investment funds are valued at the net asset value of units held at year end. Investments in short-term investment funds with published prices are valued as Level 1. Investments in short-term investment funds with unpublished prices are valued as Level 2.
Investments in real estate limited partnerships
Investments in real estate limited partnerships are valued by the trustee at each valuation date (monthly). As part of the trustee’s valuation process, properties are externally appraised generally on an annual basis, conducted by reputable, independent appraisal firms, and signed by appraisers that are members of the Appraisal Institute, with the professional designation MAI. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three valuation techniques that can be used to value investments in real estate assets: the market, income or cost approach. The appropriateness of each valuation technique depends on the type of asset or business being valued. In addition, the trustee may cause additional appraisals to be performed as warranted by specific asset or market conditions. Property valuations and the salient valuation-sensitive assumptions of each direct investment property are reviewed by the trustee quarterly and values are adjusted if there has been a significant change in circumstances related to the investment property since the last valuation. Value adjustments for interim capital expenditures are only recognized to the extent that the valuation process acknowledges a corresponding increase in fair value. An independent firm is hired to review and approve quarterly direct real estate valuations. Key inputs and assumptions used to determine fair value includes among others, rental revenue and expense amounts and related revenue and expense growth rates, terminal capitalization rates and discount rates. Development investments are valued using cost incurred to date as a primary input until substantive progress is achieved in terms of mitigating construction and leasing risk at which point a discounted cash flow approach is more heavily weighted. Key inputs and assumptions in addition to those noted above used to determine the fair value of development investments include construction costs, and the status of construction completion and leasing. Investments in real estate limited partnerships are valued as Level 3.

Duke Energy Master Retirement Trust
The following tables provide the fair value measurement amounts for the Duke Energy Master Retirement Trust qualified pension and other post-retirement assets.

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Equity securities	$2,346	$1,625	$721	$—
Corporate debt securities	4,349	—	4,348	1
Short-term investment funds	333	171	162	—
Partnership interests	298	—	—	298
Hedge funds	146	—	146	—
Real estate limited partnerships	104	—	—	104
U.S. government securities	917	—	916	1
Guaranteed investment contracts	32	—	—	32
Governments bonds - foreign	44	—	44	—
Cash	30	30	—	—
Government and commercial mortgage backed securities	9	—	9	—
Net pending transactions and other investments	10	(10)	20	—
Total assets(a)	$8,618	$1,816	$6,366	$436

(a)
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana were allocated approximately 28 percent, 31 percent, 15 percent, 16 percent, 5 percent and 8 percent, respectively, of the Duke Energy Master Retirement Trust assets at December 31, 2014. Accordingly, all Level 1, 2 and 3 amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Equity securities	$2,877	$1,801	$1,022	$54
Corporate debt securities	2,604	—	2,601	3
Short-term investment funds	1,158	254	904	—
Partnership interests	307	—	—	307
Hedge funds	164	—	111	53
Real estate limited partnerships	95	—	—	95
U.S. government securities	927	—	927	—
Guarantees investment contracts	33	—	—	33
Governments bonds - foreign	19	—	18	1
Cash	58	58	—	—
Asset backed securities	7	—	7	—
Net pending transactions and other investments	12	7	5	—
Total assets(a)	$8,261	$2,120	$5,595	$546

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

(in millions)	2014	2013
Balance at January 1	$546	$352
Combination of trust assets(a)	—	288
Purchases, sales, issuances and settlements
Purchases	17	25
Sales	(164)	(152)
Total gains (losses) and other, net	37	33
Balance at December 31	$436	$546

(a)	As of January 1, 2013, assets previously held in the Progress Energy Master Retirement Trust were transferred into the Duke Energy Master Retirement Trust.
VEBA I
The following tables provide the fair value measurement amounts for VEBA I other post-retirement assets.

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$21	—	$21	—
Equity securities	14	—	14	—
Debt securities	13	—	13	—
Total assets	$48	—	$48	—

	December 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$21	—	$21	—
Equity securities	15	—	15	—
Debt securities	15	—	15	—
Total assets	$51	—	$51	—

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
As of January 1, 2014, for new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, which is subject to a three-year vesting schedule, is provided to the employee’s savings plan account.
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ended December 31,
2014(a)	$143	$47	$43	$30	$14	$3	$7
2013	134	45	45	25	14	3	7
2012	107	37	45	24	15	4	6

(a)	For 2014, amounts include the additional employer contribution of 4 percent of eligible pay per pay period for employees not eligible to participate in a defined benefit plan.
22. INCOME TAXES
Income Tax Expense
Components of Income Tax Expense

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$—	$161	$(466)	$(184)	$(53)	$(73)	$(112)
State	56	51	(8)	14	1	3	1
Foreign	144	—	—	—	—	—	—
Total current income taxes	200	212	(474)	(170)	(52)	(70)	(111)
Deferred income taxes
Federal	1,517	407	938	436	350	113	294
State	35	(25)	84	25	52	1	15
Foreign	(67)	—	—	—	—	—	—
Total deferred income taxes(a)(b)	1,485	382	1,022	461	402	114	309
Investment tax credit amortization	(16)	(6)	(8)	(6)	(1)	(1)	(1)
Income tax expense from continuing operations	1,669	588	540	285	349	43	197
Tax benefit from discontinued operations	(295)	—	(4)	—	—	(300)	—
Total income tax expense included in Consolidated Statements of Operations	$1,374	$588	$536	$285	$349	$(257)	$197

(a)	There were no benefits of net operating loss (NOL) carryforwards.

(b)
Includes utilization of NOL and tax credit carryforwards of $1,544 million at Duke Energy, $345 million at Duke Energy Carolinas, $530 million at Progress Energy, $291 million at Duke Energy Progress, $64 million at Duke Energy Florida, $56 million at Duke Energy Ohio and $141 million at Duke Energy Indiana.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$(141)	$49	$(221)	$(70)	$(143)	$(24)	$(88)
State	(40)	11	(37)	(10)	(13)	(4)	7
Foreign	151	—	—	—	—	—	—
Total current income taxes	(30)	60	(258)	(80)	(156)	(28)	(81)
Deferred income taxes
Federal	1,092	464	555	316	326	65	276
State	144	75	84	59	44	6	29
Foreign	14	—	—	—	—	—	—
Total deferred income taxes(a)	1,250	539	639	375	370	71	305
Investment tax credit amortization	(15)	(5)	(8)	(7)	(1)	—	(1)
Income tax expense from continuing operations	1,205	594	373	288	213	43	223
Tax expense from discontinued operations	29	—	(26)	—	—	32	—
Total income tax expense included in Consolidated Statements of Operations	$1,234	$594	$347	$288	$213	$75	$223

(a)
Includes benefits of NOL carryforwards of $808 million at Duke Energy, $458 million at Progress Energy, $64 million at Duke Energy Progress, $301 million at Duke Energy Florida and $179 million at Duke Energy Indiana.

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$(108)	$(1)	$(88)	$(48)	$6	$(8)	$(27)
State	29	(25)	2	(6)	—	5	27
Foreign	133	—	—	—	—	—	—
Total current income taxes	54	(26)	(86)	(54)	6	(3)	—
Deferred income taxes
Federal	491	408	226	162	121	40	(47)
State	71	77	40	9	21	(2)	(25)
Foreign	20	—	—	—	—	—	—
Total deferred income taxes(a)	582	485	266	171	142	38	(72)
Investment tax credit amortization	(13)	(6)	(8)	(7)	(1)	(2)	(1)
Income tax expense (benefit) from continuing operations	623	453	172	110	147	33	(73)
Tax benefit from discontinued operations	107	—	29	—	—	65	—
Total income tax expense (benefit) included in Consolidated Statements of Operations	$730	$453	$201	$110	$147	$98	$(73)

(a)
Includes benefits of NOL carryforwards of $1,062 million at Duke Energy, $245 million at Duke Energy Carolinas, $357 million at Progress Energy, $257 million at Duke Energy Progress, $25 million at Duke Energy Florida, $34 million at Duke Energy Ohio and $205 million at Duke Energy Indiana.

Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2014	2013	2012
Domestic	$3,600	$3,183	$1,600
Foreign	534	612	634
Income from continuing operations before income taxes	$4,134	$3,795	$2,234

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

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,447	$581	$497	$263	$314	$39	$195
State income tax, net of federal income tax effect	59	17	49	25	34	3	10
Tax differential on foreign earnings(a)	(110)	—	—	—	—	—	—
AFUDC equity income	(47)	(32)	(9)	(9)	—	(1)	(5)
Renewable energy production tax credits	(67)	—	—	—	—	—	—
International tax dividend	373	—	—	—	—	—	—
Other items, net	14	22	3	6	1	2	(3)
Income tax expense from continuing operations	$1,669	$588	$540	$285	$349	$43	$197
Effective tax rate	40.4%	35.4%	38.0%	37.9%	38.9%	38.9%	35.5%

(a)	Includes a $57 million benefit as a result of the merger of two Chilean subsidiaries and a change in income tax rates in various countries primarily relating to Peru.
During the fourth quarter of 2014, Duke Energy declared a taxable dividend of foreign earnings in the form of notes payable that will result in the repatriation of approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to 8 years. As a result of the decision to repatriate all cumulative historical undistributed foreign earnings, during the fourth quarter of 2014, Duke Energy recorded U.S. income tax expense of approximately $373 million. Duke Energy’s intention is to indefinitely reinvest prospective undistributed earnings generated by Duke Energy's foreign subsidiaries, and accordingly U.S. deferred taxes will not be provided for those earnings.

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,328	$549	$361	$276	$188	$39	$203
State income tax, net of federal income tax effect	66	56	31	31	20	2	23
Tax differential on foreign earnings	(49)	—	—	—	—	—	—
AFUDC equity income	(55)	(32)	(18)	(15)	(3)	—	(5)
Renewable energy production tax credits	(62)	—	—	—	—	—	—
Other items, net	(23)	21	(1)	(4)	8	2	2
Income tax expense (benefit) from continuing operations	$1,205	$594	$373	$288	$213	$43	$223
Effective tax rate	31.8%	37.8%	36.2%	36.5%	39.6%	39.1%	38.4%

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35 percent	$782	$461	$185	$134	$145	$27	$(43)
State income tax, net of federal income tax effect	65	34	33	1	14	2	1
Tax differential on foreign earnings	(69)	—	—	—	—	—	—
AFUDC equity income	(101)	(54)	(37)	(24)	(13)	(2)	(26)
Renewable energy production tax credits	(25)	—	—	—	—	—	—
Other items, net	(29)	12	(9)	(1)	1	6	(5)
Income tax expense from continuing operations	$623	$453	$172	$110	$147	$33	$(73)
Effective tax rate	27.9%	34.3%	32.7%	28.7%	35.7%	42.9%	59.5%

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
DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Deferred credits and other liabilities	$188	$53	$108	$28	$78	$(8)	$12
Capital lease obligations	63	10	—	—	—	—	2
Pension, postretirement and other employee benefits	546	4	188	96	93	17	43
Progress Energy merger purchase accounting adjustments(a)	1,124	—	—	—	—	—	—
Tax credits and NOL carryforwards	3,540	157	980	91	252	38	260
Investments and other assets	—	—	—	—	—	14	—
Other	—	12	—	55	—	35	11
Valuation allowance	(184)	—	(13)	(1)	—	—	—
Total deferred income tax assets	5,277	236	1,263	269	423	96	328
Investments and other assets	(1,625)	(1,051)	(427)	(232)	(245)	—	(4)
Accelerated depreciation rates	(11,715)	(4,046)	(3,284)	(2,030)	(1,252)	(1,660)	(1,603)
Regulatory assets and deferred debits	(3,694)	(953)	(1,602)	(809)	(792)	(141)	(106)
Other	(44)	—	(151)	—	(246)	—	—
Total deferred income tax liabilities	(17,078)	(6,050)	(5,464)	(3,071)	(2,535)	(1,801)	(1,713)
Net deferred income tax liabilities	$(11,801)	$(5,814)	$(4,201)	$(2,802)	$(2,112)	$(1,705)	$(1,385)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.
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
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2014
(in millions)	Amount	Expiration Year
Investment tax credits	$581	2029	—	2034
Alternative minimum tax credits	1,093	Indefinite
Federal NOL carryforwards	749	2030	—	2033
State NOL carryforwards and credits(a)	162	2015	—	2034
Foreign NOL carryforwards(b)	117	2015	—	2033
Foreign Tax Credits	838	2024
Total tax credits and NOL carryforwards	$3,540

(a)	A valuation allowance of $79 million has been recorded on the state Net Operating Loss carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

(b)	A valuation allowance of $105 million has been recorded on the foreign Net Operating Loss carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Deferred credits and other liabilities	$245	$56	$136	$9	$96	$(13)	$9
Capital lease obligations	59	11	—	—	—	—	(2)
Pension, postretirement and other employee benefits	649	18	341	119	145	23	54
Progress Energy merger purchase accounting adjustments(a)	1,184	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,307	488	1,965	396	365	165	521
Other	265	15	116	39	43	20	14
Valuation allowance	(192)	—	(40)	(1)	—	—	—
Total deferred income tax assets	6,517	588	2,518	562	649	195	596
Investments and other assets	(1,396)	(999)	(209)	(160)	(49)	(17)	(7)
Accelerated depreciation rates	(12,615)	(4,400)	(3,663)	(2,528)	(1,160)	(1,937)	(1,591)
Regulatory assets and deferred debits	(3,185)	(609)	(1,389)	(202)	(1,159)	(168)	(117)
Total deferred income tax liabilities	(17,196)	(6,008)	(5,261)	(2,890)	(2,368)	(2,122)	(1,715)
Net deferred income tax liabilities	$(10,679)	$(5,420)	$(2,743)	$(2,328)	$(1,719)	$(1,927)	$(1,119)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.
Classification of Deferred Tax Assets (Liabilities) in the Consolidated Balance Sheets

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current Assets: Other	$1,593	$3	$558	$106	$340	$60	$206
Investments and Other Assets: Other	29	—	—	—	—	—	—
Current Liabilities: Other	—	(5)	—	—	—	—	—
Deferred Credits and Other Liabilities: Other	(13,423)	(5,812)	(4,759)	(2,908)	(2,452)	(1,765)	(1,591)
Net deferred income tax liabilities	$(11,801)	$(5,814)	$(4,201)	$(2,802)	$(2,112)	$(1,705)	$(1,385)

	December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current Assets: Other	$1,373	$286	$540	$229	$110	$85	$52
Investments and Other Assets: Other	45	—	—	—	—	—	—
Deferred Credits and Other Liabilities: Other	(12,097)	(5,706)	(3,283)	(2,557)	(1,829)	(2,012)	(1,171)
Net deferred income tax liabilities	$(10,679)	$(5,420)	$(2,743)	$(2,328)	$(1,719)	$(1,927)	$(1,119)

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Indiana
Unrecognized tax benefits — January 1	$230	$171	$32	$22	$8	$1
Unrecognized tax benefits increases (decreases)
Gross increases — tax positions in prior periods	—	—	1	1	—	—
Gross decreases — tax positions in prior periods	(2)	—	—	—	—	—
Decreases due to settlements	(15)	(11)	(1)	—	—	—
Total changes	(17)	(11)	—	1	—	—
Unrecognized tax benefits — December 31	$213	$160	$32	$23	$8	$1

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unrecognized tax benefits — January 1	$540	$271	$131	$67	$44	$36	$32
Unrecognized tax benefits (decreases) increases
Gross decreases — tax positions in prior periods	(231)	(100)	(86)	(45)	(37)	(36)	(31)
Decreases due to settlements	(66)	—	—	—	—	—	—
Reduction due to lapse of statute of limitations	(13)	—	(13)	—	1	—	—
Total changes	(310)	(100)	(99)	(45)	(36)	(36)	(31)
Unrecognized tax benefits — December 31	$230	$171	$32	$22	$8	$—	$1

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unrecognized tax benefits — January 1	$385	$260	$173	$73	$80	$32	$24
Acquisitions	128	—	—	—	—	—	—
Unrecognized tax benefits increases (decreases)
Gross increases — tax positions in prior periods	29	12	23	10	12	2	6
Gross decreases — tax positions in prior periods	(4)	—	(72)	(19)	(52)	—	—
Gross increases — current period tax positions	28	15	8	4	4	4	4
Gross decreases — current period tax positions	(9)	(5)	(1)	(1)	—	(2)	(2)
Decreases due to settlements	(13)	(11)	—	—	—	—	—
Reduction due to lapse of statute of limitations	(4)	—	—	—	—	—	—
Total changes	155	11	(42)	(6)	(36)	4	8
Unrecognized tax benefits — December 31	$540	$271	$131	$67	$44	$36	$32

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits. It is reasonably possible that Duke Energy and Progress Energy will reflect an approximate $28 million reduction, Duke Energy Progress will reflect an approximate $17 million reduction, and Duke Energy Florida will reflect an approximate $7 million reduction in unrecognized tax benefits within the next 12 months due to the expected lapse of the statute of limitations. All other Duke Energy Registrants do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Indiana
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$121	$112	$3	$2	$2	$2
Amount that if recognized, would be recorded as a component of discontinued operations	8	—	—	—	—	—

(a)
Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are unable to estimate the specific amounts that would affect the effective tax rate versus the regulatory liability.

OTHER TAX MATTERS
The following tables include interest recognized in the Consolidated Statements of Operations and the Consolidated Balance Sheets.

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Net interest income recognized related to income taxes	$6	$—	$3	$—	$1	$4	$4
Net interest expense recognized related to income taxes	—	1	—	1	—	—	—
Interest receivable related to income taxes	—	—	—	—	—	—	2
Interest payable related to income taxes	13	13	5	3	5	—	—

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Net interest income recognized related to income taxes	$2	$2	6	7	—	4	$1
Interest payable related to income taxes	27	8	10	2	7	—	—

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Net interest income recognized related to income taxes	$10	$9	$—	$—	$—	—	2
Net interest expense recognized related to income taxes	—	—	2	—	2	—	—
Interest receivable related to income taxes	—	7	—	—	—	—	—
Interest payable related to income taxes	7	—	17	8	9	3	1

Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2008. The years 2008 through 2011 are in Appeals. The IRS is currently auditing the federal income tax returns for years 2012 and 2013. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2004.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

23. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$57	$4	$3	$—	$2	$8	$6
Foreign exchange gains	3	—	—	—	—	—	—
AFUDC equity	135	91	26	25	—	4	14
Deferred returns	89	71	17	17	—	—	—
Other income (expense)	67	6	31	9	18	(2)	2
Other income and expense, net	$351	$172	$77	$51	$20	$10	$22

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$26	$1	$7	$1	$3	$5	$6
Foreign exchange losses	(18)	—	—	—	—	—	—
AFUDC equity	157	91	50	42	8	1	15
Deferred returns	39	32	7	7	—	—	—
Other income (expense)	58	(4)	30	7	19	(4)	(3)
Other income and expense, net	$262	$120	$94	$57	$30	$2	$18

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$50	$11	$2	$1	$1	$—	$7
Foreign exchange gains	4	—	—	—	—	—	—
AFUDC equity	300	154	106	69	37	6	84
Deferred returns	24	24	—	—	—	—	—
Other income (expense)	19	(4)	22	9	1	2	(1)
Other income and expense, net	$397	$185	$130	$79	$39	$8	$90

24. SUBSEQUENT EVENTS
For information on subsequent events related to acquisitions, dispositions and sales of other assets, regulatory matters, commitments and contingencies, and debt and credit facilities, see Notes 2, 4, 5 and 6.

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)
DUKE ENERGY
Quarterly EPS amounts are meant to be stand-alone calculations and are not always additive to the full-year amount due to rounding and the weighting of share issuances.

(in millions, except per share data)	First Quarter(a)	Second Quarter(a)	Third Quarter(a)	Fourth Quarter(a)	Total
2014
Operating revenues	$6,263	$5,708	$6,395	$5,559	$23,925
Operating income	1,362	1,289	1,619	988	5,258
Income from continuing operations	750	725	891	99	2,465
(Loss) income from discontinued operations, net of tax	(843)	(112)	378	1	(576)
Net loss (income)	(93)	613	1,269	100	1,889
Net loss (income) attributable to Duke Energy Corporation	(97)	609	1,274	97	1,883
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$1.05	$1.02	$1.25	$0.14	$3.46
Diluted	$1.05	$1.02	$1.25	$0.14	$3.46
(Loss) income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$(1.19)	$(0.16)	$0.55	$—	$(0.80)
Diluted	$(1.19)	$(0.16)	$0.55	$—	$(0.80)
Net (loss) income attributable to Duke Energy Corporation common shareholders
Basic	$(0.14)	$0.86	$1.80	$0.14	$2.66
Diluted	$(0.14)	$0.86	$1.80	$0.14	$2.66
2013
Operating revenues	$5,536	$5,393	$6,217	$5,610	$22,756
Operating income	1,259	742	1,660	1,193	4,854
Income from continuing operations	663	292	946	689	2,590
(Loss) income from discontinued operations, net of tax	(29)	50	62	3	86
Net income	634	342	1,008	692	2,676
Net income attributable to Duke Energy Corporation	634	339	1,004	688	2,665
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.93	$0.40	$1.33	$0.96	$3.64
Diluted	$0.93	$0.40	$1.33	$0.96	$3.63
(Loss) income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$(0.04)	$0.08	$0.09	$0.01	$0.13
Diluted	$(0.04)	$0.08	$0.09	$0.01	$0.13
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.89	$0.48	$1.42	$0.97	$3.77
Diluted	$0.89	$0.48	$1.42	$0.97	$3.76

(a)	Operating results reflect reclassifications due to the impact of discontinued operations (see Note 2 for further information).

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

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Costs to achieve Progress Energy merger (see Note 2)	$(55)	$(61)	$(56)	$(33)	$(205)
Midwest Generation Impairment (see Note 2)	(1,287)	—	477	(39)	(849)
Coal ash Plea Agreements Reserve (see Note 5)	—	—	—	(102)	(102)
International Tax Adjustment (see Note 22)	—	—	—	(373)	(373)
Asset Impairment (see Note 11)	(94)	—	—	—	(94)
Total	$(1,436)	$(61)	$421	$(547)	$(1,623)
2013(a)
Costs to achieve Progress Energy merger (see Note 2)	$(55)	$(82)	$(88)	$(72)	$(297)
Crystal River Unit 3 charges (see Note 4)	—	(295)	—	(57)	(352)
Harris and Levy nuclear development charges (see Note 4)	—	(87)	—	—	(87)
Gain on sale of DukeNet (see Note 12)	—	—	—	105	105
Total	$(55)	$(464)	$(88)	$(24)	$(631)

(a)
Revised retail rates became effective in January for Duke Energy Florida, May for Duke Energy Ohio, June for Duke Energy Progress and September for Duke Energy Carolinas (see Note 4 for further information).

DUKE ENERGY CAROLINAS

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Operating revenues	$2,000	$1,755	$1,938	$1,658	$7,351
Operating income	509	438	630	318	1,895
Net income	286	270	377	139	1,072
2013
Operating revenues	$1,729	$1,591	$1,919	$1,715	$6,954
Operating income	434	351	604	420	1,809
Net income	244	181	342	209	976
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Costs to achieve Progress Energy merger (see Note 2)	$(29)	$(38)	$(25)	$(17)	$(109)
Coal ash Plea Agreements Reserve (see Note 5)	—	—	—	(72)	(72)
Total	(29)	(38)	(25)	(89)	(181)
2013(a)
Costs to achieve Progress Energy merger (see Note 2)	$(22)	$(35)	$(34)	$(29)	$(120)

(a)	Revised retail rates became effective in September in both North Carolina and South Carolina (see Note 4 for further information).

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

PROGRESS ENERGY

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Operating revenues	$2,541	$2,421	$2,863	$2,341	$10,166
Operating income	477	488	665	388	2,018
Income from continuing operations	204	207	330	139	880
Net income	203	202	330	139	874
Net income attributable to Parent	202	202	329	136	869
2013
Operating revenues	$2,186	$2,281	$2,766	$2,300	$9,533
Operating income	430	114	671	403	1,618
Income (loss) from continuing operations	154	(13)	328	190	659
Net income (loss)	154	(17)	342	196	675
Net income (loss) attributable to Parent	153	(17)	341	195	672
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Costs to achieve the merger with Duke Energy (see Note 2)	$(19)	$(12)	$(21)	$(13)	$(65)
Coal ash Plea Agreements Reserve (see Note 5)	—	—	—	(30)	(30)
Total	(19)	(12)	(21)	(43)	(95)
2013(a)
Costs to achieve the merger with Duke Energy (see Note 2)	$(19)	$(33)	$(42)	$(28)	$(122)
Crystal River Unit 3 charges (see Note 4)	—	(295)	—	(57)	(352)
Harris and Levy nuclear development charges (see Note 4)	—	(87)	—	—	(87)
Total	$(19)	$(415)	$(42)	$(85)	$(561)

(a)	Revised retail rates became effective in January in Florida and June in North Carolina (see Note 4 for further information).
DUKE ENERGY PROGRESS

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Operating revenues	$1,422	$1,191	$1,367	$1,196	$5,176
Operating income	258	212	285	180	935
Net income	133	101	157	76	467
2013
Operating revenues	$1,216	$1,135	$1,430	$1,211	$4,992
Operating income	212	166	303	251	932
Net income	110	77	175	138	500
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Costs to achieve the merger with Duke Energy (see Note 2)	$(14)	$(3)	$(15)	$(10)	$(42)
Coal ash Plea Agreements Reserve (see Note 5)	—	—	—	(30)	(30)
Total	(14)	(3)	(15)	(40)	(72)
2013(a)
Costs to achieve the merger with Duke Energy (see Note 2)	$(11)	$(22)	$(32)	$(19)	$(84)
Harris nuclear development charges (see Note 4)	$—	$(22)	$—	$—	$(22)
Total	$(11)	$(44)	$(32)	$(19)	$(106)

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Revised retail rates became effective in June in North Carolina (see Note 4 for further information).
DUKE ENERGY FLORIDA

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Operating revenues	$1,116	$1,225	$1,491	$1,143	$4,975
Operating income	219	276	378	205	1,078
Net income	108	142	205	93	548
2013
Operating revenues	$968	$1,142	$1,332	$1,085	$4,527
Operating income (loss)	221	(53)	369	151	688
Net income (loss)	110	(57)	197	75	325
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Costs to achieve the merger with Duke Energy (see Note 2)	$(5)	$(9)	$(6)	$(3)	$(23)
2013(a)
Costs to achieve the merger with Duke Energy (see Note 2)	$(8)	$(11)	$(10)	$(9)	$(38)
Crystal River Unit 3 charges (see Note 4)	—	(295)	—	(57)	(352)
Levy nuclear development charges (see Note 4)	—	(65)	—	—	(65)
Total	$(8)	$(371)	$(10)	$(66)	$(455)

(a)	Revised retail rates became effective in January (see Note 4 for further information).
DUKE ENERGY OHIO

(in millions)	First Quarter(a)	Second Quarter(a)	Third Quarter(a)	Fourth Quarter(a)	Total
2014
Operating revenues	$575	$412	$446	$480	$1,913
Operating (loss) income	(7)	62	58	74	187
(Loss) income from discontinued operations, net of tax	(875)	(135)	413	34	(563)
Net (loss) income	(890)	(108)	439	64	(495)
2013
Operating revenues	$503	$408	$438	$456	$1,805
Operating income	56	27	50	49	182
(Loss) income from discontinued operations, net of tax	(47)	51	35	(4)	35
Net (loss) income	(21)	58	59	6	102

(a)	Operating results reflect reclassifications due to the impact of discontinued operations (see Note 2 for further information).

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Costs to achieve Progress Energy merger (see Note 2)	$(2)	$(4)	$(3)	$(2)	$(11)
Midwest Generation Impairment (see Note 2)	(1,318)	—	477	(39)	(880)
Asset Impairment (see Note 11)	(94)	—	—	—	(94)
Total	$(1,414)	$(4)	$474	$(41)	$(985)
2013(a)
Costs to achieve Progress Energy merger (see Note 2)	$(4)	$(4)	$(4)	$(4)	$(16)

(a)	Revised retail rates became effective in May (see Note 4 for further information).

PART II
DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY INDIANA

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Operating revenues	$845	$748	$790	$792	$3,175
Operating income	215	178	182	130	705
Net income	113	87	101	58	359
2013
Operating revenues	$724	$700	$755	$747	$2,926
Operating income	181	168	203	181	733
Net income	90	82	104	82	358
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Costs to achieve Progress Energy merger (see Note 2)	$(2)	$(5)	$(3)	$(2)	$(12)
2013
Costs to achieve Progress Energy merger (see Note 2)	$(4)	$(5)	$(5)	$(5)	$(19)

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified by the SEC rules and forms.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Management’s Annual Report On Internal Control Over Financial Reporting
The Duke Energy Registrants’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a−15(f) and 15d−15(f). The Duke Energy Registrants’ internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2014 based on the framework in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2014.
Deloitte & Touche LLP, Duke Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of Duke Energy’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Duke Energy will provide information that is responsive to this Item 10 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 10 by reference.
ITEM 11. EXECUTIVE COMPENSATION

Duke Energy will provide information that is responsive to this Item 11 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 11 by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Duke Energy will provide information that is responsive to this Item 12 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Duke Energy will provide information that is responsive to this Item 13 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2014 and 2013.

	Year Ended December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Types of Fees
Audit Fees(a)	$12.0	$4.2	$4.6	$2.6	$2.0	$1.2	$1.2
Audit-Related Fees(b)	4.2	0.1	0.1	0.1	—	2.6	—
Tax Fees(c)	0.7	0.3	0.3	0.2	0.1	0.1	0.1
Total Fees	$16.9	$4.6	$5.0	$2.9	$2.1	$3.9	$1.3

	Year Ended December 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Types of Fees
Audit Fees(a)	$11.5	$4.1	$4.3	$2.5	$1.8	$1.3	$1.2
Audit-Related Fees(b)	2.3	0.4	0.2	0.1	0.1	—	—
Tax Fees(c)	0.5	0.2	0.2	0.1	0.1	0.1	0.1
Total Fees	$14.3	$4.7	$4.7	$2.7	$2.0	$1.4	$1.3

(a)
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

(b)
Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of an audit or review of financial statements, including assistance with acquisitions and divestitures and internal control reviews.

(c)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

PART III

To safeguard the continued independence of the independent auditor, the Audit Committee of the Board of Directors (Duke Energy Audit Committee) adopted a policy that provides the independent public auditor is only permitted to provide services to Duke Energy and its consolidated subsidiaries, including the Subsidiary Registrants that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the Securities and Exchange Commission’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in in 2014 and 2013 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to their pre-approval policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Member’s Equity for the Years Ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

PART IV

Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Indiana, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Common Stockholder’s Equity for the Years Ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
(b) Exhibits — See Exhibit Index immediately following the signature page.

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2015

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Vice Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

	G. Alex Bernhardt, Sr.*	James B. Hyler, Jr.*

	Michael G. Browning*	William E. Kennard *

	Harris E. DeLoach, Jr.*	E. Marie McKee*

	Daniel R. DiMicco*	Richard A. Meserve*

	John H. Forsgren*	E. James Reinsch*
	Ann Maynard Gray*	James T. Rhodes*

	James H. Hance, Jr.*	Carlos A. Saladrigas*

John T. Herron*
Steven K. Young, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk (*) pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ STEVEN K. YOUNG
Attorney-In-Fact

 Date: February 27, 2015

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2015

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
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 27, 2015

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2015

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

Date: February 27, 2015

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2015

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
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 27, 2015

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2015

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
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 27, 2015

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2015

DUKE ENERGY OHIO, INC. (Registrant)
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
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 27, 2015

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2015

DUKE ENERGY INDIANA, INC. (Registrant)
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
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F ESAMANN
Douglas F. Esamann

/s/ KELLEY A. KARN
Kelley A. Karn

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 27, 2015

PART IV

EXHIBIT INDEX

Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***). A management contract or compensation plan or arrangement under legacy Progress Energy that is required to be filed as an exhibit to this report pursuant to Item 15 (b) of Form 10-K is designated by a plus (+).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2.1
Agreement and Plan of Merger between Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc., dated as of January 8, 2011, (incorporated by reference to Exhibit 2.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 11, 2011, File No. 1-32853).
X
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 20, 2014, File No. 1-32853).	X
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
X
3.5	Amended and Restated By-Laws of Duke Energy Corporation (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on November 3, 2014, File No. 1-32853).	X
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
3.9
Restated Charter of Duke Energy Progress (formerly Carolina Power & Light Company), effective May 10, 1996, (incorporated by reference to Exhibit 3(i) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed on August 13, 1997, File No. 1-03382).
X
3.10
Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective June 15, 2000, (incorporated by reference to Exhibit 3(a)(1) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000, File No. 1-03382).
X
3.10.1
Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective December 4, 2000, (incorporated by reference to Exhibit 3(b)(1) to registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002, File No. 1-03382).
X
3.10.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective May 10, 2006, (incorporated by reference to Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-15929).
X
3.11
Amended Articles of Incorporation of Duke Energy Florida, Inc. (formerly Florida Power Corporation) (incorporated by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the year ended December 31, 1991 filed on March 30, 1992, File No. 1-03274).
X
3.12
By-Laws of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective May 10, 2006, (incorporated by reference to Exhibit 3(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-15929).
X
3.13
By-Laws of Duke Energy Progress, Inc. (formerly Carolina Power & Light Company), effective May 13, 2009, (incorporated by reference to Exhibit 3(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009, File No. 1-15929).
X
3.14
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
X
4.1.1	First Supplemental Indenture, dated as of June 16, 2008, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).	X
4.1.2
Second Supplemental Indenture, dated as of January 26, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 26, 2009, File No. 1-32853).
X
4.1.3
Third Supplemental Indenture, dated as of August 28, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 28, 2009, File No. 1-32853).
X
4.1.4	Fourth Supplemental Indenture, dated as of March 25, 2010, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on March 25, 2010, File No. 1-32853).	X
4.1.5
Fifth Supplemental Indenture, dated as of August 25, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 25, 2011, File No. 1-32853).
X
4.1.6
Sixth Supplemental Indenture, dated as of November 17, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on November 17, 2011, File No. 1-32853).
X
4.1.7
Seventh Supplemental Indenture, dated as of August 16 , 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 16, 2012, File No. 1-32853).
X
4.1.8	Eighth Supplemental Indenture, dated as of January 14, 2013, (incorporated by reference to Exhibit 2 to Duke Energy Corporation's Form 8-A filed on January 14, 2013, File No. 1-32853).	X
4.1.9	Ninth Supplemental Indenture, dated as of June 13, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 13, 2013, File No. 1-32853).	X
4.1.10
Tenth Supplemental Indenture, dated as of October 11, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on October 11, 2013, File No.1-32853).
X
4.1.11	Eleventh Supplemental Indenture, dated as of April 4, 2014, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 4, 2014, File No. 1-32853).	X
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
X
4.2.1
Fifteenth Supplemental Indenture, dated as of April 3, 2006, (incorporated by reference to Exhibit 4.4.1 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483-03).
X
4.2.2
Sixteenth Supplemental Indenture, dated as of June 5, 2007, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on June 6, 2007, File No. 1-04928).
X
4.3
First and Refunding Mortgage from Duke Energy Carolinas, LLC to The Bank of New York Mellon Trust Company, N.A., successor trustee to Guaranty Trust Company of New York, dated as of December 1, 1927, (incorporated by reference to Exhibit 7(a) to registrant's Form S-1, effective October 15, 1947, File No. 2-7224).
X
4.3.1
Instrument of Resignation, Appointment and Acceptance among Duke Energy Carolinas, LLC, JPMorgan Chase Bank, N.A., as Trustee, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of September 24, 2007, (incorporated by reference to Exhibit 4.6.1 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483).
X
4.3.2	Ninth Supplemental Indenture, dated as of February 1, 1949, (incorporated by reference to Exhibit 7 (j) to registrant's Form S-1 filed on February 3, 1949, File No. 2-7808).		X
4.3.3	Twentieth Supplemental Indenture, dated as of June 15, 1964, (incorporated by reference to Exhibit 4-B-20 to registrant's Form S-1 filed on August 23, 1966, File No. 2-25367).		X
4.3.4	Twenty-third Supplemental Indenture, dated as of February 1, 1968, (incorporated by reference to Exhibit 2-B-26 to registrant's Form S-9 filed on January 21, 1969, File No. 2-31304).		X
4.3.5
Sixtieth Supplemental Indenture, dated as of March 1, 1990, (incorporated by reference to Exhibit 4-B-61 to registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No.1-04928).
X
4.3.6
Sixty-third Supplemental Indenture, dated as of July 1, 1991, (incorporated by reference to Exhibit 4-B-64 to registrant's Registration Statement on Form S-3 filed on February 13, 1992, File No. 33-45501).
X
4.3.7
Eighty-fourth Supplemental Indenture, dated as of March 20, 2006, (incorporated by reference to Exhibit 4.6.9 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483-03).
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
X
4.4.11
Eighty Second Supplemental Indenture, dated as of March 1, 2014, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on March 6, 2014, File No. 1-03382).
X
4.4.12
Eighty Third Supplemental Indenture, dated as of November 1, 2014, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on November 20, 2014, File No. 1-03382).
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
X
4.7
Indenture (for First Mortgage Bonds) between Duke Energy Florida, Inc. (formerly Florida Power Corporation) and The Bank of New York Mellon (as successor to Guaranty Trust Company of New York and The Florida National Bank of Jacksonville), as Trustee, dated as of January 1, 1944, (incorporated by reference to Exhibit B-18 to registrant's Form A-2, File No. 2-05293).
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
X
4.11
Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of August 1, 1936, (incorporated by reference to an exhibit to registrant's Registration Statement No. 2-2374).
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
X
4.13.1	Tenth Supplemental Indenture, dated as of July 1, 1952, (filed as an exhibit in File No. 2-9687).							X
4.13.2	Twenty-third Supplemental Indenture, dated as of January 1, 1977, (filed as an exhibit in File No. 2-57828).							X
4.13.3	Twenty-fifth Supplemental Indenture, dated as of September 1, 1978, (filed as an exhibit in File No. 2-62543).							X
4.13.4	Twenty-sixth Supplemental Indenture, dated as of September 1, 1978, (filed as an exhibit in File No. 2-62543).							X
4.13.5	Thirtieth Supplemental Indenture, dated as of August 1, 1980, (filed as an exhibit in File No. 2-68562).							X
4.13.6	Thirty-fifth Supplemental Indenture, dated as of March 30, 1984, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-03543).							X
4.13.7	Forty-sixth Supplemental Indenture, dated as of June 1, 1990, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-03543).							X
4.13.8	Forty-seventh Supplemental Indenture, dated as of July 15, 1991, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-03543).							X
4.13.9	Forty-eighth Supplemental Indenture, dated as of July 15, 1992, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-03543).							X
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
X
4.14
Repayment Agreement between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Dayton Power and Light Company, dated as of December 23, 1992, (filed with registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-01232).
X
4.15
Unsecured Promissory Note between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and the Rural Utilities Service, dated as of October 14, 1998, (incorporated by reference to Exhibit 4 to registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 8, 1999, File No. 1-03543).
X
4.16
6.302% Subordinated Note between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Cinergy Corp., dated as of February 5, 2003, (incorporated by reference to Exhibit 4 (yyy) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12,2003, File No. 1-03543).
X
4.17
6.403% Subordinated Note between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Cinergy Corp., dated as of February 5, 2003, (incorporated by reference to Exhibit 4 (zzz) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-03543).
X
4.18
Form of Duke Energy InterNote (Fixed Rate), dated as of November 13, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on November 14, 2012, File No. 1-32853).
X
4.19
Form of Duke Energy InterNote (Floating Rate), dated as of November 13, 2012, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on November 14, 2012, File No. 1-32853).
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
10.3
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
10.4
Asset Purchase Agreement between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated as of December 20, 2006, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 27, 2006, File No. 1-04928).
X
10.5
Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy's used nuclear fuel litigation against the U.S. Department of Energy, dated as of March 6, 2007, (incorporated by reference to Item 8.01 to registrant's Current Report on Form 8-K filed on March 12, 2007, File No. 1-04928).
X
10.6
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
10.7
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
10.8
Asset Purchase Agreement between Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), dated as of February 5, 2003, (incorporated by reference to Exhibit 10(tt) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-03543).
X
10.9
Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of December 21, 2009, (incorporated by reference to Item 1.01 to registrant's Current Report on Form 8-K filed on December 28, 2009, File No. 1-04928).
X
10.10
Asset Purchase Agreement between Capital & Trading., CinCap VII, LLC and Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), dated as of February 5, 2003, (incorporated by reference to Exhibit 10(uu) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-03543).
X
10.11
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
10.12
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
10.13
Keepwell Agreement between Duke Capital LLC and Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), dated as of April 10, 2006, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on April 14, 2006, File No. 1-01232).
X
10.14
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
10.15
Asset Purchase Agreement between Duke Energy Indiana, Inc., (formerly PSI Energy, Inc.), as Seller, and Wabash Valley Power Association, Inc., as Buyer, dated as of December 1, 2006, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 7, 2006, File No. 1-03543).
X
10.16
Purchase and Sale Agreement between Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 30, 2006, File No. 1-32853).
X
10.17
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
10.18
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
10.19
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
10.20
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
10.22
Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of December 21, 2009, (incorporated by reference to Exhibit 10.41 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010, File No.1-32853).
X
10.23
Operating Agreement of Pioneer Transmission, LLC (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 7, 2008, File No. 1-32853).
X
10.24**
Amended and Restated Duke Energy Corporation Directors' Saving Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.32 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 1-32853).
X
10.25
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
10.26
Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of March 8, 2010, (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 7, 2010, File Nos. 1-32853 and 1-04928).
		X	X
10.27**	Form of Performance Award Agreement of Duke Energy Corporation (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).	X
10.28**	Form of Phantom Stock Award of Duke Energy Corporation (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).	X
10.29**	Duke Energy Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 10, 2011, File No. 1-32853).	X
10.30
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
10.31**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).
X
10.32**
Form of Phantom Stock Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).
X
10.33**	Duke Energy Corporation 2010 Long-term Incentive Plan (incorporated by reference to Appendix A to registrant's Form DEF 14A filed on March 22, 2010, File No. 1-32853).	X
10.33.1**
Amendment to Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012, File No. 1-32853).
X
10.34
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).
X
10.35
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012, (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).
X
10.36**
Retention Award Agreement between Duke Energy Corporation and Lloyd Yates, dated as of July 9, 2012, (incorporated by reference to Exhibit 10.56 to registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, File No. 1-32853).
X
10.37**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, File No. 1-32853).
X
10.38**
Form of Performance Share Award (incorporated by reference to Exhibit 10.64 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, File No. 1-32853).
X
10.39**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 1-32852).
X
10.40
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
10.41
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
10.42
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
10.43
Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).
X
10.44+
Amended and Restated Broad-Based Performance Share Sub-Plan, Exhibit B to the 2002 Progress Energy, Inc. Equity Incentive Plan, effective January 1, 2007, (incorporated by reference to Exhibit 10c(6) to registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007, File Nos. 1-15929, 1-03382 and 1-03274).
				X	X	X
10.45+
Amended and Restated Executive and Key Manager Performance Share Sub-Plan, Exhibit A to the 2002 Progress Energy, Inc. Equity Incentive Plan, effective January 1, 2007, (incorporated by reference to Exhibit 10(c)(7) to registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007, File Nos. 1-15929, 1-03382 and 1-03274).
				X	X	X
10.46+	Progress Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit C to registrant's Form DEF 14A filed on March 30, 2007, File No. 1-15929).			X
10.47+
Executive and Key Manager 2007 Performance Share Sub-Plan, Exhibit A to the 2007 Equity Incentive Plan, effective January 1, 2007, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on July 16, 2007, File Nos. 1- 15929, 1-03382 and 1-03274).
				X	X	X
10.48+
Form of Executive and Key Manager 2008 Performance Share Sub-Plan (incorporated by reference to Exhibit 10(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008, File No. 1-15929, 1-03382 and 1-03274).
				X	X	X
10.49+
Form of Letter Agreement executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements, dated as of January 8, 2011, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 8, 2011, File No. 1-15929).
X
10.50+
Executive and Key Manager 2009 Performance Share Sub-Plan, Exhibit A to 2007 Equity Incentive Plan, Amended and Restated, effective July 12, 2011, (incorporated by reference to Exhibit 10(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 8, 2011, File Nos. 1-15929, 1-03382 and 1-03274.
				X	X	X
10.51+
Progress Energy, Inc. Management Change-in-Control Plan, Amended and Restated, effective July 13, 2011, (incorporated by reference to Exhibit 10(d) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 8, 2011, File Nos. 1-15929, 1-03382 and 1-03274).
				X	X	X
10.52+	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Graded Vesting), effective September 15, 2011.			X	X	X
10.53+	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Cliff Vesting), effective September 15, 2011.			X	X	X
10.54
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
10.55
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
10.56
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
10.57**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).
X
10.58**
Duke Energy Corporation Executive Short-Term Incentive Plan, effective February 25, 2013, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8- filed on May 7, 2013, File No. 1-32853).
X
10.59**
Duke Energy Corporation 2013 Director Compensation Program Summary (incorporated by reference to Exhibit 10.81 To Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 1-32853).
X
10.60**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 1-32853).
X
*10.61	Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated as of August 21, 2014.	X					X
*10.62	Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency, dated as of September 5, 2014.	X			X
10.63
Change in Control Agreement between Duke Energy Corporation and Lloyd M. Yates, dated as of April 30, 2014, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 6, 2014, File No. 1-32853).
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

E-1