Form 10-Q
period 2015-03-31
Duke Energy CORP; Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, INC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, INC.
filed 2015-05-08
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒
Number of shares of Common Stock outstanding at May 5, 2015:

Registrant	Description	Shares
Duke Energy	Common Stock, $0.001 par value	691,537,400
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant's common stock is indirectly owned by Duke Energy.
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

◦
The extent and timing of the costs and liabilities relating to the Dan River ash basin release and compliance with current regulations and any future regulatory changes related to the management of coal ash;

◦	The ability to recover eligible costs, including those associated with future significant weather events, and earn an adequate return on investment through the regulatory process;

◦	The costs of decommissioning Crystal River Unit 3 could prove to be more extensive than amounts estimated and all costs may not be fully recoverable through the regulatory process;

◦	Credit ratings of the Duke Energy Registrants may be different from what is expected;

◦	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

◦
Industrial, commercial and residential growth or decline in service territories or customer bases resulting from customer usage patterns, including energy efficiency efforts and use of alternative energy sources, including self-generation and distributed generation technologies;

◦	Additional competition in electric markets and continued industry consolidation;

◦	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;

◦	The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts and tornadoes;

◦	The ability to successfully operate electric generating facilities and deliver electricity to customers;

◦	The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches and other catastrophic events;

◦	The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

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

◦
Declines in the market prices of equity and fixed income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans and nuclear decommissioning trust funds;

◦
Construction and development risks associated with the completion of Duke Energy Registrants’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner or at all;

◦
Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	The impact of potential goodwill impairments;

◦	The ability to reinvest prospective undistributed earnings of foreign subsidiaries or repatriate such earnings on a tax-efficient basis; and

◦	The ability to successfully complete future merger, acquisition or divestiture plans.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per-share amounts)	2015	2014
Operating Revenues
Regulated electric	$5,457	$5,550
Nonregulated electric and other	377	491
Regulated natural gas	231	222
Total operating revenues	6,065	6,263
Operating Expenses
Fuel used in electric generation and purchased power – regulated	1,941	2,000
Fuel used in electric generation and purchased power – nonregulated	104	136
Cost of natural gas and other	111	116
Operation, maintenance and other	1,426	1,449
Depreciation and amortization	777	755
Property and other taxes	264	350
Impairment charges	—	96
Total operating expenses	4,623	4,902
Gains on Sales of Other Assets and Other, net	14	1
Operating Income	1,456	1,362
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	13	36
Other income and expenses, net	74	95
Total other income and expenses	87	131
Interest Expense	403	404
Income From Continuing Operations Before Income Taxes	1,140	1,089
Income Tax Expense from Continuing Operations	364	339
Income From Continuing Operations	776	750
Income (Loss) From Discontinued Operations, net of tax	91	(843)
Net Income (Loss)	867	(93)
Less: Net Income Attributable to Noncontrolling Interests	3	4
Net Income (Loss) Attributable to Duke Energy Corporation	$864	$(97)

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$1.09	$1.05
Diluted	$1.09	$1.05
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$0.13	$(1.19)
Diluted	$0.13	$(1.19)
Net Income (Loss) attributable to Duke Energy Corporation common shareholders
Basic	$1.22	$(0.14)
Diluted	$1.22	$(0.14)
Weighted-average shares outstanding
Basic	708	706
Diluted	708	706

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Net Income (Loss)	$867	$(93)
Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	(125)	24
Pension and OPEB adjustments	(5)	(1)
Net unrealized losses on cash flow hedges	(7)	—
Reclassification into earnings from cash flow hedges	4	—
Other Comprehensive (Loss) Income, net of tax	(133)	23
Comprehensive Income (Loss)	734	(70)
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(1)	5
Comprehensive Income (Loss) Attributable to Duke Energy Corporation	$735	$(75)

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$2,821	$2,036
Receivables (net of allowance for doubtful accounts of $16 at March 31, 2015 and $17 at December 31, 2014)	750	791
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $54 at March 31, 2015 and $51 at December 31, 2014)	2,016	1,973
Inventory	3,413	3,459
Assets held for sale	354	364
Regulatory assets	960	1,115
Other	2,008	1,837
Total current assets	12,322	11,575
Investments and Other Assets
Investments in equity method unconsolidated affiliates	343	358
Nuclear decommissioning trust funds	5,576	5,546
Goodwill	16,329	16,321
Assets held for sale	2,603	2,642
Other	3,207	3,008
Total investments and other assets	28,058	27,875
Property, Plant and Equipment
Cost	105,692	104,861
Accumulated depreciation and amortization	(35,400)	(34,824)
Generation facilities to be retired, net	9	9
Net property, plant and equipment	70,301	70,046
Regulatory Assets and Deferred Debits
Regulatory assets	11,279	11,042
Other	182	171
Total regulatory assets and deferred debits	11,461	11,213
Total Assets	$122,142	$120,709
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,920	$2,271
Notes payable and commercial paper	3,790	2,514
Taxes accrued	508	569
Interest accrued	490	418
Current maturities of long-term debt	2,800	2,807
Liabilities associated with assets held for sale	146	262
Regulatory liabilities	235	204
Other	2,014	2,188
Total current liabilities	11,903	11,233
Long-Term Debt	37,173	37,213
Deferred Credits and Other Liabilities
Deferred income taxes	13,914	13,423
Investment tax credits	424	427
Accrued pension and other post-retirement benefit costs	1,170	1,145
Liabilities associated with assets held for sale	26	35
Asset retirement obligations	8,541	8,466
Regulatory liabilities	6,237	6,193
Other	1,667	1,675
Total deferred credits and other liabilities	31,979	31,364
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 708 million and 707 million shares outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	39,413	39,405
Retained earnings	2,309	2,012
Accumulated other comprehensive loss	(672)	(543)
Total Duke Energy Corporation stockholders' equity	41,051	40,875
Noncontrolling interests	36	24
Total equity	41,087	40,899
Total Liabilities and Equity	$122,142	$120,709

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$867	$(93)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	883	884
Equity component of AFUDC	(42)	(28)
Gains on sales of other assets	(16)	—
Impairment charges	43	1,382
Deferred income taxes	368	(178)
Equity in earnings of unconsolidated affiliates	(13)	(36)
Accrued pension and other post-retirement benefit costs	18	27
Contributions to qualified pension plans	(132)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(47)	45
Receivables	(41)	29
Inventory	57	272
Other current assets	(63)	(297)
Increase (decrease) in
Accounts payable	(201)	(97)
Taxes accrued	(63)	(175)
Other current liabilities	(85)	(346)
Other assets	30	(22)
Other liabilities	(123)	6
Net cash provided by operating activities	1,440	1,373
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,411)	(1,232)
Investment expenditures	(14)	(36)
Acquisitions	(29)	—
Purchases of available-for-sale securities	(1,035)	(967)
Proceeds from sales and maturities of available-for-sale securities	1,069	1,004
Net proceeds from the sales of equity investments and other assets	1	4
Change in restricted cash	(36)	(27)
Other	(1)	(32)
Net cash used in investing activities	(1,456)	(1,286)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	497	875
Issuance of common stock related to employee benefit plans	15	19
Payments for the redemption of long-term debt	(403)	(1,287)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	187	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(643)	—
Notes payable and commercial paper	1,727	898
Distributions to noncontrolling interests	—	(3)
Dividends paid	(564)	(553)
Other	(15)	(6)
Net cash provided by (used in) financing activities	801	(57)
Net increase in cash and cash equivalents	785	30
Cash and cash equivalents at beginning of period	2,036	1,501
Cash and cash equivalents at end of period	$2,821	$1,531
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$438	$361

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Losses on Cash Flow Hedges	Net Gains on Available-for-Sale Securities	Pension and OPEB Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	706	$1	$39,365	$2,363	$(307)	$(40)	$—	$(52)	$41,330	$78	$41,408
Net (loss) income	—	—	—	(97)	—	—	—	—	(97)	4	(93)
Other comprehensive income (loss)	—	—	—	—	23	—	—	(1)	22	1	23
Common stock issuances, including dividend reinvestment and employee benefits	1	—	7	—	—	—	—	—	7	—	7
Common stock dividends	—	—	—	(553)	—	—	—	—	(553)	—	(553)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2014	707	$1	$39,372	$1,713	$(284)	$(40)	$—	$(53)	$40,709	$80	$40,789

Balance at December 31, 2014	707	$1	$39,405	$2,012	$(439)	$(59)	$3	$(48)	$40,875	$24	$40,899
Net income	—	—	—	864	—	—	—	—	864	3	867
Other comprehensive (loss) income	—	—	—	—	(121)	(3)	—	(5)	(129)	(4)	(133)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	8	—	—	—	—	—	8	—	8
Common stock dividends	—	—	—	(564)	—	—	—	—	(564)	—	(564)
Other (a)	—	—	—	(3)	—	—	—	—	(3)	13	10
Balance at March 31, 2015	708	$1	$39,413	$2,309	$(560)	$(62)	$3	$(53)	$41,051	$36	$41,087

(a)	The $13 million change in Noncontrolling Interests is primarily related to an acquisition of majority interest in a solar company for an insignificant amount of cash consideration.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating Revenues	$1,901	$2,000
Operating Expenses
Fuel used in electric generation and purchased power	578	658
Operation, maintenance and other	489	487
Depreciation and amortization	249	242
Property and other taxes	70	104
Total operating expenses	1,386	1,491
Operating Income	515	509
Other Income and Expenses, net	42	49
Interest Expense	102	101
Income Before Income Taxes	455	457
Income Tax Expense	163	171
Net Income	$292	$286
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	1
Comprehensive Income	$292	$287

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$30	$13
Receivables (net of allowance for doubtful accounts of $3 at March 31, 2015 and December 31, 2014)	106	129
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at March 31, 2015 and December 31, 2014)	658	647
Receivables from affiliated companies	91	75
Notes receivable from affiliated companies	755	150
Inventory	1,117	1,124
Regulatory assets	376	399
Other	41	77
Total current assets	3,174	2,614
Investments and Other Assets
Nuclear decommissioning trust funds	3,118	3,042
Other	996	959
Total investments and other assets	4,114	4,001
Property, Plant and Equipment
Cost	37,682	37,372
Accumulated depreciation and amortization	(12,935)	(12,700)
Net property, plant and equipment	24,747	24,672
Regulatory Assets and Deferred Debits
Regulatory assets	2,460	2,465
Other	45	42
Total regulatory assets and deferred debits	2,505	2,507
Total Assets	$34,540	$33,794
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$504	$709
Accounts payable to affiliated companies	204	154
Taxes accrued	129	146
Interest accrued	135	95
Current maturities of long-term debt	506	507
Regulatory liabilities	26	34
Other	398	434
Total current liabilities	1,902	2,079
Long-Term Debt	8,079	7,584
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,901	5,812
Investment tax credits	203	204
Accrued pension and other post-retirement benefit costs	109	111
Asset retirement obligations	3,460	3,428
Regulatory liabilities	2,730	2,710
Other	640	642
Total deferred credits and other liabilities	13,043	12,907
Commitments and Contingencies
Member's Equity
Member's equity	11,229	10,937
Accumulated other comprehensive loss	(13)	(13)
Total member's equity	11,216	10,924
Total Liabilities and Member's Equity	$34,540	$33,794

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	324	309
Equity component of AFUDC	(24)	(22)
Deferred income taxes	113	87
Accrued pension and other post-retirement benefit costs	4	6
Contributions to qualified pension plans	(42)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	3
Receivables	16	11
Receivables from affiliated companies	(16)	(27)
Inventory	7	181
Other current assets	2	(59)
Increase (decrease) in
Accounts payable	(133)	(100)
Accounts payable to affiliated companies	50	21
Taxes accrued	(17)	(3)
Other current liabilities	(27)	(26)
Other assets	44	14
Other liabilities	(17)	(9)
Net cash provided by operating activities	576	672
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(448)	(426)
Purchases of available-for-sale securities	(643)	(584)
Proceeds from sales and maturities of available-for-sale securities	643	579
Notes receivable from affiliated companies	(605)	(115)
Other	4	(6)
Net cash used in investing activities	(1,049)	(552)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	—
Distributions to parent	—	(126)
Other	(6)	—
Net cash provided by (used in) financing activities	490	(126)
Net increase (decrease) in cash and cash equivalents	17	(6)
Cash and cash equivalents at beginning of period	13	23
Cash and cash equivalents at end of period	$30	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$102	$133

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Member's Equity
(Unaudited)

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total
Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350
Net income	286	—	—	286
Other comprehensive income	—	1	—	1
Distributions to parent	(126)	—	—	(126)
Balance at March 31, 2014	$10,525	$(13)	$(1)	$10,511

Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
Net income	292	—	—	292
Balance at March 31, 2015	$11,229	$(12)	$(1)	$11,216

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating Revenues	$2,536	$2,541
Operating Expenses
Fuel used in electric generation and purchased power	1,032	1,043
Operation, maintenance and other	565	595
Depreciation and amortization	287	276
Property and other taxes	111	151
Total operating expenses	1,995	2,065
Gains on Sales of Other Assets and Other, net	8	1
Operating Income	549	477
Other Income and Expenses, net	27	15
Interest Expense	168	169
Income From Continuing Operations Before Taxes	408	323
Income Tax Expense From Continuing Operations	144	119
Income From Continuing Operations	264	204
Loss From Discontinued Operations, net of tax	(1)	(1)
Net Income	263	203
Less: Net Income Attributable to Noncontrolling Interest	3	1
Net Income Attributable to Parent	$260	$202

Net Income	$263	$203
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	1	1
Net unrealized gain on cash flow hedges	—	1
Reclassification into earnings from cash flow hedges	(2)	—
Other Comprehensive (Loss) Income, net of tax	(1)	2
Comprehensive Income	262	205
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	1
Comprehensive Income Attributable to Parent	$259	$204

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$44	$42
Receivables (net of allowance for doubtful accounts of $7 at March 31, 2015 and $8 at December 31, 2014)	129	129
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $8 at March 31, 2015 and December 31, 2014)	779	741
Receivables from affiliated companies	80	59
Notes receivable from affiliated companies	178	220
Inventory	1,543	1,590
Regulatory assets	392	491
Other	793	1,285
Total current assets	3,938	4,557
Investments and Other Assets
Nuclear decommissioning trust funds	2,458	2,503
Goodwill	3,655	3,655
Other	777	670
Total investments and other assets	6,890	6,828
Property, Plant and Equipment
Cost	39,067	38,650
Accumulated depreciation and amortization	(13,714)	(13,506)
Net property, plant and equipment	25,353	25,144
Regulatory Assets and Deferred Debits
Regulatory assets	5,687	5,408
Other	90	91
Total regulatory assets and deferred debits	5,777	5,499
Total Assets	$41,958	$42,028
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$667	$847
Accounts payable to affiliated companies	286	203
Notes payable to affiliated companies	650	835
Taxes accrued	161	114
Interest accrued	203	184
Current maturities of long-term debt	1,564	1,507
Regulatory liabilities	125	106
Other	961	1,021
Total current liabilities	4,617	4,817
Long-Term Debt	12,946	13,247
Deferred Credits and Other Liabilities
Deferred income taxes	4,834	4,759
Accrued pension and other post-retirement benefit costs	561	533
Asset retirement obligations	4,738	4,711
Regulatory liabilities	2,413	2,379
Other	411	406
Total deferred credits and other liabilities	12,957	12,788
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	7,467	7,467
Retained earnings	4,039	3,782
Accumulated other comprehensive loss	(42)	(41)
Total common stockholder's equity	11,464	11,208
Noncontrolling interests	(26)	(32)
Total equity	11,438	11,176
Total Liabilities and Common Stockholder's Equity	$41,958	$42,028

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	329	316
Equity component of AFUDC	(14)	(1)
Gains on sales of other assets and other, net	(8)	(1)
Deferred income taxes	196	183
Accrued pension and other post-retirement benefit costs	(1)	7
Contributions to qualified pension plans	(42)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(22)	13
Receivables	(66)	(45)
Receivables from affiliated companies	(21)	—
Inventory	47	72
Other current assets	302	(134)
Increase (decrease) in
Accounts payable	(107)	(53)
Accounts payable to affiliated companies	83	114
Taxes accrued	47	3
Other current liabilities	(10)	(116)
Other assets	(21)	(52)
Other liabilities	(48)	(6)
Net cash provided by operating activities	907	503
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(563)	(475)
Purchases of available-for-sale securities	(298)	(266)
Proceeds from sales and maturities of available-for-sale securities	367	269
Notes receivable from affiliated companies	42	(101)
Other	(20)	(25)
Net cash used in investing activities	(472)	(598)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	875
Payments for the redemption of long-term debt	(245)	(469)
Notes payable to affiliated companies	(185)	(291)
Distributions to noncontrolling interests	—	(3)
Other	(3)	(39)
Net cash (used in) provided by financing activities	(433)	73
Net increase (decrease) in cash and cash equivalents	2	(22)
Cash and cash equivalents at beginning of period	42	58
Cash and cash equivalents at end of period	$44	$36
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$176	$158

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Net Gains on Available for Sale Securities	Pension and OPEB Adjustments	Common Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$—	$7,467	$3,452	$(43)	$—	$(16)	$10,860	$4	$10,864
Net income	—	—	202	—	—	—	202	1	203
Other comprehensive income	—	—	—	1	—	1	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Transfer of service company net assets to Duke Energy	—	—	(542)	3	—	—	(539)	—	(539)
Balance at March 31, 2014	$—	$7,467	$3,112	$(39)	$—	$(15)	$10,525	$2	$10,527

Balance at December 31, 2014	$—	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176
Net income	—	—	260	—		—	260	3	263
Other comprehensive (loss) income	—	—	—	(2)	—	1	(1)	—	(1)
Other	—	—	(3)	—	—	—	(3)	3	—
Balance at March 31, 2015	$—	$7,467	$4,039	$(37)	$1	$(6)	$11,464	$(26)	$11,438

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating Revenues	$1,449	$1,422
Operating Expenses
Fuel used in electric generation and purchased power	575	573
Operation, maintenance and other	375	381
Depreciation and amortization	152	144
Property and other taxes	32	67
Total operating expenses	1,134	1,165
Gains on Sales of Other Assets and Other, net	1	1
Operating Income	316	258
Other Income and Expenses, net	20	9
Interest Expense	60	57
Income Before Income Taxes	276	210
Income Tax Expense	93	77
Net Income and Comprehensive Income	$183	$133

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$6	$9
Receivables (net of allowance for doubtful accounts of $6 at March 31, 2015 and $7 at December 31, 2014)	49	43
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $4 at March 31, 2015 and $5 at December 31, 2014)	479	436
Receivables from affiliated companies	4	10
Notes receivable from affiliated companies	205	237
Inventory	929	966
Regulatory assets	267	287
Other	99	384
Total current assets	2,038	2,372
Investments and Other Assets
Nuclear decommissioning trust funds	1,738	1,701
Other	450	412
Total investments and other assets	2,188	2,113
Property, Plant and Equipment
Cost	24,444	24,207
Accumulated depreciation and amortization	(9,162)	(9,021)
Net property, plant and equipment	15,282	15,186
Regulatory Assets and Deferred Debits
Regulatory assets	2,857	2,675
Other	34	34
Total regulatory assets and deferred debits	2,891	2,709
Total Assets	$22,399	$22,380
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$363	$481
Accounts payable to affiliated companies	183	120
Taxes accrued	61	47
Interest accrued	87	81
Current maturities of long-term debt	702	945
Regulatory liabilities	80	71
Other	359	409
Total current liabilities	1,835	2,154
Long-Term Debt	5,255	5,256
Deferred Credits and Other Liabilities
Deferred income taxes	2,978	2,908
Accrued pension and other post-retirement benefit costs	287	290
Asset retirement obligations	3,936	3,905
Regulatory liabilities	1,883	1,832
Other	175	168
Total deferred credits and other liabilities	9,259	9,103
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at March 31, 2015 and December 31, 2014	2,159	2,159
Retained earnings	3,891	3,708
Total common stockholder's equity	6,050	5,867
Total Liabilities and Common Stockholder's Equity	$22,399	$22,380

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$183	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	193	183
Equity component of AFUDC	(13)	(2)
Gains on sales of other assets and other, net	(1)	(1)
Deferred income taxes	138	117
Accrued pension and other post-retirement benefit costs	(4)	(2)
Contributions to qualified pension plans	(21)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(4)	6
Receivables	(92)	10
Receivables from affiliated companies	6	(5)
Inventory	37	53
Other current assets	170	(183)
Increase (decrease) in
Accounts payable	(52)	(37)
Accounts payable to affiliated companies	63	139
Taxes accrued	14	—
Other current liabilities	(28)	(41)
Other assets	(2)	(13)
Other liabilities	(23)	(1)
Net cash provided by operating activities	564	356
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(338)	(299)
Purchases of available-for-sale securities	(149)	(151)
Proceeds from sales and maturities of available-for-sale securities	144	149
Notes receivable from affiliated companies	32	(65)
Other	(12)	(18)
Net cash used in investing activities	(323)	(384)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	650
Payments for the redemption of long-term debt	(243)	(168)
Notes payable to affiliated companies	—	(462)
Other	(1)	(4)
Net cash (used in) provided by financing activities	(244)	16
Net decrease in cash and cash equivalents	(3)	(12)
Cash and cash equivalents at beginning of period	9	21
Cash and cash equivalents at end of period	$6	$9
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$82	$116

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

(in millions)	Common Stock	Retained Earnings	Total Equity
Balance at December 31, 2013	$2,159	$3,466	$5,625
Net income	—	133	133
Balance at March 31, 2014	$2,159	$3,599	$5,758

Balance at December 31, 2014	$2,159	$3,708	$5,867
Net income	—	183	183
Balance at March 31, 2015	$2,159	$3,891	$6,050

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating Revenues	$1,086	$1,116
Operating Expenses
Fuel used in electric generation and purchased power	457	470
Operation, maintenance and other	188	211
Depreciation and amortization	134	132
Property and other taxes	80	84
Total operating expenses	859	897
Operating Income	227	219
Other Income and Expenses, net	6	5
Interest Expense	49	49
Income Before Income Taxes	184	175
Income Tax Expense	71	67
Net Income	$113	$108
Other Comprehensive Income, net of tax
Net unrealized gain on cash flow hedges	—	1
Comprehensive Income	$113	$109

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$10	$8
Receivables (net of allowance for doubtful accounts of $2 at March 31, 2015 and December 31, 2014)	77	84
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $3 at March 31, 2015 and $3 at December 31, 2014)	301	305
Receivables from affiliated companies	60	40
Inventory	614	623
Regulatory assets	124	203
Other	333	521
Total current assets	1,519	1,784
Investments and Other Assets
Nuclear decommissioning trust funds	720	803
Other	270	204
Total investments and other assets	990	1,007
Property, Plant and Equipment
Cost	14,613	14,433
Accumulated depreciation and amortization	(4,545)	(4,478)
Net property, plant and equipment	10,068	9,955
Regulatory Assets and Deferred Debits
Regulatory assets	2,830	2,733
Other	39	39
Total regulatory assets and deferred debits	2,869	2,772
Total Assets	$15,446	$15,518
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$302	$365
Accounts payable to affiliated companies	85	70
Notes payable to affiliated companies	192	84
Taxes accrued	126	65
Interest accrued	68	47
Current maturities of long-term debt	562	562
Regulatory liabilities	45	35
Other	577	586
Total current liabilities	1,957	1,814
Long-Term Debt	4,296	4,298
Deferred Credits and Other Liabilities
Deferred income taxes	2,465	2,452
Accrued pension and other post-retirement benefit costs	254	221
Asset retirement obligations	803	806
Regulatory liabilities	529	547
Other	157	158
Total deferred credits and other liabilities	4,208	4,184
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; 60 million shares authorized; 100 shares outstanding at March 31, 2015 and December 31, 2014	1,762	1,762
Retained earnings	3,223	3,460
Total common stockholder's equity	4,985	5,222
Total Liabilities and Common Stockholder's Equity	$15,446	$15,518
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	136	133
Equity component of AFUDC	(1)	—
Deferred income taxes	39	60
Accrued pension and other post-retirement benefit costs	1	7
Contributions to qualified pension plans	(21)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(20)	5
Receivables	24	21
Receivables from affiliated companies	(20)	(7)
Inventory	10	20
Other current assets	143	68
Increase (decrease) in
Accounts payable	(54)	24
Accounts payable to affiliated companies	15	28
Taxes accrued	61	10
Other current liabilities	24	(63)
Other assets	(17)	(36)
Other liabilities	(29)	(13)
Net cash provided by operating activities	404	365
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(224)	(176)
Purchases of available-for-sale securities	(149)	(115)
Proceeds from sales and maturities of available-for-sale securities	223	120
Notes receivable from affiliated companies	—	(110)
Other	(7)	(8)
Net cash used in investing activities	(157)	(289)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	225
Payments for the redemption of long-term debt	(2)	(1)
Notes payable to affiliated companies	108	(181)
Dividends to parent	(350)	(124)
Other	(1)	(1)
Net cash used in financing activities	(245)	(82)
Net increase (decrease) in cash and cash equivalents	2	(6)
Cash and cash equivalents at beginning of period	8	16
Cash and cash equivalents at end of period	$10	$10
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$94	$42

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Loss on Cash Flow Hedges	Total
Balance at December 31, 2013	$1,762	$3,036	$(1)	$4,797
Net income	—	108	—	108
Other comprehensive income	—	—	1	1
Dividends to parent	—	(124)	—	(124)
Balance at March 31, 2014	$1,762	$3,020	$—	$4,782

Balance at December 31, 2014	$1,762	$3,460	$—	$5,222
Net income	—	113	—	113
Dividends to parent	—	(350)	—	(350)
Balance at March 31, 2015	$1,762	$3,223	$—	$4,985

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating Revenues
Regulated electric	$339	$339
Nonregulated electric and other	14	13
Regulated natural gas	233	223
Total operating revenues	586	575
Operating Expenses
Fuel used in electric generation and purchased power – regulated	115	124
Fuel used in electric generation and purchased power – nonregulated	14	13
Cost of natural gas	97	99
Operation, maintenance and other	128	127
Depreciation and amortization	57	57
Property and other taxes	70	68
Impairment charges	—	94
Total operating expenses	481	582
Gains on Sales of Other Assets and Other, net	6	—
Operating Income (Loss)	111	(7)
Other Income and Expenses, net	3	3
Interest Expense	20	20
Income (Loss) From Continuing Operations Before Income Taxes	94	(24)
Income Tax Expense (Benefit) From Continuing Operations	35	(9)
Income (Loss) From Continuing Operations	59	(15)
Income (Loss) From Discontinued Operations, net of tax	90	(875)
Net Income (Loss) and Comprehensive Income (Loss)	$149	$(890)

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$52	$20
Receivables (net of allowance for doubtful accounts of $2 at March 31, 2015 and December 31, 2014)	98	93
Receivables from affiliated companies	91	107
Notes receivable from affiliated companies	40	145
Inventory	109	97
Assets held for sale	295	316
Regulatory assets	21	49
Other	97	167
Total current assets	803	994
Investments and Other Assets
Goodwill	920	920
Assets held for sale	2,565	2,605
Other	35	23
Total investments and other assets	3,520	3,548
Property, Plant and Equipment
Cost	7,208	7,141
Accumulated depreciation and amortization	(2,264)	(2,213)
Generation facilities to be retired, net	9	9
Net property, plant and equipment	4,953	4,937
Regulatory Assets and Deferred Debits
Regulatory assets	512	512
Other	8	8
Total regulatory assets and deferred debits	520	520
Total Assets	$9,796	$9,999
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$221	$209
Accounts payable to affiliated companies	123	74
Notes payable to affiliated companies	298	491
Taxes accrued	181	163
Interest accrued	29	19
Current maturities of long-term debt	56	157
Liabilities associated with assets held for sale	129	246
Regulatory liabilities	24	10
Other	64	66
Total current liabilities	1,125	1,435
Long-Term Debt	1,525	1,584
Long-Term Debt Payable to Affiliated Companies	25	25
Deferred Credits and Other Liabilities
Deferred income taxes	1,790	1,765
Accrued pension and other post-retirement benefit costs	48	48
Liabilities associated with assets held for sale	25	34
Asset retirement obligations	26	27
Regulatory liabilities	243	241
Other	166	166
Total deferred credits and other liabilities	2,298	2,281
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at March 31, 2015 and December 31, 2014	762	762
Additional paid-in capital	4,782	4,782
Accumulated deficit	(721)	(870)
Total common stockholder's equity	4,823	4,674
Total Liabilities and Common Stockholder's Equity	$9,796	$9,999

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$149	$(890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58	92
Equity component of AFUDC	(1)	(1)
Gains on sales of other assets and other, net	(6)	—
Impairment charges	40	1,417
Deferred income taxes	25	(501)
Accrued pension and other post-retirement benefit costs	2	1
Contributions to qualified pension plans	(1)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(28)	39
Receivables	(8)	(16)
Receivables from affiliated companies	16	(6)
Inventory	(3)	29
Other current assets	80	(92)
Increase (decrease) in
Accounts payable	20	21
Accounts payable to affiliated companies	49	(13)
Taxes accrued	(4)	(38)
Other current liabilities	24	(7)
Other assets	15	(9)
Other liabilities	(74)	7
Net cash provided by operating activities	353	33
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(81)	(83)
Notes receivable from affiliated companies	105	(110)
Net cash provided by (used in) investing activities	24	(193)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(151)	(1)
Notes payable to affiliated companies	(193)	263
Dividends to parent	—	(100)
Other	(1)	—
Net cash (used in) provided by financing activities	(345)	162
Net increase in cash and cash equivalents	32	2
Cash and cash equivalents at beginning of period	20	36
Cash and cash equivalents at end of period	$52	$38
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$15	$24

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2013	$762	$4,882	$(375)	$5,269
Net loss	—	—	(890)	(890)
Dividends to parent	—	(100)	—	(100)
Balance at March 31, 2014	$762	$4,782	$(1,265)	$4,279

Balance at December 31, 2014	$762	$4,782	$(870)	$4,674
Net income	—	—	149	149
Balance at March 31, 2015	$762	$4,782	$(721)	$4,823

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating Revenues	$788	$845
Operating Expenses
Fuel used in electric generation and purchased power	294	339
Operation, maintenance and other	181	166
Depreciation and amortization	104	102
Property and other taxes	(1)	23
Total operating expenses	578	630
Operating Income	210	215
Other Income and Expenses, net	5	7
Interest Expense	45	43
Income Before Income Taxes	170	179
Income Tax Expense	62	66
Net Income	$108	$113
Other Comprehensive (Loss) Income, net of tax
Reclassification into earnings from cash flow hedges	(1)	1
Comprehensive Income	$107	$114

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$16	$6
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2015 and December 31, 2014)	83	87
Receivables from affiliated companies	114	115
Notes receivable from affiliated companies	106	—
Inventory	542	537
Regulatory assets	88	93
Other	240	326
Total current assets	1,189	1,164
Investments and Other Assets
Other	257	251
Total investments and other assets	257	251
Property, Plant and Equipment
Cost	13,180	13,034
Accumulated depreciation and amortization	(4,314)	(4,219)
Net property, plant and equipment	8,866	8,815
Regulatory Assets and Deferred Debits
Regulatory assets	686	685
Other	23	24
Total regulatory assets and deferred debits	709	709
Total Assets	$11,021	$10,939
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$173	$179
Accounts payable to affiliated companies	59	58
Notes payable to affiliated companies	—	71
Taxes accrued	67	54
Interest accrued	51	56
Current maturities of long-term debt	5	5
Regulatory liabilities	60	54
Other	88	98
Total current liabilities	503	575
Long-Term Debt	3,636	3,636
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,656	1,591
Investment tax credits	139	139
Accrued pension and other post-retirement benefit costs	81	82
Asset retirement obligations	33	32
Regulatory liabilities	790	796
Other	78	90
Total deferred credits and other liabilities	2,777	2,730
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at March 31, 2015 and December 31, 2014	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,568	2,460
Accumulated other comprehensive income	2	3
Total common stockholder's equity	3,955	3,848
Total Liabilities and Common Stockholder's Equity	$11,021	$10,939

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	103
Equity component of AFUDC	(3)	(4)
Deferred income taxes	140	(39)
Accrued pension and other post-retirement benefit costs	3	4
Contributions to qualified pension plans	(9)	—
(Increase) decrease in
Receivables	3	(23)
Receivables from affiliated companies	1	10
Inventory	(5)	(10)
Other current assets	9	(41)
Increase (decrease) in
Accounts payable	21	(36)
Accounts payable to affiliated companies	1	12
Taxes accrued	13	110
Other current liabilities	6	(6)
Other assets	(8)	(3)
Other liabilities	(24)	50
Net cash provided by operating activities	361	240
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(188)	(133)
Purchases of available-for-sale securities	(3)	(3)
Proceeds from sales and maturities of available-for-sale securities	2	3
Notes receivable from affiliated companies	(106)	(94)
Other	16	—
Net cash used in investing activities	(279)	(227)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	(1)
Notes payable to affiliated companies	(71)	—
Other	(1)	(1)
Net cash used in financing activities	(72)	(2)
Net increase in cash and cash equivalents	10	11
Cash and cash equivalents at beginning of period	6	15
Cash and cash equivalents at end of period	$16	$26
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$60	$32

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2013	$1	$1,384	$2,551	$3	$3,939
Net income	—	—	113	—	113
Other comprehensive income	—	—	—	1	1
Balance at March 31, 2014	$1	$1,384	$2,664	$4	$4,053

Balance at December 31, 2014	$1	$1,384	$2,460	$3	$3,848
Net income	—	—	108	—	108
Other comprehensive loss	—	—	—	(1)	(1)
Balance at March 31, 2015	$1	$1,384	$2,568	$2	$3,955

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
Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, in the generation and sale of electricity in portions of Kentucky, and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio collectively include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. Duke Energy Ohio applied regulatory accounting to a portion of its operations. On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy Inc. (Dynegy). See Note 2 for additional information. Substantially all of Duke Energy Ohio’s operations that remain after the sale qualify for regulatory accounting.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

BASIS OF PRESENTATION
Duke Energy completed the sale of Duke Energy Ohio's nonregulated Midwest generation business and Duke Energy Retail Sales LLC to Dynegy on April 2, 2015. The results of operations of these businesses have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations for all periods presented. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these Condensed Consolidated Financial Statements exclude amounts related to discontinued operations for all periods presented, assets held for sale and liabilities associated with assets held for sale as of March 31, 2015. See Note 2 for additional information.
These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Since the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2014.
The information in these combined notes relate to each of the Duke Energy Registrants as noted in the Index to the Combined Notes to Condensed Consolidated Financial Statements. However, none of the registrants makes any representations as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself.

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
UNBILLED REVENUE
Revenues on sales of electricity and natural gas are recognized when service is provided or the product is delivered. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes and meter reading schedules.
Unbilled revenues are included within Receivables and Restricted receivables of variable interest entities on the Condensed Consolidated Balance Sheets as shown in the following table.

(in millions)	March 31, 2015	December 31, 2014
Duke Energy	$710	$827
Duke Energy Carolinas	257	295
Progress Energy	188	217
Duke Energy Progress	114	135
Duke Energy Florida	74	82
Duke Energy Ohio	1	—
Duke Energy Indiana	28	27
Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, Cinergy Receivables Company, LLC (CRC), and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 12 for further information. These receivables for unbilled revenues are shown in the table below.

(in millions)	March 31, 2015	December 31, 2014
Duke Energy Ohio	$62	$79
Duke Energy Indiana	91	112

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS
Loss From Discontinued Operations, net of tax presented on the respective Condensed Consolidated Statements of Operations for Duke Energy and Progress Energy, is attributable only to controlling interests for all periods presented. Other comprehensive income reported on the Condensed Consolidated Statements of Changes in Equity for Progress Energy is attributable only to controlling interests for all periods presented.

ACCUMULATED OTHER COMPREHENSIVE INCOME
For the three months ended March 31, 2015 and 2014, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.
EXCISE TAXES
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, excise taxes are accounted for net.
Excise taxes recognized on a gross basis are recorded as Operating Revenues and Property and other taxes on the Condensed Consolidated Statements of Operations. The following table provides the amount of excise taxes accounted for on a gross basis.

	Three Months Ended March 31,
(in millions)	2015	2014
Duke Energy	$100	$167
Duke Energy Carolinas	9	46
Progress Energy	49	77
Duke Energy Progress	4	32
Duke Energy Florida	45	45
Duke Energy Ohio	32	34
Duke Energy Indiana	10	10
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2015 and 2014 had no significant impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants.
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
For the Duke Energy Registrants, this revised accounting guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2015. Duke Energy has not reported any discontinued operations under the revised accounting guidance.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by the Duke Energy Registrants, as of March 31, 2015.
ASC 606 — Revenue from Contracts with Customers. In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this revised accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update also require disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
For the Duke Energy Registrants, this revised accounting guidance is effective for interim and annual periods beginning January 1, 2017. However, the FASB is considering allowing companies to delay implementation for one year. Duke Energy is currently evaluating requirements, and the ultimate impact of the revised accounting guidance has not yet been determined.
ASC 835 — Presentation of Debt Issuance Costs. In April 2015, the FASB issued revised accounting guidance for the presentation of debt issuance costs. The core principle of this revised accounting guidance is that debt issuance costs are not assets, but adjustments to the carrying cost of debt.
This revised accounting guidance would be effective retroactively beginning January 1, 2016 for Duke Energy, but can be adopted earlier. Based on the amount of debt issuance costs reported as of December 31, 2014 in the Consolidated Balance Sheets, Duke Energy would record a

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

reduction of $137 million in Regulatory Assets and Deferred Debits and Long-Term Debt. Duke Energy is currently evaluating whether implementation will occur prior to the first quarter of 2016.
2. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Purchase of NCEMPA's Generation
On September 5, 2014, Duke Energy Progress executed an agreement to purchase North Carolina Eastern Municipal Power Agency’s (NCEMPA) ownership interests in certain generating assets jointly owned with and operated by Duke Energy Progress. The agreement provides for the acquisition of a total of approximately 700 megawatts (MW) at Brunswick Nuclear Station, Shearon Harris Nuclear Station (Harris), Mayo Steam Station and Roxboro Steam Station. The purchase price for the ownership interest and fuel and spare parts inventory is approximately $1.2 billion. On December 9, 2014, the FERC approved Duke Energy Progress' request to purchase NCEMPA's interests in the generation assets, approved Duke Energy Progress' 30-year wholesale power supply agreement with NCEMPA and approved Duke Energy Progress' inclusion of the acquisition adjustment resulting from the asset purchase in wholesale power formula rates. On December 22, 2014, Duke Energy Progress and NCEMPA filed a request with the NRC to transfer the Brunswick Nuclear Station and Harris operating licenses from NCEMPA to Duke Energy Progress. On April 2, 2015, North Carolina legislation was passed that, among other things, allows Duke Energy Progress to recover its retail investment, including the acquisition adjustment, and operating costs associated with the acquisition through a rider mechanism. On April 13, 2015, Duke Energy Progress and NCEMPA filed a Joint Notice of Transfer and Request for Approval of Certificate of Public Convenience and Necessity (CPCN) with the NCUC, seeking to transfer the CPCN for NCEMPA's ownership interests to Duke Energy Progress. Closing of the transaction is conditioned on approval from the NCUC, the NRC and all municipality members of NCEMPA. The transaction is expected to close by the end of 2015.
DISPOSITIONS
Midwest Generation Exit
Duke Energy, through indirect subsidiaries, completed the sale of the nonregulated Midwest generation business and Duke Energy Retail Sales LLC (Disposal Group) to a subsidiary of Dynegy on April 2, 2015, for approximately $2.8 billion in cash. Prior to the sale, Duke Energy Ohio distributed its indirect ownership interest in the nonregulated Midwest generation business to a subsidiary of Duke Energy Corporation on April 1, 2015.
The assets and liabilities of the Disposal Group were included in the Commercial Power segment and are classified as held for sale in Duke Energy's and Duke Energy Ohio's Condensed Consolidated Balance Sheet. The following table presents information related to the Duke Energy Ohio generation plants included in the Disposal Group.

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity(d)	Owned MW Capacity(d)	Ownership Interest
Stuart(a)(c)	Fossil Steam	Coal	OH	2,308	900	39%
Zimmer(a)	Fossil Steam	Coal	OH	1,300	605	46.5%
Hanging Rock	Combined Cycle	Natural Gas	OH	1,226	1,226	100%
Miami Fort (Units 7 and 8) (b)	Fossil Steam	Coal	OH	1,020	652	64%
Conesville(a)(c)	Fossil Steam	Coal	OH	780	312	40%
Washington	Combined Cycle	Natural Gas	OH	617	617	100%
Fayette	Combined Cycle	Natural Gas	PA	614	614	100%
Killen(b)(c)	Fossil Steam	Coal	OH	600	198	33%
Lee	Combustion Turbine	Natural Gas	IL	568	568	100%
Dick's Creek	Combustion Turbine	Natural Gas	OH	136	136	100%
Miami Fort	Combustion Turbine	Oil	OH	56	56	100%
Total Midwest Generation				9,225	5,884

(a)	Jointly owned with America Electric Power Generation Resources and The Dayton Power & Light Company.

(b)	Jointly owned with The Dayton Power & Light Company.

(c)	Facility is not operated by Duke Energy Ohio.

(d)	Total MW capacity is based on summer capacity.
The Disposal Group also includes a retail sales business owned by Duke Energy.
The results of operations of the Disposal Group are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Certain immaterial costs that may be eliminated as a result of the sale have remained in continuing operations. The following table presents the results of discontinued operations.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy

	Three Months Ended March 31,
(in millions)	2015	2014
Operating Revenues	$543	$368
Estimated loss on disposition	(43)	(1,287)

Income (loss) before income taxes	$147	$(1,303)
Income tax expense (benefit)	51	(466)
Income (loss) from discontinued operations of the Disposal Group	96	(837)
Other, net of tax(a)	(5)	(6)
Income (Loss) from Discontinued Operations, net of tax	$91	$(843)

(a)
Other discontinued operations relates to prior sales of businesses and includes indemnifications provided for certain legal, tax and environmental matters, and foreign currency translation adjustments.

Duke Energy Ohio

	Three Months Ended March 31,
(in millions)	2015	2014
Operating Revenues	$412	$195
Estimated loss on disposition	(44)	(1,323)

Income (loss) before income taxes	$140	$(1,354)
Income tax expense (benefit)	50	(479)
Income (Loss) from Discontinued Operations, net of tax	$90	$(875)
The Duke Energy and Duke Energy Ohio held for sale assets include net pretax impairments of approximately $43 million and $44 million, respectively, for the three months ended March 31, 2015, and approximately $1,287 million and $1,323 million, respectively, for the three months ended March 31, 2014. The impairment was recorded to write down the carrying amount of the assets to the estimated fair value of the business, based on the expected selling price to Dynegy less cost to sell. These losses were included in Income (Loss) from Discontinued Operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income. The final loss on disposition is not expected to result in a material impact on Duke Energy's or Duke Energy Ohio's operations in the second quarter of 2015.
Commercial Power has a revolving credit agreement (RCA) to support the operations of the nonregulated Midwest generation business. Interest expense associated with the RCA has been allocated to discontinued operations. No other interest expense related to corporate level debt has been allocated to discontinued operations.
The following table presents the Disposal Group's carrying values in the Condensed Consolidated Balance Sheets' major classes of Assets held for sale and Liabilities associated with assets held for sale.

	March 31, 2015
(in millions)	Duke Energy	Duke Energy Ohio
Current assets	$354	$295
Investments and other assets	50	45
Property, plant and equipment	2,553	2,520
Total Assets held for sale	$2,957	$2,860
Current liabilities	$146	$129
Deferred credits and other liabilities	26	25
Total Liabilities associated with assets held for sale	$172	$154
Duke Energy Ohio has a power purchase agreement with the Disposal Group for a portion of its standard service offer (SSO) supply requirement through May 2015. Duke Energy will also provide, and receive reimbursement for, transition services provided to Dynegy for a period of up to 12 months. The continuing cash flows are not considered direct cash flows and are not expected to be material. Duke Energy or Duke Energy Ohio will not significantly influence the operations of the Disposal Group during the transition service period.
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
Operating segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance.
Products and services are sold between affiliate companies and reportable segments of Duke Energy at cost. Segment assets as presented in the following tables exclude all intercompany assets.
DUKE ENERGY
Duke Energy has the following reportable operating segments: Regulated Utilities, International Energy and Commercial Power.
Regulated Utilities conducts operations primarily through Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana, and the regulated transmission and distribution operations of Duke Energy Ohio. These electric and natural gas operations are subject to the rules and regulations of the FERC, NRC, NCUC, PSCSC, FPSC, PUCO, IURC and KPSC. Substantially all of Regulated Utilities’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.
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
Commercial Power builds, develops and operates wind and solar renewable generation and energy transmission projects throughout the continental U.S. As discussed in Note 2, Duke Energy completed the sale of Commercial Power's nonregulated Midwest generation business to Dynegy in a transaction that closed on April 2, 2015. The results of operations of the nonregulated Midwest generation business have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations for all periods presented. Certain costs such as interest and general and administrative expenses previously allocated to the Disposal Group were not reclassified to discontinued operations. As a result of the sale, Commercial Power will no longer qualify as a Duke Energy Ohio reportable operating segment. The remaining assets and related results of operations previously reported in Commercial Power will be presented as Other.
The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes unallocated corporate interest expense, certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, and contributions to The Duke Energy Foundation.

	Three Months Ended March 31, 2015
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,713	$273	$73	$6,059	$6	$—	$6,065
Intersegment revenues	10	—	—	10	21	(31)	—
Total revenues	$5,723	$273	$73	$6,069	$27	$(31)	$6,065
Segment income (loss)(a)	$774	$36	$1	$811	$(37)	$(1)	$773
Add back noncontrolling interests component							3
Income from discontinued operations, net of tax							91
Net income							$867
Segment assets	$106,642	$4,892	$6,202	$117,736	$4,230	$176	$122,142
(a)    Other includes after-tax costs to achieve the Progress Energy merger of $13 million.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended March 31, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,795	$382	$81	$6,258	$5	$—	$6,263
Intersegment revenues	10	—	—	10	20	(30)	—
Total revenues	$5,805	$382	$81	$6,268	$25	$(30)	$6,263
Segment income (loss)(a)(b)	$737	$130	$(32)	$835	$(87)	$(2)	$746
Add back noncontrolling interest							4
Loss from discontinued operations, net of tax							(843)
Net loss							$(93)

(a)	Commercial Power recorded a pretax impairment charge of $94 million related to Ohio Valley Electric Corporation (OVEC). See Note 12 for additional information.
(b)    Other includes after-tax costs to achieve the Progress Energy merger of $34 million.
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
As discussed in Note 2, Duke Energy completed the sale of Commercial Power's nonregulated Midwest generation business to Dynegy in a transaction that closed on April 2, 2015. The results of operations of the nonregulated Midwest generation business have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented. Amounts remaining in Commercial Power relate to assets not included in the Disposal Group. Certain costs such as interest and general and administrative expenses previously allocated to the Disposal Group were not reclassified to discontinued operations. As a result of the sale, Commercial Power will no longer qualify as a Duke Energy Ohio reportable operating segment. The remaining assets and related results of operations previously reported in Commercial Power will be presented as Other.
The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy. See Note 8 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Three Months Ended March 31, 2015
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$572	$14	$586	$—	$—	$586
Total revenues	$572	$14	$586	$—	$—	$586
Segment income (loss)	$70	$(9)	$61	$(2)	$—	$59
Income from discontinued operations, net of tax						90
Net income						$149
Segment assets	$6,782	$2,984	$9,766	$43	$(13)	$9,796

	Three Months Ended March 31, 2014
(in millions)	Regulated Utilities	Commercial Power	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$562	$13	$575	$—	$—	$575
Total revenues	$562	$13	$575	$—	$—	$575
Segment income (loss)(a)	$61	$(74)	$(13)	$(2)	$—	$(15)
Loss from discontinued operations, net of tax						(875)
Net loss						$(890)
(a)    Commercial Power recorded a pretax impairment charge of $94 million related to OVEC. See Note 12 for additional information.

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

	Three Months Ended March 31,
(in millions)	2015	2014
Duke Energy Carolinas	$(8)	$(21)
Progress Energy(a)	(42)	(52)
Duke Energy Progress	(4)	(10)
Duke Energy Florida	(3)	(4)
Duke Energy Indiana	(2)	(3)

(a)	Other for Progress Energy also includes interest expense on corporate debt instruments of $60 million and $63 million for the three months ended March 31, 2015 and 2014, respectively.
The respective Regulated Utility operating segments include substantially all of Duke Energy Carolinas’, Progress Energy’s, Duke Energy Progress’, Duke Energy Florida’s and Duke Energy Indiana’s assets at March 31, 2015 and 2014.
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
Duke Energy Carolinas
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. On May 16, 2014, Duke Energy Carolinas announced its intention to begin construction in summer 2015 and estimates a cost to build of $600 million for its share of the facility, including allowance for funds used during construction (AFUDC). The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina seeking the court's review of the PSCSC's decision. The case has been fully briefed and is pending in the Court of Appeals. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
Sutton Black Start Combustion Turbine CPCN
On April 15, 2015, Duke Energy Progress filed a CPCN application with the NCUC for approval to construct an 84 MW black start combustion turbine (CT) project at the existing Sutton plant (Sutton Black Start CT Project). The Sutton Black Start CT Project would replace three existing CTs with total capacity of 61 MW with two new 42 MW CT units with black start and fast start capability. In addition to peaking system capacity, the Sutton Black Start CT Project will provide regional black start capability and tertiary backup power services for the Brunswick Nuclear Plant. The NCUC has scheduled an evidentiary hearing on June 22, 2015 and a decision is expected by October 2015.
Duke Energy Florida
FERC Transmission Return on Equity Complaint
Seminole Electric Cooperative, Inc. and Florida Municipal Power Agency filed multiple complaints with the FERC alleging Duke Energy Florida's current rate of return on equity in transmission formula rates of 10.8 percent is unjust and unreasonable. The latest complaint, filed on August 12, 2014, claims the rate of return should be reduced to 8.69 percent. The FERC consolidated all complaints for the purposes of settlement, hearing and decision. The parties are engaged in settlement discussions. The outcome of this matter is not expected to be material.
Citrus County Combined Cycle Facility
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640 MW combined cycle natural gas plant in Citrus County, Florida. The facility is expected to be commercially available in 2018 at an estimated cost of $1.5 billion, including AFUDC. Additional environmental and governmental approvals will be sought for the Citrus County project.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Purchase of Osprey Energy Center
In December 2014, Duke Energy Florida and Osprey Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), entered into an Asset Purchase and Sale Agreement for the purchase of a 599 MW combined cycle natural gas plant in Auburndale, Florida (Osprey Plant acquisition) for approximately $166 million. Closing is subject to the approval of the FERC, FPSC and the expiration of the Hart Scott Rodino waiting period and is expected to occur by the first quarter of 2017 upon the expiration of an existing Power Purchase Agreement between Calpine and Duke Energy Florida.
On January 30, 2015, Duke Energy Florida petitioned the FPSC requesting a determination that the Osprey Plant acquisition or, alternatively, the construction of a 320 MW combustion turbine at its existing Suwannee generating facility with an estimated cost of $197 million is the most cost-effective generation alternative to meet Duke Energy Florida's remaining generation need prior to 2018. A hearing with the FPSC is scheduled for June 2015. On March 13, 2015, Duke Energy Florida made a filing requesting FERC approval of the Osprey Plant acquisition by July 30, 2015. In the FERC proceeding, no protests were filed. Seminole Electric Cooperative intervened to request clarification concerning the transmission facilities to be constructed in connection with the Osprey Plant acquisition. If timely approval of the Osprey Plant acquisition is not received from the FERC, the Suwannee project would be constructed.
Duke Energy Ohio
2014 Electric Security Plan
In April 2015, the PUCO modified and approved Duke Energy Ohio's proposed ESP, with a three-year term and an effective date of June 1, 2015. The PUCO approved a competitive procurement process for SSO load, a distribution capital investment rider, and a tracking mechanism for incremental distribution expenses caused by major storms. The PUCO order also approved a placeholder tariff for a price stabilization rider, but denied Duke Energy Ohio's specific request to include OVEC in the rider at this time; however, the order allows Duke Energy Ohio to submit additional information to request recovery in the future. On May 4, 2015, Duke Energy Ohio filed an application for rehearing requesting the PUCO to modify or amend certain aspects of the order.
2012 Natural Gas Rate Case
On November 13, 2013, the PUCO issued an order approving a settlement among Duke Energy Ohio, the PUCO Staff and intervening parties (the Gas Settlement). The Gas Settlement provided for (i) no increase in base rates for natural gas distribution service and (ii) a return on equity of 9.84 percent. The Gas Settlement provided for a subsequent hearing on Duke Energy Ohio’s request for rider recovery of environmental remediation costs associated with its former manufactured gas plant (MGP) sites. After the conclusion of the evidentiary hearing and briefs, the PUCO authorized Duke Energy Ohio to recover $56 million, excluding carrying costs, of environmental remediation costs. The MGP rider became effective in April 2014 for a five-year period. On March 31, 2014, Duke Energy Ohio filed an application with the PUCO to adjust the MGP rider for investigation and remediation costs incurred in 2013.
Certain consumer groups appealed the PUCO’s decision to the Ohio Supreme Court and further asked the court to stay implementation of the PUCO’s order and collections under the MGP rider pending their appeal. The Ohio Supreme Court granted the motion to stay and subsequently required the posting of a bond to effectuate the stay. When the bond was not posted, the PUCO approved Duke Energy Ohio’s request, in January 2015, to reinstate collections under the MGP rider and Duke Energy Ohio resumed billings. Amounts collected prior to the suspension of the rider were immaterial. On March 31, 2015, Duke Energy Ohio filed an application to adjust the MGP rider to recover remediation costs incurred in 2014. Duke Energy Ohio cannot predict the outcome of the appeal of this matter.
Regional Transmission Organization (RTO) Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011.
On December 22, 2010, the KPSC approved Duke Energy Kentucky’s request to effect the RTO realignment, subject to a commitment not to seek double recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.
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
The following table provides a reconciliation of the beginning and ending balances of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO. As of March 31, 2015, $73 million is recorded as a Regulatory asset on Duke Energy Ohio's Condensed Consolidated Balance Sheets.

(in millions)	December 31, 2014	Provision / Adjustments	Cash Reductions	March 31, 2015
Duke Energy Ohio	$94	$—	$(1)	$93

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
Any liability related to the MISO MVP matter attributable to the Disposal Group was not transferred to Dynegy upon the sale of the nonregulated Midwest generation business.
FERC Transmission Return on Equity and MTEP Cost Settlement
On October 14, 2011, Duke Energy Ohio and Duke Energy Kentucky submitted with the FERC proposed modifications to the PJM Interconnection Open Access Transmission Tariff pertaining to recovery of the transmission revenue requirement as PJM transmission owners. The filing was made in connection with Duke Energy Ohio's and Duke Energy Kentucky's move from MISO to PJM effective January 1, 2012. On April 24, 2012, the FERC issued an order accepting the proposed filing effective January 1, 2012, except that the order denied a request to recover certain costs associated with the move from MISO to PJM without prejudice to the right to submit another filing seeking such recovery and including certain additional evidence, and set the rate of return on equity of 12.38 percent for settlement and hearing. On April 16, 2015, the FERC approved a settlement agreement between Duke Energy Ohio, Duke Energy Kentucky and six PJM transmission customers with load in the Duke Energy Ohio and Duke Energy Kentucky zone. The principal terms of the settlement agreement are that, effective upon the date of FERC approval, (i) the return on equity for wholesale transmission service is reduced to 11.38 percent, (ii) the settling parties agreed not to seek a change in the return on equity that would be effective prior to June 1, 2017 and (iii) Duke Energy Ohio and Duke Energy Kentucky will recover 30 percent of the wholesale portion of costs arising from their obligation to pay any portion of the costs of projects included in any MTEP that was approved prior to the date of Duke Energy Ohio's and Duke Energy Kentucky's integration into PJM.
Duke Energy Indiana
Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant
On November 20, 2007, the IURC granted Duke Energy Indiana a CPCN for the construction of the Edwardsport IGCC power plant. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. (collectively, the Joint Intervenors) were intervenors in several matters related to the Edwardsport IGCC Plant.
The Edwardsport IGCC plant was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC plant are recovered from retail electric customers via a tracking mechanism, the IGCC rider. Updates to the IGCC rider are filed semi-annually. An order on the eleventh semi-annual IGCC rider is currently pending. The twelfth and thirteenth semi-annual IGCC riders were combined for hearings which were held in February 2015. Issues in this proceeding include whether the IGCC plant was properly declared in service for ratemaking purposes in June 2013 and the operational performance of the plant during its initial ten months of operations.
The ninth and tenth semi-annual IGCC rider orders have been appealed by the Joint Intervenors. On August 21, 2014, the Indiana Court of Appeals affirmed the IURC order in the tenth IGCC rider proceeding and on October 29, 2014 denied Joint Intervenors' request for rehearing. The Joint Intervenors requested the Indiana Supreme Court to review the decision, which was denied on April 23, 2015, concluding the appeal. On September 8, 2014, the Indiana Court of Appeals remanded the IURC order in the ninth IGCC rider proceeding back to the IURC for further findings. On February 25, 2015, the IURC issued a new order upholding its prior decision and providing additional detailed findings. Joint Intervenors have appealed this remand order to the Indiana Court of Appeals.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The latest complaint, filed on February 12, 2015, claims the base rate of return should be reduced to 8.67 percent and requests a consolidation of complaints. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners 0.50 percent adder to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaint. Settlement procedures in the base return on equity proceeding were terminated and a hearing is scheduled for August 17, 2015. Duke Energy Indiana cannot predict the outcome of this matter.
Grid Infrastructure Improvement Plan
On August 29, 2014, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. If approved, 80 percent of the costs will be recovered through a rate tracker. The remaining 20 percent are subject to deferral and subsequent recovery through future rate case proceedings. Hearings were held in January 2015 and Duke Energy Indiana expects a decision in mid-2015.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont Natural Gas and AGL Resources announced the formation of a company, Atlantic Coast Pipeline, LLC (ACP), to build and own the proposed Atlantic Coast Pipeline (the pipeline), a 550-mile interstate natural gas pipeline. The pipeline is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont Natural Gas. Dominion will build and operate the pipeline and will own 45 percent. Duke Energy will have a 40 percent ownership interest in ACP through its Commercial Power segment. The remaining share will be owned by Piedmont Natural Gas and AGL Resources. Duke Energy Carolinas and Duke Energy Progress, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. The project will require FERC approval, which ACP will seek to secure by summer 2016. The estimated in-service date of the pipeline is late 2018.
Sabal Trail Transmission, LLC Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest from Spectra Energy in the proposed 500-mile Sabal Trail natural gas pipeline. Spectra Energy will continue to own 59.5 percent of the pipeline and NextEra Energy will own the remaining 33 percent of the pipeline. The pipeline will traverse Alabama, Georgia and Florida to meet rapidly growing demand for natural gas in those states. The primary customers of the pipeline, Duke Energy Florida and Florida Power & Light Company, have each contracted to buy pipeline capacity for 25-year initial terms. The pipeline, scheduled to begin service in 2017, requires federal and other regulatory approvals.
NC WARN FERC Complaint
On December 16, 2014, NC WARN filed a complaint with the FERC against Duke Energy Carolinas and Duke Energy Progress that alleged (i) Duke Energy Carolinas and Duke Energy Progress manipulated the electricity market by constructing costly and unneeded generation facilities leading to unjust and unreasonable rates; (ii) Duke Energy Carolinas and Duke Energy Progress failed to comply with Order 1000 by not effectively connecting their transmission systems with neighboring utilities which also have excess capacity; (iii) the plans of Duke Energy Carolinas and Duke Energy Progress for unrealistic future growth lead to unnecessary and expensive generating plants; (iv) the FERC should investigate the practices of Duke Energy Carolinas and Duke Energy Progress and the potential benefits of having them enter into a regional transmission organization; and (v) the FERC should force Duke Energy Carolinas and Duke Energy Progress to purchase power from other utilities rather than construct wasteful and redundant power plants. A copy of the complaint was filed with the PSCSC on January 6, 2015. Duke Energy Carolinas and Duke Energy Progress have filed responses requesting dismissal of the complaint with the FERC and the PSCSC. In April 2015, the FERC and the PSCSC issued separate orders dismissing the NC WARN petition.
Planned and Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years), and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in Florida, Ohio and Indiana earlier than their current estimated useful lives. These facilities do not have the requisite emission control equipment, primarily to meet United States Environmental Protection Agency (EPA) regulations recently approved or proposed.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The table below contains the net carrying value of generating facilities planned for retirement or being evaluated for potential retirement included in recent IRPs. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets.

	March 31, 2015
	Duke Energy	Progress Energy(b)	Duke Energy Florida(b)	Duke Energy Ohio(c)	Duke Energy Indiana(d)
Capacity (in MW)	1,704	873	873	163	668
Remaining net book value (in millions)(a)	$243	$120	$120	$9	$114

(a)	Included in Property, plant and equipment, net as of March 31, 2015, on the Condensed Consolidated Balance Sheets.

(b)	Includes Crystal River Units 1 and 2.

(c)	Includes Miami Fort Unit 6, which is expected to be retired by June 1, 2015.

(d)
Includes Wabash River Units 2 through 6. Wabash River Unit 6 is being evaluated for potential conversion to natural gas. Duke Energy Indiana committed to retire or convert the Wabash River Units 2 through 5 by June 2018 in conjunction with a settlement agreement associated with the Edwardsport air permit.

In addition to evaluations based on the extent facilities are equipped to comply with environmental regulations, Duke Energy continually monitors and evaluates the appropriate generation mix and fuel diversity for its generation fleet when making retirement decisions. Duke Energy Carolinas and Duke Energy Progress are evaluating the potential for coal-fired generating unit retirements with a net carrying value of approximately $110 million and $150 million, respectively, included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets.
Duke Energy continues to evaluate the potential need to retire generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery, as necessary, for amounts that would not be otherwise recovered when any of these assets are retired. However, such recovery, including recovery of carrying costs on remaining book values, could be subject to future regulatory approvals and therefore cannot be assured.
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
Remediation Activities
The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$97	$10	$17	$5	$12	$54	$10
Provisions/adjustments	2	—	—	—	—	1	2
Cash reductions	(3)	—	—	—	—	(1)	(1)
Balance at end of period	$96	$10	$17	$5	$12	$54	$11

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended March 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$79	$11	$27	$8	$19	$27	$7
Provisions/adjustments	3	—	3	2	1	—	—
Cash reductions	(1)	—	(1)	—	(1)	—	—
Balance at end of period	$81	$11	$29	$10	$19	$27	$7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are presented in the table below.

(in millions)
Duke Energy	$89
Duke Energy Carolinas	25
Progress Energy	15
Duke Energy Progress	1
Duke Energy Florida	14
Duke Energy Ohio	42
Duke Energy Indiana	7
North Carolina and South Carolina Ash Basins
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River steam station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river. In July 2014, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process. Total repairs and remediation expenses incurred by Duke Energy Carolinas related to the release were approximately $24 million. No additional expenses were recorded in the first quarter of 2015. Duke Energy Carolinas will not seek recovery of these costs from ratepayers. See the "Litigation" section below for additional information on litigation, investigations and enforcement actions related to ash basins, including the Memorandum of Plea Agreement (Plea Agreements) in connection to the North Carolina Ash Basin Grand Jury Investigation. Other costs related to the Dan River release, including pending or future state or federal civil enforcement proceedings, future regulatory directives, natural resources damages, additional pending litigation, future claims or litigation, and long-term environmental impact costs cannot be reasonably estimated at this time.
On September 20, 2014, the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) became law. The Coal Ash Act (i) establishes a Coal Ash Management Commission (Coal Ash Commission) to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities; (iii) requires closure of ash impoundments at Duke Energy Progress' Asheville and Sutton stations and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019; (iv) requires dry disposal of fly ash at active plants not retired by December 31, 2018; (v) requires dry disposal of bottom ash at active plants by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be categorized as high-risk, intermediate-risk or low-risk no later than December 31, 2015 by the North Carolina Department of Environment and Natural Resources (DENR) with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments; and (viii) enhances the level of regulation for structural fills utilizing coal ash. The Coal Ash Act includes a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Provisions of the Coal Ash Act prohibit cost recovery for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal combustion residual (CCR) surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. Duke Energy has and will periodically submit to DENR site-specific coal ash impoundment closure plans. These plans and all associated permits must be approved by DENR before any excavation work can begin.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC.
Asset retirement obligations are recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at March 31, 2015 based upon the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act and the agreement with SCDHEC.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Registry a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste under the Resource Conservation and Recovery Act. The regulation applies to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles. The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Duke Energy records an asset retirement obligation when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Duke Energy Registrants impacted by the rule will record additional asset retirement obligation amounts in the second quarter of 2015. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations.
LITIGATION
Duke Energy
Ash Basin Shareholder Derivative Litigation
Five shareholder derivative lawsuits were filed in Delaware Chancery Court relating to the release at Dan River and to the management of Duke Energy’s ash basins. On October 31, 2014, the five lawsuits were consolidated in a single proceeding titled "In Re Duke Energy Corporation Coal Ash Derivative Litigation." On December 2, 2014, plaintiffs filed a Corrected Verified Consolidated Shareholder Derivative Complaint (Consolidated Complaint). The Consolidated Complaint names as defendants several current and former Duke Energy officers and directors (collectively, the “Duke Energy Defendants”). Duke Energy is named as a nominal defendant.
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties to the company by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On January 21, 2015, the Duke Energy Defendants filed a Motion to Stay and an alternative Motion to Dismiss.
On March 5, 2015, shareholder Judy Mesirov filed a shareholder derivative complaint (Mesirov Complaint) in North Carolina state court. The lawsuit, styled Mesirov v. Good, is similar to the consolidated derivative action pending in Delaware Chancery Court and was filed against the same current directors and former directors and officers as the Delaware litigation. Duke Energy Corporation, Duke Energy Progress and Duke Energy Carolinas are named as nominal defendants. The Mesirov Complaint alleges that the Duke Energy Board of Directors was aware of Clean Water Act (CWA) compliance issues and failures to maintain structures in ash basins, but that the Board of Directors did not require Duke Energy Carolinas and Duke Energy Progress to take action to remedy deficiencies. The Mesirov Complaint further alleges that the Board of Directors sanctioned activities to avoid compliance with the law by allowing improper influence of DENR to minimize regulation and by opposing previously anticipated citizen suit litigation. The Mesirov Complaint seeks corporate governance reforms and damages relating to costs associated with the Dan River release, remediation of ash basins that are out of compliance with the CWA and defending and payment of fines, penalties and settlements relating to criminal and civil investigations and lawsuits.
In addition to the above derivative complaints, Duke Energy has also received two shareholder litigation demand letters. On May 28, 2014, Duke Energy received a shareholder litigation demand letter sent on behalf of shareholder Mitchell Pinsly. The letter alleges that the members of the Board of Directors and certain officers breached their fiduciary duties by allowing the company to illegally dispose of and store coal ash pollutants. The letter demands that the Board of Directors take action to recover damages associated with those breaches of fiduciary duty; otherwise, the attorney will file a shareholder derivative action. By letter dated July 3, 2014, counsel for the shareholder was informed that the Board of Directors appointed a Demand Review Committee to evaluate the allegations in the Demand Letter.
On March 24, 2015, Duke Energy received a shareholder litigation demand letter sent on behalf of shareholder Saul Bresalier. The letter alleges that the members of the Board of Directors and certain officers breached their fiduciary duties in their management of the company's environmental practices, as well as in their decision-making relating to the leadership changes following the close of the Progress Energy merger in July 2012. The letter demands that the Board of Directors take action to recover damages associated with those alleged breaches of fiduciary duty; otherwise, the attorney will file a shareholder derivative action.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Progress Energy Merger Shareholder Litigation
Duke Energy, the eleven members of the Board of Directors who were also members of the pre-merger Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers are defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidates three lawsuits originally filed in July 2012, and is pending in the United States District Court for the Western District of North Carolina. The plaintiffs allege federal Securities Act and Exchange Act claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in Chief Executive Officer (CEO). On August 15, 2014, the parties reached an agreement in principle to settle the litigation for an amount which, net of the expected proceeds of insurance policies, is not anticipated to have a material effect on the results of operations, cash flows or financial position of Duke Energy. On March 10, 2015, the parties filed a Stipulation of Settlement and a Motion for Preliminary Approval of the Settlement. The court issued an order for preliminary approval of the settlement on March 25, 2015. Notice has been sent to members of the class and a final approval hearing is expected to occur in the second half of 2015.
On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation. The lawsuit names as defendants the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO. The case is stayed pending resolution of the Nieman v. Duke Energy Corporation, et al. case in North Carolina.
Two shareholder Derivative Complaints, filed in 2012 in federal district court in Delaware, were consolidated as Tansey v. Rogers, et al. The case alleges claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act. Duke Energy is named as a nominal defendant. Pursuant to an order entered on September 2, 2014, the court administratively closed this consolidated derivative action. The parties filed a status report with the court on December 1, 2014, and will continue to do so every six months thereafter until the Nieman v. Duke Energy Corporation, et al. case in North Carolina has been resolved.
It is not possible to estimate the maximum exposure of loss that may occur in connection with these lawsuits.
Price Reporting Cases
Five lawsuits were filed against a Duke Energy affiliate, Duke Energy Trading and Marketing, LLC, and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada. Each of these lawsuits contain similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.
On July 18, 2011, the judge granted a defendant’s motion for summary judgment in two of five cases. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed the lower court’s decision. On April 21, 2015, the Supreme Court affirmed the U.S. Court of Appeals decision. The case will be remanded to the federal district court for further proceedings.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.
Brazil Expansion Lawsuit
On August 9, 2011, the State of São Paulo sued Duke Energy International Geracao Paranapenema S.A. (DEIGP) in Brazilian state court. The lawsuit claims DEIGP is under a continuing obligation to expand installed generation capacity in the State of São Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position the expansion obligation is no longer viable given changes that have occurred in the electric energy sector since privatization. DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved objections regarding enforceability. In January 2013, DEIGP filed appeals in the federal courts regarding various procedural issues. A decision on the merits in the first instance court is pending. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.
Duke Energy Carolinas and Duke Energy Progress
DENR State Enforcement Actions
In the first quarter of 2013, environmental organizations sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged groundwater violations and CWA violations from coal ash basins at two of their coal-fired power plants in North Carolina. DENR filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. The cases are being heard before a single judge.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On August 16, 2013, DENR filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina, alleging violations of the CWA and violations of the North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. The SELC, on behalf of several environmental groups, has been permitted to intervene in these cases.
In August 2014, DENR issued a Notice of Violation (NOV) for alleged groundwater violations at Duke Energy Progress' L.V. Sutton plant. On March 10, 2015, DENR issued a civil penalty of approximately $25 million to Duke Energy Progress for environmental damages related to the groundwater contamination at the L.V. Sutton station. On April 9, 2015, Duke Energy Progress filed a Petition for Contested Case hearing in the Office of Administrative Hearings, which has been assigned to an Administrative Judge. Duke Energy Progress has appealed the penalty on the basis that DENR exceeded its statutory authority. Hearing is set for August 24, 2015.
In February 2015, DENR issued an NOV for alleged groundwater violations at Duke Energy Progress' Asheville plant. Duke Energy Progress has responded to DENR regarding this NOV. DENR has not taken any enforcement action for this NOV, but penalties may be assessed in the future.
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
On March 6, 2014, the North Carolina State Court judge overturned the ruling of the EMC holding that in the case of groundwater contamination, DENR was required to issue an order to immediately eliminate the source of the contamination before an assessment of the nature, significance and extent of the contamination or the continuing damage to the groundwater was conducted. Duke Energy Carolinas, Duke Energy Progress and the EMC appealed the ruling in April 2014. On May 16, 2014, the North Carolina Court of Appeals denied a petition to stay the case during the appeal. On October 10, 2014, the parties were notified the case has been transferred to the NCSC. Oral argument was held on March 16, 2015.
Federal Citizens Suits
There are currently five cases filed in various North Carolina federal courts contending that the DENR state enforcement actions discussed above do not adequately address the issues raised in the notices of intent to sue related to the Riverbend, Sutton, Cape Fear, H.F. Lee and Buck plants.
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
On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations at the Sutton plant. On June 9, 2014, the court granted Duke Energy Progress' request to dismiss the groundwater claims but rejected its request to dismiss the surface water claims. In response to a motion filed by the SELC, on August 1, 2014, the court modified the original June 9 order to dismiss only the plaintiff's federal law claim based on hydrologic connections at Sutton Lake. The claims related to the alleged state court violations of the permits are back in the case.
On September 3, 2014, three cases were filed by various environmental groups: (i) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Cape Fear plant; (ii) a citizen suit in the United States Court for the Eastern District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the H.F. Lee plant; and (iii) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Buck plant. Motions to Stay the proceedings were filed in each of the three cases.
It is not possible to predict whether Duke Energy Carolinas or Duke Energy Progress will incur any liability or to estimate the damages, if any, they might incur in connection with these matters.
North Carolina Ash Basin Grand Jury Investigation
As a result of the Dan River ash basin water release discussed above, DENR issued a Notice of Violation and Recommendation of Assessment of Civil Penalties with respect to this matter on February 28, 2014, which the company responded to on March 13, 2014. Duke Energy and certain Duke Energy employees received subpoenas issued by the United States Attorney for the Eastern District of North Carolina in connection with a criminal investigation related to all 14 of the North Carolina facilities with ash basins and the nature of Duke Energy's contacts with DENR with respect to those facilities. This is a multidistrict investigation that also involves state law enforcement authorities.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy, each entered into Plea Agreements in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section and the United States Attorneys for the Eastern District of North Carolina, the Middle District of North Carolina and the Western District of North Carolina (collectively, USDOJ). The Plea Agreements are subject to the approval of the United States District Court for the Eastern District of North Carolina and, if approved, will end the grand jury investigation related to the Dan River ash basin release and the management of coal ash basins at 14 plants in North Carolina with coal ash basins, as discussed above. A hearing on the Plea Agreements is scheduled for May 14, 2015.
Under the Plea Agreements, the USDOJ charged DEBS and Duke Energy Progress with four misdemeanor CWA violations related to violations at Duke Energy Progress’ H.F. Lee Steam Electric Plant, Cape Fear Steam Electric Plant and Asheville Steam Electric Generating Plant. The USDOJ charged Duke Energy Carolinas and DEBS with five misdemeanor CWA violations related to violations at Duke Energy Carolinas’ Dan River Steam Station and Riverbend Steam Station. DEBS, Duke Energy Carolinas and Duke Energy Progress also agreed (i) to a five-year probation period, (ii) to pay a total of approximately $68 million in fines and restitution and $34 million for community service and mitigation (the Payments), (iii) to fund and establish environmental compliance plans subject to the oversight of a court-appointed monitor in addition to certain other conditions set out in the Plea Agreements. Duke Energy Carolinas and Duke Energy Progress also agree to each maintain $250 million under their Master Credit Facility as security to meet their obligations under the Plea Agreements. Payments under the Plea Agreements will be borne by shareholders and are not tax deductible. Duke Energy Corporation has agreed to issue a guarantee of all payments and performance due from DEBS, Duke Energy Carolinas and Duke Energy Progress, including but not limited to payments for fines, restitution, community service, mitigation and the funding of, and obligations under, the environmental compliance plans. As a result of the Plea Agreements, Duke Energy Carolinas and Duke Energy Progress have liabilities of $72 million and $30 million, respectively, within Accounts payable on the Condensed Consolidated Balance Sheets.
The Plea Agreements do not cover pending civil claims related to the Dan River coal ash release and operations at other North Carolina coal plants. Duke Energy Corporation will continue to cooperate with government agencies and defend against remaining civil litigation associated with these matters.
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
In 2000, the government sued Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina, claiming NSR violations for 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units. Duke Energy Carolinas asserts the projects were routine and not projected to increase emissions. The parties subsequently filed a stipulation agreeing to dismiss with prejudice all but 13 claims at 13 generating units, 11 of which have since been retired. Trial date has been set for October 2015. It is not possible to predict whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, it might incur in connection with this matter. Ultimate resolution of these matters could have a material effect on the results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory recovery will be pursued for costs incurred in connection with such resolution.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2015, there were 121 asserted claims for non-malignant cases with the cumulative relief sought of up to $26 million, and 32 asserted claims for malignant cases with the cumulative relief sought of up to $10 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $570 million at March 31, 2015 and $575 million at December 31, 2014. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $864 million in excess of the self-insured retention. Receivables for insurance recoveries were $617 million at March 31, 2015, and $616 million at December 31, 2014. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Florida
Westinghouse Contract Litigation
On March 28, 2014, Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under the terminated engineering, procurement and construction agreement (EPC) for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of the EPC.
On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleged damages under the EPC in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee.
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. In November 2014, Westinghouse filed a Motion for Partial Judgment on the pleadings, which was denied on March 30, 2015. Trial is set for February 2016. It is not possible to predict the outcome of the litigation and whether Duke Energy Florida will incur any liability for terminating the EPC or to estimate the damages, if any, it might incur in connection with these matters. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
Duke Energy Ohio
Antitrust Lawsuit
In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged Duke Energy Ohio conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements in exchange for their withdrawal of challenges to Duke Energy Ohio’s Rate Stabilization Plan implemented in early 2005. In March 2014, a federal judge certified this matter as a class action. Plaintiffs allege claims for antitrust violations under the federal Robinson Patman Act as well as fraud and conspiracy allegations under the federal Racketeer Influenced and Corrupt Organizations statute and the Ohio Corrupt Practices Act which could exceed $500 million. Plaintiffs also claim to be entitled to treble damages.
A March 31, 2015 mediation was unsuccessful. Duke Energy Ohio's motion for summary judgment is pending. Trial has been set to begin on July 27, 2015. It is not possible to predict whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that may be incurred in connection with this matter. Ultimate resolution of this matter could have a material effect on the results of operations, cash flows or financial position of Duke Energy Ohio.
Any liability related to the lawsuit attributable to the Disposal Group was not transferred to Dynegy upon the sale of the Disposal Group. See Note 2 for further discussion on the Midwest Generation Exit.
Duke Energy Indiana
Edwardsport IGCC
On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company and Bechtel Corporation in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana is seeking damages equaling some or all of the additional costs incurred in the construction of the project not recovered at the IURC. The arbitration hearing concluded in December 2014. Post-hearing briefs have been submitted and a ruling is pending. Duke Energy Indiana cannot predict the outcome of this matter.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters discussed above, excluding asbestos-related reserves. Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss for all non-asbestos-related matters in excess of recorded reserves is not material.

(in millions)	March 31, 2015	December 31, 2014
Reserves for Legal Matters
Duke Energy	$331	$323
Duke Energy Carolinas	72	72
Progress Energy	93	93
Duke Energy Progress	37	37
Duke Energy Florida	34	36
Duke Energy Ohio	10	—
OTHER COMMITMENTS AND CONTINGENCIES
General
As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Condensed Consolidated Balance Sheets and have unlimited maximum potential payments. However, the Duke Energy Registrants do not believe these guarantees will have a material effect on their results of operations, cash flows or financial position.
In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power, take-or-pay arrangements, transportation, or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on their respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the normal purchase/normal sale (NPNS) exception does not apply. In most cases, the Duke Energy Registrants’ purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2015
Issuance Date	Maturity Date	Interest Rate	Duke Energy	Duke Energy Carolinas
First Mortgage Bonds
March 2015(a)	June 2045	3.750%	$500	$500
Total issuances			$500	$500

(a)	Proceeds will be used to redeem $500 million of first mortgage bonds due October 2015.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(in millions)	Maturity Date	Interest Rate	March 31, 2015
Unsecured Debt
Duke Energy (Parent)	April 2015	3.350%	$450
Progress Energy (Parent)	January 2016	5.625%	300
First Mortgage Bonds
Duke Energy Progress	April 2015	5.150%	300
Duke Energy Carolinas	October 2015	5.300%	500
Duke Energy Florida	November 2015	0.650%	250
Duke Energy Florida	December 2015	5.100%	300
Duke Energy Progress	December 2015	5.250%	400
Other			300
Current maturities of long-term debt			$2,800
MASTER CREDIT FACILITY
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	March 31, 2015
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$7,500	$3,200	$1,200	$1,000	$900	$600	$600
Reduction to backstop issuances
Commercial paper(b)	(3,256)	(2,764)	(300)	—	(17)	(25)	(150)
Outstanding letters of credit	(66)	(60)	(4)	(1)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Available capacity	$4,062	$376	$861	$999	$882	$575	$369

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $475 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

In April 2015, Duke Energy paid down its outstanding commercial paper by approximately $1.3 billion using a portion of the proceeds from the sale of the nonregulated Midwest generation business. See Note 2 for additional information.
On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and DEBS, a wholly owned subsidiary of Duke Energy, each entered into Plea Agreements in connection with the investigation initiated by the USDOJ. Duke Energy Carolinas and Duke Energy Progress are required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet their obligations under the Plea Agreements, in addition to certain other conditions. The Plea Agreements are subject to court approval. See Note 5 for further details.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

7. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.
Duke Energy

(in millions)	Regulated Utilities	International Energy	Commercial Power	Total
Balance at December 31, 2014
Goodwill	$15,950	$307	$935	$17,192
Accumulated impairment charges	—	—	(871)	(871)
Balance at December 31, 2014, as adjusted for accumulated impairment charges	15,950	307	64	16,321
Foreign exchange and other changes	—	(16)	—	(16)
Acquisitions	—	—	24	24
Balance at March 31, 2015
Goodwill	15,950	291	959	17,200
Accumulated impairment charges	—	—	(871)	(871)
Balance at March 31, 2015, as adjusted for accumulated impairment charges	$15,950	$291	$88	$16,329
Duke Energy Ohio

(in millions)	Regulated Utilities	Commercial Power	Total
Balance at December 31, 2014
Goodwill	$1,136	$1,188	$2,324
Accumulated impairment charges	(216)	(1,188)	(1,404)
Balance at December 31, 2014, as adjusted for accumulated impairment charges	920	—	920
Balance at March 31, 2015
Goodwill	1,136	1,188	2,324
Accumulated impairment charges	(216)	(1,188)	(1,404)
Balance at March 31, 2015, as adjusted for accumulated impairment charges	$920	$—	$920
Progress Energy
Progress Energy's Goodwill is included in the Regulated Utilities operating segment and there are no accumulated impairment charges.
INTANGIBLE ASSETS
During 2014, Duke Energy Ohio reduced the carrying amount of OVEC to zero. A charge of $94 million is recorded in Impairment charges on Duke Energy Ohio's Condensed Consolidated Statement of Operations. See Note 12 for additional information.

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

	Three Months Ended March 31,
(in millions)	2015	2014
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$219	$222
Indemnification coverages(b)	6	5
Joint Dispatch Agreement (JDA) revenue(c)	26	97
Joint Dispatch Agreement (JDA) expense(c)	57	51
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$167	$178
Indemnification coverages(b)	10	8
JDA revenue(c)	57	51
JDA expense(c)	26	97
Duke Energy Progress
Corporate governance and shared service expenses(a)	$101	$96
Indemnification coverages(b)	4	4
JDA revenue(c)	57	51
JDA expense(c)	26	97
Duke Energy Florida
Corporate governance and shared service expenses(a)	$66	$81
Indemnification coverages(b)	6	4
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$85	$77
Indemnification coverages(b)	3	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$89	$105
Indemnification coverages(b)	2	3

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

(c)
Duke Energy Carolinas and Duke Energy Progress participate in a JDA which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations and Comprehensive Income.

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three months ended March 31, 2015 and 2014 for the Subsidiary Registrants.
See Note 12 for information relative to sale of receivables to an affiliate consolidated by Duke Energy.
Duke Energy Commercial Asset Management (DECAM) was a nonregulated, indirect subsidiary of Duke Energy Ohio that owned generating plants included in the Disposal Group discussed in Note 2. DECAM's business activities included the execution of commodity transactions, third-party vendor and supply contracts, and service contracts for certain of Duke Energy’s nonregulated entities. The commodity contracts DECAM entered were accounted for as undesignated contracts or NPNS. Consequently, mark-to-market impacts of intercompany contracts with, and sales of power to, nonregulated entities are included in Income (Loss) From Discontinued Operations, net of tax in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income. These amounts totaled net expense of $3 million and $54 million for the three months ended March 31, 2015 and 2014, respectively.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DECAM, not a credit rated entity, received credit support from Duke Energy or its nonregulated subsidiaries and not from the regulated utility operations of Duke Energy Ohio. DECAM met its funding needs through an intercompany loan agreement with a subsidiary of Duke Energy. DECAM also had the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable of $294 million and $459 million, respectively, as of March 31, 2015 and December 31, 2014. These amounts are recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. The intercompany loan payable was repaid on April 2, 2015 with funds received from the sale of the Disposal Group. Refer to Note 2 for further information on this disposition.
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
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the future prices of electricity, coal and natural gas. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations.
Fair Value and Cash Flow Hedges
At March 31, 2015, there were no open commodity derivative instruments designated as hedges.
Undesignated Contracts
Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. These contracts expire as late as 2018.
Volumes
The tables below show information relating to volumes of outstanding commodity derivatives. Amounts disclosed represent the absolute value of notional volumes of commodity contracts excluding NPNS. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown.

	March 31, 2015
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	22,810	—	—	—	—	17,734	571
Natural gas (millions of decatherms)	666	57	333	111	222	276	—

	December 31, 2014
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)	25,370	—	—	—	—	19,141	—
Natural gas (millions of decatherms)	676	35	328	116	212	313	—

(a)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.
INTEREST RATE RISK
The Duke Energy Registrants are exposed to changes in interest rates as a result of their issuance or anticipated issuance of variable-rate and fixed-rate debt and commercial paper. Interest rate risk is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into interest rate swaps, U.S. Treasury lock agreements and other financial contracts. In anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of current market interest rates. These instruments are later terminated prior to or upon the issuance of the corresponding debt. Pretax gains or losses recognized from inception to termination of the hedges are amortized as a component of interest expense over the life of the debt.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

In January 2015, Duke Energy Progress executed fixed-to-floating rate swaps. The swaps were issued to economically convert $250 million of fixed rate first mortgage bonds due September 15, 2021, to floating rate with an initial rate of approximately 1.75 percent.
The following table shows notional amounts for derivatives related to interest rate risk.

	March 31, 2015				December 31, 2014
(in millions)	Duke Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy	Duke Energy Florida	Duke Energy Ohio
Cash flow hedges(a)	$750	$—	$—	$—	$750	$—	$—
Undesignated contracts	527	250	250	27	277	250	27
Total notional amount	$1,277	$250	$250	$27	$1,027	$250	$27

(a)	Duke Energy includes amounts related to consolidated Variable Interest Entities (VIEs) of $541 million at March 31, 2015 and December 31, 2014, respectively.
LOCATION AND FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES RECOGNIZED IN THE CONDENSED CONSOLIDATED BALANCE SHEETS
The following tables show the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below show gross and cash collateral on the derivatives has not been netted against the fair values shown.

Derivative Assets	March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current Assets: Other	$4	$—	$—	$—	$—	$—	$3
Current Assets: Assets held for sale	45	—	—	—	—	78	—
Investments and Other Assets: Assets held for sale	21	—	—	—	—	48	—
Current Liabilities: Other	1	—	1	—	1	—	—
Current Liabilities: Assets held for sale	206	—	—	—	—	206	—
Deferred Credits and Other Liabilities: Other	2	—	2	—	2	—	—
Deferred Credits and Other Liabilities: Assets held for sale	123	—	—	—	—	123	—
Total Derivative Assets - Commodity Contracts	$402	$—	$3	$—	$3	$455	$3
Interest Rate Contracts
Designated as Hedging Instruments
Investments and Other Assets: Other	$3	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current Assets: Other	5	—	5	2	3	—	—
Investments and Other Assets: Other	1	—	1	—	1	—	—
Total Derivative Assets - Interest Rate Contracts	9	—	6	2	4	—	—
Total Derivative Assets	$411	$—	$9	$2	$7	$455	$3

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Liabilities	March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current Assets: Assets held for sale	$21	$—	$—	$—	$—	$59	$—
Investments and Other Assets: Assets held for sale	7	—	—	—	—	23	—
Current Liabilities: Other	308	19	289	100	189	—	—
Current Liabilities: Assets held for sale	263	—	—	—	—	249	—
Deferred Credits and Other Liabilities: Other	112	8	104	26	78	—	—
Deferred Credits and Other Liabilities: Assets held for sale	209	—	—	—	—	207	—
Total Derivative Liabilities - Commodity Contracts	$920	$27	$393	$126	$267	$538	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$14	$—	$—	$—	$—	$1	$—
Deferred Credits and Other Liabilities: Other	38	—	—	—	—	6	—
Not Designated as Hedging Instruments
Current Liabilities: Other	1	—	—	—	—	—	—
Deferred Credits and Other Liabilities: Other	11	—	5	5	—	—	—
Total Derivative Liabilities - Interest Rate Contracts	64	—	5	5	—	7	—
Total Derivative Liabilities	$984	$27	$398	$131	$267	$545	$—

Derivative Assets	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current Assets: Other	$18	$—	$—	$—	$—	$1	$—
Current Assets: Assets Held for sale	15	—	—	—	—	28	—
Investments and Other Assets: Other	3	—	—	—	—	—	—
Investments and Other Assets: Assets held for sale	15	—	—	—	—	26	—
Current Liabilities: Other	1	—	—	—	—	—	—
Current Liabilities: Assets held for sale	174	—	—	—	—	175	—
Deferred Credits and Other Liabilities: Other	2	—	—	—	—	—	—
Deferred Credits and Other Liabilities: Assets held for sale	111	—	—	—	—	111	—
Total Derivative Assets - Commodity Contracts	$339	$—	$—	$—	$—	$341	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current Assets: Other	$—	$—	$—	$—	$—	$—	$14
Investments and Other Assets: Other	10	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current Assets: Other	2	—	2	—	2	—	—
Total Derivative Assets - Interest Rate Contracts	12	—	2	—	2	—	14
Total Derivative Assets	$351	$—	$2	$—	$2	$341	$14

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Liabilities	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$—	$—	$1	$1	$—	$—	$—
Not Designated as Hedging Instruments
Current Assets: Assets held for sale	—	—	—	—	—	4	—
Investments and Other Assets: Assets held for sale	—	—	—	—	—	4	—
Current Liabilities: Other	307	14	288	108	180	—	—
Current Liabilities: Assets held for sale	253	—	—	—	—	252	—
Deferred Credits and Other Liabilities: Other	91	5	80	23	57	—	—
Deferred Credits and Other Liabilities: Assets held for sale	208	—	—	—	—	207	—
Total Derivative Liabilities - Commodity Contracts	$859	$19	$369	$132	$237	$467	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$13	$—	$—	$—	$—	$1	$—
Deferred Credits and Other Liabilities: Other	29	—	—	—	—	5	—
Not Designated as Hedging Instruments
Current Liabilities: Other	1	—	—	—	—	—	—
Deferred Credits and Other Liabilities: Other	7	—	2	—	2	—	—
Total Derivative Liabilities - Interest Rate Contracts	50	—	2	—	2	6	—
Total Derivative Liabilities	$909	$19	$371	$132	$239	$473	$—
OFFSETTING ASSETS AND LIABILITIES
The following tables show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

Derivative Assets	March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current(a)
Gross amounts recognized	$261	$—	$6	$2	$4	$284	$3
Gross amounts offset	(227)	—	(1)	—	(1)	(265)	—
Net amounts subject to master netting	34	—	5	2	3	19	3
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$34	$—	$5	$2	$3	$19	$3
Non-Current(b)
Gross amounts recognized	$150	$—	$3	$—	$3	$171	$—
Gross amounts offset	(131)	—	(2)	—	(2)	(145)	—
Net amounts subject to master netting	19	—	1	—	1	26	—
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$19	$—	$1	$—	$1	$26	$—

(a)
Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Current Assets on the Condensed Consolidated Balance Sheets. Amounts for Duke Energy and Duke Energy Ohio are included in Other and Assets held for sale within Current Assets on the Condensed Consolidated Balance Sheets.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(b)
Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets. Amounts for Duke Energy and Duke Energy Ohio are included in Other and Assets held for sale within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

Derivative Liabilities	March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current(c)
Gross amounts recognized	$607	$19	$289	$100	$189	$309	$—
Gross amounts offset	(293)	—	(32)	(1)	(31)	(300)	—
Net amounts subject to master netting	314	19	257	99	158	9	—
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$314	$19	$257	$99	$158	$9	$—
Non-Current(d)
Gross amounts recognized	$377	$8	$109	$31	$78	$236	$—
Gross amounts offset	(216)	—	(14)	—	(14)	(218)	—
Net amounts subject to master netting	161	8	95	31	64	18	—
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$161	$8	$95	$31	$64	$18	$—

(c)
Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Current Liabilities on the Condensed Consolidated Balance Sheets. Amounts for Duke Energy and Duke Energy Ohio are included in Other and Liabilities associated with assets held for sale within Current Liabilities on the Condensed Consolidated Balance Sheets.

(d)
Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets. Amounts for Duke Energy and Duke Energy Ohio are included in Other and Liabilities associated with assets held for sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

Derivative Assets	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current(a)
Gross amounts recognized	$210	$—	$2	$—	$2	$204	$14
Gross amounts offset	(153)	—	(2)	—	(2)	(179)	—
Net amounts subject to master netting	57	—	—	—	—	25	14
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$57	$—	$—	$—	$—	$25	$14
Non-Current(b)
Gross amounts recognized	$136	$—	$—	$—	$—	$137	$—
Gross amounts offset	(88)	—	—	—	—	(114)	—
Net amounts subject to master netting	48	—	—	—	—	23	—
Amounts not subject to master netting	5	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$53	$—	$—	$—	$—	$23	$—

(a)
Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Current Assets on the Condensed Consolidated Balance Sheets. Amounts for Duke Energy and Duke Energy Ohio are included in Other and Assets held for sale within Current Assets on the Condensed Consolidated Balance Sheets.

(b)
Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets. Amounts for Duke Energy and Duke Energy Ohio are included in Other and Assets held for sale within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Liabilities	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current(c)
Gross amounts recognized	$573	$14	$289	$109	$180	$257	$—
Gross amounts offset	(213)	—	(17)	—	(17)	(222)	—
Net amounts subject to master netting	360	14	272	109	163	35	—
Amounts not subject to master netting	1	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$361	$14	$272	$109	$163	$35	$—
Non-Current(d)
Gross amounts recognized	$319	$5	$82	$23	$59	$216	$—
Gross amounts offset	(173)	—	(8)	—	(8)	(193)	—
Net amounts subject to master netting	146	5	74	23	51	23	—
Amounts not subject to master netting	16	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$162	$5	$74	$23	$51	$23	$—

(c)
Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Current Liabilities on the Condensed Consolidated Balance Sheets. Amounts for Duke Energy and Duke Energy Ohio are included in Other and Liabilities associated with assets held for sale within Current Liabilities on the Condensed Consolidated Balance Sheets.

(d)
Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets. Amounts for Duke Energy and Duke Energy Ohio are included in Other and Liabilities associated with assets held for sale within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

GAINS AND LOSSES RECOGNIZED ON CASH FLOW HEDGES
The following tables show the gains and losses recognized on cash flow hedges and the line items on the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets where such gains and losses are included when reclassified from AOCI. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.
There was no hedge ineffectiveness during the three months ended March 31, 2015 and 2014, and no gains or losses were excluded from the assessment of hedge effectiveness during the same periods.

	Three Months Ended March 31, 2015
(in millions)	Duke Energy(a)	Duke Energy Carolinas	Duke Energy Indiana
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts	$(11)	$—	$—
Total Pretax Gains (Losses) Recorded in AOCI	(11)	—	—
Location of Pretax Gains (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	(1)	(1)	1
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings	$(1)	$(1)	$1
(a)    A $5 million pretax gain is expected to be recognized in earnings during the next 12 months as interest expense.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended March 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Indiana
Pretax Gains (Losses) Recorded in AOCI
Interest rate contracts	$2	$—	$—
Total Pretax Gains (Losses) Recorded in AOCI	2	—	—
Location of Pretax Gains (Losses) Reclassified from AOCI into Earnings
Interest rate contracts
Interest expense	(1)	—	—
Total Pretax Gains (Losses) Reclassified from AOCI into Earnings	$(1)	$—	$—

GAINS AND LOSSES RECOGNIZED ON UNDESIGNATED CONTRACTS
The following tables show the gains and losses during the year recognized on undesignated derivatives and the line items on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Balance Sheets where the pretax gains and losses were reported. Amounts included in Regulatory Assets or Liabilities for commodity contracts are reclassified to earnings to match recovery through the fuel clause. Amounts included in Regulatory Assets or Liabilities for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. These amounts reclassified to earnings from Regulated Assets or Liabilities for commodity and interest rate contracts are excluded from the following tables.

	Three Months Ended March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Location of Pretax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$1	$—	$—	$—	$—	$—	$1
Revenue: Nonregulated electric and other	17	—	—	—	—	13	—
Fuel used in electric generation and purchased power - nonregulated	37	—	—	—	—	37	—
Interest rate contracts
Interest expense	(1)	—	(1)	—	(1)	—	—
Total Pretax Gains (Losses) Recognized in Earnings	$54	$—	$(1)	$—	$(1)	$50	$1
Location of Pretax (Losses) Gains Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(340)	$(28)	$(314)	$(127)	$(187)	$—	$2
Regulatory liabilities	(2)	—	—	—	—	2	(4)
Interest rate contracts
Regulatory assets	(5)	—	(4)	(5)	1	(1)	—
Regulatory liabilities	3	—	3	2	1	—	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(344)	$(28)	$(315)	$(130)	$(185)	$1	$(2)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended March 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Location of Pretax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue: Regulated electric	$(4)	$—	$(3)	$(3)	$—	$—	$—
Revenue: Nonregulated electric and other	(397)	—	—	—	—	(449)	—
Fuel used in electric generation and purchased power - regulated	7	—	7	7	—	—	—
Fuel used in electric generation and purchased power - nonregulated	138	—	—	—	—	138	—
Interest rate contracts
Interest expense	(4)	—	(4)	(3)	(1)	—	—
Total Pretax Gains (Losses) Recognized in Earnings	$(260)	$—	$—	$1	$(1)	$(311)	$—
Location of Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory assets	$(2)	$—	$(2)	$17	$(19)	$—	$—
Regulatory liabilities	27	—	—	—	—	2	—
Interest rate contracts
Regulatory assets	4	—	4	3	1	—	—
Total Pretax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$29	$—	$2	$20	$(18)	$2	$—

CREDIT RISK
Certain derivative contracts contain contingent credit features. These features may include (i) material adverse change clauses or payment acceleration clauses that could result in immediate payments or (ii) the posting of letters of credit or termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.
The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk-related payment provisions. Amounts for Duke Energy Indiana were not material.

	March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$834	$11	$344	$110	$234	$479
Fair value of collateral already posted	219	—	43	1	42	176
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	326	11	301	109	192	14

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$845	$19	$370	$131	$239	$456
Fair value of collateral already posted	209	—	23	—	23	186
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	407	19	347	131	216	41

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

	March 31, 2015	December 31, 2014
(in millions)	Receivables	Receivables
Duke Energy
Amounts offset against net derivative positions	$151	$145
Amounts not offset against net derivative positions	68	64
Progress Energy
Amounts offset against net derivative positions	43	23
Duke Energy Progress
Amounts offset against net derivative positions	1	—
Duke Energy Florida
Amounts offset against net derivative positions	42	23
Duke Energy Ohio
Amounts offset against net derivative positions	108	122
Amounts not offset against net derivative positions	68	64
10. INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.
TRADING SECURITIES
Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. The fair value of these investments was $10 million at March 31, 2015 and $7 million at December 31, 2014.
AVAILABLE-FOR-SALE SECURITIES
All other investments in debt and equity securities are classified as available-for-sale securities.
Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the Nuclear Decommissioning Trust Fund (NDTF) at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to other post-retirement benefit obligations (OPEB) plans, (iii) Duke Energy’s captive insurance investment portfolio and (iv) Duke Energy’s foreign operations investment portfolio.
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
The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, (i) the length of time over which the market value has been lower than the cost basis of the investment, (ii) the percentage decline compared to the cost of the investment and (iii) management’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset-backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of March 31, 2015 and December 31, 2014. There were no other-than-temporary impairments for debt or equity securities as of March 31, 2015 and December 31, 2014.
DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value(c)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$106	$—	$—	$136
Equity securities	1,916	28	3,643	1,926	29	3,650
Corporate debt securities	19	1	482	14	2	454
Municipal bonds	7	2	227	5	—	184
U.S. government bonds	24	1	864	19	2	978
Other debt securities	2	2	148	1	2	147
Total NDTF(d)	$1,968	$34	$5,470	$1,965	$35	$5,549
Other Investments
Cash and cash equivalents	$—	$—	$29	$—	$—	$15
Equity securities	36	—	98	34	—	96
Corporate debt securities	3	—	81	1	1	58
Municipal bonds	3	1	75	3	1	76
U.S. government bonds	—	—	45	—	—	27
Other debt securities	1	2	83	1	1	80
Total Other Investments(a)	$43	$3	$411	$39	$3	$352
Total Investments	$2,011	$37	$5,881	$2,004	$38	$5,901
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)	These amounts exclude net pending trade receivables of $107 million as of March 31, 2015.

(d)
The decrease in the estimated fair value of the NDTF for the three months ended March 31, 2015 is primarily due to reimbursement from the NDTF for Duke Energy Florida's costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Station.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2015
Due in one year or less	$110
Due after one through five years	603
Due after five through 10 years	488
Due after 10 years	804
Total	$2,005
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended March 31,
(in millions)	2015	2014
Realized gains	$102	$31
Realized losses	14	4

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value(c)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$42	$—	$—	$51
Equity securities	1,076	16	2,127	1,102	17	2,162
Corporate debt securities	11	1	329	8	2	316
Municipal bonds	2	1	90	1	—	62
U.S. government bonds	8	1	296	7	1	308
Other debt securities	2	2	128	1	2	133
Total NDTF	$1,099	$21	$3,012	$1,119	$22	$3,032
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(a)	$—	$1	$3	$—	$1	$3
Total Investments	$1,099	$22	$3,015	$1,119	$23	$3,035

(a)	These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)	These amounts exclude net pending trade receivables of $107 million as of March 31, 2015.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2015
Due in one year or less	$5
Due after one through five years	177
Due after five through 10 years	257
Due after 10 years	407
Total	$846
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended March 31,
(in millions)	2015	2014
Realized gains	$90	$23
Realized losses	12	1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

PROGRESS ENERGY
The following table presents the estimated fair value investments in available-for-sale securities.

	March 31, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$64	$—	$—	$85
Equity securities	840	12	1,516	824	12	1,488
Corporate debt securities	8	—	153	6	—	138
Municipal bonds	5	1	137	4	—	122
U.S. government bonds	16	—	568	12	1	670
Other debt securities	—	—	20	—	—	14
Total NDTF(c)	$869	$13	$2,458	$846	$13	$2,517
Other Investments
Cash and cash equivalents	$—	$—	$18	$—	$—	$15
Municipal bonds	3	—	42	3	—	43
Total Other Investments(a)	$3	$—	$60	$3	$—	$58
Total Investments	$872	$13	$2,518	$849	$13	$2,575
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
The decrease in the estimated fair value of the NDTF for the three months ended March 31, 2015 is primarily due to reimbursement from the NDTF for Duke Energy Florida's costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Station.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2015
Due in one year or less	$84
Due after one through five years	350
Due after five through 10 years	160
Due after 10 years	326
Total	$920
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended March 31,
(in millions)	2015	2014
Realized gains	$12	$7
Realized losses	1	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$40	$—	$—	$50
Equity securities	626	10	1,194	612	10	1,171
Corporate debt securities	6	—	107	5	—	97
Municipal bonds	5	1	135	4	—	120
U.S. government bonds	10	—	251	9	1	265
Other debt securities	—	—	12	—	—	8
Total NDTF	$647	$11	$1,739	$630	$11	$1,711
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Total Other Investments(a)	$—	$—	$1	$—	$—	$—
Total Investments	$647	$11	$1,740	$630	$11	$1,711
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2015
Due in one year or less	$12
Due after one through five years	147
Due after five through 10 years	113
Due after 10 years	233
Total	$505
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended March 31,
(in millions)	2015	2014
Realized gains	$9	$6
Realized losses	1	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$24	$—	$—	$35
Equity securities	214	2	322	212	2	317
Corporate debt securities	2	—	46	1	—	41
Municipal bonds	—	—	2	—	—	2
U.S. government bonds	6	—	317	3	—	405
Other debt securities	—	—	8	—	—	6
Total NDTF	$222	$2	$719	$216	$2	$806
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$1
Municipal bonds	3	—	42	3	—	43
Total Other Investments(a)	$3	$—	$44	$3	$—	$44
Total Investments	$225	$2	$763	$219	$2	$850
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
The decrease in the estimated fair value of the NDTF for the three months ended March 31, 2015 is primarily due to reimbursement from the NDTF for Duke Energy Florida's costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Station.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2015
Due in one year or less	$72
Due after one through five years	203
Due after five through 10 years	47
Due after 10 years	93
Total	$415
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended March 31,
(in millions)	2015	2014
Realized gains	$3	$1
Realized losses	—	1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
Other Investments
Equity securities	$30	$—	$73	$28	$—	$71
Municipal bonds	—	1	30	—	1	30
Total Other Investments(a)	$30	$1	$103	$28	$1	$101
Total Investments	$30	$1	$103	$28	$1	$101
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2015
Due in one year or less	$2
Due after one through five years	17
Due after five through 10 years	8
Due after 10 years	3
Total	$30
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three months ended March 31, 2015 and 2014.
11. FAIR VALUE MEASUREMENTS
Fair value is the exchange price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value definition focuses on an exit price versus the acquisition cost. Fair value measurements use market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data or generally unobservable. Valuation techniques maximize the use of observable inputs and minimize use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.
Fair value measurements are classified in three levels based on the fair value hierarchy:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. An active market is one in which transactions for an asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.
Level 2 – A fair value measurement utilizing inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, for an asset or liability. Inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active and (iii) inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities and credit spreads. A Level 2 measurement cannot have more than an insignificant portion of its valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels 1 and 2 during the three months ended March 31, 2015 and 2014. Transfers out of Level 3 during the three months ended March 31, 2015 are the result of forward commodity prices becoming observable due to the passage of time.
Valuation methods of the primary fair value measurements disclosed below are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as Nasdaq composite (NASDAQ) and New York Stock Exchange (NYSE). Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements. Investments in equity securities that are Level 2 or 3 are typically ownership interests in commingled investment funds.
Investments in debt securities
With the exception of U.S. Treasuries which are classified as Level 1, most investments in debt securities are valued using Level 2 measurements because the valuations use interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is Level 3.
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives are primarily fair valued using internally developed discounted cash flow models which incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or non-performance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for natural gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate fair value of natural gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
Interest rate derivatives
Most over-the-counter interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties.
Goodwill, Long-lived Assets and Assets Held for Sale
See Note 7 for a discussion of the valuation of goodwill and long-lived assets and Note 2 related to the assets and related liabilities of the Disposal Group classified as held for sale.
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,643	$3,476	$3	$164
Nuclear decommissioning trust fund debt securities	1,827	542	1,285	—
Other trading and available-for-sale equity securities	98	98	—	—
Other trading and available-for-sale debt securities	323	73	245	5
Derivative assets	52	7	22	23
Total assets	5,943	4,196	1,555	192
Derivative liabilities	(625)	(119)	(497)	(9)
Net assets	$5,318	$4,077	$1,058	$183

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,650	$3,493	$6	$151
Nuclear decommissioning trust fund debt securities	1,899	648	1,251	—
Other trading and available-for-sale equity securities	96	96	—	—
Other trading and available-for-sale debt securities	263	41	217	5
Derivative assets	110	49	24	37
Total assets	6,018	4,327	1,498	193
Derivative liabilities	(668)	(162)	(468)	(38)
Net assets	$5,350	$4,165	$1,030	$155
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements. Amounts included in earnings for derivatives are primarily included in Operating Revenues.

	Three Months Ended March 31, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$156	$(1)	$155
Total pretax realized or unrealized gains (losses) included in earnings	—	24	24
Purchases, sales, issuances and settlements:
Purchases	9	—	9
Sales	(1)	—	(1)
Settlements	—	(10)	(10)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	5	1	6
Balance at end of period	$169	$14	$183

	Three Months Ended March 31, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$13	$111
Total pretax realized or unrealized gains (losses) included in earnings	—	18	18
Purchases, sales, issuances and settlements:
Purchases	1	—	1
Sales	(1)	—	(1)
Settlements	—	(39)	(39)
Transfers out of Level 3 due to observability of inputs	—	(5)	(5)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	(1)	—
Balance at end of period	$99	$(14)	$85
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$7	$7

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

	March 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,127	$1,960	$3	$164
Nuclear decommissioning trust fund debt securities	885	131	754	—
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	3,015	2,091	757	167
Derivative liabilities	(27)	—	(27)	—
Net assets	$2,988	$2,091	$730	$167

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,162	$2,005	$6	$151
Nuclear decommissioning trust fund debt securities	870	138	732	—
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	3,035	2,143	738	154
Derivative liabilities	(19)	—	(19)	—
Net assets	$3,016	$2,143	$719	$154

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

	Three Months Ended March 31, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$154	$—	$154
Purchases, sales, issuances and settlements:
Purchases	9	—	9
Issuances	(1)	—	(1)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	5	—	5
Balance at end of period	$167	$—	$167

	Three Months Ended March 31, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$81	$(2)	$79
Purchases, sales, issuances and settlements:
Purchases	1	—	1
Sales	(1)	—	(1)
Settlements	—	(2)	(2)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	—	1
Balance at end of period	$82	$(4)	$78
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,516	$1,516	$—	$—
Nuclear decommissioning trust fund debt securities	942	411	531	—
Other trading and available-for-sale debt securities	60	16	44	—
Derivative assets	6	—	6	—
Total assets	2,524	1,943	581	—
Derivative liabilities	(395)	—	(395)	—
Net assets	$2,129	$1,943	$186	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,488	$1,488	$—	$—
Nuclear decommissioning trust fund debt securities	1,029	510	519	—
Other trading and available-for-sale debt securities	58	15	43	—
Derivative assets	4	—	4	—
Total assets	2,579	2,013	566	—
Derivative liabilities	(373)	—	(373)	—
Net assets	$2,206	$2,013	$193	$—

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

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$—	$—
Total pretax realized or unrealized gains included in earnings	—	(3)
Balance at end of period	$—	$(3)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2014	$—	$(3)
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,194	$1,194	$—	$—
Nuclear decommissioning trust fund debt securities	545	140	405	—
Other trading and available-for-sale debt securities	1	1	—	—
Derivative assets	2	—	2	—
Total assets	1,742	1,335	407	—
Derivative liabilities	(131)	—	(131)	—
Net assets	$1,611	$1,335	$276	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,171	$1,171	$—	$—
Nuclear decommissioning trust fund debt securities	540	151	389	—
Total assets	1,711	1,322	389	—
Derivative liabilities	(132)	—	(132)	—
Net assets	$1,579	$1,322	$257	$—
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$—	$—
Total pretax realized or unrealized gains included in earnings	—	(3)
Balance at end of period	$—	$(3)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2014	$—	$(3)

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

	March 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$322	$322	$—	$—
Nuclear decommissioning trust fund debt securities and other	397	271	126	—
Other trading and available-for-sale debt securities and other	44	—	44	—
Derivative assets	4	—	4	—
Total assets	767	593	174	—
Derivative liabilities	(264)	—	(264)	—
Net assets (liabilities)	$503	$593	$(90)	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$317	$317	$—	$—
Nuclear decommissioning trust fund debt securities and other	489	359	130	—
Other trading and available-for-sale debt securities and other	44	—	44	—
Derivative assets	4	—	4	—
Total assets	854	676	178	—
Derivative liabilities	(241)	—	(241)	—
Net assets (liabilities)	$613	$676	$(63)	$—
DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9.

	March 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$44	$20	$8	$16
Derivative liabilities	(134)	(108)	(17)	(9)
Net liabilities	$(90)	$(88)	$(9)	$7

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$49	$20	$9	$20
Derivative liabilities	(181)	(117)	(26)	(38)
Net liabilities	$(132)	$(97)	$(17)	$(18)

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

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$(18)	$(4)
Total pretax realized or unrealized gains (losses) included in earnings	25	(6)
Purchases, sales, issuances and settlements:
Settlements	—	(4)
Transfers out of Level 3 due to observability of inputs	—	(5)
Balance at end of period	$7	$(19)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2014	$—	(7)
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$73	$73	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	3	—	—	3
Net assets	$106	$73	$30	$3

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$71	$71	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	14	—	—	14
Net assets	$115	$71	$30	$14
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$14	$12
Total pretax realized or unrealized gains (losses) included in earnings	(3)	27
Purchases, sales, issuances and settlements:
Settlements	(9)	(31)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	1	(1)
Balance at end of period	$3	$7

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2015
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$11	Discounted cash flow	Forward natural gas curves – price per MMBtu	$1.96	-	$3.78
Financial transmission rights (FTRs)	3	RTO auction pricing	FTR price – per MWh	(0.83)	-	8.47
Electricity contracts	8	Discounted cash flow	Forward electricity curves – price per MWh	24.96	-	51.33
Commodity capacity option contracts	1	Discounted cash flow	Forward capacity option curves – price per MW day	19.00	-	109.50
Commodity contract reserves	(9)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$14
Duke Energy Ohio
Electricity contracts	$2	Discounted cash flow	Forward electricity curves – price per MWh	25.05	-	51.33
Natural gas contracts	11	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.96	-	3.78
Commodity contract reserves	(6)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$7
Duke Energy Indiana
FTRs	$3	RTO auction pricing	FTR price – per MWh	(0.83)	-	8.47

	December 31, 2014
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(5)	Discounted cash flow	Forward natural gas curves – price per MMBtu	$2.12	-	$4.35
Financial transmission rights (FTRs)	14	RTO auction pricing	FTR price – per MWh	(1.92)	-	9.86
Electricity contracts	(1)	Discounted cash flow	Forward electricity curves – price per MWh	25.16	-	51.75
Commodity capacity option contracts	2	Discounted cash flow	Forward capacity option curves – price per MW day	21.00	-	109.00
Commodity contract reserves	(11)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(1)
Duke Energy Ohio
Electricity contracts	$(6)	Discounted cash flow	Forward electricity curves – price per MWh	25.25	-	51.75
Natural gas contracts	(5)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.12	-	4.35
Commodity contract reserves	(7)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(18)
Duke Energy Indiana
FTRs	$14	RTO auction pricing	FTR price – per MWh	(1.92)	-	9.86

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

	March 31, 2015		December 31, 2014
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$39,973	$45,113	$40,020	$44,566
Duke Energy Carolinas	8,885	10,301	8,391	9,626
Progress Energy	14,510	16,956	14,754	16,951
Duke Energy Progress	5,957	6,549	6,201	6,696
Duke Energy Florida	4,858	5,867	4,860	5,767
Duke Energy Ohio	1,606	1,810	1,766	1,970
Duke Energy Indiana	3,791	4,529	3,791	4,456
At both March 31, 2015 and December 31, 2014, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. A qualitative analysis of control determines the party that consolidates a VIE. This assessment is based on (i) what party has the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) what party has rights to receive benefits or is obligated to absorb losses that could potentially be significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2015 and the year ended December 31, 2014, or is expected to be provided in the future, that was not previously contractually required.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

CONSOLIDATED VIEs
The following tables summarize the impact of VIEs consolidated by Duke Energy and the Subsidiary Registrants on the Condensed Consolidated Balance Sheets.

	March 31, 2015
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida
(in millions)	DERF	DEPR(c)	DEFR(c)	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$658	$478	$300	$540	$18	$22	$2,016
Other	—	—	—	—	102	7	109
Investments and Other Assets
Other	—	—	—	—	22	15	37
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	1,854	19	1,873
Accumulated depreciation and amortization	—	—	—	—	(267)	(6)	(273)
Regulatory Assets and Deferred Debits
Other	—	1	1	—	36	—	38
Total assets	$658	$479	$301	$540	$1,765	$57	$3,800
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$2	$—	$2
Taxes accrued	2	2	1	—	4	—	9
Current maturities of long-term debt	—	—	—	—	68	17	85
Other	—	—	—	—	23	8	31
Long-Term Debt(b)	400	300	225	325	967	12	2,229
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	270	—	270
Asset retirement obligations	—	—	—	—	30	—	30
Other	—	—	—	—	40	—	40
Total liabilities	$402	$302	$226	$325	$1,404	$37	$2,696
Net assets of consolidated variable interest entities	$256	$177	$75	$215	$361	$20	$1,104
(a)    Restricted as collateral for non-recourse debt of VIEs.
(b)    Non-recourse to the general assets of the applicable registrant.

(c)	The amount for Progress Energy is equal to the sum of the amounts for Duke Energy Progress Receivables Company, LLC (DEPR) and Duke Energy Florida Receivables Company, LLC (DEFR).

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2014
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida
(in millions)	DERF	DEPR(c)	DEFR(c)	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$647	$436	$305	$547	$20	$18	$1,973
Other	—	—	—	—	68	6	74
Investments and Other Assets
Other	—	—	—	—	25	25	50
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	1,855	18	1,873
Accumulated depreciation and amortization	—	—	—	—	(250)	(5)	(255)
Regulatory Assets and Deferred Debits
Other	—	—	—	—	34	2	36
Total assets	$647	$436	$305	$547	$1,752	$64	$3,751
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$3	$—	$3
Taxes accrued	—	—	—	—	6	—	6
Current maturities of long-term debt	—	—	—	—	68	16	84
Other	—	—	—	—	16	5	21
Long-Term Debt(b)	400	300	225	325	967	17	2,234
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	283	—	283
Asset retirement obligations	—	—	—	—	29	—	29
Other	—	—	—	—	34	4	38
Total liabilities	$400	$300	$225	$325	$1,406	$42	$2,698
Net assets of consolidated variable interest entities	$247	$136	$80	$222	$346	$22	$1,053
(a)    Restricted as collateral for non-recourse debt of VIEs.
(b)    Non-recourse to the general assets of the applicable registrant.

(c)	The amount for Progress Energy is equal to the sum of the amounts for DEPR and DEFR.
The obligations of these VIEs are non-recourse to Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida. These entities have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DERF / DEPR / DEFR
Duke Energy Receivables Finance Company, LLC (DERF), DEPR and DEFR are bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively. On a daily basis, DERF, DEPR and DEFR buy certain accounts receivable arising from the sale of electricity and/or related services from their parent companies. DERF, DEPR and DEFR are wholly owned limited liability companies with separate legal existence from their parents, and their assets are not generally available to creditors of their parent companies. DERF, DEPR and DEFR borrow amounts under credit facilities to buy the receivables. Borrowing availability is limited to the amount of qualified receivables sold, which is generally expected to be in excess of the credit facilities. The credit facilities are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt. The secured credit facilities were not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.
The following table summarizes the amounts and expiration dates of the credit facilities reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt.

	DERF	DEPR	DEFR
Credit facility amount (in millions)	$400	$300	$225
Expiration date	October 2016	December 2016	March 2017
The activity that most significantly impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida consolidate DERF, DEPR and DEFR, respectively, as they are the related parties most closely associated with the VIE.
CRC
On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Ohio and Duke Energy Indiana. Receivables sold are securitized by CRC through a credit facility managed by two unrelated third parties. The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are typically 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Cash collections from the receivables are the sole source of funds to satisfy the related debt obligation. Depending on experience with collections, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million. Borrowing availability is limited to the amount of qualified receivables sold, which is generally expected to be in excess of the credit facility. The credit facility expires in November 2016 and is reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt.
CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the activities that most significantly impact the economic performance of the entity are not performed by the equity holder, Cinergy, and (iii) deficiencies in net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activities of CRC are decisions made related to the management of delinquent receivables. Duke Energy consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC.
Renewables
Certain of Duke Energy’s renewable energy facilities are VIEs due to long-term fixed-price power purchase agreements. These fixed-price agreements effectively transfer commodity price risk to the buyer of the power. Certain other of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. For certain VIEs, assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The activities that most significantly impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidates the entities as it makes all of these decisions.
NON-CONSOLIDATED VIEs
The following tables include VIEs not consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	March 31, 2015
	Duke Energy			Duke Energy Ohio	Duke Energy Indiana
(in millions)	Renewables	Other	Total
Receivables	$—	$—	$—	$90	$105
Investments in equity method unconsolidated affiliates	147	66	213	—	$—
Investments and other assets	—	3	3	—	—
Total assets	$147	$69	$216	$90	$105
Other current liabilities	$—	$2	$2	$—	$—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$16	$16	$—	$—
Net assets (liabilities)	$147	$53	$200	$90	$105

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2014
	Duke Energy			Duke Energy Ohio	Duke Energy Indiana
(in millions)	Renewables	Other	Total
Receivables	$—	$—	$—	$91	$113
Investments in equity method unconsolidated affiliates	150	38	188	—	—
Investments and other assets	—	4	4	—	—
Total assets	$150	$42	$192	$91	$113
Other current liabilities	—	3	3	—	—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$17	$17	$—	$—
Net assets	$150	$25	$175	$91	$113
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities. For more information on various guarantees, refer to Note 5, "Commitments and Contingencies".
Renewables
Duke Energy has investments in various renewable energy project entities. Some of these entities are VIEs due to long-term fixed-price power purchase agreements. These fixed-price agreements effectively transfer commodity price risk to the buyer of the power. Duke Energy does not consolidate these VIEs because power to direct and control key activities is shared jointly by Duke Energy and other owners.
Other
Duke Energy holds a 50 percent equity interest in Duke-American Transmission Company, LLC (DATC). DATC is considered a VIE due to insufficient equity at risk to permit DATC to finance its own activities without additional subordinated financial support. The activities that most significantly impact DATC’s economic performance are the decisions related to investing in existing and development of new transmission facilities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner and, therefore, Duke Energy does not consolidate.

Duke Energy has a 40 percent equity interest in ACP, which is considered a VIE as the equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The activity that most significantly impacts the economic performance of ACP is construction. Duke Energy does not control these activities and therefore does not consolidate ACP.

OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. Proposed environmental rule-making could increase the costs of OVEC, which would be passed through to Duke Energy Ohio. In 2014, Duke Energy recorded a $94 million impairment related to OVEC.
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
Amounts included in Receivables in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated bases of the subordinated notes are not materially different than their face value because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2015	2014	2015	2014
Anticipated credit loss ratio	0.6%	0.6%	0.3%	0.3%
Discount rate	1.2%	1.2%	1.2%	1.2%
Receivable turnover rate	12.8%	12.8%	10.5%	10.4%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Receivables sold	$284	$273	$296	$310
Less: Retained interests	90	91	105	113
Net receivables sold	$194	$182	$191	$197
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2015	2014	2015	2014
Sales
Receivables sold	$644	$741	$716	$755
Loss recognized on sale	3	4	3	3
Cash flows
Cash proceeds from receivables sold	640	723	722	761
Return received on retained interests	1	2	2	2
Cash flows from sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end London Interbank Offered Rate (LIBOR) plus a fixed rate of 1.00 percent.
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

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014
Income from continuing operations attributable to Duke Energy common shareholders	$772	$744
Weighted-average shares outstanding – basic	708	706
Weighted-average shares outstanding – diluted	708	706
Earnings per share from continuing operations attributable to Duke Energy common shareholders
Basic	$1.09	$1.05
Diluted	$1.09	$1.05
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$0.795	$0.78

(a)
Certain stock options and performance stock awards were not included in the dilutive securities calculation because either the option exercise prices were greater than the average market price of the common shares during the presented periods, or performance measures related to the awards had not yet been met.

On April 6, 2015, Duke Energy entered into agreements with each of Goldman, Sachs & Co. and JPMorgan Chase Bank, National Association (the Dealers) to repurchase a total of $1.5 billion of Duke Energy common stock under an accelerated stock repurchase program (the ASR). Duke Energy made payments of $750 million to each of the Dealers and was delivered 16.6 million shares, which is approximately 85 percent of the total number of shares of Duke Energy common stock expected to be repurchased under the ASR. The total fair market value of the delivered shares, based on the closing Duke Energy stock price of $76.97 per share at the commencement of the ASR, was $1.275 billion. The final number of shares to be repurchased is dependent upon the average of the daily volume-weighted average stock prices of Duke Energy’s common stock during the term of the program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The delivery of additional shares of common stock to Duke Energy or delivery of shares of common stock or cash payment, at Duke Energy’s election, to the Dealers from Duke Energy may be required under certain circumstances. Final settlement of the ASR transaction is expected to occur by the end of the third quarter of 2015.
The $225 million unsettled portion of the ASR meets the criteria to be accounted for as a forward contract indexed to Duke Energy's stock and qualifies as an equity instrument. The company recorded the $1.5 billion payment as a reduction to common stock, which included the $1.275 billion of initial shares repurchased and the unsettled forward contract of $225 million, as of April 6, 2015. The initial delivery of shares will result in a reduction to Duke Energy's common stock outstanding used to calculate earnings per share beginning in the second quarter of 2015.
14. STOCK-BASED COMPENSATION
For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.
Duke Energy recorded pretax stock-based compensation expense as follows.

	Three Months Ended March 31,
(in millions)	2015	2014
Restricted stock unit awards	$9	$11
Performance awards	5	5
Total	$14	$16
Tax benefit associated with stock-based compensation expense	$5	$6
Stock-based compensation costs capitalized	1	1
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits equal to a percentage of current eligible earnings based on age and/or years of service, and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year or four-year average earnings, (ii) highest three-year or four-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) and/or (iii) highest three-year or four-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. As of January 1, 2014, the qualified and non-qualified non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations. Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its U.S. qualified defined benefit pension plans.

	Three Months Ended March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana

Contributions	$132	$42	$42	$21	$21	$1	$9
Duke Energy did not make any contributions to its U.S. qualified defined benefit pension plans during the three months ended March 31, 2014.
Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit costs allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit costs for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 8.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$40	$13	$11	$6	$5	$1	$3
Interest cost on projected benefit obligation	82	21	26	12	14	5	7
Expected return on plan assets	(129)	(36)	(43)	(20)	(22)	(6)	(10)
Amortization of actuarial loss	43	10	17	8	8	2	3
Amortization of prior service credit	(4)	(2)	(1)	—	—	—	—
Other	2	1	1	—	—	—	—
Net periodic pension costs	$34	$7	$11	$6	$5	$2	$3

	Three Months Ended March 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$34	$10	$10	$5	$5	$1	$2
Interest cost on projected benefit obligation	86	21	28	13	14	5	7
Expected return on plan assets	(128)	(33)	(43)	(21)	(21)	(7)	(9)
Amortization of actuarial loss	37	9	17	8	8	1	3
Amortization of prior service credit	(4)	(2)	(1)	—	—	—	—
Other	2	1	1	—	—	—	—
Net periodic pension costs	$27	$6	$12	$5	$6	$—	$3
NON-QUALIFIED PENSION PLANS
The net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2015 and 2014.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical, dental and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the three months ended March 31, 2015 and 2014.
The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended March 31, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$2	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	2	—	—
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss	6	—	7	5	3	—	—
Amortization of prior service credit	(35)	(4)	(26)	(17)	(9)	—	—
Net periodic other post-retirement benefit costs	$(21)	$(4)	$(15)	$(10)	$(4)	$—	$—

	Three Months Ended March 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$2	$—	$1	$—	$1	$—	$—
Interest cost on accumulated post-retirement benefit obligation	12	3	6	3	3	—	1
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss	10	1	10	7	2	—	—
Amortization of prior service credit	(31)	(3)	(24)	(18)	(5)	—	—
Net periodic other post-retirement benefit costs	$(10)	$(1)	$(7)	$(8)	$1	$—	$1
EMPLOYEE SAVINGS PLANS
Duke Energy sponsors, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Effective January 1, 2015, all employee savings plans were merged into a single plan. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions of up to 6 percent of eligible pay per pay period. Prior to 2015, Duke Energy also provided a match on after-tax contributions for certain plans. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.
As of January 1, 2014, for new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, subject to three-year vesting, is provided to the employee’s savings plan account.
The following table includes pretax employer matching contributions, as well as the additional contribution of 4 percent of eligible pay per pay period for employees not eligible to participate in a defined benefit plan, made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Three Months Ended March 31,
2015	$49	$16	$14	$11	$4	$1	$2
2014	43	14	12	9	4	1	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

16. INCOME TAXES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended March 31,
	2015	2014
Duke Energy	31.9%	31.2%
Duke Energy Carolinas	35.8%	37.4%
Progress Energy	35.4%	36.9%
Duke Energy Progress	33.8%	36.6%
Duke Energy Florida	38.6%	38.5%
Duke Energy Ohio	36.7%	36.4%
Duke Energy Indiana	36.6%	36.8%
The decrease in the effective tax rate for Duke Energy Carolinas for the three months ended March 31, 2015 is primarily due to the reduction of state rates in certain jurisdictions and the tax benefit related to the manufacturing deduction in 2015 as the prior-year deduction was limited by taxable income.
The decrease in the effective tax rate for Progress Energy for the three months ended March 31, 2015 is primarily due to an increase in AFUDC-equity.
The decrease in the effective tax rate for Duke Energy Progress for the three months ended March 31, 2015 is primarily due to an increase in AFUDC-equity.
17. SUBSEQUENT EVENTS
For information on subsequent events related to acquisitions and dispositions, regulatory matters, commitments and contingencies, debt and credit facilities and common stock see Notes 2, 4, 5, 6 and 13, respectively.

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
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, as well as in Latin America.
When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings, adjusted diluted earnings per share (EPS) and adjusted segment income, discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2015, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Midwest Generation Exit
Duke Energy, through indirect subsidiaries, completed the sale of the nonregulated Midwest generation business and Duke Energy Retail Sales LLC (Disposal Group) to a subsidiary of Dynegy Inc. (Dynegy) on April 2, 2015, for approximately $2.8 billion in cash. Refer to Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions,” for additional information on this transaction.
Accelerated Stock Repurchase Program
On April 6, 2015, Duke Energy entered into agreements with each of Goldman, Sachs & Co. and JPMorgan Chase Bank, National Association (the Dealers) to repurchase a total of $1.5 billion of Duke Energy common stock under an accelerated stock repurchase program (the ASR). Duke Energy made payments of $750 million to each of the Dealers and was delivered 16.6 million shares, which is approximately 85 percent of the total number of shares of Duke Energy common stock expected to be repurchased under the ASR. The total fair market value of the delivered shares, based on the closing Duke Energy stock price of $76.97 per share at the commencement of the ASR, was $1.275 billion. The final number of shares to be repurchased is dependent upon the average of the daily volume-weighted average stock prices of Duke Energy’s common stock during the term of the program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The delivery of additional shares of common stock to Duke Energy or delivery of shares of common stock or cash payment, at Duke Energy’s election, to the Dealers from Duke Energy may be required under certain circumstances. Final settlement of the ASR transaction is expected to occur by the end of the third quarter of 2015.
For additional information on the details of this transaction, see Note 13 to the Condensed Consolidated Financial Statements, “Common Stock.”

PART I

Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items are measured as income from continuing operations net of income (loss) attributable to noncontrolling interests, adjusted for the dollar and per-share impact of mark-to-market impacts of economic hedges in the Commercial Power segment and special items including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. As result of the agreement in August 2014 to sell the Disposal Group to Dynegy, the operating results of the Disposal Group are classified as discontinued operations, including a portion of the mark-to-market adjustments associated with derivative contracts. Management believes that including the operating results of the Disposal Group classified as discontinued operations better reflects its financial performance and therefore has included these results in adjusted earnings and adjusted diluted EPS. Derivative contracts are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Power segment. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately and, if associated with the Disposal Group, classified as discontinued operations, as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g., coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Duke Energy Board of Directors (Board of Directors), employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common shareholders, which include the dollar and per-share impact of special items, mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.
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
Duke Energy’s adjusted earnings, adjusted diluted EPS and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate the measures in the same manner.
See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.
Executive Overview
The following table reconciles non-GAAP measures to their most directly comparable GAAP measures.

	Three Months Ended March 31, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$774	$36	$95	$905	$(24)	$—	$881	$1.24
Midwest generation operations	—	—	(94)	(94)	—	94	—	—
Costs to achieve Progress Energy merger	—	—	—	—	(13)	—	(13)	(0.02)
Discontinued operations	—	—	—	—	—	(4)	(4)	—
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$774	$36	$1	$811	$(37)	$90	$864	$1.22

PART I

	Three Months Ended March 31, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Power	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$737	$130	$10	$877	$(48)	$—	$829	$1.17
Asset impairment	—	—	(59)	(59)	—	—	(59)	(0.08)
Costs to achieve Progress Energy merger	—	—	—	—	(34)	—	(34)	(0.04)
Economic hedges (mark-to-market)	—	—	(3)	(3)	—	—	(3)	(0.01)
Midwest generation operations	—	—	20	20	(5)	(15)	—	—
Discontinued operations	—	—	—	—	—	(830)	(830)	(1.18)
Segment income (loss)/Net Loss Attributable to Duke Energy Corporation	$737	$130	$(32)	$835	$(87)	$(845)	$(97)	$(0.14)
The variance in adjusted earnings for three months ended March 31, 2015, compared to the same period in 2014, was primarily due to:

•	Higher results at the nonregulated Midwest generation business due to higher PJM Interconnection LLC (PJM) capacity revenues and increased generation margins;

•	Increased wholesale net margins largely due to increases in contracted amounts and prices;

•	Increased retail pricing primarily due to higher base rates and rate riders in certain jurisdictions, including increased revenues related to energy efficiency programs; and

•	The impact of a lower effective income tax rate.
Partially offset by:

•	Lower results in Latin America primarily due to lower hydro generation volumes and higher purchased power costs resulting from the multi-year drought in Brazil;

•
Higher operations and maintenance expense primarily due to higher nuclear costs, including impacts of nuclear outage levelization deferrals and related amortization, and higher outage costs at fossil generation stations, partially offset by lower storm costs;

•	Lower weather-normal retail sales volumes in the residential sector; and

•	Lower margins at National Methanol Company (NMC), largely driven by lower methyl tertiary butyl ether (MTBE) prices.
SEGMENT RESULTS
The remaining information in this discussion of results of operations is presented on a GAAP basis.
Regulated Utilities

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$5,723	$5,805	$(82)
Operating Expenses	4,305	4,427	(122)
Gains on Sales of Other Assets and Other, net	7	1	6
Operating Income	1,425	1,379	46
Other Income and Expenses, net	72	69	3
Interest Expense	275	270	5
Income Before Income Taxes	1,222	1,178	44
Income Tax Expense	448	441	7
Segment Income	$774	$737	$37

Duke Energy Carolinas GWh sales	22,468	23,693	(1,225)
Duke Energy Progress GWh sales	16,765	16,161	604
Duke Energy Florida GWh sales	8,473	8,661	(188)
Duke Energy Ohio GWh sales	6,767	6,479	288
Duke Energy Indiana GWh sales	8,728	8,874	(146)
Total Regulated Utilities GWh sales	63,201	63,868	(667)
Net proportional MW capacity in operation	49,739	49,595	144

PART I

Three Months Ended March 31, 2015 as Compared to March 31, 2014
Regulated Utilities’ results were positively impacted by an increase in wholesale power margins and higher rate riders. These impacts were partially offset by lower weather-normal sales volumes, higher depreciation and amortization expense, and higher operation and maintenance costs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
A $73 million decrease in gross receipts tax revenue due to the N.C. Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014;

•
A $58 million decrease in fuel revenues driven primarily by overall lower fuel rates for electric retail customers for all jurisdictions, except South Carolina and Florida. Fuel revenues represent sales to retail and wholesale customers; and

•	A $26 million decrease in weather-normal sales volumes to residential retail customers (net of fuel revenue), reflecting decreased demand.
Partially offset by:

•	A $45 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts; and

•	A $16 million net increase in retail pricing primarily due to increased revenues related to energy efficiency programs.
Operating Expenses. The variance was driven primarily by:

•	A $95 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above, and lower sales and use tax; and

•
A $62 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to (i) lower natural gas and coal prices, and (ii) lower volumes of coal and oil used in electric generation, partially offset by (iii) higher volumes of gas used in electric generation.

Partially offset by:

•
A $21 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service and an absence of a prior-year decrease in the reduction of the cost of removal component of amortization expense; and

•
A $14 million increase in operating and maintenance expense primarily due to higher nuclear costs, including impacts of nuclear outage levelization deferrals and related amortization, higher outage costs at fossil generation stations, and higher maintenance costs for distribution, partially offset by lower storm costs.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2015 and 2014 was 36.7 percent and 37.5 percent, respectively.
Matters Impacting Future Regulated Utilities Results
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits and potential fines and penalties could have an adverse impact to Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to the Regulated Utilities' financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
In 2013, a FERC Administrative Law Judge issued an initial decision holding that Duke Energy is responsible for costs associated with Multi Value Projects (MVP), a type of Transmission Expansion Planning (MTEP) cost, approved by Midcontinent Independent System Operator, Inc. (MISO) prior to the date of Duke Energy’s withdrawal. The initial decision will be reviewed by the FERC. If the FERC upholds the initial decision, Duke Energy intends to file an appeal in federal court. If Duke Energy is deemed responsible for these costs, and if a portion of these costs is not eligible for recovery, there may be an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
In 2015, the Indiana Utility Regulatory Commission (IURC) is examining intervenors' allegations regarding the Edwardsport IGCC in-service date for ratemaking purposes, operational performance of the plant, the level of operating costs and financing charges associated with construction delays. The outcome of these proceedings could have an adverse impact to Regulated Utilities' financial position, results of operations and cash flows. Regulated Utilities cannot predict the outcome of these proceedings. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
In April 2015, the Florida Legislature passed legislation, which is pending approval by the governor, to allow utilities to issue securitization bonds as an option to recover the costs of certain retired generation facilities. If enacted, this legislation would apply to Duke Energy Florida’s retired Crystal River Unit 3 nuclear station. Securitization of the costs of the retired Crystal River Unit 3 nuclear station would result in an initial acceleration of cash, followed by a reduction to Regulated Utilities’ future results of operations and ongoing cash flows as it would no longer earn an equity return on these costs. Under the settlement agreement with the FPSC, the allowed return on equity for Crystal River Unit 3 is limited to 70 percent of the approved return on equity, which is currently 10.5 percent.

PART I

International Energy

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$273	$382	$(109)
Operating Expenses	207	231	(24)
Operating Income	66	151	(85)
Other Income and Expense, net	14	57	(43)
Interest Expense	23	23	—
Income Before Income Taxes	57	185	(128)
Income Tax Expense	20	51	(31)
Less: Income Attributable to Noncontrolling Interests	1	4	(3)
Segment Income	$36	$130	$(94)

Sales, GWh	4,470	5,241	(771)
Net proportional MW capacity in operation	4,335	4,600	(265)
Three Months Ended March 31, 2015 as Compared to March 31, 2014
International Energy’s results were impacted by unfavorable hydrology in Brazil, lower sales volumes in Central America and lower equity earnings in NMC. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	A $52 million decrease in Brazil due to unfavorable exchange rates and lower spot energy sales volumes;

•	A $37 million decrease in Central America due to lower energy sales volumes and average prices; and

•	A $15 million decrease in Peru due to lower average energy and hydrocarbon prices and unfavorable exchanges rates.
Operating Expenses. The variance was driven primarily by:

•	A $21 million decrease in Central America due to lower fuel consumption partially offset by higher purchased power; and

•	A $15 million decrease in Peru due to lower hydrocarbon royalty and purchased power costs, and lower fuel consumption.
Partially offset by:

•	A $14 million increase in Brazil due to higher purchased power as a result of unfavorable hydrology, partially offset by favorable exchange rates.
Other Income and Expenses, net. The variance is primarily due to a net remeasurement loss in Latin America, lower interest income in Brazil and lower equity earnings in NMC as a result of lower average MTBE and methanol prices, partially offset by lower butane costs.
Income Tax Expense. The variance in tax expense is primarily due to a decrease in pretax income. The effective tax rate for three months ended March 31, 2015 and 2014 was 35.6 percent and 27.7 percent, respectively. The increase in the effective tax rate is primarily due to unfavorable Brazilian exchange rates.
Matters Impacting Future International Energy Results
International Energy's operations include conventional hydroelectric power generation facilities located in Brazil where water reservoirs are currently at abnormally low levels due to a lack of rainfall. Weather and economic conditions within Brazil have resulted in higher energy prices and a reduction in demand. In addition, International Energy’s equity earnings from NMC reflect sales of methanol and MTBE, which generate margins that are directionally correlated with crude oil prices. International Energy's earnings and future cash flows could be adversely impacted by either a sustained period of low reservoir levels, especially if the government of Brazil were to implement rationing or some other mandatory conservation program, changes to power prices that further impact demand, further decline of economic conditions within Brazil or a significant decrease in crude oil prices.

PART I

Commercial Power

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$73	$81	$(8)
Operating Expenses	89	188	(99)
Operating Loss	(16)	(107)	91
Other Income and Expense, net	2	5	(3)
Interest Expense	12	14	(2)
Loss Before Income Taxes	(26)	(116)	90
Income Tax Benefit	(27)	(84)	57
Segment Income (Loss)	$1	$(32)	$33

Coal-fired plant production, GWh	—	471	(471)
Renewable plant production, GWh	1,310	1,589	(279)
Total Commercial Power production, GWh	1,310	2,060	(750)
Net proportional MW capacity in operation	1,415	1,886	(471)
Three Months Ended March 31, 2015 as Compared to March 31, 2014
Commercial Power’s results were positively impacted by the prior-period impairment recorded for an intangible asset. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by an $8 million decrease in electric revenues from lower production in the renewables portfolio due to changes in wind patterns.
Operating Expenses. The variance was driven primarily by a $94 million increase driven by the 2014 impairment taken related to Ohio Valley Electric Corporation (OVEC). See Note 7 to the Condensed Consolidated Financial Statements, "Goodwill and Intangible Assets" for additional information.
Income Tax Benefit. The variance was primarily due to larger pretax loss in 2014 as compared to 2015. The effective tax rate for the years ended December 31, 2015 and 2014 was 104.7 percent and 72.5 percent, respectively. The change in the effective tax rate is due to a prior-year state tax benefit and a reduction in renewable energy credits relative to pretax loss.
Matters Impacting Future Commercial Power Results
As a result of the completion of the sale of the Disposal Group on April 2, 2015, Commercial Power will record a tax charge in the second quarter of 2015. The estimated charge of approximately $35 million to $50 million will not qualify for classification as discontinued operations.
Other

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$27	$25	$2
Operating Expenses	50	84	(34)
Gains on Sales of Other Assets and Other, net	7	—	7
Operating Loss	(16)	(59)	43
Other Income and Expense, net	1	6	(5)
Interest Expense	97	103	(6)
Loss Before Income Taxes	(112)	(156)	44
Income Tax Benefit	(77)	(69)	(8)
Less: Income Attributable to Noncontrolling Interests	2	—	2
Net Expense	$(37)	$(87)	$50
Three Months Ended March 31, 2015 as Compared to March 31, 2014
Other’s results were positively impacted by a decrease in operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger and higher prior-year captive insurance loss experience.
Gains on sales of other assets. The increase was primarily due to monetization of telecommunication leases.

PART I

Income Tax Benefit. The variance was primarily due to the increase in the effective tax rate, partially offset by a decrease in pretax loss. The effective tax rate for the three months ended March 31, 2015 and 2014 was 69.5 percent and 44.5 percent, respectively. The increase in the effective tax rate is primarily due to tax levelization.
Matters Impacting Future Other Results
Duke Energy Ohio’s retired Beckjord generating station (Beckjord) became an asset of Other after the sale of the nonregulated Midwest Generation business in the second quarter of 2015. Beckjord, a nonregulated facility retired during 2014, is not subject to the recently enacted Environmental Protection Agency (EPA) rule related to the disposal of coal combustion residuals (CCR) from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with coal ash, the costs could have an adverse impact on Other's financial position, results of operations and cash flows. See Note 3, “Business Segments” and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements for additional information.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Discontinued Operations, Net of Tax. The variance was primarily driven by the 2014 impairment recognized for the nonregulated Midwest generation business and favorable operating results in 2015 primarily due to higher PJM capacity revenues related to higher average cleared capacity auction pricing, increased generation margins and lower depreciation expense. Included in the variance is the impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014. The foregone depreciation for the three months ended March 31, 2015 was approximately $40 million.

PART I

DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$1,901	$2,000	$(99)
Operating Expenses	1,386	1,491	(105)
Operating Income	515	509	6
Other Income and Expenses, net	42	49	(7)
Interest Expense	102	101	1
Income Before Income Taxes	455	457	(2)
Income Tax Expense	163	171	(8)
Net Income	$292	$286	$6
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	(1.0)%
General service sales	1.2%
Industrial sales	3.3%
Wholesale power sales	(30.9)%
Total sales	(5.2)%
Average number of customers	1.2%
Three Months Ended March 31, 2015 as Compared to March 31, 2014
Operating Revenues. The variance was driven primarily by:

•
A $63 million decrease in fuel revenues driven primarily by lower natural gas and coal prices, and decreased demand from retail customers in the residential sector. Fuel revenues represent sales to retail and wholesale customers;

•
A $42 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014; and

•	An $11 million decrease in weather-normal sales volumes to residential retail customers (net of fuel revenue) reflecting decreased demand.
Partially offset by:

•
An $18 million increase in retail pricing and rate riders, which primarily reflects increased revenues related to the energy efficiency programs and the second year base rate step-up from the 2013 South Carolina rate case.

Operating Expenses. The variance was driven primarily by:

•	An $80 million decrease in fuel expense (including purchased power) primarily related to lower natural gas and coal prices, and decreased generation due to lower sales volumes; and

•	A $34 million decrease in property and other tax expenses primarily due to lower revenue-related taxes driven by the elimination of the North Carolina gross receipts tax as mentioned above.
Income Tax Expense. The effective tax rate for the three months ended March 31, 2015 and 2014 was 35.8 percent and 37.4 percent, respectively. The decrease in the effective tax rate is primarily due to the reduction of state rates in certain jurisdictions and the tax benefit related to the manufacturing deduction in 2015 as the prior-year deduction was limited by taxable income.
Matters Impacting Future Results
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact to Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Carolinas' financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$2,536	$2,541	$(5)
Operating Expenses	1,995	2,065	(70)
Gains on Sales of Other Assets and Other, net	8	1	7
Operating Income	549	477	72
Other Income and Expenses, net	27	15	12
Interest Expense	168	169	(1)
Income From Continuing Operations Before Taxes	408	323	85
Income Tax Expense From Continuing Operations	144	119	25
Income From Continuing Operations	264	204	60
Loss From Discontinued Operations, net of tax	(1)	(1)	—
Net Income	263	203	60
Less: Net Income Attributable to Noncontrolling Interest	3	1	2
Net Income Attributable to Parent	$260	$202	$58
Three Months Ended March 31, 2015 as Compared to March 31, 2014
Operating Revenues. The variance was driven primarily by:

•
A $31 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014;

•	A $16 million decrease in fuel revenues (including emission allowances) and capacity revenues primarily due to decreased usage in the current year for Duke Energy Florida; and

•
A $20 million decrease in retail pricing primarily for Duke Energy Florida due to a reduction in energy conservation cost recovery clause and environmental cost recovery clause revenues due to lower recovery rates in the current year.

Partially offset by:

•
A $46 million increase in wholesale power revenues primarily driven by increased capacity rates on contracts in the current year for Duke Energy Florida and increased capacity rates and higher peak demand for Duke Energy Progress; and

•
A $17 million increase in retail pricing and rate riders for Duke Energy Progress, which primarily reflects increased revenues related to the energy efficiency programs and the second year base rate step-up from the 2013 North Carolina rate case.

Operating Expenses. The variance was driven primarily by:

•	A $40 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above;

•
A $30 million decrease in operations and maintenance primarily due to decreased expenses that were recoverable through the energy conservation and environmental cost recovery clauses and a decrease related to prior-year nuclear decommissioning costs at Duke Energy Florida.

Other Income and Expenses, net. The variance is due to higher AFUDC-equity, primarily due to nuclear plant expenditures.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2015 and 2014 was 35.4 percent and 36.9 percent, respectively. The decrease in the effective tax rate is primarily due to an increase in AFUDC-equity.
Matters Impacting Future Results
Duke Energy is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
In April 2015, the Florida Legislature passed legislation, which is pending approval by the governor, to allow utilities to issue securitization bonds as an option to recover the costs of certain retired generation facilities. If enacted, this legislation would apply to Duke Energy Florida’s retired Crystal River Unit 3 nuclear station. Securitization of the costs of the retired Crystal River Unit 3 nuclear station would result in a reduction to Progress Energy's future results of operations and cash flows as it would no longer earn an equity return on these costs. Under the current settlement agreement with the FPSC, allowed return on equity is limited to 70 percent of the approved rate of 10.5 percent.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$1,449	$1,422	$27
Operating Expenses	1,134	1,165	(31)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	316	258	58
Other Income and Expenses, net	20	9	11
Interest Expense	60	57	3
Income Before Income Taxes	276	210	66
Income Tax Expense	93	77	16
Net Income and Comprehensive Income	$183	$133	$50
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase over prior period	2015
Residential sales	3.4%
General service sales	3.0%
Industrial sales	2.4%
Wholesale power sales	15.4%
Total sales	3.7%
Average number of customers	1.3%
Three Months Ended March 31, 2015 as Compared to March 31, 2014
Operating Revenues. The variance was driven primarily by:

•	A $34 million increase in wholesale power revenues primarily due to increased capacity rates and higher peak demand; and

•
A $17 million increase in retail pricing and rate riders, which primarily reflects increased revenues related to the energy efficiency programs and the second year base rate step-up from the 2013 North Carolina rate case.

Partially offset by:

•
A $31 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014.

Operating Expenses. The variance was driven primarily by a:

•	$35 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above.
Other Income and Expenses, net. The variance is due to higher AFUDC-equity, primarily due to nuclear plant expenditures.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2015 and 2014 was 33.8 percent and 36.6 percent, respectively. The decrease in the effective tax rate is primarily due to an increase in AFUDC-equity.
Matters Impacting Future Results
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$1,086	$1,116	$(30)
Operating Expenses	859	897	(38)
Operating Income	227	219	8
Other Income and Expenses, net	6	5	1
Interest Expense	49	49	—
Income Before Income Taxes	184	175	9
Income Tax Expense	71	67	4
Net Income	$113	$108	$5
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Wholesale power sales include both billed and unbilled sales. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (decrease) over prior period	2015
Residential sales	1.3%
General service sales	(0.4)%
Industrial sales	(5.1)%
Wholesale power sales	(38.9)%
Total sales	(2.2)%
Average number of customers	1.6%
Three Months Ended March 31, 2015 as Compared to March 31, 2014
Operating Revenues. The variance was driven primarily by:

•	A $20 million decrease in energy conservation cost recovery clause and environmental cost recovery clause revenues due to lower recovery rates in the current year; and

•	A $16 million decrease in fuel and capacity revenues primarily due to decreased usage in the current year.
Partially offset by:

•	A $12 million increase in wholesale power revenues primarily driven by increased capacity rates on contracts in the current year.
Operating Expenses. The variance was driven primarily by:

•
A $23 million decrease in operations and maintenance primarily due to decreased expenses that were recoverable through the energy conservation and environmental cost recovery clauses and a decrease related to prior-year nuclear decommissioning costs; and

•	A $13 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel prices and lower volumes.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2015 and 2014 was 38.6 percent and 38.5 percent, respectively.
Matters Impacting Future Results
In April 2015, the Florida Legislature passed legislation, which is pending approval by the governor, to allow utilities to issue securitization bonds as an option to recover the costs of certain retired generation facilities. If enacted, this legislation would apply to Duke Energy Florida’s retired Crystal River Unit 3 nuclear station. Securitization of the costs of the retired Crystal River Unit 3 nuclear station would result in an initial acceleration of cash, followed by a reduction to Regulated Utilities’ future results of operations and ongoing cash flows as it would no longer earn an equity return on these costs. Under the settlement agreement with the FPSC, the allowed return on equity for Crystal River Unit 3 is limited to 70 percent of the approved return on equity, which is currently 10.5 percent.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$586	$575	$11
Operating Expenses	481	582	(101)
Gains on Sales of Other Assets and Other, net	6	—	6
Operating Income (Loss)	111	(7)	118
Other Income and Expenses, net	3	3	—
Interest Expense	20	20	—
Income (Loss) from Continuing Operations Before Income Taxes	94	(24)	118
Income Tax Expense (Benefit) from Continuing Operations	35	(9)	44
Income (Loss) from Continuing Operations	59	(15)	74
Income (Loss) from Discontinued Operations, net of tax	90	(875)	965
Net Income (Loss)	$149	$(890)	$1,039
The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	(3.5)%
General service sales	(0.4)%
Industrial sales	0.8%
Wholesale power sales	258.5%
Total sales	4.4%
Average number of customers	0.6%
Three Months Ended March 31, 2015 as Compared to March 31, 2014
Operating Revenues. The variance was driven primarily by:

•	A $9 million increase in Kentucky wholesale revenues due to the purchase of the additional capacity in the East Bend generating station in December 2014; and

•	A $10 million increase in regulated natural gas rate riders primarily due to rate increases.
Partially offset by:

•	A $9 million decrease in regulated fuel revenues primarily driven by lower fuel costs offset by increased sales volumes.
Operating Expenses. The variance was driven primarily by a $94 million impairment taken in 2014 related to OVEC.
Gain/(Loss) on Sales of Other Assets. The variance was driven primarily by a gain on the disposition of certain nonutility assets.
Income Tax Expense/(Benefit). The variance was primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2015 and 2014 was 36.7 percent and 36.4 percent, respectively.
Discontinued Operations, Net of Tax. The variance was primarily driven by the 2014 impairment recognized for the nonregulated Midwest generation business and favorable operating results in 2015 primarily due to higher PJM capacity revenues related to higher average cleared capacity auction pricing, increased generation margins and lower depreciation expense. Included in the variance is the impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014. The foregone depreciation for the three months ended March 31, 2015 was approximately $40 million.
Matters Impacting Future Results
In 2013, a FERC Administrative Law Judge issued an initial decision that Duke Energy Ohio is responsible for costs associated with certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of Duke Energy Ohio’s withdrawal. The initial decision will be reviewed by the FERC. If the FERC upholds the initial decision, Duke Energy Ohio intends to file an appeal in federal court. If Duke Energy Ohio is deemed responsible for these costs, and if a portion of these costs is not eligible for recovery, there may be an adverse impact to its financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

Duke Energy Ohio’s nonregulated Beckjord generating station (Beckjord), a facility retired during 2014, is not subject to the recently enacted EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with coal ash, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements for additional information.
Duke Energy Ohio is the defendant in a class action lawsuit in which plaintiffs allege antitrust violations under the federal Robinson Patman Act, as well as fraud and conspiracy allegations under the federal Racketeer Influenced and Corrupt Organizations statute and the Ohio Corrupt Practices Act, which could exceed $500 million, for inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements in exchange for their withdrawal of challenges to Duke Energy Ohio’s Rate Stabilization Plan implemented in early 2005. Plaintiffs allege claims for antitrust violations and also claim to be entitled to treble damages. Trial has been set to begin on July 27, 2015. Ultimate resolution of this matter could have a material adverse effect on the results of operations, cash flows or financial position of Duke Energy Ohio. See Note 5 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
The results of operations and variance discussion is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
Results of Operations

	Three Months Ended March 31,
(in millions)	2015	2014	Variance
Operating Revenues	$788	$845	$(57)
Operating Expenses	578	630	(52)
Operating Income	210	215	(5)
Other Income and Expenses, net	5	7	(2)
Interest Expense	45	43	2
Income Before Income Taxes	170	179	(9)
Income Tax Expense	62	66	(4)
Net Income	$108	$113	$(5)
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	(6.8)%
General service sales	(1.4)%
Industrial sales	0.8%
Wholesale power sales	(9.5)%
Total sales	(1.6)%
Average number of customers	0.6%
Three Months Ended March 31, 2015 as Compared to March 31, 2014
Operating Revenues. The variance was driven primarily by:

•	A $51 million decrease in fuel revenues (including emission allowances) primarily due to a decrease in fuel rates as a result of lower fuel and purchased power costs, and lower sales volumes.
Operating Expenses. The variance was driven primarily by:

•	A $45 million decrease in fuel used in electric generation and purchased power primarily due to lower sales volumes and lower fuel prices; and

•	A $24 million decrease in property and other taxes, primarily as a result of lower sales and use tax.
Partially offset by:

•	A $15 million increase in operation and maintenance primarily due to timing and increased scope of outage work at generation plants.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the three months ended March 31, 2015 and 2014 was 36.6 percent and 36.8 percent, respectively.
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
In 2015, the Indiana Utility Regulatory Commission (IURC) is examining intervenors' allegations regarding the Edwardsport IGCC in-service date for ratemaking purposes, operational performance of the plant, the level of operating costs and financing charges associated with construction delays. The outcome of these proceedings could have an adverse impact to Regulated Utilities' financial position, results of operations and cash flows. Regulated Utilities cannot predict the outcome of these proceedings. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its domestic liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. See Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of primary sources and uses of cash for 2015-2017 and a more detailed discussion of each.
The Subsidiary Registrants generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Subsidiary Registrants, excluding Progress Energy (Parent), support their short-term borrowing needs through participation with Duke Energy and certain of its other subsidiaries in a money pool arrangement. The companies with short-term funds may provide short-term loans to affiliates participating under this arrangement.
Duke Energy and the Subsidiary Registrants, excluding Progress Energy (Parent), may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. Duke Energy’s current liabilities may at times exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.
Credit Facility and Registration Statements
Master Credit Facility Summary
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	March 31, 2015
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$7,500	$3,200	$1,200	$1,000	$900	$600	$600
Reduction to backstop issuances
Commercial paper(b)	(3,256)	(2,764)	(300)	—	(17)	(25)	(150)
Outstanding letters of credit	(66)	(60)	(4)	(1)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Available capacity	$4,062	$376	$861	$999	$882	$575	$369

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $475 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

On April 2, 2015, Duke Energy completed the sale of the nonregulated Midwest generation business to Dynegy for approximately $2.8 billion in cash. Duke Energy used the proceeds to pay down its outstanding commercial paper by approximately $1.3 billion and initiated an agreement to repurchase $1.5 billion of Duke Energy common stock under the ASR. See Notes 2 and 13 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions” and "Common Stock", respectively, for additional information.
On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy, each entered into Plea Agreements in connection with the investigation initiated by the USDOJ. Duke Energy Carolinas and Duke Energy Progress are required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet their obligations under the Plea Agreements, in addition to certain other conditions. The Plea Agreements are subject to court approval. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
PremierNotes
Duke Energy has an effective Form S-3 with the Securities and Exchange Commission (SEC) to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of March 31, 2015 and December 31, 2014 was $1,010 million and $968 million, respectively. The notes are short-term debt obligations of Duke Energy and are classified within Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

PART I

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

(in millions)	Maturity Date	Interest Rate	March 31, 2015
Unsecured Debt
Duke Energy (Parent)	April 2015	3.350%	$450
Progress Energy (Parent)	January 2016	5.625%	300
First Mortgage Bonds
Duke Energy Progress	April 2015	5.150%	300
Duke Energy Carolinas	October 2015	5.300%	500
Duke Energy Florida	November 2015	0.650%	250
Duke Energy Florida	December 2015	5.100%	300
Duke Energy Progress	December 2015	5.250%	400
Other			300
Current maturities of long-term debt			$2,800
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
Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014 for additional information).
At March 31, 2015, Duke Energy had cash and cash equivalents and short-term investments of $2.8 billion, of which $1.7 billion is held by entities domiciled in foreign jurisdictions. In December 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable that will result in the repatriation of approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. Approximately $1.2-$1.4 billion will be remitted in 2015, with the remaining amount remitted by 2022. The remittances will principally be used to support Duke Energy's dividend and growth in the domestic business. As a result of the decision to repatriate all cumulative historic undistributed foreign earnings, during the fourth quarter of 2014, Duke Energy recorded U.S. income tax expense of approximately $373 million. Duke Energy’s intention is to indefinitely reinvest prospective undistributed earnings generated by Duke Energy's foreign subsidiaries. As of March 31, 2015, the amount of unrecognized deferred tax liability related to undistributed earnings was not material. See Note 17 to the Condensed Consolidated Financial Statements, “Income Taxes,” for additional information.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2015, each of the Duke Energy Registrants was in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.
Credit Ratings
Credit ratings are intended to provide credit lenders a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold. The Duke Energy Registrants’ credit ratings are dependent on the rating agencies’ assessments of their ability to meet their debt principal and interest obligations when they come due. If, as a result of market conditions or other factors, the Duke Energy Registrants are unable to maintain current balance sheet strength, or if earnings and cash flow outlook materially deteriorate, credit ratings could be negatively impacted.
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). On April 2, 2015, S&P upgraded Duke Energy's and Progress Energy's corporate credit rating to A- from BBB+ and their unsecured credit rating to BBB+ from BBB. The unsecured credit ratings of the other Subsidiary Registrants were upgraded to A- from
BBB+.

PART I

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended March 31,
(in millions)	2015	2014
Cash flows provided by (used in):
Operating activities	$1,440	$1,373
Investing activities	(1,456)	(1,286)
Financing activities	801	(57)
Net increase in cash and cash equivalents	785	30
Cash and cash equivalents at beginning of period	2,036	1,501
Cash and cash equivalents at end of period	$2,821	$1,531
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended March 31,
(in millions)	2015	2014
Net income (loss)	$867	$(93)
Non-cash adjustments to net income (loss)	1,241	2,051
Contributions to qualified pension plans	(132)	—
Working capital	(536)	(585)
Net cash provided by operating activities	$1,440	$1,373
The variance was driven primarily due to:

•
A $150 million increase in net income after non-cash adjustments, mainly due to higher PJM capacity prices and operating margins in the Commercial Power segment, higher wholesale origination results primarily due to increases in volume and capacity rates, and higher retail pricing and rate riders, partially offset by a $132 million increase in contributions to qualified pension plans.

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended March 31,
(in millions)	2015	2014
Capital, investment and acquisition expenditures	$(1,454)	$(1,268)
Available for sale securities, net	34	37
Proceeds from sales of other assets	1	4
Other investing items	(37)	(59)
Net cash used in investing activities	$(1,456)	$(1,286)
The variance was primarily due to:

•	A $186 million increase in capital, investment and acquisition expenditures mainly due to expansion projects at the Regulated Utilities.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended March 31,
(in millions)	2015	2014
Issuance of common stock related to employee benefit plans	$15	$19
Issuance (Redemptions) of long-term debt, net	94	(412)
Notes payable and commercial paper	1,271	898
Dividends paid	(564)	(553)
Other financing items	(15)	(9)
Net cash provided by (used in) financing activities	$801	$(57)

PART I

The variance was due primarily to:

•	A $506 million increase in net issuances of long-term debt, primarily due to the timing of issuances and redemptions across years; and

•	A $373 million increase in proceeds from net issuances of notes payable and commercial paper, primarily to fund short-term working capital needs.
Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2015
Issuance Date	Maturity Date	Interest Rate	Duke Energy	Duke Energy Carolinas
First Mortgage Bonds
March 2015(a)	June 2045	3.750%	$500	$500
Total issuances			$500	$500

(a)	Proceeds will be used to redeem $500 million of first mortgage bonds due October 2015.
OTHER MATTERS
Environmental Regulations
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
The following sections outline various proposed and recently enacted regulations that may impact the Duke Energy Registrants. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation for potential coal-fired power plant retirements as a result of these proposed and final regulations. The actual compliance costs may be materially different from these estimates based on the timing and requirements of the final EPA regulations. Refer to Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Registry a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste under the Resource Conservation and Recovery Act. The regulation applies to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles. The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Duke Energy records an asset retirement obligation (ARO) when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Duke Energy Registrants impacted by the rule will record additional asset retirement obligation amounts in the second quarter of 2015. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 5 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies." The following table provides estimated cost ranges for compliance with the CCR regulation incremental to existing state statutes.

(in millions)	Range
Duke Energy	$290	–	$1,555
Duke Energy Carolinas	30	–	105
Progress Energy	40	–	235
Duke Energy Progress	40	–	235
Duke Energy Ohio	35	–	110
Duke Energy Indiana	185	–	1,105

PART I

Coal Ash Management Act of 2014
On September 20, 2014, the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) became law. The Coal Ash Act (i) establishes a Coal Ash Management Commission (Coal Ash Commission) to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities; (iii) requires closure of ash impoundments at Duke Energy Progress' Asheville and Sutton stations and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019; (iv) requires dry disposal of fly ash at active plants not retired by December 31, 2018; (v) requires dry disposal of bottom ash at active plants by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be categorized as high-risk, intermediate-risk or low-risk no later than December 31, 2015 by the North Carolina Department of Environment and Natural Resources (DENR) with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments; and (viii) enhances the level of regulation for structural fills utilizing coal ash. The Coal Ash Act includes a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Provisions of the Coal Ash Act prohibit cost recovery for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of CCR surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. Duke Energy has and will periodically submit to DENR site-specific coal ash impoundment closure plans. These plans and all associated permits must be approved by DENR before any excavation work can begin.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC.
For further information, refer to Note 5 of the Condensed Consolidated Financial Statements, “Commitments and Contingencies.”
Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule was issued on February 16, 2012. The rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants have requested and received compliance extensions for a number of its plants and have met the rule requirements where a compliance extension was not received. Strategies to achieve compliance include installation of new air emission control equipment, development of monitoring processes, fuel switching and acceleration of retirement for some coal-fired electric-generation units. For additional information, refer to Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," regarding potential plant retirements.
In April 2014, several petitions for review of the final rule were denied by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On November 25, 2014, the Supreme Court granted a petition for review based on the issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants from coal-fired and oil-fired steam electric generating units. Oral arguments were held on March 25, 2015. The Duke Energy Registrants cannot predict the outcome of the Supreme Court review of the D.C. Circuit Court decision.
Clean Water Act 316(b)
The EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 27 of the electric generating facilities the Duke Energy Registrants own and operate depending on unit retirement dates, excluding stations included in the Disposal Group. The rule allows several options for demonstrating compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2022 time frame. Petitions challenging the rule have been filed by several groups. It is unknown at this time when the courts will rule on the petitions.
Steam Electric Effluent Limitations Guidelines
On June 7, 2013, the EPA proposed Steam Electric Effluent Limitations Guidelines (ELG). The EPA is under a revised court order to finalize the rule by September 30, 2015. The EPA has proposed eight options for the rule, which vary in stringency and cost. The proposed regulation applies to seven waste streams, including wastewater from air pollution control equipment and ash transport water. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. Requirements to comply with the final rule may begin as early as late 2018 for some facilities.
Estimated Cost and Impacts of Rulemakings
The ultimate compliance requirements for currently proposed environmental regulations will not be known until all the rules have been finalized. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses, in addition to costs for replacement generation for potential coal-fired power plant retirements as a result of these regulations. The actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final regulations. The Duke Energy Registrants intend to seek rate recovery of appropriate amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

PART I

The following table provides estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants over the five years ended December 31, 2019, These costs are primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, MATS, Clean Water Act 316(b) and ELGs. The table excludes ash basin closure costs recorded as ARO.

(in millions)	Estimated 5-Year Cost
Duke Energy	$1,800
Duke Energy Carolinas	625
Progress Energy	475
Duke Energy Progress	375
Duke Energy Florida	100
Duke Energy Ohio	100
Duke Energy Indiana	600
Cross-State Air Pollution Rule
On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual sulfur dioxide (SO2) budgets and annual and seasonal nitrogen oxide (NOx) budgets that were to take effect on January 1, 2012.
On August 21, 2012, the D.C. Circuit Court vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR), which required additional reductions in SO2 and NOx emissions beginning in 2015. On April 29, 2014, the U.S. Supreme Court (Supreme Court) reversed the D.C. Circuit Court’s decision, finding that with CSAPR the EPA reasonably interpreted the good neighbor provision of the CAA. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the Supreme Court’s opinion. On October 23, 2014, the D.C. Circuit Court lifted the CSAPR stay, which allowed Phase 1 of the rule to take effect on January 1, 2015, terminating the CAIR. Where the CSAPR requirements are constraining, actions to meet the requirements could include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR will not result in Duke Energy Registrants adding new emission controls.
Additional legal challenges to the CSAPR filed in 2012, not addressed by the D.C. Circuit Court decision to vacate the CSAPR, are still ongoing. Oral arguments were held February 25, 2015. The Duke Energy Registrants cannot predict the outcome of these proceedings or how the requirements of the CSAPR may be impacted going forward.
Carbon Dioxide New Source Performance Standards
On January 8, 2014, the EPA proposed a rule to establish carbon dioxide (CO2) emissions standards for new pulverized coal, IGCC, natural gas combined cycle, and simple cycle electric generating units commencing construction on or after that date. Based on the proposal, future coal and IGCC units will be required to employ carbon capture and storage technology to meet the proposed standard.
In January 2015, the EPA announced that it would finalize the rule for new power plants in the summer of 2015. The Duke Energy Registrants do not expect a material impact on their future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal.
CO2 Existing Source Performance Standards and Standards for Reconstructed and Modified Units
On June 18, 2014, the EPA’s proposed Clean Power Plan (CPP) for regulating CO2 emissions from existing fossil fuel-fired electric generating units (EGUs) was published in the Federal Register. On the same date the EPA proposed carbon pollution standards for reconstructed and modified EGUs. The comment period ended October 16, 2014 for the reconstructed and modified proposal and December 1, 2014 for the CPP. Duke Energy submitted comments on both proposals. In January 2015 the EPA announced that it would finalize both proposals in the summer of 2015.
Once the CPP is finalized, states will be required to develop plans to implement its requirements. The CPP will not directly impose any regulatory requirements on Duke Energy Registrants. State implementation plans will include the regulatory requirements that will apply to Duke Energy Registrants. Based on the EPA’s June 18, 2014 proposal, states will have from one to three years after the CPP is finalized to submit a plan for EPA’s review. In January 2015 the EPA announced that it would also propose a federal implementation plan for public comment in the summer of 2015. A federal plan would be EPA’s plan for meeting the requirements of the CPP and could take the place of a state plan if a state either fails to submit a plan or submits a plan that is not approved by the EPA.
The EPA has proposed to phase CO2 emission reductions in over the period 2020 to 2030. The final requirements of the CPP, however, including the implementation schedule, are uncertain and could be significantly different from the proposal. In addition, it will be several years before the requirements of the subsequent state plans are known. Also unknown at this time are the requirements of any federal plan that might be imposed on states in which the Duke Energy Registrants operate should a state fail to submit a plan or have their plan disapproved by the EPA. The Duke Energy Registrants are therefore unable to predict the outcome of this rulemaking, or how it might impact them, but the impact could be significant.
Global Climate Change
For other information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.

PART I

Nuclear Matters
For other information on nuclear matters and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements, “Organization and Basis of Presentation,” for a discussion of the impact of new accounting standards.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2015, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2015, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Subsequent Events
See Note 17 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2015, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2015, see Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”
Virginia Department of Environmental Quality Civil Enforcement
In April 2015, Duke Energy Carolinas and the Virginia Department of Environmental Quality (VDEQ) announced a proposed consent order to resolve VDEQ's civil enforcement claims related to the February 2014 Dan River coal ash release. Pursuant to the terms of the proposed consent order, Duke Energy Carolinas will pay a total of $2.5 million, with a near-term $250,000 cash payment to be placed in a fund VDEQ uses to respond to environmental emergencies. The balance of the settlement amount will be satisfied through Duke Energy Carolinas funding of environmental projects in Virginia. Failure to perform sufficient funding of environmental projects will require Duke Energy Carolinas to make a cash payment in the amount of the shortfall. The settlement is subject to public notice and approval by the Virginia State Water Control Board.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors.” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the first quarter of 2015.

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
4.1
Ninety-Sixth Supplemental Indenture, dated as March 12, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Duke Energy Carolina, LLC's Current Report on Form 8-K filed on March 12, 2015, File No. 1-04928).
X
10.1
Amendment No. 2 and Consent among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., Duke Energy Progress, Inc. (f/k/a Progress Energy Carolinas, Inc.) and Duke Energy Florida, Inc. (f/k/a Progress Energy Florida, Inc.), the Lenders party hereto, the Issuing Lenders party hereto, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, dated as of January 30, 2015 (incorporated by reference to Exhibit 10.1 of registrants' Current Report on Form 8-K filed on February 5, 2015, File Nos. 1-32853, 1-04928, 1-01232, 1-03543, 1-03382 and 1-03274).
		X	X		X	X	X	X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

PART II

*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X
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

Date:	May 8, 2015	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer

Date:	May 8, 2015	/s/ BRIAN D. SAVOY
Brian D. Savoy Senior Vice President, Chief Accounting Officer and Controller