Form 10-Q
period 2015-06-30
Duke Energy CORP; Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, LLC.
filed 2015-08-07
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
________________________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, North Carolina 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, LLC (formerly DUKE ENERGY FLORIDA, INC.) (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, LLC (formerly DUKE ENERGY PROGRESS, INC.) (a North Carolina limited liability company) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, INC. (an Indiana corporation) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒	No ☐	Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☒	No ☐	Duke Energy Indiana, Inc. (Duke Energy Indiana)	Yes ☒	No ☐
Duke Energy Progress, LLC (Duke Energy Progress)	Yes ☒	No ☐

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

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒
Number of shares of Common stock outstanding at August 4, 2015:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	688,330,456
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant's common stock is indirectly owned by Duke Energy.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share amounts)	2015	2014	2015	2014
Operating Revenues
Regulated electric	$5,090	$5,138	$10,547	$10,688
Nonregulated electric and other	403	463	780	954
Regulated natural gas	96	107	327	329
Total operating revenues	5,589	5,708	11,654	11,971
Operating Expenses
Fuel used in electric generation and purchased power – regulated	1,721	1,808	3,662	3,808
Fuel used in electric generation and purchased power – nonregulated	118	126	222	262
Cost of natural gas and other	26	38	137	154
Operation, maintenance and other	1,422	1,396	2,848	2,845
Depreciation and amortization	790	762	1,567	1,517
Property and other taxes	279	311	543	661
Impairment charges	—	(16)	—	80
Total operating expenses	4,356	4,425	8,979	9,327
Gains on Sales of Other Assets and Other, net	13	6	27	7
Operating Income	1,246	1,289	2,702	2,651
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	23	33	36	69
Other income and expenses, net	72	89	146	184
Total other income and expenses	95	122	182	253
Interest Expense	403	403	806	807
Income From Continuing Operations Before Income Taxes	938	1,008	2,078	2,097
Income Tax Expense from Continuing Operations	334	282	698	621
Income From Continuing Operations	604	726	1,380	1,476
(Loss) Income From Discontinued Operations, net of tax	(57)	(113)	34	(956)
Net Income	547	613	1,414	520
Less: Net Income Attributable to Noncontrolling Interests	4	4	7	8
Net Income Attributable to Duke Energy Corporation	$543	$609	$1,407	$512

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.87	$1.02	$1.96	$2.07
Diluted	$0.87	$1.02	$1.96	$2.07
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$(0.09)	$(0.16)	$0.05	$(1.35)
Diluted	$(0.09)	$(0.16)	$0.05	$(1.35)
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.78	$0.86	$2.01	$0.72
Diluted	$0.78	$0.86	$2.01	$0.72
Weighted-average shares outstanding
Basic	692	707	700	707
Diluted	692	707	700	707

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net Income	$547	$613	$1,414	$520
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	9	28	(116)	52
Pension and OPEB adjustments	7	1	2	—
Net unrealized gains on cash flow hedges	9	—	2	—
Reclassification into earnings from cash flow hedges	1	(9)	5	(9)
Unrealized (losses) gains on available-for-sale securities	(3)	2	(3)	2
Other Comprehensive Income (Loss), net of tax	23	22	(110)	45
Comprehensive Income	570	635	1,304	565
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	4	2	9
Comprehensive Income Attributable to Duke Energy Corporation	$567	$631	$1,302	$556

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$960	$2,036
Receivables (net of allowance for doubtful accounts of $17 at June 30, 2015 and December 31, 2014)	650	791
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $55 at June 30, 2015 and $51 at December 31, 2014)	2,046	1,973
Inventory	3,469	3,459
Assets held for sale	—	364
Regulatory assets	975	1,115
Other	1,498	1,837
Total current assets	9,598	11,575
Investments and Other Assets
Investments in equity method unconsolidated affiliates	375	358
Nuclear decommissioning trust funds	5,529	5,546
Goodwill	16,328	16,321
Assets held for sale	—	2,642
Other	3,239	3,008
Total investments and other assets	25,471	27,875
Property, Plant and Equipment
Cost	107,125	104,861
Accumulated depreciation and amortization	(35,826)	(34,824)
Generation facilities to be retired, net	460	9
Net property, plant and equipment	71,759	70,046
Regulatory Assets and Deferred Debits
Regulatory assets	11,564	11,042
Other	183	171
Total regulatory assets and deferred debits	11,747	11,213
Total Assets	$118,575	$120,709
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,920	$2,271
Notes payable and commercial paper	2,162	2,514
Taxes accrued	550	569
Interest accrued	419	418
Current maturities of long-term debt	2,374	2,807
Liabilities associated with assets held for sale	—	262
Regulatory liabilities	245	204
Other	1,976	2,188
Total current liabilities	9,646	11,233
Long-Term Debt	36,795	37,213
Deferred Credits and Other Liabilities
Deferred income taxes	13,664	13,423
Investment tax credits	420	427
Accrued pension and other post-retirement benefit costs	1,152	1,145
Liabilities associated with assets held for sale	—	35
Asset retirement obligations	9,490	8,466
Regulatory liabilities	6,203	6,193
Other	1,588	1,675
Total deferred credits and other liabilities	32,517	31,364
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 688 million and 707 million shares outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	37,933	39,405
Retained earnings	2,294	2,012
Accumulated other comprehensive loss	(648)	(543)
Total Duke Energy Corporation stockholders' equity	39,580	40,875
Noncontrolling interests	37	24
Total equity	39,617	40,899
Total Liabilities and Equity	$118,575	$120,709

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,414	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,784	1,748
Equity component of AFUDC	(82)	(61)
Gains on sales of other assets	(29)	(2)
Impairment charges	37	1,388
Deferred income taxes	699	(46)
Equity in earnings of unconsolidated affiliates	(36)	(69)
Accrued pension and other post-retirement benefit costs	36	54
Contributions to qualified pension plans	(132)	—
Payments for asset retirement obligations	(125)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(29)	116
Receivables	105	(118)
Inventory	2	122
Other current assets	(161)	(451)
Increase (decrease) in
Accounts payable	(288)	(218)
Taxes accrued	(29)	(84)
Other current liabilities	(145)	(308)
Other assets	(63)	(45)
Other liabilities	(79)	73
Net cash provided by operating activities	2,879	2,619
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,062)	(2,400)
Investment expenditures	(98)	(38)
Acquisitions	(29)	(16)
Purchases of available-for-sale securities	(2,187)	(1,773)
Proceeds from sales and maturities of available-for-sale securities	2,200	1,793
Net proceeds from the sales of equity investments and other assets	2,832	119
Change in restricted cash	(3)	(6)
Other	53	(46)
Net cash used in investing activities	(294)	(2,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	574	2,088
Issuance of common stock related to employee benefit plans	16	23
Payments for the redemption of long-term debt	(1,246)	(1,757)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	287	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(664)	—
Notes payable and commercial paper	12	1,024
Distributions to noncontrolling interests	(7)	(9)
Dividends paid	(1,115)	(1,107)
Repurchase of common shares	(1,500)	—
Other	(18)	(7)
Net cash (used in) provided by financing activities	(3,661)	255
Net (decrease) increase in cash and cash equivalents	(1,076)	507
Cash and cash equivalents at beginning of period	2,036	1,501
Cash and cash equivalents at end of period	$960	$2,008
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$547	$348

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Losses on Cash Flow Hedges	Net Gains on Available-for-Sale Securities	Pension and OPEB Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	706	$1	$39,365	$2,363	$(307)	$(40)	$—	$(52)	$41,330	$78	$41,408
Net income	—	—	—	512	—	—	—	—	512	8	520
Other comprehensive income (loss)	—	—	—	—	51	(9)	2	—	44	1	45
Common stock issuances, including dividend reinvestment and employee benefits	1	—	24	—	—	—	—	—	24	—	24
Common stock dividends	—	—	—	(1,107)	—	—	—	—	(1,107)	—	(1,107)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(9)	(9)
Balance at June 30, 2014	707	$1	$39,389	$1,768	$(256)	$(49)	$2	$(52)	$40,803	$78	$40,881

Balance at December 31, 2014	707	$1	$39,405	$2,012	$(439)	$(59)	$3	$(48)	$40,875	$24	$40,899
Net income	—	—	—	1,407	—	—	—	—	1,407	7	1,414
Other comprehensive (loss) income	—	—	—	—	(111)	7	(3)	2	(105)	(5)	(110)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	28	—	—	—	—	—	28	—	28
Stock repurchase	(20)	—	(1,500)	—	—	—	—	—	(1,500)	—	(1,500)
Common stock dividends	—	—	—	(1,115)	—	—	—	—	(1,115)	—	(1,115)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other (a)	—	—	—	(10)	—	—	—	—	(10)	18	8
Balance at June 30, 2015	688	$1	$37,933	$2,294	$(550)	$(52)	$—	$(46)	$39,580	$37	$39,617

(a)	The $18 million change in Noncontrolling Interests is primarily related to an acquisition of majority interest in a solar company for an insignificant amount of cash consideration.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$1,707	$1,755	$3,608	$3,755
Operating Expenses
Fuel used in electric generation and purchased power	427	503	1,005	1,161
Operation, maintenance and other	469	463	958	950
Depreciation and amortization	261	248	510	490
Property and other taxes	67	100	137	204
Impairment charges	—	3	—	3
Total operating expenses	1,224	1,317	2,610	2,808
Operating Income	483	438	998	947
Other Income and Expenses, net	41	44	83	93
Interest Expense	106	102	208	203
Income Before Income Taxes	418	380	873	837
Income Tax Expense	153	110	316	281
Net Income	$265	$270	$557	$556
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	1	—	2
Comprehensive Income	$265	$271	$557	$558

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$28	$13
Receivables (net of allowance for doubtful accounts of $3 at June 30, 2015 and December 31, 2014)	76	129
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at June 30, 2015 and December 31, 2014)	692	647
Receivables from affiliated companies	106	75
Notes receivable from affiliated companies	700	150
Inventory	1,154	1,124
Regulatory assets	343	399
Other	54	77
Total current assets	3,153	2,614
Investments and Other Assets
Nuclear decommissioning trust funds	3,094	3,042
Other	1,041	959
Total investments and other assets	4,135	4,001
Property, Plant and Equipment
Cost	38,085	37,372
Accumulated depreciation and amortization	(13,120)	(12,700)
Net property, plant and equipment	24,965	24,672
Regulatory Assets and Deferred Debits
Regulatory assets	2,631	2,465
Other	44	42
Total regulatory assets and deferred debits	2,675	2,507
Total Assets	$34,928	$33,794
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$494	$709
Accounts payable to affiliated companies	141	154
Taxes accrued	225	146
Interest accrued	104	95
Current maturities of long-term debt	506	507
Regulatory liabilities	31	34
Other	379	434
Total current liabilities	1,880	2,079
Long-Term Debt	8,079	7,584
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	6,019	5,812
Investment tax credits	201	204
Accrued pension and other post-retirement benefit costs	109	111
Asset retirement obligations	3,604	3,428
Regulatory liabilities	2,738	2,710
Other	617	642
Total deferred credits and other liabilities	13,288	12,907
Commitments and Contingencies
Member's Equity
Member's equity	11,394	10,937
Accumulated other comprehensive loss	(13)	(13)
Total member's equity	11,381	10,924
Total Liabilities and Member's Equity	$34,928	$33,794

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$557	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	670	621
Equity component of AFUDC	(48)	(44)
Impairment charges	—	3
Deferred income taxes	184	132
Accrued pension and other post-retirement benefit costs	7	11
Contributions to qualified pension plans	(42)	—
Payments for asset retirement obligations	(60)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	3
Receivables	45	(39)
Receivables from affiliated companies	(31)	(12)
Inventory	(31)	157
Other current assets	34	(150)
Increase (decrease) in
Accounts payable	(200)	(107)
Accounts payable to affiliated companies	(13)	(5)
Taxes accrued	73	95
Other current liabilities	(33)	(57)
Other assets	58	6
Other liabilities	(49)	15
Net cash provided by operating activities	1,121	1,185
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(954)	(851)
Purchases of available-for-sale securities	(1,410)	(1,098)
Proceeds from sales and maturities of available-for-sale securities	1,410	1,087
Notes receivable from affiliated companies	(550)	(58)
Other	8	(14)
Net cash used in investing activities	(1,496)	(934)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	—
Distributions to parent	(100)	(251)
Other	(6)	—
Net cash provided by (used in) financing activities	390	(251)
Net increase in cash and cash equivalents	15	—
Cash and cash equivalents at beginning of period	13	23
Cash and cash equivalents at end of period	$28	$23
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$160	$113

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Member's Equity
(Unaudited)

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Net Losses on Available-for-Sale Securities	Total
Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350
Net income	556	—	—	556
Other comprehensive income	—	2	—	2
Distributions to parent	(251)	—	—	(251)
Balance at June 30, 2014	$10,670	$(12)	$(1)	$10,657

Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
Net income	557	—	—	557
Distributions to parent	(100)	—	—	(100)
Balance at June 30, 2015	$11,394	$(12)	$(1)	$11,381

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$2,476	$2,421	$5,012	$4,962
Operating Expenses
Fuel used in electric generation and purchased power	1,003	977	2,035	2,020
Operation, maintenance and other	568	555	1,133	1,150
Depreciation and amortization	283	281	570	557
Property and other taxes	124	137	235	288
Impairment charges	—	(17)	—	(17)
Total operating expenses	1,978	1,933	3,973	3,998
Gains on Sales of Other Assets and Other, net	6	—	14	1
Operating Income	504	488	1,053	965
Other Income and Expenses, net	19	13	46	28
Interest Expense	166	167	334	336
Income From Continuing Operations Before Taxes	357	334	765	657
Income Tax Expense From Continuing Operations	140	127	284	246
Income From Continuing Operations	217	207	481	411
Loss From Discontinued Operations, net of tax	—	(5)	(1)	(6)
Net Income	217	202	480	405
Less: Net Income Attributable to Noncontrolling Interest	2	—	5	1
Net Income Attributable to Parent	$215	$202	$475	$404

Net Income	$217	$202	$480	$405
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	—	2	1
Reclassification into earnings from cash flow hedges	1	4	(1)	4
Unrealized losses on available-for-sale securities	(1)	—	(1)	—
Other Comprehensive Income, net of tax	1	4	—	5
Comprehensive Income	218	206	480	410
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	—	5	1
Comprehensive Income Attributable to Parent	$216	$206	$475	$409

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$45	$42
Receivables (net of allowance for doubtful accounts of $5 at June 30, 2015 and $8 at December 31, 2014)	136	129
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $8 at June 30, 2015 and December 31, 2014)	854	741
Receivables from affiliated companies	114	59
Notes receivable from affiliated companies	—	220
Inventory	1,529	1,590
Regulatory assets	435	491
Other	709	1,285
Total current assets	3,822	4,557
Investments and Other Assets
Nuclear decommissioning trust funds	2,435	2,503
Goodwill	3,655	3,655
Other	803	670
Total investments and other assets	6,893	6,828
Property, Plant and Equipment
Cost	38,958	38,650
Accumulated depreciation and amortization	(13,614)	(13,506)
Generation facilities to be retired, net	460	—
Net property, plant and equipment	25,804	25,144
Regulatory Assets and Deferred Debits
Regulatory assets	5,813	5,408
Other	87	91
Total regulatory assets and deferred debits	5,900	5,499
Total Assets	$42,419	$42,028
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$689	$847
Accounts payable to affiliated companies	271	203
Notes payable to affiliated companies	945	835
Taxes accrued	209	114
Interest accrued	179	184
Current maturities of long-term debt	1,264	1,507
Regulatory liabilities	122	106
Other	918	1,021
Total current liabilities	4,597	4,817
Long-Term Debt	12,942	13,247
Deferred Credits and Other Liabilities
Deferred income taxes	4,907	4,759
Accrued pension and other post-retirement benefit costs	553	533
Asset retirement obligations	4,995	4,711
Regulatory liabilities	2,387	2,379
Other	384	406
Total deferred credits and other liabilities	13,226	12,788
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	7,467	7,467
Retained earnings	4,255	3,782
Accumulated other comprehensive loss	(41)	(41)
Total common stockholder's equity	11,681	11,208
Noncontrolling interests	(27)	(32)
Total equity	11,654	11,176
Total Liabilities and Common Stockholder's Equity	$42,419	$42,028

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$480	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	648	642
Equity component of AFUDC	(26)	(9)
(Gains) losses on sales of other assets	(14)	3
Impairment charges	—	(17)
Deferred income taxes	358	261
Accrued pension and other post-retirement benefit costs	(3)	14
Contributions to qualified pension plans	(42)	—
Payments for asset retirement obligations	(61)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	5	14
Receivables	(103)	(166)
Receivables from affiliated companies	(55)	(15)
Inventory	62	(18)
Other current assets	215	(199)
Increase (decrease) in
Accounts payable	(182)	(41)
Accounts payable to affiliated companies	68	111
Taxes accrued	94	49
Other current liabilities	(9)	(157)
Other assets	(70)	(71)
Other liabilities	(32)	(27)
Net cash provided by operating activities	1,333	779
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,170)	(888)
Purchases of available-for-sale securities	(562)	(453)
Proceeds from sales and maturities of available-for-sale securities	624	442
Notes receivable from affiliated companies	220	10
Other	4	(41)
Net cash used in investing activities	(884)	(930)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	875
Payments for the redemption of long-term debt	(549)	(473)
Notes payable to affiliated companies	110	(229)
Distributions to noncontrolling interests	(4)	(2)
Other	(3)	(40)
Net cash (used in) provided by financing activities	(446)	131
Net increase (decrease) in cash and cash equivalents	3	(20)
Cash and cash equivalents at beginning of period	42	58
Cash and cash equivalents at end of period	$45	$38
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$271	$156

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Net Gains on Available for Sale Securities	Pension and OPEB Adjustments	Common Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$—	$7,467	$3,452	$(43)	$—	$(16)	$10,860	$4	$10,864
Net income	—	—	404	—	—	—	404	1	405
Other comprehensive income	—	—	—	4	—	1	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Transfer of service company net assets to Duke Energy	—	—	(539)	—	—	—	(539)	—	(539)
Balance at June 30, 2014	$—	$7,467	$3,317	$(39)	$—	$(15)	$10,730	$3	$10,733

Balance at December 31, 2014	$—	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176
Net income	—	—	475	—		—	475	5	480
Other comprehensive (loss) income	—	—	—	(1)	(1)	2	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Other	—	—	(2)	—	—	—	(2)	4	2
Balance at June 30, 2015	$—	$7,467	$4,255	$(36)	$—	$(5)	$11,681	$(27)	$11,654

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC. (subsequently DUKE ENERGY PROGRESS, LLC)
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$1,193	$1,191	$2,642	$2,613
Operating Expenses
Fuel used in electric generation and purchased power	449	454	1,024	1,027
Operation, maintenance and other	362	347	737	728
Depreciation and amortization	163	142	315	286
Property and other taxes	35	54	67	121
Impairment charges	—	(18)	—	(18)
Total operating expenses	1,009	979	2,143	2,144
Gains on Sales of Other Assets and Other, net	—	—	1	1
Operating Income	184	212	500	470
Other Income and Expenses, net	15	7	35	16
Interest Expense	56	58	116	115
Income Before Income Taxes	143	161	419	371
Income Tax Expense	58	60	151	137
Net Income and Comprehensive Income	$85	$101	$268	$234

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC. (subsequently DUKE ENERGY PROGRESS, LLC)
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$13	$9
Receivables (net of allowance for doubtful accounts of $3 at June 30, 2015 and $7 at December 31, 2014)	49	43
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $4 at June 30, 2015 and $5 at December 31, 2014)	469	436
Receivables from affiliated companies	4	10
Notes receivable from affiliated companies	—	237
Inventory	914	966
Regulatory assets	316	287
Other	49	384
Total current assets	1,814	2,372
Investments and Other Assets
Nuclear decommissioning trust funds	1,734	1,701
Other	464	412
Total investments and other assets	2,198	2,113
Property, Plant and Equipment
Cost	24,093	24,207
Accumulated depreciation and amortization	(8,982)	(9,021)
Generation facilities to be retired, net	460	—
Net property, plant and equipment	15,571	15,186
Regulatory Assets and Deferred Debits
Regulatory assets	3,119	2,675
Other	33	34
Total regulatory assets and deferred debits	3,152	2,709
Total Assets	$22,735	$22,380
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$342	$481
Accounts payable to affiliated companies	182	120
Notes payable to affiliated companies	192	—
Taxes accrued	113	47
Interest accrued	78	81
Current maturities of long-term debt	402	945
Regulatory liabilities	74	71
Other	349	409
Total current liabilities	1,732	2,154
Long-Term Debt	5,255	5,256
Deferred Credits and Other Liabilities
Deferred income taxes	3,012	2,908
Accrued pension and other post-retirement benefit costs	281	290
Asset retirement obligations	4,262	3,905
Regulatory liabilities	1,891	1,832
Other	167	168
Total deferred credits and other liabilities	9,613	9,103
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at June 30, 2015 and December 31, 2014	2,159	2,159
Retained earnings	3,976	3,708
Total common stockholder's equity	6,135	5,867
Total Liabilities and Common Stockholder's Equity	$22,735	$22,380
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC. (subsequently DUKE ENERGY PROGRESS, LLC)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	389	368
Equity component of AFUDC	(23)	(9)
Gains on sales of other assets and other, net	(1)	(1)
Impairment charges	—	(18)
Deferred income taxes	177	156
Accrued pension and other post-retirement benefit costs	(7)	(4)
Contributions to qualified pension plans	(21)	—
Payments for asset retirement obligations	(32)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(3)	7
Receivables	(64)	(8)
Receivables from affiliated companies	6	(4)
Inventory	53	(22)
Other current assets	156	(151)
Increase (decrease) in
Accounts payable	(128)	(61)
Accounts payable to affiliated companies	62	59
Taxes accrued	66	11
Other current liabilities	(15)	(52)
Other assets	(31)	(13)
Other liabilities	(21)	(7)
Net cash provided by operating activities	831	485
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(699)	(540)
Purchases of available-for-sale securities	(319)	(269)
Proceeds from sales and maturities of available-for-sale securities	301	253
Notes receivable from affiliated companies	237	—
Other	6	(34)
Net cash used in investing activities	(474)	(590)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	650
Payments for the redemption of long-term debt	(544)	(168)
Notes payable to affiliated companies	192	(261)
Dividends to parent	—	(125)
Other	(1)	(5)
Net cash (used in) provided by financing activities	(353)	91
Net increase (decrease) in cash and cash equivalents	4	(14)
Cash and cash equivalents at beginning of period	9	21
Cash and cash equivalents at end of period	$13	$7
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$135	$113

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC. (subsequently DUKE ENERGY PROGRESS, LLC)
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

(in millions)	Common Stock	Retained Earnings	Total Equity
Balance at December 31, 2013	$2,159	$3,466	$5,625
Net income	—	234	234
Dividends to parent	—	(125)	(125)
Balance at June 30, 2014	$2,159	$3,575	$5,734

Balance at December 31, 2014	$2,159	$3,708	$5,867
Net income	—	268	268
Balance at June 30, 2015	$2,159	$3,976	$6,135

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC. (subsequently DUKE ENERGY FLORIDA, LLC)
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$1,281	$1,225	$2,367	$2,341
Operating Expenses
Fuel used in electric generation and purchased power	554	523	1,011	993
Operation, maintenance and other	202	204	390	414
Depreciation and amortization	122	139	256	271
Property and other taxes	88	83	168	167
Impairment charges	—	—	—	1
Total operating expenses	966	949	1,825	1,846
Operating Income	315	276	542	495
Other Income and Expenses, net	4	6	10	11
Interest Expense	50	50	99	99
Income Before Income Taxes	269	232	453	407
Income Tax Expense	104	90	175	157
Net Income	$165	$142	$278	$250
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	—	1
Comprehensive Income	$165	$142	$278	$251

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC. (subsequently DUKE ENERGY FLORIDA, LLC)
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$13	$8
Receivables (net of allowance for doubtful accounts of $2 at June 30, 2015 and December 31, 2014)	85	84
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $3 at June 30, 2015 and December 31, 2014)	385	305
Receivables from affiliated companies	93	40
Inventory	615	623
Regulatory assets	119	203
Other	282	521
Total current assets	1,592	1,784
Investments and Other Assets
Nuclear decommissioning trust funds	701	803
Other	283	204
Total investments and other assets	984	1,007
Property, Plant and Equipment
Cost	14,854	14,433
Accumulated depreciation and amortization	(4,625)	(4,478)
Net property, plant and equipment	10,229	9,955
Regulatory Assets and Deferred Debits
Regulatory assets	2,694	2,733
Other	37	39
Total regulatory assets and deferred debits	2,731	2,772
Total Assets	$15,536	$15,518
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$346	$365
Accounts payable to affiliated companies	73	70
Notes payable to affiliated companies	221	84
Taxes accrued	130	65
Interest accrued	45	47
Current maturities of long-term debt	562	562
Regulatory liabilities	48	35
Other	543	586
Total current liabilities	1,968	1,814
Long-Term Debt	4,293	4,298
Deferred Credits and Other Liabilities
Deferred income taxes	2,500	2,452
Accrued pension and other post-retirement benefit costs	252	221
Asset retirement obligations	733	806
Regulatory liabilities	494	547
Other	146	158
Total deferred credits and other liabilities	4,125	4,184
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par; 60 million shares authorized; 100 shares outstanding at June 30, 2015 and December 31, 2014	1,762	1,762
Retained earnings	3,388	3,460
Total common stockholder's equity	5,150	5,222
Total Liabilities and Common Stockholder's Equity	$15,536	$15,518

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC. (subsequently DUKE ENERGY FLORIDA, LLC)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$278	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	258	273
Equity component of AFUDC	(2)	—
Impairment charges	—	1
Deferred income taxes	237	84
Accrued pension and other post-retirement benefit costs	3	15
Contributions to qualified pension plans	(21)	—
Payments for asset retirement obligations	(28)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	5	3
Receivables	(40)	(82)
Receivables from affiliated companies	(53)	(4)
Inventory	10	4
Other current assets	10	(49)
Increase (decrease) in
Accounts payable	(53)	58
Accounts payable to affiliated companies	3	29
Taxes accrued	65	108
Other current liabilities	5	(94)
Other assets	(44)	(58)
Other liabilities	(19)	(29)
Net cash provided by operating activities	614	509
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(471)	(348)
Purchases of available-for-sale securities	(243)	(183)
Proceeds from sales and maturities of available-for-sale securities	323	188
Notes receivable from affiliated companies	—	(76)
Other	1	(8)
Net cash used in investing activities	(390)	(427)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	225
Payments for the redemption of long-term debt	(5)	(4)
Notes payable to affiliated companies	137	(181)
Dividends to parent	(350)	(124)
Other	(1)	(1)
Net cash used in financing activities	(219)	(85)
Net increase (decrease) in cash and cash equivalents	5	(3)
Cash and cash equivalents at beginning of period	8	16
Cash and cash equivalents at end of period	$13	$13
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$136	$44

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC. (subsequently DUKE ENERGY FLORIDA, LLC)
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Loss on Cash Flow Hedges	Total
Balance at December 31, 2013	$1,762	$3,036	$(1)	$4,797
Net income	—	250	—	250
Other comprehensive income	—	—	1	1
Dividends to parent	—	(124)	—	(124)
Balance at June 30, 2014	$1,762	$3,162	$—	$4,924

Balance at December 31, 2014	$1,762	$3,460	$—	$5,222
Net income	—	278	—	278
Dividends to parent	—	(350)	—	(350)
Balance at June 30, 2015	$1,762	$3,388	$—	$5,150

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues
Regulated electric	$299	$307	$638	$646
Nonregulated electric and other	9	(2)	23	11
Regulated natural gas	97	107	330	330
Total operating revenues	405	412	991	987
Operating Expenses
Fuel used in electric generation and purchased power – regulated	107	107	222	231
Fuel used in electric generation and purchased power – nonregulated	12	6	26	19
Cost of natural gas	12	22	109	121
Operation, maintenance and other	118	117	246	244
Depreciation and amortization	58	56	115	113
Property and other taxes	57	44	127	112
Impairment charges	—	—	—	94
Total operating expenses	364	352	845	934
Gains on Sales of Other Assets and Other, net	2	—	8	—
Operating Income	43	60	154	53
Other Income and Expenses, net	(5)	3	(2)	6
Interest Expense	18	20	38	40
Income From Continuing Operations Before Income Taxes	20	43	114	19
Income Tax Expense From Continuing Operations	7	15	42	6
Income From Continuing Operations	13	28	72	13
(Loss) Income From Discontinued Operations, net of tax	(65)	(135)	25	(1,010)
Net (Loss) Income and Comprehensive (Loss) Income	$(52)	$(107)	$97	$(997)

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$22	$20
Receivables (net of allowance for doubtful accounts of $2 at June 30, 2015 and December 31, 2014)	84	93
Receivables from affiliated companies	61	107
Notes receivable from affiliated companies	15	145
Inventory	102	97
Assets held for sale	—	316
Regulatory assets	29	49
Other	142	167
Total current assets	455	994
Investments and Other Assets
Goodwill	920	920
Assets held for sale	—	2,605
Other	16	23
Total investments and other assets	936	3,548
Property, Plant and Equipment
Cost	7,613	7,141
Accumulated depreciation and amortization	(2,496)	(2,213)
Generation facilities to be retired, net	—	9
Net property, plant and equipment	5,117	4,937
Regulatory Assets and Deferred Debits
Regulatory assets	506	512
Other	8	8
Total regulatory assets and deferred debits	514	520
Total Assets	$7,022	$9,999
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$193	$209
Accounts payable to affiliated companies	93	74
Notes payable to affiliated companies	5	491
Taxes accrued	117	163
Interest accrued	18	19
Current maturities of long-term debt	56	157
Liabilities associated with assets held for sale	—	246
Regulatory liabilities	34	10
Other	154	66
Total current liabilities	670	1,435
Long-Term Debt	1,524	1,584
Long-Term Debt Payable to Affiliated Companies	25	25
Deferred Credits and Other Liabilities
Deferred income taxes	1,330	1,765
Accrued pension and other post-retirement benefit costs	56	48
Liabilities associated with assets held for sale	—	34
Asset retirement obligations	143	27
Regulatory liabilities	247	241
Other	168	166
Total deferred credits and other liabilities	1,944	2,281
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at June 30, 2015 and December 31, 2014	762	762
Additional paid-in capital	2,870	4,782
Accumulated deficit	(773)	(870)
Total common stockholder's equity	2,859	4,674
Total Liabilities and Common Stockholder's Equity	$7,022	$9,999

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$97	$(997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	117	154
Equity component of AFUDC	(2)	(2)
Gains on sales of other assets and other, net	(8)	—
Impairment charges	40	1,438
Deferred income taxes	62	(513)
Accrued pension and other post-retirement benefit costs	4	4
Contributions to qualified pension plans	(1)	—
Payments for asset retirement obligations	(1)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(12)	139
Receivables	6	(98)
Receivables from affiliated companies	46	48
Inventory	3	(4)
Other current assets	32	(30)
Increase (decrease) in
Accounts payable	(12)	(6)
Accounts payable to affiliated companies	19	(3)
Taxes accrued	(68)	(74)
Other current liabilities	99	(9)
Other assets	19	(36)
Other liabilities	(52)	(8)
Net cash provided by operating activities	388	3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(166)	(167)
Notes receivable from affiliated companies	130	(127)
Other	(4)	—
Net cash used in investing activities	(40)	(294)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(152)	(405)
Notes payable to affiliated companies	(193)	785
Dividends to parent	—	(100)
Other	(1)	—
Net cash (used in) provided by financing activities	(346)	280
Net increase (decrease) in cash and cash equivalents	2	(11)
Cash and cash equivalents at beginning of period	20	36
Cash and cash equivalents at end of period	$22	$25
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$19	$19
Distribution of membership interest of Duke Energy SAM, LLC to parent	$1,912	$—

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2013	$762	$4,882	$(375)	$5,269
Net loss	—	—	(997)	(997)
Dividends to parent	—	(100)	—	(100)
Balance at June 30, 2014	$762	$4,782	$(1,372)	$4,172

Balance at December 31, 2014	$762	$4,782	$(870)	$4,674
Net income	—	—	97	97
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	(1,912)	—	(1,912)
Balance at June 30, 2015	$762	$2,870	$(773)	$2,859

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$686	$748	$1,474	$1,593
Operating Expenses
Fuel used in electric generation and purchased power	235	287	529	626
Operation, maintenance and other	180	159	361	325
Depreciation and amortization	107	103	211	205
Property and other taxes	19	21	18	44
Total operating expenses	541	570	1,119	1,200
Gain on Sale of Other Assets and Other, net	1	—	1	—
Operating Income	146	178	356	393
Other Income and Expenses, net	4	4	9	11
Interest Expense	43	44	88	87
Income Before Income Taxes	107	138	277	317
Income Tax Expense	39	51	101	117
Net Income	$68	$87	$176	$200
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	—	(1)	—
Comprehensive Income	$68	$87	$175	$200

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$12	$6
Receivables (net of allowance for doubtful accounts of $1 at June 30, 2015 and December 31, 2014)	86	87
Receivables from affiliated companies	109	115
Notes receivable from affiliated companies	25	—
Inventory	579	537
Regulatory assets	91	93
Other	124	326
Total current assets	1,026	1,164
Investments and Other Assets
Other	250	251
Total investments and other assets	250	251
Property, Plant and Equipment
Cost	13,667	13,034
Accumulated depreciation and amortization	(4,344)	(4,219)
Net property, plant and equipment	9,323	8,815
Regulatory Assets and Deferred Debits
Regulatory assets	707	685
Other	23	24
Total regulatory assets and deferred debits	730	709
Total Assets	$11,329	$10,939
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$165	$179
Accounts payable to affiliated companies	60	58
Notes payable to affiliated companies	—	71
Taxes accrued	33	54
Interest accrued	58	56
Current maturities of long-term debt	330	5
Regulatory liabilities	57	54
Other	90	98
Total current liabilities	793	575
Long-Term Debt	3,311	3,636
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,696	1,591
Investment tax credits	138	139
Accrued pension and other post-retirement benefit costs	82	82
Asset retirement obligations	453	32
Regulatory liabilities	776	796
Other	57	90
Total deferred credits and other liabilities	3,202	2,730
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at June 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,486	2,460
Accumulated other comprehensive income	2	3
Total common stockholder's equity	3,873	3,848
Total Liabilities and Common Stockholder's Equity	$11,329	$10,939

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	214	206
Equity component of AFUDC	(6)	(6)
Gain on sale of other assets and other, net	(1)	—
Deferred income taxes	232	45
Accrued pension and other post-retirement benefit costs	6	7
Contributions to qualified pension plans	(9)	—
Payments for asset retirement obligations	(3)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	—
Receivables	(1)	(19)
Receivables from affiliated companies	6	43
Inventory	(42)	(6)
Other current assets	87	(16)
Increase (decrease) in
Accounts payable	26	(47)
Accounts payable to affiliated companies	2	13
Taxes accrued	(21)	51
Other current liabilities	5	(4)
Other assets	(31)	(8)
Other liabilities	(43)	35
Net cash provided by operating activities	595	494
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(380)	(291)
Purchases of available-for-sale securities	(4)	(9)
Proceeds from sales and maturities of available-for-sale securities	3	6
Proceeds from the sales of other assets	14	—
Notes receivable from affiliated companies	(25)	21
Other	25	3
Net cash used in investing activities	(367)	(270)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	(1)
Notes payable to affiliated companies	(71)	—
Dividends to parent	(150)	(225)
Other	(1)	(1)
Net cash used in financing activities	(222)	(227)
Net increase (decrease) in cash and cash equivalents	6	(3)
Cash and cash equivalents at beginning of period	6	15
Cash and cash equivalents at end of period	$12	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$46	$43

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2013	$1	$1,384	$2,551	$3	$3,939
Net income	—	—	200	—	200
Dividends to parent	—	—	(225)	—	(225)
Balance at June 30, 2014	$1	$1,384	$2,526	$3	$3,914

Balance at December 31, 2014	$1	$1,384	$2,460	$3	$3,848
Net income	—	—	176	—	176
Other comprehensive loss	—	—	—	(1)	(1)
Dividends to parent	—	—	(150)	—	(150)
Balance at June 30, 2015	$1	$1,384	$2,486	$2	$3,873

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
1. ORGANIZATION AND BASIS OF PRESENTATION
NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include its subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress, formerly Duke Energy Progress, Inc.); Duke Energy Florida, LLC (Duke Energy Florida, formerly Duke Energy Florida, Inc.); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants (Duke Energy Registrants).
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
Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC. Substantially all of Duke Energy Progress’ operations qualify for regulatory accounting. On August 1, 2015, Duke Energy Progress, a North Carolina corporation, converted into a North Carolina limited liability company.
Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida is subject to the regulatory provisions of the Florida Public Service Commission (FPSC), NRC and FERC. Substantially all of Duke Energy Florida’s operations qualify for regulatory accounting. On August 1, 2015, Duke Energy Florida, a Florida corporation, converted into a Florida limited liability company.
Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, in the generation and sale of electricity in portions of Kentucky, and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the full requirements service price is recovered from retail customers. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio collectively include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy Inc. (Dynegy). See Note 2 (Midwest Generation Exit) for additional information. Substantially all of Duke Energy Ohio’s operations that remain after the sale qualify for regulatory accounting.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

BASIS OF PRESENTATION
Duke Energy completed the sale of Duke Energy Ohio's nonregulated Midwest generation business and Duke Energy Retail Sales LLC (Duke Energy Retail), a retail sales business owned by Duke Energy, to Dynegy on April 2, 2015. The results of operations of these businesses prior to the date of sale have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations for all periods presented. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these Condensed Consolidated Financial Statements exclude amounts related to discontinued operations, assets held for sale and liabilities associated with assets held for sale. See Note 2 (Midwest Generation Exit) for additional information.
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
The information in these combined notes relate to each of the Duke Energy Registrants as noted in the Index to Combined Notes to Condensed Consolidated Financial Statements. However, none of the registrants makes any representations as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself.

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

(in millions)	June 30, 2015	December 31, 2014
Duke Energy	$821	$827
Duke Energy Carolinas	314	295
Progress Energy	224	217
Duke Energy Progress	117	135
Duke Energy Florida	107	82
Duke Energy Ohio	2	—
Duke Energy Indiana	30	27
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

(in millions)	June 30, 2015	December 31, 2014
Duke Energy Ohio	$67	$79
Duke Energy Indiana	98	112

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

ACCUMULATED OTHER COMPREHENSIVE INCOME
For the three and six months ended June 30, 2015 and 2014, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Duke Energy	$97	$151	$197	$318
Duke Energy Carolinas	9	43	18	89
Progress Energy	57	74	106	151
Duke Energy Progress	4	24	8	56
Duke Energy Florida	53	50	98	95
Duke Energy Ohio	23	25	55	59
Duke Energy Indiana	8	9	18	19
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2015 and 2014 had no significant impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants.
ASC 205 – Reporting Discontinued Operations. In April 2014, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for reporting discontinued operations. A discontinued operation would be either (i) a component of an entity or a group of components of an entity that represents a separate major line of business or major geographical area of operations that either has been disposed of or is part of a single coordinated plan to be classified as held for sale or (ii) a business that, on acquisition, meets the criteria to be classified as held for sale.
For the Duke Energy Registrants, this revised accounting guidance is effective on a prospective basis for qualified disposals of components or classifications as held for sale that occur after January 1, 2015. Under the standard, the guidance is not effective for a component classified as held for sale before the effective date even if the disposal occurs after the effective date of the guidance. Duke Energy has not reported any discontinued operations under the revised accounting guidance.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by the Duke Energy Registrants, as of June 30, 2015.
ASC 606 – Revenue from Contracts with Customers. In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this revised accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update also require disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
For the Duke Energy Registrants, this revised accounting guidance is effective for interim and annual periods beginning January 1, 2017. The FASB has approved the issuance of a new ASU to allow companies a one year delay of implementation. Duke Energy is currently evaluating requirements, and the ultimate impact of the revised accounting guidance has not yet been determined.
ASC 835 – Presentation of Debt Issuance Costs. In April 2015, the FASB issued revised accounting guidance for the presentation of debt issuance costs. The core principle of this revised accounting guidance is that debt issuance costs are not assets, but adjustments to the carrying cost of debt.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

This revised accounting guidance would be effective retroactively for Duke Energy beginning January 1, 2016, but can be adopted earlier. Based on the amount of debt issuance costs reported in the Consolidated Balance Sheets as of December 31, 2014, Duke Energy would record a reduction of approximately $118 million in Regulatory Assets and Deferred Debits and Long-Term Debt. Duke Energy is currently evaluating whether implementation will occur prior to the first quarter of 2016.
2. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Purchase of NCEMPA's Generation
On July 31, 2015, Duke Energy Progress completed the purchase of North Carolina Eastern Municipal Power Agency’s (NCEMPA) ownership interests in certain generating assets, fuel and spare parts inventory jointly owned with and operated by Duke Energy Progress for approximately $1.25 billion, which exceeds the historical carrying value of the assets acquired by $350 million. This purchase acquisition adjustment is recoverable in wholesale and retail rates, as described below. The purchase resulted in the acquisition of a total of approximately 700 megawatts (MW) of generating capacity at Brunswick Nuclear Plant, Shearon Harris Nuclear Plant, Mayo Plant and Roxboro Steam Plant. In connection with this transaction, Duke Energy Progress and NCEMPA entered into a 30-year wholesale power agreement, whereby Duke Energy Progress will sell power to NCEMPA to continue to meet the needs of NCEMPA customers.
Duke Energy Progress received FERC approval for inclusion of the purchase acquisition adjustment in wholesale power formula rates on December 9, 2014. On July 8, 2015, the NCUC adopted a new rule that enables a rider mechanism for recovery of the costs to acquire, operate and maintain interests in the assets purchased as allocated to Duke Energy Progress' North Carolina retail operations, including the purchase acquisition adjustment. Duke Energy Progress plans to petition the PSCSC for an order to allow the deferral of these costs as allocated to Duke Energy Progress' South Carolina retail operations until the costs are reflected in Duke Energy Progress' retail rates in South Carolina.
DISPOSITIONS
Midwest Generation Exit
Duke Energy, through indirect subsidiaries, completed the sale of the nonregulated Midwest generation business and Duke Energy Retail (Disposal Group) to a subsidiary of Dynegy on April 2, 2015, for approximately $2.8 billion in cash. On April 1, 2015, prior to the sale, Duke Energy Ohio distributed its indirect ownership interest in the nonregulated Midwest generation business to a subsidiary of Duke Energy Corporation.
The assets and liabilities of the Disposal Group prior to the sale were included in the Commercial Portfolio (formerly Commercial Power) segment and classified as held for sale in Duke Energy's and Duke Energy Ohio's Condensed Consolidated Balance Sheet. The following table presents information related to the Duke Energy Ohio generation plants included in the Disposal Group.

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity(d)	Owned MW Capacity(d)	Ownership Interest
Stuart(a)(c)	Fossil Steam	Coal	OH	2,308	900	39%
Zimmer(a)	Fossil Steam	Coal	OH	1,300	605	46.5%
Hanging Rock	Combined Cycle	Natural Gas	OH	1,226	1,226	100%
Miami Fort (Units 7 and 8) (b)	Fossil Steam	Coal	OH	1,020	652	64%
Conesville(a)(c)	Fossil Steam	Coal	OH	780	312	40%
Washington	Combined Cycle	Natural Gas	OH	617	617	100%
Fayette	Combined Cycle	Natural Gas	PA	614	614	100%
Killen(b)(c)	Fossil Steam	Coal	OH	600	198	33%
Lee	Combustion Turbine	Natural Gas	IL	568	568	100%
Dick's Creek	Combustion Turbine	Natural Gas	OH	136	136	100%
Miami Fort	Combustion Turbine	Oil	OH	56	56	100%
Total Midwest Generation				9,225	5,884

(a)	Jointly owned with America Electric Power Generation Resources and The Dayton Power & Light Company.

(b)	Jointly owned with The Dayton Power & Light Company.

(c)	Facility was not operated by Duke Energy Ohio.

(d)	Total Megawatt (MW) capacity is based on summer capacity.
The Disposal Group also included a retail sales business owned by Duke Energy. In the second quarter of 2014, Duke Energy Ohio removed Ohio Valley Electric Corporation's (OVEC) purchase power agreement from the Disposal Group as it no longer intended to sell it with the Disposal Group. Duke Energy Ohio is seeking cost-based recovery of its contractual entitlement in OVEC in its 2014 Electric Security Plan (ESP) application. See Note 4 for information related to the 2014 ESP.
The results of operations of the Disposal Group prior to the date of sale are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Certain immaterial costs that may be eliminated as a result of the sale have remained in continuing operations. The following table presents the results of discontinued operations.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$—	$245	$543	$613
Gain (Loss) on disposition(a)	6	(20)	(37)	(1,307)

(Loss) Income before income taxes(b)	$(80)	$(184)	$67	$(1,487)
Income tax (benefit) expense	(21)	(73)	30	(539)
(Loss) Income from discontinued operations of the Disposal Group	(59)	(111)	37	(948)
Other, net of tax(c)	2	(2)	(3)	(8)
(Loss) Income from Discontinued Operations, net of tax	$(57)	$(113)	$34	$(956)

(a)
The Gain (Loss) on disposition includes impairments recorded to write down the carrying amount of the assets to the estimated fair value of the business, based on the selling price to Dynegy less cost to sell.

(b)
The (Loss) Income before income taxes includes the pretax impact of a $71 million and $81 million charge for the agreement in principle reached in a lawsuit related to the Disposal Group for the three and six months ended June 30, 2015, respectively. Refer to Note 5 for further information related to the lawsuit.

(c)
Includes other discontinued operations related to prior sales of businesses and includes indemnifications provided for certain legal, tax and environmental matters, and foreign currency translation adjustments.

Duke Energy Ohio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$—	$122	$412	$317
Loss on disposition(a)	—	(21)	(44)	(1,344)

(Loss) Income before income taxes(b)	$(88)	$(210)	$52	$(1,564)
Income tax (benefit) expense	(23)	(75)	27	(554)
(Loss) Income from Discontinued Operations, net of tax	$(65)	$(135)	$25	$(1,010)

(a)
The Loss on disposition includes impairments recorded to write down the carrying amount of the assets to the estimated fair value of the business, based on the selling price to Dynegy less cost to sell.

(b)
The (Loss) Income before income taxes includes the pretax impact of a $71 million and $81 million charge for the agreement in principle reached in a lawsuit related to the Disposal Group for the three and six months ended June 30, 2015, respectively. Refer to Note 5 for further information related to the lawsuit.

Commercial Portfolio has a revolving credit agreement (RCA) which was used to support the operations of the nonregulated Midwest generation business. Interest expense associated with the RCA was allocated to discontinued operations. No other interest expense related to corporate level debt was allocated to discontinued operations.
Duke Energy Ohio had a power purchase agreement with the Disposal Group for a portion of its standard service offer (SSO) supply requirement. The agreement and the SSO expired in May 2015. Duke Energy will also provide, and receive reimbursement for, transition services provided to Dynegy for a period of up to 12 months. The continuing cash flows are not considered direct cash flows and are not expected to be material. Duke Energy or Duke Energy Ohio will not significantly influence the operations of the Disposal Group during the transition service period.
See Notes 4 and 5 for a discussion of contingencies related to the Disposal Group that are retained by Duke Energy Ohio subsequent to the sale.
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
Operating segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance of the business.
Products and services are sold between affiliate companies and reportable segments of Duke Energy at cost. Segment assets presented in the following tables exclude all intercompany assets.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY
Duke Energy has the following reportable operating segments: Regulated Utilities, International Energy and Commercial Portfolio.
Regulated Utilities conducts electric and natural gas operations that are substantially all regulated and, accordingly, qualify for regulatory accounting treatment. These operations are primarily conducted through the Subsidiary Registrants and are subject to the rules and regulations of the FERC, NRC, NCUC, PSCSC, FPSC, PUCO, IURC and KPSC.
International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas and natural gas liquids outside the U.S. Its activities principally relate to power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company (NMC), a large regional producer of methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting.
Commercial Portfolio builds, develops and operates wind and solar renewable generation and energy transmission projects throughout the continental U.S. The segment was renamed as a result of the sale of the nonregulated Midwest generation business, as discussed in Note 2. For periods subsequent to the sale, beginning in the second quarter of 2015, certain immaterial results of operations and related assets previously presented in the Commercial Portfolio segment are presented in Regulated Utilities and Other.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of unallocated corporate interest expense, unallocated corporate costs, contributions to The Duke Energy Foundation, and the operations of Duke Energy’s wholly owned captive insurance subsidiary, Bison Insurance Company Limited (Bison).

	Three Months Ended June 30, 2015
(in millions)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,211	$287	$75	$5,573	$16	$—	$5,589
Intersegment revenues	9	—	—	9	18	(27)	—
Total revenues	$5,220	$287	$75	$5,582	$34	$(27)	$5,589
Segment income (loss)(a)(b)	$632	$52	$(33)	$651	$(48)	$(3)	$600
Add back noncontrolling interests component							4
Loss from discontinued operations, net of tax (c)							(57)
Net income							$547
Segment assets	$108,139	$3,913	$3,462	$115,514	$2,880	$181	$118,575
(a)    Other includes after-tax costs to achieve the Progress Energy merger of $14 million.

(b)
Commercial Portfolio includes state tax expense of $41 million, resulting from changes to state apportionment factors due to the sale of the Disposal Group, that does not qualify for discontinued operations. Refer to Note 2 for further information related to the sale.

(c)	Includes the after-tax impact of $46 million for the agreement in principle reached in a lawsuit related to the Disposal Group. Refer to Note 5 for further information related to the lawsuit.

	Three Months Ended June 30, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,272	$364	$64	$5,700	$8	$—	$5,708
Intersegment revenues	11	—	—	11	21	(32)	—
Total revenues	$5,283	$364	$64	$5,711	$29	$(32)	$5,708
Segment income (loss)(a)	$689	$146	$(21)	$814	$(90)	$(2)	$722
Add back noncontrolling interests component							4
Loss from discontinued operations, net of tax							(113)
Net income							$613
(a)     Other includes after-tax costs to achieve the Progress Energy merger of $38 million.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Six Months Ended June 30, 2015
(in millions)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$10,924	$560	$148	$11,632	$22	$—	$11,654
Intersegment revenues	19	—	—	19	39	(58)	—
Total revenues	$10,943	$560	$148	$11,651	$61	$(58)	$11,654
Segment income (loss)(a)(b)	$1,406	$88	$(32)	$1,462	$(85)	$(4)	$1,373
Add back noncontrolling interests component							7
Income from discontinued operations, net of tax (c)							34
Net income							$1,414
(a)    Other includes after-tax costs to achieve the Progress Energy merger of $27 million.

(b)
Commercial Portfolio includes state tax expense of $41 million, resulting from changes to state apportionment factors due to the sale of the Disposal Group, that does not qualify for discontinued operations. Refer to Note 2 for further information related to the sale.

(c)	Includes after-tax impact of $53 million for the agreement in principle reached in a lawsuit related to the Disposal Group. Refer to Note 5 for further information related to the lawsuit.

	Six Months Ended June 30, 2014
(in millions)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$11,067	$746	$145	$11,958	$13	$—	$11,971
Intersegment revenues	21	—	—	21	41	(62)	—
Total revenues	$11,088	$746	$145	$11,979	$54	$(62)	$11,971
Segment income (loss)(a)(b)	$1,426	$276	$(53)	$1,649	$(177)	$(4)	$1,468
Add back noncontrolling interest							8
Loss from discontinued operations, net of tax							(956)
Net income							$520

(a)	Commercial Portfolio includes a pretax impairment charge of $94 million related to OVEC. See Note 13 for additional information.
(b)    Other includes after-tax costs to achieve the Progress Energy merger of $72 million.
DUKE ENERGY OHIO
All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.
Duke Energy Ohio had two reportable operating segments until the sale of the nonregulated Midwest generation business, Regulated Utilities and Commercial Portfolio. Commercial Portfolio no longer qualifies as a Duke Energy Ohio reportable operating segment as a result of the sale. Refer to Note 2 for further information about the sale. Therefore, for periods subsequent to the sale, beginning in the second quarter of 2015, all of the remaining assets and related results of operations previously presented in Commercial Portfolio are presented in Regulated Utilities and Other.
Regulated Utilities transmits and distributes electricity in portions of Ohio and generates, distributes and sells electricity in portions of Kentucky. Regulated Utilities also transports and sells natural gas in portions of Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.
Other is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from OVEC's power plants. Duke Energy Ohio had no intersegment revenues for the six months ended June 30, 2015 or 2014. For additional information on related party transactions refer to Note 9.

	Three Months Ended June 30, 2015
(in millions)	Regulated Utilities	Other	Eliminations	Consolidated
Total revenues	$396	$9	$—	$405
Segment income (loss)	$19	$(6)	$—	$13
Loss from discontinued operations, net of tax (a)				(65)
Net loss				$(52)
Segment assets	$6,941	$106	$(25)	$7,022

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(a)	Includes the after-tax impact of $46 million for the agreement in principle reached in a lawsuit related to the Disposal Group. Refer to Note 5 for further information related to the lawsuit.

	Three Months Ended June 30, 2014
(in millions)	Regulated Utilities	Commercial Portfolio	Total Reportable Segments	Other	Consolidated
Total revenues	$415	$(3)	$412	$—	$412
Segment income (loss)	$47	$(14)	$33	$(5)	$28
Loss from discontinued operations, net of tax					(135)
Net loss					$(107)

	Six Months Ended June 30, 2015
(in millions)	Regulated Utilities	Commercial Portfolio	Total Reportable Segments	Other	Consolidated
Total revenues	$968	$14	$982	$9	$991
Segment income (loss)	$89	$(9)	$80	$(8)	$72
Income from discontinued operations, net of tax (a)					25
Net income					$97

(a)	Includes after-tax impact of $53 million for the agreement in principle reached in a lawsuit related to the Disposal Group. Refer to Note 5 for further information related to the lawsuit.

	Six Months Ended June 30, 2014
(in millions)	Regulated Utilities	Commercial Portfolio	Total Reportable Segments	Other	Consolidated
Total revenues	$977	$10	$987	$—	$987
Segment income (loss)(a)	$108	$(88)	$20	$(7)	$13
Loss from discontinued operations, net of tax					(1,010)
Net loss					$(997)
(a)    Commercial Portfolio includes a pretax impairment charge of $94 million related to OVEC. See Note 13 for additional information.
DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA
The remaining Subsidiary Registrants each have one reportable operating segment, Regulated Utilities, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. The following table summarizes the net loss for Other at each of these registrants.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Duke Energy Carolinas	$(10)	$(27)	$(18)	$(48)
Progress Energy(a)	(42)	(45)	(84)	(97)
Duke Energy Progress	(4)	(3)	(8)	(13)
Duke Energy Florida	(3)	(7)	(6)	(11)
Duke Energy Indiana	(2)	(4)	(4)	(7)

(a)
Other for Progress Energy also includes interest expense on corporate debt instruments of $59 million and $119 million for the three and six months ended June 30, 2015, respectively, and $60 million and $123 million for the three and six months ended June 30, 2014, respectively.

The assets of Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are substantially all included within the Regulated Utilities segment at June 30, 2015 and 2014.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. REGULATORY MATTERS
RATE RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and natural gas services within their respective states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio and Indiana), as well as sales of transmission service.
Duke Energy Carolinas
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity for the construction and operation of a 750 MW combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015, and estimates a cost to build of $600 million for its share of the facility, including allowance for funds used during construction (AFUDC). The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League and Southern Alliance for Clean Energy jointly filed a Notice of Appeal with the Court of Appeals of South Carolina seeking the court's review of the PSCSC's decision. The case has been fully briefed and is pending in the Court of Appeals. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
Sutton Black Start Combustion Turbine CPCN
On April 15, 2015, Duke Energy Progress filed a certificate of public convenience and necessity (CPCN) application with the NCUC for approval to construct an 84 MW black start combustion turbine (CT) project at the existing Sutton Plant (Sutton Black Start CT Project). The Sutton Black Start CT Project would replace three existing CTs with total capacity of 61 MW with two new 42 MW CT units with black start and fast start capability. In addition to peaking system capacity, the Sutton Black Start CT Project will provide regional black start capability and tertiary backup power services for the Brunswick Nuclear Plant. In June 2015, the Public Staff of the NCUC recommended the NCUC approve Duke Energy Progress' application. On August 3, 2015, the NCUC issued an order granting the application and requiring annual construction and cost progress reports.
Western Carolinas Modernization Plan
In May 2015, Duke Energy Progress announced a $1.1 billion plan to modernize the Western Carolinas energy system. The plan includes retiring the Asheville coal-fired plant, building a 650 MW combined-cycle natural gas power plant and installing solar generation at the site, building new transmission lines and upgrading area substations. These investments will be made within the next five years in North Carolina and South Carolina. Duke Energy is also working with the local natural gas distribution company to upgrade an existing natural gas pipeline to serve the natural gas plant. On June 24, 2015, the North Carolina governor signed into law the Mountain Energy Act of 2015 (Mountain Energy Act) which provides for an expedited CPCN process for the proposed Asheville combined-cycle project and extends certain North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) deadlines for the coal ash basin at the Asheville Plant site. The plan requires various approvals including regulatory approvals in North Carolina and South Carolina.
The carrying value of the 376 MW Asheville coal-fired plant, including associated ash basin closure costs, of $460 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheet as of June 30, 2015.
Duke Energy Florida
FERC Transmission Return on Equity Complaint
Seminole Electric Cooperative, Inc. and Florida Municipal Power Agency filed multiple complaints with the FERC alleging Duke Energy Florida's current rate of return on equity in transmission formula rates of 10.8 percent is unjust and unreasonable. The latest complaint, filed on August 12, 2014, claims the rate of return on equity should be reduced to 8.69 percent. The FERC consolidated all complaints for the purposes of settlement, hearing and decision. On July 21, 2015, the parties filed with the FERC for approval of a settlement agreement under which (i) Duke Energy Florida will pay a total of $14.1 million as refunds for all periods through December 31, 2014, (ii) the rate of return on equity will be 10 percent effective January 1, 2015, and (iii) none of the parties will seek a change in the rate of return on equity prior to January 1, 2018.
Citrus County Combined Cycle Facility
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640 MW combined-cycle natural gas plant in Citrus County, Florida. On May 5, 2015, the Florida Department of Environmental Protection approved Duke Energy Florida's Site Certification Application. The facility is expected to be commercially available in 2018 at an estimated cost of $1.5 billion, including AFUDC. Additional environmental and governmental approvals will be sought for the Citrus County project.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Purchase of Osprey Energy Center
In December 2014, Duke Energy Florida and Osprey Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), entered into an Asset Purchase and Sale Agreement for the purchase of a 599 MW combined-cycle natural gas plant in Auburndale, Florida (Osprey Plant acquisition) for approximately $166 million. On January 30, 2015, Duke Energy Florida petitioned the FPSC requesting a determination that the Osprey Plant acquisition or, alternatively, the construction of a 320 MW combustion turbine at its existing Suwannee generating facility (Suwannee project) with an estimated cost of $197 million, is the most cost-effective generation alternative to meet Duke Energy Florida's remaining generation need prior to 2018. On July 21, 2015, the FPSC approved the Osprey Plant acquisition as the most cost-effective alternative and an order is expected in August 2015. On July 24, 2015, the FERC issued an order approving the Osprey Plant acquisition. Closing of the acquisition is contingent upon the expiration of the Hart Scott Rodino waiting period and is expected to occur by the first quarter of 2017 upon the expiration of an existing Power Purchase Agreement between Calpine and Duke Energy Florida.
Crystal River Unit 3
On May 22, 2015, Duke Energy Florida petitioned the FPSC for approval to include in base rates the revenue requirement for the Crystal River Unit 3 Regulatory asset as authorized by the 2013 Revised and Restated Stipulation and Settlement Agreement (2013 Agreement). The value of the Crystal River Unit 3 Regulatory asset to be recovered is projected to be $1.298 billion at December 31, 2015. Based upon this projected value, the initial annual revenue requirement is estimated to be $170 million.
In June 2015, the Governor of Florida signed into law legislation to allow utilities to petition for a financing order for securitization of certain retired nuclear generation assets. On July 27, 2015, Duke Energy Florida petitioned the FPSC for a financing order to finance the Crystal River Unit 3 Regulatory asset with low-cost securities. If the FPSC issues an acceptable financing order and Duke Energy Florida issues the bonds, securitization would replace the base rate recovery methodology established in the 2013 Agreement described above, and would result in a lower rate impact to customers. The annual revenue requirement with securitization, subject to changes in assumed interest rates and timing of issuance of the securitization bonds, is estimated to be approximately $100 million. The FPSC is expected to hold a hearing on both the Crystal River Unit 3 Regulatory asset filing and the securitization filing in October 2015. Duke Energy Florida cannot predict the outcome of this matter.
Levy Nuclear Project
On April 16, 2015, the FPSC approved Duke Energy Florida’s petition to cease collection of the Levy Nuclear Project fixed charge beginning with the first billing cycle in May. Duke Energy Florida also sought approval to defer collection of the $54 million regulatory asset until litigation with Westinghouse Electric Co. concludes. The FPSC found that it was unnecessary to act on the request, finding that its previous order requiring the downward adjustment in projected costs primarily affected the timing of when the fixed charge would end, but that it did not disallow recovery of any costs previously determined to be prudent.
Duke Energy Ohio
2014 Electric Security Plan
In April 2015, the PUCO modified and approved Duke Energy Ohio's proposed ESP, with a three-year term and an effective date of June 1, 2015. The PUCO approved a competitive procurement process for SSO load, a distribution capital investment rider, and a tracking mechanism for incremental distribution expenses caused by major storms. The PUCO order also approved a placeholder tariff for a price stabilization rider, but denied Duke Energy Ohio's specific request to include OVEC in the rider at this time; however, the order allows Duke Energy Ohio to submit additional information to request recovery in the future. On May 4, 2015, Duke Energy Ohio filed an application for rehearing requesting the PUCO to modify or amend certain aspects of the order. On May 14, 2015, Duke Energy Ohio completed a competitive bidding process to procure a portion of the supply for its SSO load for the term of the ESP. The PUCO approved the results on May 15, 2015. On May 28, 2015, the PUCO granted all applications for rehearing filed in the case for future consideration. Duke Energy Ohio cannot predict the outcome of this matter.
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
Certain consumer groups appealed the PUCO’s decision authorizing the MGP rider to the Ohio Supreme Court and asked the court to stay implementation of the PUCO’s order and collections under the MGP rider pending their appeal. The Ohio Supreme Court granted the motion to stay and subsequently required the posting of a bond to effectuate the stay. When the bond was not posted, the PUCO approved Duke Energy Ohio’s request, in January 2015, to reinstate collections under the MGP rider and Duke Energy Ohio resumed billings. Amounts collected prior to the suspension of the rider were immaterial. On March 31, 2015, Duke Energy Ohio filed an application to adjust the MGP rider to recover remediation costs incurred in 2014. Duke Energy Ohio cannot predict the outcome of the appeal of this matter.
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
On May 25, 2011, the PUCO approved a settlement between Duke Energy Ohio, Ohio Energy Group, the Office of Ohio Consumers’ Counsel and the PUCO Staff related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Planning (MTEP) costs, including but not limited to Multi Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO.
Upon its exit from MISO on December 31, 2011, Duke Energy Ohio recorded a liability for its exit obligation and share of MTEP costs, excluding MVP. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.
As of June 30, 2015, Duke Energy Ohio had recorded obligations of $93 million related to its withdrawal from MISO and a Regulatory asset of $73 million recorded on the Condensed Consolidated Balance Sheets. MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider.
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
Any liability related to the MISO MVP matter or MTEP costs attributable to the Disposal Group was not transferred to Dynegy upon the sale of the nonregulated Midwest generation business.
FERC Transmission Return on Equity and MTEP Cost Settlement
On October 14, 2011, Duke Energy Ohio and Duke Energy Kentucky submitted with the FERC proposed modifications to the PJM Interconnection Open Access Transmission Tariff pertaining to recovery of the transmission revenue requirement as PJM transmission owners. The filing was made in connection with Duke Energy Ohio's and Duke Energy Kentucky's move from MISO to PJM effective January 1, 2012. On April 24, 2012, the FERC issued an order accepting the proposed filing effective January 1, 2012, except that the order denied a request to recover certain costs associated with the move from MISO to PJM without prejudice to the right to submit another filing seeking such recovery and including certain additional evidence, and set the rate of return on equity of 12.38 percent for settlement and hearing. On April 16, 2015, the FERC approved a settlement agreement between Duke Energy Ohio, Duke Energy Kentucky and six PJM transmission customers with load in the Duke Energy Ohio and Duke Energy Kentucky zone. The principal terms of the settlement agreement are that, effective upon the date of FERC approval, (i) the return on equity for wholesale transmission service is reduced to 11.38 percent, (ii) the settling parties agreed not to seek a change in the return on equity that would be effective prior to June 1, 2017, and (iii) Duke Energy Ohio and Duke Energy Kentucky will recover 30 percent of the wholesale portion of costs arising from their obligation to pay any portion of the costs of projects included in any MTEP that was approved prior to the date of Duke Energy Ohio's and Duke Energy Kentucky's integration into PJM.
Duke Energy Indiana
Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant
On November 20, 2007, the IURC granted Duke Energy Indiana a CPCN for the construction of the Edwardsport IGCC Plant. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. (collectively, the Joint Intervenors) were intervenors in several matters related to the Edwardsport IGCC Plant. The Edwardsport IGCC Plant was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC Plant are recovered from retail electric customers via a tracking mechanism, the IGCC rider. Updates to the IGCC rider are filed semi-annually.
The ninth semi-annual IGCC rider order was appealed by the Joint Intervenors. On September 8, 2014, the Indiana Court of Appeals remanded the IURC order in the ninth IGCC rider proceeding back to the IURC for further findings. On February 25, 2015, the IURC issued a new order upholding its prior decision and provided additional detailed findings. Joint Intervenors have appealed this remand order to the Indiana Court of Appeals.
The 10th semi-annual IGCC rider order was also appealed by the Joint Intervenors. On August 21, 2014 the Indiana Court of Appeals affirmed the IURC order in the 10th IGCC rider proceeding and on October 29, 2014 denied the Joint Intervenors' request for rehearing. The Joint Intervenors requested the Indiana Supreme Court to review the decision, which was denied on April 23, 2015, concluding the appeal.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

An order on the 11th semi-annual IGCC rider is currently pending. The 12th and 13th semi-annual IGCC riders were combined for hearings which were held in February 2015 and an order is currently pending. Issues in this proceeding include whether the IGCC plant was properly declared in service for ratemaking purposes in June 2013 and the operational performance of the plant during its initial 10 months of operations. Duke Energy Indiana has filed the 14th and 15th semi-annual IGCC rider proceedings, with a hearing scheduled in November 2015.
On April 2, 2014, the IURC established a subdocket to Duke Energy Indiana’s current fuel adjustment clause proceeding. In this fuel adjustment subdocket, the IURC intends to review underlying causes for net negative generation amounts at the Edwardsport IGCC Plant during the period September through November 2013. Duke Energy Indiana contends the net negative generation is related to the consumption of fuel and auxiliary power when the plant was in start-up or off line. In addition to the OUCC, the Duke Energy Indiana Industrial Group, Nucor Steel-Indiana, Steel Dynamics, Inc., and the Joint Intervenors are parties to the subdocket. The IURC has deferred the fuel adjustment subdocket until resolution of the 12th and 13th semi-annual IGCC rider proceedings. In addition, although the IURC approved fuel adjustment clause recovery for the period December 2013 through March 2014, it determined such fuel costs reasonably related to the operational performance of the Edwardsport IGCC Plant shall be subject to refund pending the outcome of the 12th and 13th semi-annual IGCC riders.
On August 6, 2015, the IURC granted a motion to defer ruling on all pending matters until September 15, 2015 to allow time for settlement discussions. The Commission is expected to proceed with issuance of an order if the parties do not reach a settlement agreement. Duke Energy Indiana cannot predict the outcome of the fuel adjustment clause proceedings or pending and future IGCC rider proceedings.
FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The latest complaint, filed on February 12, 2015, claims the base rate of return on equity should be reduced to 8.67 percent and requests a consolidation of complaints. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners 0.50 percent adder to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaint. Settlement procedures in the base return on equity proceeding were terminated and a hearing is scheduled for August 17, 2015. Duke Energy Indiana cannot predict the outcome of this matter.
Grid Infrastructure Improvement Plan
On August 29, 2014, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. In May 2015, the IURC denied the proposal due to an insufficient level of detailed projects and cost estimates in the plan. Duke Energy Indiana is evaluating the order and plans to file a revised infrastructure improvement plan by the end of 2015.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont Natural Gas and AGL Resources announced the formation of a company, Atlantic Coast Pipeline, LLC (ACP), to build and own the proposed Atlantic Coast Pipeline (the pipeline), a 550-mile interstate natural gas pipeline. The pipeline is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont Natural Gas. Dominion will build and operate the pipeline and will own 45 percent. Duke Energy will have a 40 percent ownership interest in ACP through its Commercial Portfolio segment. The remaining share will be owned by Piedmont Natural Gas and AGL Resources. Duke Energy Carolinas and Duke Energy Progress, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. The project will require FERC approval, which ACP will seek to secure by summer 2016. The estimated in-service date of the pipeline is late 2018.
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
East Bend Station
On December 30, 2014, Duke Energy Ohio acquired The Dayton Power and Light Company's (DP&L) 31 percent interest in East Bend Station for approximately $12.4 million. The purchase price, in accordance with FERC guidelines, was reflected with the net purchase amount as an increase to property, plant and equipment as of December 31, 2014 and with the DP&L's historical original cost as an increase to property, plant and equipment and accumulated depreciation as of June 30, 2015.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

NC WARN FERC Complaint
On December 16, 2014, North Carolina Waste Awareness and Reduction Network filed a complaint with the FERC against Duke Energy Carolinas and Duke Energy Progress that alleged (i) Duke Energy Carolinas and Duke Energy Progress manipulated the electricity market by constructing costly and unneeded generation facilities leading to unjust and unreasonable rates; (ii) Duke Energy Carolinas and Duke Energy Progress failed to comply with Order 1000 by not effectively connecting their transmission systems with neighboring utilities which also have excess capacity; (iii) the plans of Duke Energy Carolinas and Duke Energy Progress for unrealistic future growth lead to unnecessary and expensive generating plants; (iv) the FERC should investigate the practices of Duke Energy Carolinas and Duke Energy Progress and the potential benefits of having them enter into a regional transmission organization; and (v) the FERC should force Duke Energy Carolinas and Duke Energy Progress to purchase power from other utilities rather than construct wasteful and redundant power plants. NC WARN also filed a copy of the complaint with the PSCSC on January 6, 2015. In April 2015, the FERC and the PSCSC issued separate orders dismissing the NC WARN petition. On May 14, 2015, NC WARN filed with FERC a motion for reconsideration.
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years), and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina, Florida and Indiana earlier than their current estimated useful lives. These facilities do not have the requisite emission control equipment, primarily to meet United States Environmental Protection Agency (EPA) regulations recently approved or proposed.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets.

	June 30, 2015
	Duke Energy	Progress Energy(b)	Duke Energy Florida(b)	Duke Energy Indiana(c)
Capacity (in MW)	1,541	873	873	668
Remaining net book value (in millions)(a)	$237	$125	$125	$112

(a)	Remaining net book value amounts presented exclude any capitalized asset retirement costs related to closure of ash basins.

(b)	Includes Crystal River Units 1 and 2.

(c)
Includes Wabash River Units 2 through 6. Wabash River Unit 6 is being evaluated for potential conversion to natural gas. Duke Energy Indiana committed to retire or convert the Wabash River Units 2 through 5 by June 2018 in conjunction with a settlement agreement associated with the Edwardsport air permit.

In addition to evaluations based on the extent facilities are equipped to comply with environmental regulations, Duke Energy continually monitors and evaluates the appropriate generation mix and fuel diversity for its generation fleet when making retirement decisions. Duke Energy Carolinas is evaluating the potential retirement of coal-fired generating units with a net carrying value of approximately $110 million, excluding capitalized asset retirement costs related to closure of ash basins, included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets. These generating units are not included in the table above.
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
Refer to the "Western Carolinas Modernization Plan" discussion above for details of planned retirements for Duke Energy Progress.
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

	Six Months Ended June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$97	$10	$17	$5	$12	$54	$10
Provisions/adjustments	5	—	2	—	2	1	3
Cash reductions	(4)	—	(2)	(1)	(1)	(1)	(1)
Balance at end of period	$98	$10	$17	$4	$13	$54	$12

	Six Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at beginning of period	$79	$11	$27	$8	$19	$27	$7
Provisions/adjustments	9	(1)	4	3	1	5	—
Cash reductions	(6)	—	(4)	(2)	(2)	(1)	—
Balance at end of period	$82	$10	$27	$9	$18	$31	$7
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
North Carolina and South Carolina Ash Basins
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River Steam Station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river. In July 2014, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process. Total repairs and remediation expenses incurred by Duke Energy Carolinas related to the release were approximately $24 million. No additional expenses were recorded in 2015. Duke Energy Carolinas will not seek recovery of these costs from ratepayers. See the "Litigation" section below for additional information on litigation, investigations and enforcement actions related to ash basins, including the Memorandum of Plea Agreement (Plea Agreements) in connection to the North Carolina Ash Basin Grand Jury Investigation. Other costs related to the Dan River release, including pending or future state or federal civil enforcement proceedings, future regulatory directives, natural resources damages, additional pending litigation, future claims or litigation, and long-term environmental impact costs cannot be reasonably estimated at this time.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On September 20, 2014, the Coal Ash Act became law and was amended on June 24, 2015, by the Mountain Energy Act. The Coal Ash Act, as amended, (i) establishes a Coal Ash Management Commission (Coal Ash Commission) to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities; (iii) requires closure of ash impoundments at Duke Energy Progress' Sutton Plant and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019 and Duke Energy Progress' Asheville Plant no later than August 1, 2022; (iv) requires dry disposal of fly ash at active plants, excluding the Asheville Plant, not retired by December 31, 2018; (v) requires dry disposal of bottom ash at active plants, excluding the Asheville Plant, by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be categorized as high-risk, intermediate-risk or low-risk no later than December 31, 2015 by the North Carolina Department of Environment and Natural Resources (DENR) with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments; and (viii) enhances the level of regulation for structural fills utilizing coal ash. The Coal Ash Act includes a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Provisions of the Coal Ash Act prohibit cost recovery in customer rates for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal combustion residual (CCR) surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. Duke Energy has and will periodically submit to DENR site-specific coal ash impoundment closure plans or excavation plans in advance of closure plans. These plans and all associated permits must be approved by DENR before any excavation or closure work can begin.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC. In April 2015, the federal CCR rules were published and Duke Energy Carolinas subsequently executed an agreement with the conservation groups Upstate Forever and Save Our Saluda requiring Duke Energy Carolinas to remediate all active and inactive ash storage areas at the W.S. Lee Steam Station. Coal-fired generation at W.S. Lee ceased in 2014 and unit 3 is being converted to natural gas. In July 2015, Duke Energy Progress executed a consent agreement with the SCDHEC requiring the excavation of an inactive ash fill area at the Robinson Plant within eight years. The Robinson Plant and W.S. Lee Station sites are required to be closed pursuant to the recently issued CCR rule and the provisions of these consent agreements are consistent with the federal CCR closure requirements.
Asset retirement obligations are recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at June 30, 2015 based upon the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act and the agreement with SCDHEC. See Note 7 for additional information.
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles. The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. In accordance with ASC 410-20, Asset Retirement and Environmental Obligations - Asset Retirement Obligations, Duke Energy records an asset retirement obligation when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated.
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded additional asset retirement obligation amounts in the second quarter of 2015. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. See Note 7 for additional information.
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
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On January 21, 2015, the Duke Energy Defendants filed a Motion to Stay and an alternative Motion to Dismiss.

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
On March 24, 2015, Duke Energy received a shareholder litigation demand letter sent on behalf of shareholder Saul Bresalier. The letter alleges that the members of the Board of Directors and certain officers breached their fiduciary duties in their management of the Duke Energy's environmental practices, as well as in their decision-making relating to the leadership changes following the close of the Progress Energy merger in July 2012. The letter demands that the Board of Directors take action to recover damages associated with those alleged breaches of fiduciary duty; otherwise, the attorney will file a shareholder derivative action. In May 2015, counsel for the shareholder was informed that the matter had been referred to the Demand Review Committee.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Ash Basin Shareholder Securities Litigation
On May 26, 2015, Plaintiff E.F. Greenberg filed a lawsuit against the members of the Duke Energy Board of Directors (the Board) alleging violations of Section 14(a) of the Exchange Act for false or misleading statements contained in Duke Energy’s 2015 Proxy Statement. The plaintiff contends the Board caused Duke Energy to omit material facts from the 2015 Proxy Statement that a reasonable shareholder would consider important in casting a vote, especially with respect to the election of directors. Accordingly, Plaintiff alleges that shareholders were misled in casting their votes. Plaintiff seeks a determination that the 2015 Proxy Statement was false and misleading, an order from the court invalidating all votes from the Annual Meeting and requiring a revised 2015 Proxy Statement, as well as attorneys’ fees. On July 31, 2015, the defendants filed a Motion to Dismiss the case. It is not possible to predict the outcome that might occur in connection with the remaining matters.
Progress Energy Merger Shareholder Litigation
Duke Energy, the 11 members of the Board of Directors who were also members of the pre-merger Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers are defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidates three lawsuits originally filed in July 2012, and is pending in the United States District Court for the Western District of North Carolina. The plaintiffs allege federal Securities Act and Exchange Act claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in Chief Executive Officer (CEO).
On August 15, 2014 the parties reached an agreement in principle to settle the litigation. On March 10, 2015, the parties filed a Stipulation of Settlement and a Motion for Preliminary Approval of the Settlement. The court issued an order for preliminary approval of the settlement on March 25, 2015. Under the terms of the agreement, Duke Energy agreed to pay $146 million to settle the claim. On April 22, 2015, Duke Energy made a payment of $25 million into the settlement escrow account. The remainder of $121 million was paid by insurers into the settlement escrow account. Notice has been sent to members of the class and a final approval hearing is scheduled for August 12, 2015.
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
On July 18, 2011, the judge granted a defendant’s motion for summary judgment in two of five cases. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed the lower court’s decision. On April 21, 2015, the Supreme Court affirmed the U.S. Court of Appeals decision. The case has been reassigned to the same consolidated federal court proceeding in Nevada for further proceedings.
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
Brazil Generation
Record drought conditions in Brazil continue to impact Duke Energy International, Geracao Paranapanema S.A. (DEIGP) in 2015. In the midst of negotiations between the hydroelectric generators and the Brazilian federal government to find ways to mitigate the financial impact on these companies, Santo Antonio Energia (SAE), a large hydro generator, filed an independent lawsuit seeking financial relief in Brazilian federal court. In May 2015, SAE was granted an injunction by a Brazilian court limiting the financial impact of its declining hydroelectric dispatch to 95 percent of its guaranteed dispatch level. Following the court’s ruling in the SAE litigation, the Brazilian electricity dispatch authority (CCEE) announced that the electric system shortfall resulting from the court-ordered limitation of liability for SAE will be compensated on a pro-rata basis with contributions from all other hydroelectric generators in Brazil. In response, the Independent Power Producer Association (APINE), on behalf of the hydroelectric generators, filed a lawsuit against the Brazilian electricity regulatory agency seeking relief from exposure to their diminished dispatch levels similar to the relief previously granted SAE. On July 2, 2015, an injunction was granted in favor of APINE limiting the market exposure of DEIGP and other independent generators to 100 percent of the guaranteed dispatch level, until the merits of the lawsuit are determined. The decision is subject to appeal. It is not possible to predict the impact to Duke Energy, if any, from the outcome of these matters.
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
On July 10, 2015, Duke Energy Carolinas and Duke Energy Progress filed Motions for Partial Summary Judgment in the case on the basis that there is no longer either a genuine controversy or disputed material facts about the relief for seven of the 14 North Carolina plants with coal ash basins.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DENR Notices of Violation (NOV)
In August 2014, DENR issued an NOV for alleged groundwater violations at Duke Energy Progress' L.V. Sutton Plant. On March 10, 2015, DENR issued a civil penalty of approximately $25 million to Duke Energy Progress for environmental damages related to the groundwater contamination at the L.V. Sutton Plant. On April 9, 2015, Duke Energy Progress filed a Petition for Contested Case hearing in the Office of Administrative Hearings, which has been assigned to an Administrative Judge. Duke Energy Progress has appealed the penalty on the basis that DENR exceeded its statutory authority. Hearing is scheduled for October 12, 2015.
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
On March 6, 2014, the North Carolina State Court judge overturned the ruling of the EMC holding that in the case of groundwater contamination, DENR was required to issue an order to immediately eliminate the source of the contamination before an assessment of the nature, significance and extent of the contamination or the continuing damage to the groundwater was conducted. Duke Energy Carolinas, Duke Energy Progress and the EMC appealed the ruling in April 2014. On May 16, 2014, the North Carolina Court of Appeals denied a petition to stay the case during the appeal. On October 10, 2014, the parties were notified the case has been transferred to the NCSC. Oral argument was held on March 16, 2015. On June 11, 2015, the North Carolina Supreme Court issued its opinion in favor of Duke Energy Carolinas, Duke Energy Progress and the EMC and remanded the matter to the state court judge with instructions to dismiss the case.
Federal Citizens Suits
There are currently five cases filed in various North Carolina federal courts contending that the DENR state enforcement actions discussed above do not adequately address the issues raised in the notices of intent to sue related to the Riverbend, Sutton, Cape Fear, H.F. Lee and Buck plants.
On June 11, 2013, Catawba Riverkeeper Foundation, Inc. (Catawba Riverkeeper) filed a separate action in the United States Court for the Western District of North Carolina. The lawsuit contends the state enforcement action discussed above does not adequately address issues raised in Catawba Riverkeeper’s notice of intent to sue relating to the Riverbend Steam Station. On April 11, 2014, the Court denied Catawba Riverkeeper’s objections to the Magistrate Judge’s recommendation that plaintiff’s case be dismissed as well as Duke Energy Carolinas’ motion to dismiss. The Court allowed limited discovery, after which Duke Energy Carolinas may file any renewed motions to dismiss.
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
On September 3, 2014, three cases were filed by various environmental groups: (i) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Cape Fear Plant; (ii) a citizen suit in the United States Court for the Eastern District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the H.F. Lee Plant; and (iii) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Buck Steam Station. Motions to Stay or Dismiss the proceedings were filed in each of the three cases. The proceedings related to Cape Fear and H.F. Lee have been stayed. A hearing was held August 5, 2015 on the motion relating to Buck.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy, each entered into Plea Agreements in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section and the United States Attorneys for the Eastern District of North Carolina, the Middle District of North Carolina and the Western District of North Carolina (collectively, USDOJ). On May 14, 2015, the United States District Court for the Eastern District of North Carolina approved the Plea Agreements.
Under the Plea Agreements, DEBS and Duke Energy Progress pleaded guilty to four misdemeanor CWA violations related to violations at Duke Energy Progress’ H.F. Lee Steam Electric Plant, Cape Fear Steam Electric Plant and Asheville Steam Electric Generating Plant. Duke Energy Carolinas and DEBS pleaded guilty to five misdemeanor CWA violations related to violations at Duke Energy Carolinas’ Dan River Steam Station and Riverbend Steam Station. DEBS, Duke Energy Carolinas and Duke Energy Progress also agreed (i) to a five-year probation period, (ii) to pay a total of approximately $68 million in fines and restitution and $34 million for community service and mitigation (the Payments), (iii) to fund and establish environmental compliance plans subject to the oversight of a court-appointed monitor in addition to certain other conditions set out in the Plea Agreements. Duke Energy Carolinas and Duke Energy Progress also agree to each maintain $250 million under their Master Credit Facility as security to meet their obligations under the Plea Agreements. Payments under the Plea Agreements will be borne by shareholders and are not tax deductible. Duke Energy Corporation has agreed to issue a guarantee of all payments and performance due from DEBS, Duke Energy Carolinas and Duke Energy Progress, including but not limited to payments for fines, restitution, community service, mitigation and the funding of, and obligations under, the environmental compliance plans. Payment of the amounts relating to fines and restitution were made between May and July 2015. Duke Energy Carolinas and Duke Energy Progress have remaining liabilities of $18 million and $16 million, respectively, within Accounts payable on the Condensed Consolidated Balance Sheets as of June 30, 2015.
On May 14, 2015, Duke Energy reached an Interim Administrative Agreement with the U.S. Environmental Protection Agency Office of Suspension and Debarment that avoids debarment of DEBS, Duke Energy Carolinas or Duke Energy Progress with respect to all active generating facilities. The Interim Administrative Agreement imposes a number of requirements relating to environmental and ethical compliance, subject to the oversight of an independent monitor. The Plea Agreements do not cover pending civil claims related to the Dan River coal ash release and operations at other North Carolina coal plants.
Potential Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from DENR advising them not to drink water from the private wells on their land tested by DENR as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services. The criteria, in some cases, are considerably more stringent than federal drinking water standards established to protect human health and welfare. The Coal Ash Act requires additional groundwater monitoring and assessments for each of the 14 coal-fired plants in North Carolina, including sampling of private water supply wells. The data gathered through these comprehensive groundwater assessments will be used to determine whether the water quality of these private water supply wells has been adversely impacted by the ash basins. The first of these groundwater assessments was submitted to DENR on August 5, 2015. It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with claims which might be made by these residents.
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
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2015, there were 133 asserted claims for non-malignant cases with the cumulative relief sought of up to $34 million, and 66 asserted claims for malignant cases with the cumulative relief sought of up to $10 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Carolinas has recognized asbestos-related reserves of $564 million at June 30, 2015 and $575 million at December 31, 2014. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $864 million in excess of the self-insured retention. Receivables for insurance recoveries were $617 million at June 30, 2015 and $616 million at December 31, 2014. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
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
Duke Energy Ohio
Antitrust Lawsuit
In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged Duke Energy Ohio conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into nonpublic option agreements in exchange for their withdrawal of challenges to Duke Energy Ohio’s Rate Stabilization Plan implemented in early 2005. In March 2014, a federal judge certified this matter as a class action. Plaintiffs allege claims for antitrust violations under the federal Robinson Patman Act as well as fraud and conspiracy allegations under the federal Racketeer Influenced and Corrupt Organizations statute and the Ohio Corrupt Practices Act.
The parties have reached an agreement in principle to settle the case for approximately $81 million subject to the execution of definitive documents among the parties and approval by the federal court. A litigation settlement reserve was recorded for the full amount and classified as Other within Current Liabilities on Duke Energy Ohio's Condensed Consolidated Balance Sheets as of June 30, 2015. Duke Energy Ohio has recognized pretax charges in (Loss) Income From Discontinued Operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income of $71 million and $81 million for the three and six months ended June 30, 2015, respectively. See Note 2 for further discussion on the Midwest Generation Exit.
Duke Energy Indiana
Edwardsport IGCC
On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company and Bechtel Corporation in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana sought damages equaling some or all of the additional costs incurred in the construction of the project not recovered at the IURC. The arbitration hearing concluded in December 2014. On May 6, 2015, the arbitration panel issued its final decision unanimously dismissing all of Duke Energy Indiana’s claims. This ruling resolves all outstanding issues in the arbitration.
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

(in millions)	June 30, 2015	December 31, 2014
Reserves for Legal Matters
Duke Energy	$191	$323
Duke Energy Carolinas	19	72
Progress Energy	79	93
Duke Energy Progress	22	37
Duke Energy Florida	36	36
Duke Energy Ohio	81	—
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
In addition, the Duke Energy Registrants enter into various fixed-price, noncancelable commitments to purchase or sell power, take-or-pay arrangements, transportation, or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on their respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the normal purchase/normal sale (NPNS) exception does not apply. In most cases, the Duke Energy Registrants’ purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2015
Issuance Date	Maturity Date	Interest Rate	Duke Energy	Duke Energy Carolinas
First Mortgage Bonds
March 2015(a)	June 2045	3.750%	$500	$500
Total issuances			$500	$500

(a)	Proceeds will be used to redeem at maturity $500 million of first mortgage bonds due October 2015.

CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2015
Unsecured Debt
Progress Energy (Parent)	January 2016	5.625%	$300
Duke Energy Indiana	June 2016	6.05%	325
First Mortgage Bonds
Duke Energy Carolinas	October 2015	5.300%	500
Duke Energy Florida	November 2015	0.650%	250
Duke Energy Florida	December 2015	5.100%	300
Duke Energy Progress	December 2015	5.250%	400
Other			299
Current maturities of long-term debt			$2,374

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

MASTER CREDIT FACILITY
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit, variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder and as security to meet obligations under the Plea Agreements. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	June 30, 2015
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$7,500	$3,200	$1,200	$1,000	$900	$600	$600
Reduction to backstop issuances
Commercial paper(b)	(1,589)	(972)	(300)	(65)	(75)	(27)	(150)
Outstanding letters of credit	(71)	(63)	(4)	(3)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside(c)	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,224	$2,165	$611	$682	$824	$573	$369

(a)	Represents the sublimit of each borrower. Sublimits were reallocated in July 2015 to maintain adequate levels of liquidity for each borrower in light of near-term funding needs.

(b)
Duke Energy issued $475 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

(c)
On May 14, 2015, the United States District Court for the Eastern District of North Carolina approved the separate Plea Agreements entered into by Duke Energy Carolinas, Duke Energy Progress and DEBS, a wholly owned subsidiary of Duke Energy in connection with the investigation initiated by the USDOJ. Duke Energy Carolinas and Duke Energy Progress are required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet their obligations under the Plea Agreements, in addition to certain other conditions. See Note 5 for further details.

7. ASSET RETIREMENT OBLIGATIONS
COAL COMBUSTION RESIDUALS
In accordance with ASC 410-20, Asset Retirement and Environmental Obligations - Asset Retirement Obligations, Duke Energy records an asset retirement obligation (ARO) when it has a legal obligation that can be reasonably estimated to incur retirement costs associated with the retirement of a long-lived asset.
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which becomes effective six months after publication, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles. The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana were impacted by the EPA rule and recorded additional asset retirement obligation amounts during the second quarter of 2015.
The ARO amount recorded that relates to the EPA rule was based upon estimated closure costs for ash basins at seven plants located in South Carolina, Indiana and Kentucky. The amount recorded represents the discounted cash flows for estimated closure costs of these ash basins based upon probability weightings of the potential closure methods as evaluated on a site by site basis. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from the basins and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill, or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by the EPA rule and any current or future state regulation. The ARO amount will be adjusted as additional information is gained through the closure process, including acceptance and approval of compliance approaches which may change management assumptions, and may result in a material change to the balance.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table presents changes in the liability associated with asset retirement obligations for Duke Energy and the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2014(a)	$8,466	$3,428	$4,711	$3,905	$806	$27	$32
Acquisitions	9	—	—	—	—	—	—
Accretion expense(b)	171	81	97	79	18	1	6
Liabilities settled(c)	(187)	(60)	(123)	(32)	(91)	(1)	(3)
Liabilities incurred in the current year(d)(e)	983	178	270	270	—	116	418
Revisions in estimates of cash flows	48	(23)	40	40	—	—	—
Balance at June 30, 2015	$9,490	$3,604	$4,995	$4,262	$733	$143	$453

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash basins in North Carolina and South Carolina, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)
For the six months ended June 30, 2015, substantially all accretion expense relates to previously established asset retirement obligations from Duke Energy's regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to closure of ash basins in North Carolina and South Carolina and nuclear decommissioning of Crystal River Unit 3 in Florida.

(d)	Primarily relates to amounts recorded in the second quarter of 2015 as a result of the EPA's rule for disposal of CCR as solid waste.

(e)
Retail cost recovery is believed to be probable and will be pursued through the normal ratemaking process with the NCUC, PSCSC, KPSC and IURC. Wholesale cost recovery, except for Duke Energy Indiana amounts, is believed to be probable and will be pursued through the normal ratemaking process with FERC.

Asset retirement costs associated with the asset retirement obligations for operating plants and retired plants are included in Net property, plant and equipment, and Regulatory assets, respectively, on the Condensed Consolidated Balance Sheets. The following table summarizes the associated long-lived assets related to ARO liabilities incurred during the six months ended June 30, 2015.

	June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Ohio	Duke Energy Indiana
Net property, plant and equipment	$535	$—	$—	$—	$116	$418
Regulatory Assets	448	178	270	270	—	—
8. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The following table presents goodwill by reportable operating segment for Duke Energy.
Duke Energy

(in millions)	Regulated Utilities	International Energy	Commercial Portfolio	Total
Goodwill at December 31, 2014 (a)	15,950	307	64	16,321
Foreign exchange and other changes	—	(17)	—	(17)
Acquisitions	—	—	24	24
Goodwill at June 30, 2015	$15,950	$290	$88	$16,328

(a)
Excludes fully impaired Goodwill of $871 million related to the Disposal Group which was sold in the second quarter of 2015. See Note 2 for further information related to the sale of the Disposal Group. There are no other accumulated impairment charges during the periods presented.

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million is included in the Regulated Utilities operating segment and presented net of $216 million of accumulated impairment charges on the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. However, the balance of Goodwill at December 31, 2014, also included Goodwill of $1,188 million and an equal amount of accumulated impairment charges disposed of in the second quarter of 2015 related to the sale of the Commercial Portfolio's Disposal Group.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

INTANGIBLE ASSETS
During 2014, Duke Energy Ohio reduced the carrying amount of OVEC to zero. A charge of $94 million is recorded in Impairment charges on Duke Energy Ohio's Condensed Consolidated Statement of Operations. See Note 13 for additional information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$202	$217	$421	$439
Indemnification coverages(b)	6	5	12	11
Joint Dispatch Agreement (JDA) revenue(c)	14	15	40	112
Joint Dispatch Agreement (JDA) expense(c)	38	40	95	91
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$172	$200	$339	$378
Indemnification coverages(b)	9	8	19	17
JDA revenue(c)	38	40	95	91
JDA expense(c)	14	15	40	112
Duke Energy Progress
Corporate governance and shared service expenses(a)	$93	$104	$194	$200
Indemnification coverages(b)	4	4	8	9
JDA revenue(c)	38	40	95	91
JDA expense(c)	14	15	40	112
Duke Energy Florida
Corporate governance and shared service expenses(a)	$79	$97	$145	$178
Indemnification coverages(b)	5	4	11	8
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$103	$82	$188	$159
Indemnification coverages(b)	1	3	4	6
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$83	$94	$172	$199
Indemnification coverages(b)	2	3	4	5

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

In addition to the amounts presented above, the Subsidiary Registrants record the impact of other affiliate transactions in net income, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three and six months ended June 30, 2015 and 2014 for the Subsidiary Registrants.
See Note 13 for information related to the sale of receivables to an affiliate consolidated by Duke Energy.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Ohio's nonregulated indirect subsidiary, Duke Energy Commercial Asset Management (DECAM), owned generating plants included in the Disposal Group sold to Dynegy on April 2, 2015. On April 1, 2015, Duke Energy Ohio distributed its indirect ownership interest in DECAM to a Duke Energy subsidiary and non-cash settled DECAM's intercompany loan payable of $294 million. The intercompany loan payable recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets was $459 million as of December 31, 2014.
Intercompany transactions between DECAM and related parties are included in Income (Loss) From Discontinued Operations, net of tax in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income. These amounts were a net expense of $3 million and $81 million for the six months ended June 30, 2015 and 2014, respectively, and a net expense of $27 million for the three months ended June 30, 2014.
Refer to Note 2 for further information on the sale of the Disposal Group.

10. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price and interest rate risks. The primary use of energy commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Interest rate swaps are used to manage interest rate risk associated with borrowings.
All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Condensed Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting agreement is offset against the collateralized derivatives on the balance sheet. The cash impacts of settled derivatives are recorded as operating activities on the Condensed Consolidated Statements of Cash Flows.
Changes in the fair value of derivative instruments that either do not qualify for or have not been designated as hedges are reflected in current earnings or as regulatory assets or liabilities.
FAIR VALUE AND CASH FLOW HEDGES
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction effects earnings. Gains and losses reclassified out of AOCI for the three and six months ended June 30, 2015 and 2014 were immaterial.
Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.
At June 30, 2015, there were no open commodity derivative instruments designated as hedges.
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the future prices of electricity, coal and natural gas. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations.
Regulated public utilities may have cost-based rate regulations and various other cost recovery mechanisms that result in a limited exposure to market volatility of commodity fuel prices. Financial derivative contracts, where approved by the respective state regulatory commission, can be used to manage the risk of price volatility. Wholesale generating capacity used to sell electricity results in exposure to market volatility in energy-related commodity prices.
Undesignated Contracts
Undesignated contracts may include contracts not designated as a hedge because they are accounted for under Regulated Operations accounting, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts.
Mark-to-market gains or losses on contracts accounted for under Regulated Operations are deferred and recorded as Regulatory Liabilities or Regulatory Assets, respectively. The Subsidiary Registrants utilize cost-tracking mechanisms, commonly referred to as fuel adjustment clauses. These clauses allow for the recovery of fuel and fuel-related costs, including settlements of undesignated derivatives for fuel commodities, and portions of purchased power costs through surcharges on customer rates. The difference between the costs incurred and the surcharge revenues is recorded as an adjustment to Fuel used in electric generation and purchased power – regulated or as Operating Revenues – Regulated electric on the Consolidated Statements of Operations with an offsetting impact on regulatory assets or liabilities. Therefore, due to the regulatory accounting followed by our Regulated Operations for undesignated derivatives, realized and unrealized gains and losses on undesignated derivatives do not have an immediate impact on reported net income.
Mark-to-market gains and losses related to the nonregulated Midwest generation business are recorded in discontinued operations and open positions at April 2, 2015 were included in the sale of the Disposal Group. Refer to Note 2 for further information on the sale of the Disposal Group. Gains and losses on undesignated derivative contracts for nonregulated continuing operations is immaterial, including electric contracts used to hedge renewables generation in Electric Reliability Council of Texas (ERCOT), hedges for a business that is winding down by the end of 2016, and revenues during 2014 for mitigation contracts which were terminated by December 31, 2014.
Undesignated contracts expire as late as 2018.

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

	June 30, 2015
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)	75	—	—	—	—	—	18
Natural gas (millions of decatherms)	360	63	297	109	188	—	—

	December 31, 2014
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Electricity (gigawatt-hours)(a)(b)	25,370	—	—	—	—	19,141	—
Natural gas (millions of decatherms)(a)	676	35	328	116	212	313	—

(a)	Amounts at Duke Energy Ohio include volumes related to the nonregulated Midwest generation business sold during the second quarter of 2015. Refer to Note 2 for further information on the sale.

(b)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.
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
Duke’s interest rate swaps for its Regulated Utilities operations employ Regulated Operations accounting. Regulated Operations accounting records the Mark-to-Market on the swaps as Regulatory Assets or Regulatory Liabilities. The accrual of interest on the swaps is recorded as Interest Expense. Regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process.
The following table shows notional amounts for derivatives related to interest rate risk.

	June 30, 2015					December 31, 2014
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy	Progress Energy	Duke Energy Florida	Duke Energy Ohio
Cash flow hedges(a)	$714	$—	$—	$—	$—	$750	$—	$—	$—
Undesignated contracts(b)	527	500	250	250	27	277	250	250	27
Total notional amount	$1,241	$500	$250	$250	$27	$1,027	$250	$250	$27

(a)	Duke Energy includes amounts related to consolidated Variable Interest Entities (VIEs) of $509 million and $541 million at June 30, 2015 and December 31, 2014, respectively.

(b)
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

Derivative Assets	June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current Assets: Other	$27	$—	$—	$—	$—	$5	$18
Investments and Other Assets: Other	1	—	—	—	—	—	—
Current Liabilities: Other	4	1	3	—	3	—	—
Deferred Credits and Other Liabilities: Other	4	—	4	—	4	—	—
Total Derivative Assets – Commodity Contracts	$36	$1	$7	$—	$7	$5	$18
Interest Rate Contracts
Designated as Hedging Instruments
Investments and Other Assets: Other	$9	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current Assets: Other	6	—	5	2	3	—	—
Total Derivative Assets – Interest Rate Contracts	$15	$—	$5	$2	$3	$—	$—
Total Derivative Assets	$51	$1	$12	$2	$10	$5	$18

Derivative Liabilities	June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current Liabilities: Other	$233	$15	$213	$74	$139	$—	$—
Deferred Credits and Other Liabilities: Other	78	4	73	13	55	—	—
Total Derivative Liabilities – Commodity Contracts	$311	$19	$286	$87	$194	$—	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$13	$—	$—	$—	$—	$—	$—
Deferred Credits and Other Liabilities: Other	28	—	—	—	—		—
Not Designated as Hedging Instruments
Current Liabilities: Other	1	—	—	—	—	1	—
Deferred Credits and Other Liabilities: Other	16	—	10	9	1	5	—
Total Derivative Liabilities – Interest Rate Contracts	$58	$—	$10	$9	$1	$6	$—
Total Derivative Liabilities	$369	$19	$296	$96	$195	$6	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Assets	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current Assets: Other	$18	$—	$—	$—	$—	$1	$14
Current Assets: Assets held for sale	15	—	—	—	—	28	—
Investments and Other Assets: Other	3	—	—	—	—	—	—
Investments and Other Assets: Assets held for sale	15	—	—	—	—	26	—
Current Liabilities: Other	1	—	—	—	—	—	—
Current Liabilities: Assets held for sale	174	—	—	—	—	175	—
Deferred Credits and Other Liabilities: Other	2	—	—	—	—	—	—
Deferred Credits and Other Liabilities: Assets held for sale	111	—	—	—	—	111	—
Total Derivative Assets – Commodity Contracts	$339	$—	$—	$—	$—	$341	$14
Interest Rate Contracts
Designated as Hedging Instruments
Investments and Other Assets: Other	10	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current Assets: Other	2	—	2	—	2	—	—
Total Derivative Assets – Interest Rate Contracts	$12	$—	$2	$—	$2	$—	$—
Total Derivative Assets	$351	$—	$2	$—	$2	$341	$14

Derivative Liabilities	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$—	$—	$1	$1	$—	$—	$—
Not Designated as Hedging Instruments
Current Assets: Assets held for sale	—	—	—	—	—	4	—
Investments and Other Assets: Assets held for sale	—	—	—	—	—	4	—
Current Liabilities: Other	307	14	288	108	180	—	—
Current Liabilities: Assets held for sale	253	—	—	—	—	252	—
Deferred Credits and Other Liabilities: Other	91	5	80	23	57	—	—
Deferred Credits and Other Liabilities: Assets held for sale	208	—	—	—	—	207	—
Total Derivative Liabilities – Commodity Contracts	$859	$19	$369	$132	$237	$467	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$13	$—	$—	$—	$—	$—	$—
Deferred Credits and Other Liabilities: Other	29	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current Liabilities: Other	1	—	—	—	—	1	—
Deferred Credits and Other Liabilities: Other	7	—	2	—	2	5	—
Total Derivative Liabilities – Interest Rate Contracts	$50	$—	$2	$—	$2	$6	$—
Total Derivative Liabilities	$909	$19	$371	$132	$239	$473	$—

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

Derivative Assets	June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current(a)
Gross amounts recognized	$37	$1	$8	$2	$6	$5	$18
Gross amounts offset	(5)	(1)	(3)	—	(3)	—	—
Net amounts subject to master netting	32	—	5	2	3	5	18
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$32	$—	$5	$2	$3	$5	$18
Non-Current(b)
Gross amounts recognized	$14	$—	$4	$—	$4	$—	$—
Gross amounts offset	(4)	—	(4)	—	(4)	—	—
Net amounts subject to master netting	10	—	—	—	—	—	—
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$10	$—	$—	$—	$—	$—	$—

(a)	Amounts for Duke Energy Registrants, except Duke Energy and Duke Energy Ohio, are included in Other within Current Assets on the Condensed Consolidated Balance Sheets.

(b)	Amounts for Duke Energy Registrants are included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

Derivative Liabilities	June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current(c)
Gross amounts recognized	$247	$15	$213	$74	$139	$1	$—
Gross amounts offset	(19)	(1)	(17)	—	(17)	—	—
Net amounts subject to master netting	228	14	196	74	122	1	—
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$228	$14	$196	$74	$122	$1	$—
Non-Current(d)
Gross amounts recognized	$117	$4	$78	$22	$56	$5	$—
Gross amounts offset	(9)	—	(9)	—	(9)	—	—
Net amounts subject to master netting	108	4	69	22	47	5	—
Amounts not subject to master netting	5	—	5	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$113	$4	$74	$22	$47	$5	$—

(c)	Amounts for Duke Energy Registrants are included in Other within Current Liabilities on the Condensed Consolidated Balance Sheets.

(d)	Amounts for Duke Energy Registrants are included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

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

	June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$289	$—	$262	$94	$168	$—
Fair value of collateral already posted	19	—	19	—	19	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	270	—	243	94	149	—

	December 31, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$845	$19	$370	$131	$239	$456
Fair value of collateral already posted	209	—	23	—	23	186
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	407	19	347	131	216	41
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

	June 30, 2015	December 31, 2014
(in millions)	Receivables	Receivables
Duke Energy
Amounts offset against net derivative positions	$19	$145
Amounts not offset against net derivative positions	—	64
Progress Energy
Amounts offset against net derivative positions	19	23
Duke Energy Florida
Amounts offset against net derivative positions	19	23
Duke Energy Ohio
Amounts offset against net derivative positions	—	122
Amounts not offset against net derivative positions	—	64
11. INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.
TRADING SECURITIES
Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. These investments were sold prior to June 30, 2015. The fair value of these investments was $7 million at December 31, 2014.
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
Duke Energy classifies all other investments in debt and equity securities as long term, unless otherwise noted.

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
If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset-backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of June 30, 2015 and December 31, 2014.
DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$1	$—	$120	$—	$—	$136
Equity securities	1,890	31	3,654	1,926	29	3,650
Corporate debt securities	8	7	510	14	2	454
Municipal bonds	4	4	226	5	—	184
U.S. government bonds	14	3	838	19	2	978
Other debt securities	1	3	188	1	2	147
Total NDTF(c)	$1,918	$48	$5,536	$1,965	$35	$5,549
Other Investments
Cash and cash equivalents	$—	$—	$30	$—	$—	$15
Equity securities	35	—	98	34	—	96
Corporate debt securities	1	2	94	1	1	58
Municipal bonds	2	1	70	3	1	76
U.S. government bonds	—	—	55	—	—	27
Other debt securities	—	1	71	1	1	80
Total Other Investments(a)	$38	$4	$418	$39	$3	$352
Total Investments	$1,956	$52	$5,954	$2,004	$38	$5,901
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(c)
The decrease in the estimated fair value of the NDTF for the six months ended June 30, 2015, is primarily due to reimbursement from the NDTF for Duke Energy Florida's costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Plant.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2015
Due in one year or less	$86
Due after one through five years	642
Due after five through 10 years	500
Due after 10 years	824
Total	$2,052
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Realized gains	$28	$31	$130	$62
Realized losses	17	2	31	6
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$43	$—	$—	$51
Equity securities	1,061	19	2,132	1,102	17	2,162
Corporate debt securities	4	6	352	8	2	316
Municipal bonds	1	2	90	1	—	62
U.S. government bonds	4	2	329	7	1	308
Other debt securities	1	3	153	1	2	133
Total NDTF	$1,071	$32	$3,099	$1,119	$22	$3,032
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(a)	$—	$1	$3	$—	$1	$3
Total Investments	$1,071	$33	$3,102	$1,119	$23	$3,035

(a)	These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2015
Due in one year or less	$10
Due after one through five years	197
Due after five through 10 years	275
Due after 10 years	445
Total	$927

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Realized gains	$17	$29	$107	$52
Realized losses	11	1	23	2
PROGRESS ENERGY
The following table presents the estimated fair value investments in available-for-sale securities.

	June 30, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$1	$—	$77	$—	$—	$85
Equity securities	829	12	1,522	824	12	1,488
Corporate debt securities	4	1	158	6	—	138
Municipal bonds	3	2	136	4	—	122
U.S. government bonds	10	1	509	12	1	670
Other debt securities	—	—	35	—	—	14
Total NDTF(c)	$847	$16	$2,437	$846	$13	$2,517
Other Investments
Cash and cash equivalents	$—	$—	$21	$—	$—	$15
Municipal bonds	2	—	40	3	—	43
Total Other Investments(a)	$2	$—	$61	$3	$—	$58
Total Investments	$849	$16	$2,498	$849	$13	$2,575
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
The decrease in the estimated fair value of the NDTF for the six months ended June 30, 2015, is primarily due to reimbursement from the NDTF for Duke Energy Florida's costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Plant.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2015
Due in one year or less	$55
Due after one through five years	345
Due after five through 10 years	156
Due after 10 years	322
Total	$878
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Realized gains	$9	$2	$21	$9
Realized losses	5	1	6	3

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$1	$—	$47	$—	$—	$50
Equity securities	617	10	1,198	612	10	1,171
Corporate debt securities	3	1	110	5	—	97
Municipal bonds	3	2	134	4	—	120
U.S. government bonds	7	1	228	9	1	265
Other debt securities	—	—	21	—	—	8
Total NDTF	$631	$14	$1,738	$630	$11	$1,711
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Total Other Investments(a)	$—	$—	$1	$—	$—	$—
Total Investments	$631	$14	$1,739	$630	$11	$1,711
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2015
Due in one year or less	$12
Due after one through five years	142
Due after five through 10 years	106
Due after 10 years	233
Total	$493
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Realized gains	$8	$1	$17	$7
Realized losses	4	—	5	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
NDTF
Cash and cash equivalents	$—	$—	$30	$—	$—	$35
Equity securities	212	2	324	212	2	317
Corporate debt securities	1	—	48	1	—	41
Municipal bonds	—	—	2	—	—	2
U.S. government bonds	3	—	281	3	—	405
Other debt securities	—	—	14	—	—	6
Total NDTF(c)	$216	$2	$699	$216	$2	$806
Other Investments
Cash and cash equivalents	$—	$—	$9	$—	$—	$1
Municipal bonds	2	—	40	3	—	43
Total Other Investments(a)	$2	$—	$49	$3	$—	$44
Total Investments	$218	$2	$748	$219	$2	$850
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
The decrease in the estimated fair value of the NDTF for the six months ended June 30, 2015, is primarily due to reimbursement from the NDTF for Duke Energy Florida's costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Plant.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2015
Due in one year or less	$43
Due after one through five years	203
Due after five through 10 years	50
Due after 10 years	89
Total	$385
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Realized gains	$1	$1	$4	$2
Realized losses	1	—	1	1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2015			December 31, 2014
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(b)	Estimated Fair Value
Other Investments
Equity securities	$29	$—	$73	$28	$—	$71
Corporate debt securities	—	—	3	—	—	—
Municipal bonds	—	1	27	—	1	30
Total Other Investments(a)	$29	$1	$103	$28	$1	$101
Total Investments	$29	$1	$103	$28	$1	$101
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2015
Due in one year or less	$2
Due after one through five years	16
Due after five through 10 years	8
Due after 10 years	4
Total	$30
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three and six months ended June 30, 2015 and 2014.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels 1 and 2 during the three and six months ended June 30, 2015 and 2014. Transfers out of Level 3 during the three and six months ended June 30, 2015 are the result of forward commodity prices becoming observable due to the passage of time.
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
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives are primarily fair valued using internally developed discounted cash flow models which incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or nonperformance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for natural gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate fair value of natural gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
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

	June 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,654	$3,485	$1	$168
Nuclear decommissioning trust fund debt securities	1,882	517	1,365	—
Other trading and available-for-sale equity securities	98	98	—	—
Other trading and available-for-sale debt securities	320	85	230	5
Derivative assets	51	1	27	23
Total assets	6,005	4,186	1,623	196
Derivative liabilities	(369)	(1)	(368)	—
Net assets	$5,636	$4,185	$1,255	$196

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

	Three Months Ended June 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$169	$14	$183
Total pretax realized or unrealized gains (losses) included in earnings(a)	—	(6)	(6)
Purchases, sales, issuances and settlements:
Purchases	3	24	27
Sales	(3)	—	(3)
Settlements	—	(12)	(12)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	3	7
Balance at end of period	$173	$23	$196

(a)	Includes amounts related to nonregulated operations and classified as (Loss) Income From Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations.

	Three Months Ended June 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$99	$(14)	$85
Total pretax realized or unrealized gains (losses) included in earnings	—	(6)	(6)
Purchases, sales, issuances and settlements:
Purchases	15	51	66
Sales	(1)	—	(1)
Issuances	—	(1)	(1)
Settlements	—	(6)	(6)
Transfers out of Level 3 due to observability of inputs	68	2	70
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	7	(4)	3
Balance at end of period	$188	$22	$210
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(25)	$(25)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Six Months Ended June 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$156	$(1)	$155
Total pretax realized or unrealized gains (losses) included in earnings(a)	—	18	18
Purchases, sales, issuances and settlements:
Purchases	12	24	36
Sales	(4)	—	(4)
Settlements	—	(22)	(22)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	9	4	13
Balance at end of period	$173	$23	$196

(a)	Includes amounts related to nonregulated operations and classified as (Loss) Income From Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations.

	Six Months Ended June 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$13	$111
Total pretax realized or unrealized gains (losses) included in earnings	—	12	12
Purchases, sales, issuances and settlements:
Purchases	16	51	67
Sales	(2)	—	(2)
Issuances	—	(1)	(1)
Settlements	—	(45)	(45)
Transfers out of Level 3 due to observability of inputs	68	(3)	65
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	8	(5)	3
Balance at end of period	$188	$22	$210
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(25)	$(25)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	June 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,132	$1,963	$1	$168
Nuclear decommissioning trust fund debt securities	967	158	809	—
Other trading and available-for-sale debt securities	3	—	—	3
Derivative assets	1	—	1	—
Total assets	3,103	2,121	811	171
Derivative liabilities	(19)	—	(19)	—
Net assets	$3,084	$2,121	$792	$171

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,162	$2,005	$6	$151
Nuclear decommissioning trust fund debt securities	870	138	732	—
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	3,035	2,143	738	154
Derivative liabilities	(19)	—	(19)	—
Net assets	$3,016	$2,143	$719	$154

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

	Three Months Ended June 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$167	$—	$167
Purchases, sales, issuances and settlements:
Purchases	3	—	3
Issuances	(3)	—	(3)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	—	4
Balance at end of period	$171	$—	$171

	Three Months Ended June 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$82	$(4)	$78
Purchases, sales, issuances and settlements:
Purchases	15	—	15
Sales	(1)	—	(1)
Settlements	—	1	1
Transfers out of Level 3 due to observability of inputs	68	—	68
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	7	—	7
Balance at end of period	$171	$(3)	$168

	Six Months Ended June 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$154	$—	$154
Purchases, sales, issuances and settlements:
Purchases	12	—	12
Issuances	(4)	—	(4)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	9	—	9
Balance at end of period	$171	$—	$171

	Six Months Ended June 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$81	$(2)	$79
Purchases, sales, issuances and settlements:
Purchases	16	—	16
Issuances	(2)	—	(2)
Settlements	—	(1)	(1)
Transfers out of Level 3 to observability of inputs	68	—	68
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	8	—	8
Balance at end of period	$171	$(3)	$168
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	June 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,522	$1,522	$—	$—
Nuclear decommissioning trust fund debt securities	915	359	556	—
Other trading and available-for-sale debt securities	61	20	41	—
Derivative assets	12	—	12	—
Total assets	2,510	1,901	609	—
Derivative liabilities	(296)	—	(296)	—
Net assets	$2,214	$1,901	$313	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,488	$1,488	$—	$—
Nuclear decommissioning trust fund debt securities	1,029	510	519	—
Other trading and available-for-sale debt securities	58	15	43	—
Derivative assets	4	—	4	—
Total assets	2,579	2,013	566	—
Derivative liabilities	(373)	—	(373)	—
Net assets	$2,206	$2,013	$193	$—
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$—	$(3)	$—	$—
Total pretax realized or unrealized gains included in earnings	—	3	—	—
Transfers out of Level 3 due to observability of inputs	—	2	—	2
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	(2)	—	(2)
Balance at end of period	$—	$—	$—	$—

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

	June 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,198	$1,198	$—	$—
Nuclear decommissioning trust fund debt securities	540	121	419	—
Other trading and available-for-sale debt securities	1	1	—	—
Derivative assets	2	—	2	—
Total assets	1,741	1,320	421	—
Derivative liabilities	(96)	—	(96)	—
Net assets	$1,645	$1,320	$325	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,171	$1,171	$—	$—
Nuclear decommissioning trust fund debt securities	540	151	389	—
Total assets	1,711	1,322	389	—
Derivative liabilities	(132)	—	(132)	—
Net assets	$1,579	$1,322	$257	$—
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$—	$(3)	$—	$—
Total pretax realized or unrealized gains included in earnings	—	3	—	—
Balance at end of period	$—	$—	$—	$—

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

	June 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$324	$324	$—	$—
Nuclear decommissioning trust fund debt securities and other	375	238	137	—
Other trading and available-for-sale debt securities and other	49	9	40	—
Derivative assets	10	—	10	—
Total assets	758	571	187	—
Derivative liabilities	(195)	—	(195)	—
Net assets (liabilities)	$563	$571	$(8)	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$317	$317	$—	$—
Nuclear decommissioning trust fund debt securities and other	489	359	130	—
Other trading and available-for-sale debt securities and other	44	—	44	—
Derivative assets	4	—	4	—
Total assets	854	676	178	—
Derivative liabilities	(241)	—	(241)	—
Net assets (liabilities)	$613	$676	$(63)	$—
DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10.

	June 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$5	$—	$—	$5
Derivative liabilities	(6)	—	(6)	—
Net liabilities	$(1)	$—	$(6)	$5

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$49	$20	$9	$20
Derivative liabilities	(181)	(117)	(26)	(38)
Net liabilities	$(132)	$(97)	$(17)	$(18)

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

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$7	$(19)	$(18)	$(4)
Total pretax realized or unrealized gains (losses) included in earnings(a)	(4)	(13)	21	(19)
Purchases, sales, issuances and settlements:
Purchases	—	1	—	1
Sales	5	—	5	—
Settlements	(3)	—	(3)	(4)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	2	—	2
Transfers out of Level 3 due to observability of inputs	—	1	—	(4)
Balance at end of period	$5	$(28)	$5	$(28)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at June 30, 2014	$—	$—	$—	(27)

(a)
Includes amounts related to nonregulated operations and classified as (Loss) Income From Discontinued Operations, net of tax in Duke Energy Ohio's Condensed Consolidated Statements of Operations and Comprehensive Income.

DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	June 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$73	$73	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	18	1	—	17
Net assets	$121	$74	$30	$17

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$71	$71	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	14	—	—	14
Net assets	$115	$71	$30	$14

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

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$3	$7	$14	$12
Total pretax realized or unrealized gains (losses) included in earnings	—	—	—	27
Purchases, sales, issuances and settlements:
Purchases	18	49	18	49
Settlements	(10)	(7)	(19)	(38)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	6	(4)	4	(5)
Balance at end of period	$17	$45	$17	$45
QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2015
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Swing options	1	Discounted cash flow	Forward capacity option curves – price per MMBtu	$13.85	–	$113.10
Financial transmission rights (FTRs)	22	RTO auction pricing	FTR price – per MWh	(1.72)	–	8.85
Total Level 3 derivatives	$23
Duke Energy Ohio
FTRs	5	RTO auction pricing	FTR price – per MWh	0.07	–	4.09
Duke Energy Indiana
FTRs	$17	RTO auction pricing	FTR price – per MWh	(1.72)	–	8.85

	December 31, 2014
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(5)	Discounted cash flow	Forward natural gas curves – price per MMBtu	$2.12	–	$4.35
Financial transmission rights (FTRs)	14	RTO auction pricing	FTR price – per MWh	(1.92)	–	9.86
Electricity contracts	(1)	Discounted cash flow	Forward electricity curves – price per MWh	25.16	–	51.75
Commodity capacity option contracts	2	Discounted cash flow	Forward capacity option curves – price per MW day	21.00	–	109.00
Commodity contract reserves	(11)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(1)
Duke Energy Ohio
Electricity contracts	$(6)	Discounted cash flow	Forward electricity curves – price per MWh	25.25	–	51.75
Natural gas contracts	(5)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.12	–	4.35
Commodity contract reserves	(7)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(18)
Duke Energy Indiana
FTRs	$14	RTO auction pricing	FTR price – per MWh	(1.92)	–	9.86

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

	June 30, 2015		December 31, 2014
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$39,169	$42,276	$40,020	$44,566
Duke Energy Carolinas	8,885	9,695	8,391	9,626
Progress Energy	14,206	15,689	14,754	16,951
Duke Energy Progress	5,657	5,881	6,201	6,696
Duke Energy Florida	4,855	5,507	4,860	5,767
Duke Energy Ohio	1,605	1,760	1,766	1,970
Duke Energy Indiana	3,791	4,259	3,791	4,456
At both June 30, 2015 and December 31, 2014, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2015 and the year ended December 31, 2014, or is expected to be provided in the future, that was not previously contractually required.

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

	June 30, 2015
	Duke Energy
	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida
(in millions)	DERF	DEPR(c)	DEFR(c)	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$692	$469	$385	$467	$13	$20	$2,046
Other	—	—	1	—	83	8	92
Investments and Other Assets
Other	—	—	—	—	24	11	35
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	1,856	20	1,876
Accumulated depreciation and amortization	—	—	—	—	(285)	(6)	(291)
Regulatory Assets and Deferred Debits
Other	1	1	1	—	38	(2)	39
Total assets	$693	$470	$387	$467	$1,729	$51	$3,797
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$2	$—	$2
Taxes accrued	3	2	1	—	4	—	10
Current maturities of long-term debt	—	—	—	—	73	18	91
Other	—	—	—	—	14	6	20
Long-Term Debt(b)	400	300	225	314	917	7	2,163
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	264	—	264
Asset retirement obligations	—	—	—	—	30	—	30
Other	—	—	—	—	31	1	32
Total liabilities	$403	$302	$226	$314	$1,335	$32	$2,612
Net assets of consolidated variable interest entities	$290	$168	$161	$153	$394	$19	$1,185
(a)    Restricted as collateral for nonrecourse debt of VIEs.
(b)    Nonrecourse to the general assets of the applicable registrant.

(c)	The amount for Progress Energy is equal to the sum of the amounts for Duke Energy Progress Receivables Company, LLC (DEPR) and Duke Energy Florida Receivables Company, LLC (DEFR).

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
(a)    Restricted as collateral for nonrecourse debt of VIEs.
(b)    Nonrecourse to the general assets of the applicable registrant.

(c)	The amount for Progress Energy is equal to the sum of the amounts for DEPR and DEFR.
The obligations of these VIEs are nonrecourse to Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida. These entities have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
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
NON-CONSOLIDATED VIEs
The following tables include VIEs not consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	June 30, 2015
	Duke Energy			Duke Energy Ohio	Duke Energy Indiana
(in millions)	Renewables	Other	Total
Receivables	$—	$—	$—	$52	$80
Investments in equity method unconsolidated affiliates	149	98	247	—	$—
Investments and other assets	—	1	1	—	—
Total assets	$149	$99	$248	$52	$80
Other current liabilities	$—	$3	$3	$—	$—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$17	$17	$—	$—
Net assets	$149	$82	$231	$52	$80

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
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities. For more information on various guarantees, refer to Note 5, "Commitments and Contingencies."
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

Duke Energy has a 40 percent equity interest and a 7.5 percent equity interest in ACP and Sabal Trail Transmission, LLC (Sabal Trail), respectively. These entities are considered VIEs as their equity is not sufficient to permit the entities to finance their activities without additional subordinated financial support. The activity that most significantly impacts the economic performance of both ACP and Sabal Trail is construction. Duke Energy does not control these activities and therefore does not consolidate ACP or Sabal Trail.

OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. Proposed environmental rule-making could increase the costs of OVEC, which would be passed through to Duke Energy Ohio. In 2014, Duke Energy Ohio recorded a $94 million impairment related to OVEC.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2015	2014	2015	2014
Anticipated credit loss ratio	0.6%	0.6%	0.3%	0.3%
Discount rate	1.2%	1.2%	1.2%	1.2%
Receivable turnover rate	12.8%	12.8%	10.6%	10.5%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Receivables sold	$228	$273	$279	$310
Less: Retained interests	52	91	80	113
Net receivables sold	$176	$182	$199	$197
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Sales
Receivables sold	$425	$487	$1,069	$1,228	$637	$679	$1,353	$1,434
Loss recognized on sale	2	2	5	6	2	2	5	5
Cash flows
Cash proceeds from receivables sold	467	544	1,107	1,267	660	713	1,382	1,474
Collection fees received	1	1	1	1	1	1	1	1
Return received on retained interests	1	1	2	3	1	1	3	3
Cash flows from sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted-average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end London Interbank Offered Rate (LIBOR) plus a fixed rate of 1.00 percent.
14. COMMON STOCK
Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common shares during the restricted stock unit’s vesting periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Income from continuing operations attributable to Duke Energy common shareholders	$600	$720	$1,372	$1,464
Weighted-average shares outstanding – basic	692	707	700	707
Weighted-average shares outstanding – diluted	692	707	700	707
Earnings per share from continuing operations attributable to Duke Energy common shareholders
Basic	$0.87	$1.02	$1.96	$2.07
Diluted	$0.87	$1.02	$1.96	$2.07
Potentially dilutive shares excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.795	$0.78	$1.59	$1.56

(a)
Performance stock awards and certain stock options were not included in the dilutive securities calculation because either the performance measures related to the awards had not yet been met, or the option exercise prices were greater than the average market price of the common shares during the presented periods.

On April 6, 2015, Duke Energy entered into agreements with each of Goldman, Sachs & Co. and JPMorgan Chase Bank, National Association (the Dealers) to repurchase a total of $1.5 billion of Duke Energy common stock under an accelerated stock repurchase program (the ASR). Duke Energy made payments of $750 million to each of the Dealers and was delivered 16.6 million shares, with a total fair value of $1.275 billion, which represented approximately 85 percent of the total number of shares of Duke Energy common stock expected to be repurchased under the ASR. The $225 million unsettled portion met the criteria to be accounted for as a forward contract indexed to Duke Energy's stock and qualified as an equity instrument. The company recorded the $1.5 billion payment as a reduction to common stock as of April 6, 2015. In June, 2015, the Dealers delivered 3.2 million additional shares to Duke Energy to complete the ASR. Approximately 19.8 million shares, in total, were delivered to Duke Energy and retired under the ASR at an average price of $75.75 per share. The final number of shares repurchased was based upon the average of the daily volume weighted-average stock prices of Duke Energy’s common stock during the term of the program, less a discount.
15. STOCK-BASED COMPENSATION
For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.
The Duke Energy Corporation 2015 Long-Term Incentive Plan (the 2015 Plan) provides for the grant of stock-based compensation awards to employees and outside directors. The 2015 Plan reserves 10 million shares of common stock for issuance under the Plan. The 2015 Plan supersedes the 2010 Long-Term Incentive Plan, as amended (the 2010 Plan) and the Progress Energy, Inc. 2007 Equity Incentive Plan (the Progress Plan). No additional grants will be made from the 2010 Plan and the Progress Plan.
Pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense, and stock-based compensation costs capitalized are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Restricted stock unit awards	$11	$11	$20	$22
Performance awards	8	5	13	10
Pretax stock-based compensation cost	$19	$16	$33	$32
Tax benefit associated with stock-based compensation expense	$7	$6	$12	$12
Stock-based compensation costs capitalized	1	1	2	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits equal to a percentage of current eligible earnings based on age and/or years of service, and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year or four-year average earnings, (ii) highest three-year or four-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) and/or (iii) highest three-year or four-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees.
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

	Six Months Ended June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana

Contributions	$132	$42	$42	$21	$21	$1	$9
Duke Energy did not make any contributions to its U.S. qualified defined benefit pension plans during the three months ended June 30, 2015, and the six months ended June 30, 2014.
Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit costs allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit costs for employees of Duke Energy’s shared services affiliate that provides support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 9.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$39	$12	$11	$6	$5	$1	$2
Interest cost on projected benefit obligation	81	20	26	12	13	4	7
Expected return on plan assets	(129)	(33)	(41)	(21)	(22)	(7)	(11)
Amortization of actuarial loss	44	10	17	9	8	3	4
Amortization of prior service credit	(3)	(2)	(1)	(1)	(1)	—	—
Other	2	—	—	1	1	—	—
Net periodic pension costs	$34	$7	$12	$6	$4	$1	$2

	Three Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$34	$11	$10	$5	$5	$1	$2
Interest cost on projected benefit obligation	86	21	28	14	15	5	8
Expected return on plan assets	(127)	(33)	(43)	(22)	(22)	(6)	(11)
Amortization of actuarial loss	37	9	17	8	8	1	3
Amortization of prior service credit	(3)	(2)	(1)	(1)	(1)	—	—
Other	1	—	—	1	1	—	—
Net periodic pension costs	$28	$6	$11	$5	$6	$1	$2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Six Months Ended June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$79	$25	$22	$12	$10	$2	$5
Interest cost on projected benefit obligation	163	41	52	24	27	9	14
Expected return on plan assets	(258)	(69)	(84)	(41)	(44)	(13)	(21)
Amortization of actuarial loss	87	20	34	17	16	5	7
Amortization of prior service credit	(7)	(4)	(2)	(1)	(1)	—	—
Other	4	1	1	1	1	—	—
Net periodic pension costs	$68	$14	$23	$12	$9	$3	$5

	Six Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$68	$21	$20	$10	$10	$2	$4
Interest cost on projected benefit obligation	172	42	56	27	29	10	15
Expected return on plan assets	(255)	(66)	(86)	(43)	(43)	(13)	(20)
Amortization of actuarial loss	74	18	34	16	16	2	6
Amortization of prior service credit	(7)	(4)	(2)	(1)	(1)	—	—
Other	3	1	1	1	1	—	—
Net periodic pension costs	$55	$12	$23	$10	$12	$1	$5
NON-QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for non-qualified pension plans for registrants with non-qualified pension costs.

	Three Months Ended June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	—	1	1	1
Amortization of actuarial loss	1	—	1	—	—
Net periodic pension costs	$5	$—	$2	$1	$1

	Three Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$1	$—	$—
Interest cost on projected benefit obligation	3	—	—	—	1
Amortization of actuarial loss	1	—	1	—	—
Net periodic pension costs	$5	$—	$2	$—	$1

	Six Months Ended June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$1	$—	$—
Interest cost on projected benefit obligation	7	1	2	1	1
Amortization of actuarial loss	3	—	1	—	1
Net periodic pension costs	$11	$1	$4	$1	$2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Six Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida
Service cost	$1	$—	$1	$—	$—
Interest cost on projected benefit obligation	7	—	2	1	1
Amortization of actuarial loss	1	—	1	—	—
Net periodic pension costs	$9	$—	$4	$1	$1
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
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the six months ended June 30, 2015 and 2014.
The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$1	$1	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	3	2	1	1	2
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss (gain)	7	(1)	7	4	2	—	(1)
Amortization of prior service credit	(35)	(3)	(25)	(16)	(7)	—	—
Net periodic other post-retirement benefit costs	$(21)	$(3)	$(14)	$(10)	$(4)	$1	$1

	Three Months Ended June 30, 2014
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$3	$1	$1	$1	$1	$—	$—
Interest cost on accumulated post-retirement benefit obligation	13	3	5	2	3	1	2
Expected return on plan assets	(3)	(2)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	10	—	11	8	3	(1)	—
Amortization of prior service credit	(32)	(2)	(23)	(18)	(6)	—	—
Net periodic other post-retirement benefit costs	$(9)	$—	$(6)	$(7)	$1	$—	$1

	Six Months Ended June 30, 2015
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$3	$1	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	18	4	7	4	3	1	2
Expected return on plan assets	(6)	(4)	—	—	—	—	—
Amortization of actuarial loss (gain)	13	(1)	14	9	5	—	(1)
Amortization of prior service credit	(70)	(7)	(51)	(33)	(16)	—	—
Net periodic other post-retirement benefit costs	$(42)	$(7)	$(29)	$(20)	$(8)	$1	$1

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
EMPLOYEE SAVINGS PLANS
Duke Energy sponsors, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Effective January 1, 2015, all then-existing employee savings plans were merged into a single plan. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth
401(k) contributions of up to 6 percent of eligible pay per pay period. Prior to 2015, Duke Energy also provided a match on after-tax contributions for certain plans. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.
For new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, subject to three-year vesting, is provided to the employee’s savings plan account.
The following table includes employer matching contributions, as well as the additional contribution of 4 percent of eligible pay per pay period for employees not eligible to participate in a defined benefit plan, made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Three Months Ended June 30,
2015	$37	$13	$12	$8	$3	$1	$2
2014	36	12	11	7	3	1	2
Six Months Ended June 30,
2015	$86	$29	$26	$19	$7	$2	$4
2014	80	26	23	16	7	2	4
17. INCOME TAXES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Duke Energy	35.6%	28.0%	33.6%	29.6%
Duke Energy Carolinas	36.6%	28.9%	36.2%	33.6%
Progress Energy	39.2%	37.7%	37.1%	37.4%
Duke Energy Progress	40.6%	37.3%	36.0%	36.9%
Duke Energy Florida	38.7%	38.7%	38.6%	38.6%
Duke Energy Ohio	35.0%	35.7%	36.8%	33.3%
Duke Energy Indiana	36.4%	36.9%	36.5%	36.8%
The increase in the effective tax rate for Duke Energy for the three and six months ended June 30, 2015 is primarily due to a deferred tax benefit related to the merger of two Chilean subsidiaries recorded in second quarter 2014 and a deferred tax charge for changes in apportionment related to state income taxes recorded in second quarter 2015.
The increase in the effective tax rate for Duke Energy Carolinas for the three and six months ended June 30, 2015, is primarily due to favorable audit settlements and changes in apportionment related to state income tax in second quarter 2014.
The increase in the effective tax rate for Progress Energy for the three months ended June 30, 2015, is primarily due to tax levelization.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The increase in the effective tax rate for Duke Energy Progress for the three months ended June 30, 2015, is primarily due to unfavorable tax levelization offset by an increase in AFUDC-equity.
The increase in the effective tax rate for Duke Energy Ohio for the six months ended June 30, 2015, is primarily due to an increase in pretax income.
18. SUBSEQUENT EVENTS
For information on subsequent events related to organization and basis of presentation, acquisitions and dispositions, regulatory matters, and commitments and contingencies, see Notes 1, 2, 4, and 5, respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, LLC (Duke Energy Progress, formerly Duke Energy Progress, Inc.), Duke Energy Florida, LLC (Duke Energy Florida, formerly Duke Energy Florida, Inc.), Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana) (collectively referred to as the Subsidiary Registrants). However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2015, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Commercial Portfolio (formerly Commercial Power) builds, develops and operates wind and solar renewable generation and energy transmission projects throughout the continental U.S. The segment was renamed as a result of the sale of the nonregulated Midwest generation business, as discussed in Note 2. For periods subsequent to the sale, beginning in the second quarter of 2015, certain immaterial results of operations and related assets previously presented in the Commercial Portfolio segment are presented in Regulated Utilities and Other.
Accelerated Stock Repurchase Program
On April 6, 2015, Duke Energy entered into agreements with each of Goldman, Sachs & Co. and JPMorgan Chase Bank, National Association (the Dealers) to repurchase a total of $1.5 billion of Duke Energy common stock under an accelerated stock repurchase program (the ASR). Duke Energy made payments of $750 million to each of the Dealers and was delivered 16.6 million shares, with a total fair value of $1.275 billion, which represented approximately 85 percent of the total number of shares of Duke Energy common stock expected to be repurchased under the ASR. The $225 million unsettled portion met the criteria to be accounted for as a forward contract indexed to Duke Energy's stock and qualified as an equity instrument. The company recorded the $1.5 billion payment as a reduction to common stock as of April 6, 2015. In June, 2015, the Dealers delivered 3.2 million additional shares to Duke Energy to complete the ASR. Approximately 19.8 million shares, in total, were delivered to Duke Energy and retired under the ASR at an average price of $75.75 per share. The final number of shares repurchased was based upon the average of the daily volume weighted-average stock prices of Duke Energy’s common stock during the term of the program, less a discount.
For additional information on the details of this transaction, see Note 14 to the Condensed Consolidated Financial Statements, “Common Stock.”

PART I

Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items are measured as income from continuing operations net of income (loss) attributable to noncontrolling interests, adjusted for the dollar and per-share impact of mark-to-market impacts of economic hedges in the Commercial Portfolio segment and special items including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Operating results of the Disposal Group sold to Dynegy are reported as discontinued operations, including a portion of the mark-to-market adjustments associated with derivative contracts. Management believes that including the operating results of the Disposal Group reported as discontinued operations better reflects its financial performance and therefore has included these results in adjusted earnings and adjusted diluted EPS prior to the sale of the Disposal Group. Additionally, as a result of completing the sale of the Disposal Group during the second quarter of 2015, state income tax expense increased as state income tax apportionments changed. The additional tax expense was recognized in Continuing Operations on a GAAP basis. This impact to state income taxes has been reflected in Discontinued Operations in the Commercial Portfolio segment for adjusted diluted EPS purposes as management believes these impacts are incidental to the sale of the Disposal Group. Derivative contracts are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Portfolio segment. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately and, if associated with the Disposal Group, classified as discontinued operations, as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g., coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Duke Energy Board of Directors (Board of Directors), employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common shareholders, which include the dollar and per-share impact of special items, mark-to-market impacts of economic hedges in the Commercial Portfolio segment and discontinued operations.
Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for the mark-to-market impacts of economic hedges in the Commercial Portfolio segment and special items, including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Management believes the presentation of adjusted segment income as presented provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is segment income, which represents segment income from continuing operations, including any special items and the mark-to-market impacts of economic hedges in the Commercial Portfolio segment.
Duke Energy’s adjusted earnings, adjusted diluted EPS and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate the measures in the same manner.
See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

PART I

Executive Overview
The following table reconciles non-GAAP measures to their most directly comparable GAAP measures.

	Three Months Ended June 30, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$632	$52	$8	$692	$(34)	$—	$658	$0.95
Costs to achieve Progress Energy merger	—	—	—	—	(14)	—	(14)	(0.02)
Discontinued operations	—	—	(41)	(41)	—	(60)	(101)	(0.15)
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$632	$52	$(33)	$651	$(48)	$(60)	$543	$0.78

	Three Months Ended June 30, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$689	$146	$16	$851	$(65)	$—	$786	$1.11
Costs to achieve Progress Energy merger	—	—	—	—	(38)	—	(38)	(0.06)
Midwest generation operations	—	—	(34)	(34)	13	21	—	—
Economic hedges (mark-to-market)	—	—	(3)	(3)	—	—	(3)	—
Discontinued operations	—	—	—	—	—	(136)	(136)	(0.19)
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$689	$146	$(21)	$814	$(90)	$(115)	$609	$0.86
The variance in adjusted earnings for three months ended June 30, 2015, compared to the same period in 2014, was primarily due to:

•
Lower results in Latin America primarily due to a prior-year tax benefit related to the reorganization of Chilean operations and higher purchased power costs resulting from the multiyear drought in Brazil;

•
Higher operations and maintenance expense primarily due to planned increased spending and the prior-year benefit associated with the adoption of nuclear outage levelization, partially offset by lower storm restoration costs;

•	Higher depreciation and amortization expense primarily due to higher depreciable base; and

•	The impact of a higher effective income tax rate due to a prior-year state tax settlement that resulted in a favorable adjustment to deferred taxes.
Partially offset by:

•	Higher weather-normal retail sales volumes;

•	Favorable weather in 2015 compared to 2014; and

•	Reduction in shares outstanding due to the Duke Energy stock repurchase (only impacts per diluted share amounts in the tables above).

	Six Months Ended June 30, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$1,406	$88	$103	$1,597	$(58)	$—	$1,539	$2.20
Midwest generation operations	—	—	(94)	(94)	—	94	—	—
Costs to achieve Progress Energy merger	—	—	—	—	(27)	—	(27)	(0.04)
Discontinued operations	—	—	(41)	(41)	—	(64)	(105)	(0.15)
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$1,406	$88	$(32)	$1,462	$(85)	$30	$1,407	$2.01

PART I

	Six Months Ended June 30, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$1,426	$276	$26	$1,728	$(113)	$—	$1,615	$2.28
Costs to achieve Progress Energy merger	—	—	—	—	(72)	—	(72)	(0.10)
Asset impairment	—	—	(59)	(59)	—	—	(59)	(0.08)
Midwest generation operations	—	—	(14)	(14)	8	6	—	—
Economic hedges (mark-to-market)	—	—	(6)	(6)	—	—	(6)	(0.01)
Discontinued operations	—	—	—	—	—	(966)	(966)	(1.37)
Segment income (loss)/Net Loss Attributable to Duke Energy Corporation	$1,426	$276	$(53)	$1,649	$(177)	$(960)	$512	$0.72
The variance in adjusted earnings for six months ended June 30, 2015, compared to the same period in 2014, was primarily due to:

•
Lower results in Latin America primarily due to lower spot market energy sales volume and higher purchased power costs resulting from the multiyear drought in Brazil and a prior-year tax benefit related to the reorganization of Chilean operations;

•
Higher operations and maintenance expense primarily due to planned increased spending and the prior-year benefit associated with the adoption of nuclear outage levelization, partially offset by lower storm restoration costs;

•	Higher depreciation and amortization expense primarily due to higher depreciable base; and

•	Lower margins at National Methanol Company (NMC), largely driven by lower methyl tertiary butyl ether (MTBE) prices.
Partially offset by:

•	Higher results at the nonregulated Midwest generation business prior to its sale on April 2, 2015, due to higher PJM Interconnection LLC (PJM) capacity revenues and increased generation margins;

•	Increased retail pricing primarily due to higher base rates and rate riders in certain jurisdictions, including increased revenues related to energy efficiency programs;

•	Increased wholesale net margins largely due to increases in contracted amounts and prices;

•	Favorable weather in 2015 compared to 2014

•	Higher weather-normal retail sales volumes; and

•	Reduction in shares outstanding due to the Duke Energy stock repurchase (only impacts per diluted share amounts in the tables above).

PART I

SEGMENT RESULTS
The remaining information in this discussion of results of operations is presented on a GAAP basis.
Regulated Utilities

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Variance	2015	2014	Variance
Operating Revenues	$5,220	$5,283	$(63)	$10,943	$11,088	$(145)
Operating Expenses	4,003	4,019	(16)	8,308	8,446	(138)
Gains on Sales of Other Assets and Other, net	2	—	2	9	1	8
Operating Income	1,219	1,264	(45)	2,644	2,643	1
Other Income and Expenses, net	59	62	(3)	131	131	—
Interest Expense	274	275	(1)	549	545	4
Income Before Income Taxes	1,004	1,051	(47)	2,226	2,229	(3)
Income Tax Expense	372	362	10	820	803	17
Segment Income	$632	$689	$(57)	$1,406	$1,426	$(20)

Duke Energy Carolinas GWh sales	21,306	20,836	470	43,774	44,529	(755)
Duke Energy Progress GWh sales	14,952	14,693	259	31,717	30,854	863
Duke Energy Florida GWh sales	10,802	9,840	962	19,275	18,501	774
Duke Energy Ohio GWh sales	6,233	5,824	409	13,000	12,303	697
Duke Energy Indiana GWh sales	7,705	8,455	(750)	16,433	17,329	(896)
Total Regulated Utilities GWh sales	60,998	59,648	1,350	124,199	123,516	683
Net proportional MW capacity in operation				49,528	49,452	76
Three Months Ended June 30, 2015 as Compared to June 30, 2014
Regulated Utilities’ results were impacted by higher operation and maintenance costs, lower rate riders, higher property and other taxes net of the termination of North Carolina gross receipts taxes, and higher depreciation and amortization expense. These impacts were partially offset by higher weather-normal sales volumes, favorable weather, and an increase in wholesale power margins. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $78 million decrease in fuel revenues driven primarily by overall lower fuel rates for electric retail customers for all jurisdictions, except South Carolina and Florida. Fuel revenues represent sales to retail and wholesale customers;

•
a $58 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014; and

•
a $25 million net decrease in retail pricing primarily due to updated rates and rate riders in certain jurisdictions, including decreased revenues related to Duke Energy Florida's nuclear cost recovery clause and energy efficiency programs.

Partially offset by:

•	a $50 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand;

•
a $27 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. (i) For the three months ended June 30, 2015 in the Carolinas, cooling degree days were 15 percent above normal as compared with 10 percent above normal during the same period in 2014. (ii) For the three months ended June 30, 2015 in the Midwest, cooling degree days were 3 percent above normal as compared to the prior year's normal weather. (iii) For the three months ended June 30, 2015 in Florida, cooling degree days were 19 percent above normal as compared with 1 percent above normal during the same period in 2014; and

•	a $20 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts.
Operating Expenses. The variance was driven primarily by:

•
a $95 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to (i) lower natural gas and coal prices, and (ii) lower volumes of coal and oil used in electric generation, partially offset by (iii) higher volumes of natural gas used in electric generation; and

•
a $34 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above, partially offset by a favorable 2014 Ohio gas excise tax settlement.

PART I

Partially offset by:

•
a $95 million increase in operating and maintenance expense primarily due to planned spending and the prior-year benefit associated with the adoption of nuclear outage levelization, partially offset by lower storm restoration costs; and

•	a $19 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service.
Income Tax Expense. The variance was primarily due to an increase in the effective tax rate. The effective tax rate for the three months ended June 30, 2015 and 2014 was 37.1 percent and 34.4 percent, respectively. The increase in the effective tax rate is primarily due to favorable audit settlements and changes in apportionment related to state income tax in second quarter 2014.
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Regulated Utilities’ results were impacted by higher operation and maintenance costs, and higher depreciation and amortization expense. These impacts were partially offset by an increase in wholesale power margins, favorable weather, and higher weather-normal sales volumes. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $134 million decrease in fuel revenues driven primarily by overall lower fuel rates for electric retail customers for all jurisdictions, except South Carolina and Florida. Fuel revenues represent sales to retail and wholesale customers; and

•	a $131 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act as mentioned above.
Partially offset by:

•	a $67 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts;

•
a $24 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. (i) For the six months ended June 30, 2015 in the Carolinas, cooling degree days were 14 percent above normal as compared with 8 percent above normal during the same period in 2014, and heating degree days were 12 percent above normal as compared with 15 percent above normal during the same period in 2014. (ii) For the six months ended June 30, 2015 in the Midwest, cooling degree days were 1 percent above normal as compared with 2 percent below normal during the same period in 2014, and heating degree days were 15 percent above normal as compared with 22 percent above normal during the same period in 2014. (iii) For the six months ended June 30, 2015 in Florida cooling degree days were 22 percent above normal as compared with 2 percent below normal during the same period in 2014, and heating degree days were 6 percent below normal as compared with 1 percent above normal during the same period in 2014; and

•	a $23 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand.
Operating Expenses. The variance was driven primarily by:

•
a $157 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to (i) lower natural gas and coal prices, and (ii) lower volumes of coal and oil used in electric generation, partially offset by (iii) higher volumes of natural gas used in electric generation; and

•
a $129 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above, and lower sales and use tax, partially offset by a 2014 Ohio gas excise tax settlement.

Partially offset by:

•
a $110 million increase in operating and maintenance expense primarily due to planned spending and the prior-year benefit of the adoption of nuclear outage levelization, partially offset by lower storm restoration costs; and

•	a $40 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service.
Income Tax Expense. The effective tax rate for the six months ended June 30, 2015 and 2014 was 36.8 percent and 36.0 percent, respectively.
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

PART I

In 2013, a Federal Energy Regulatory Commission (FERC) Administrative Law Judge issued an initial decision holding that Duke Energy is responsible for costs associated with Multi Value Projects (MVP), a type of Transmission Expansion Planning (MTEP) cost, approved by Midcontinent Independent System Operator, Inc. (MISO) prior to the date of Duke Energy’s withdrawal. The initial decision will be reviewed by the FERC. If the FERC upholds the initial decision, Duke Energy intends to file an appeal in federal court. If Duke Energy is deemed responsible for these unrecovered costs, and if the Public Utilities Commission of Ohio disallows recovery of these costs, there would be an adverse impact to Regulated Utilities' financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
In 2015, the Indiana Utility Regulatory Commission (IURC) is examining intervenors' allegations regarding the Edwardsport integrated gasification combined cycle (IGCC) in-service date for ratemaking purposes, operational performance of the plant, the level of operating costs and financing charges associated with construction delays. The outcome of these proceedings could have an adverse impact to Regulated Utilities' financial position, results of operations and cash flows. Regulated Utilities cannot predict the outcome of these proceedings. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
In June 2015, the Florida governor signed legislation to allow utilities to petition for a financing order for securitization of certain retired nuclear generation assets. On July 27, 2015, Duke Energy Florida petitioned the FPSC for a financing order to finance the Crystal River Unit 3 Regulatory asset with low-cost securities. If the FPSC issues an acceptable financing order and Duke Energy Florida issues the bonds, securitization would replace the base rate recovery methodology established in the 2013 Agreement described above, and would result in a lower rate impact to customers. Securitization of the costs of the retired Crystal River Unit 3 Nuclear Plant would result in an initial acceleration of cash, followed by a reduction to Regulated Utilities’ future results of operations and ongoing cash flows as it would no longer earn an equity return on these costs. Under a previous settlement agreement with the FPSC, the allowed return on equity for Crystal River Unit 3 is limited to 70 percent of the approved return on equity, which is currently 10.5 percent. The FPSC is expected to hold a hearing on both the Crystal River Unit 3 Regulatory asset filing and the securitization filing in October 2015.

PART I

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Variance	2015	2014	Variance
Operating Revenues	$287	$364	$(77)	$560	$746	$(186)
Operating Expenses	232	254	(22)	439	485	(46)
(Losses) Gains on Sales of Other Assets and Other, net	(1)	5	(6)	(1)	5	(6)
Operating Income	54	115	(61)	120	266	(146)
Other Income and Expense, net	31	52	(21)	45	109	(64)
Interest Expense	22	23	(1)	45	46	(1)
Income Before Income Taxes	63	144	(81)	120	329	(209)
Income Tax Expense (Benefit)	10	(5)	15	30	46	(16)
Less: Income Attributable to Noncontrolling Interests	1	3	(2)	2	7	(5)
Segment Income	$52	$146	$(94)	$88	$276	$(188)

Sales, GWh	4,520	4,281	239	8,990	9,522	(532)
Net proportional MW capacity in operation				4,333	4,411	(78)
Three Months Ended June 30, 2015 as Compared to June 30, 2014
International Energy’s results were impacted by the absence of a prior year merger step-up tax benefit in Chile and unfavorable hydrology in Brazil. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $36 million decrease in Brazil due to unfavorable exchange rates, partially offset by higher average contract prices; and

•	a $29 million decrease in Central America due to lower average prices as a result of increased competition.
Operating Expenses. The variance was driven primarily by:

•	a $17 million decrease in Central America due to lower fuel costs and consumption partially offset by higher purchased power; and

•	a $10 million decrease in Peru due to lower hydrocarbon royalty and purchased power costs.
Other Income and Expenses, net. The variance is primarily due to lower interest income due to a lower cash balance held in Brazil and lower equity earnings in NMC as a result of lower average MTBE and methanol prices, partially offset by lower butane costs.
Income Tax Expense. The effective tax rate for the three months ended June 30, 2015 and 2014 was 15.9 percent and (4.1) percent, respectively. The increase in the effective tax rate is primarily due to a tax benefit recorded in second quarter 2014 as a result of the merger of two Chilean subsidiaries.
Six Months Ended June 30, 2015 as Compared to June 30, 2014
International Energy’s results were impacted by unfavorable hydrology in Brazil, the absence of prior year merger step-up tax benefit in Chile, lower dispatch in Central America and lower equity earnings in NMC. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	an $88 million decrease in Brazil due to unfavorable exchange rates and lower spot energy sales volumes, partially offset by higher average contract prices;

•	a $66 million decrease in Central America due to lower average prices and sales volumes as a result of increased competition; and

•	a $21 million decrease in Peru due to lower average energy and hydrocarbon prices and unfavorable exchanges rates.
Operating Expenses. The variance was driven primarily by:

•	a $38 million decrease in Central America due to lower fuel costs and consumption partially offset by higher purchased power costs; and

•	a $26 million decrease in Peru due to lower hydrocarbon royalty and purchased power costs, and lower fuel consumption.
Partially offset by:

•	a $19 million increase in Brazil due to higher purchased power costs as a result of unfavorable hydrology, partially offset by favorable exchange rates.
Other Income and Expenses, net. The variance is primarily due to a net remeasurement loss in Latin America, lower interest income due to a lower cash balance held in Brazil, and lower equity earnings in NMC as a result of lower average MTBE and methanol prices, partially offset by lower butane costs.

PART I

Income Tax Expense. The effective tax rate for six months ended June 30, 2015 and 2014 was 25.0 percent and 13.9 percent, respectively. The increase in the effective tax rate is primarily due to a tax benefit recorded in second quarter 2014 as a result of the merger of two Chilean subsidiaries.
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
Commercial Portfolio

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Variance	2015	2014	Variance
Operating Revenues	$75	$64	$11	$148	$145	$3
Operating Expenses	84	80	4	173	268	(95)
Gains on Sales of Other Assets and Other, net	6	—	6	6	—	6
Operating Loss	(3)	(16)	13	(19)	(123)	104
Other Income and Expense, net	(2)	5	(7)	—	10	(10)
Interest Expense	10	13	(3)	22	27	(5)
Loss Before Income Taxes	(15)	(24)	9	(41)	(140)	99
Income Tax Expense (Benefit)	18	(3)	21	(9)	(87)	78
Segment Loss	$(33)	$(21)	$(12)	$(32)	$(53)	$21

Coal-fired plant production, GWh	—	204	(204)	—	675	(675)
Renewable plant production, GWh	1,373	1,469	(96)	2,683	3,058	(375)
Total Commercial Portfolio production, GWh	1,373	1,673	(300)	2,683	3,733	(1,050)
Net proportional MW capacity in operation				1,634	1,305	329
Three Months Ended June 30, 2015 as Compared to June 30, 2014
Commercial Portfolio’s results were negatively impacted by the impact of changes in apportionment related to state income taxes resulting from the sale of the Midwest generation business. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $16 million increase in electric revenues from new solar portfolio activity; and

•	a $5 million increase in mark-to-market revenues due to prior year mark-to-market losses that did not recur.
Partially offset by:

•	a $10 million decrease in electric revenues due to lower production in the wind portfolio primarily resulting from changes in wind patterns.
Operating Expenses. The variance was driven primarily by:

•	a $15 million increase in operating and maintenance expenses resulting from new solar portfolio activity; and

•	a $6 million increase in depreciation expense from additional renewables generation facilities in service.
Partially offset by:

•	a $13 million decrease in operating and maintenance expenses due to lower corporate allocations and the 2014 retirement of the Beckjord Station (Beckjord); and

•	a $5 million decrease in fuel expense due to the 2014 retirement of Beckjord.
Gains on sales of other assets and other, net. The variance was driven primarily by a $6 million gain on the sale of an investment in a solar development entity.
Other income and expense, net. The variance was driven primarily by lower equity earnings from the renewables portfolio due to lower production resulting from changes in wind patterns.

PART I

Income Tax Expense. The variance was primarily due to a decrease in the effective tax rate due to changes to state tax apportionment factors on deferred taxes due to the Midwest generation sale in the second quarter of 2015. The effective tax rate for the three months ended June 30, 2015 and 2014 was (120.0) percent and 12.5 percent, respectively.
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Commercial Portfolio’s results were positively impacted by the prior-period impairment recorded for an intangible asset, partially offset by the impact of changes in apportionment related to state income taxes resulting from the sale of the Midwest generation business. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	an $18 million increase in electric revenues from new solar portfolio activity; and

•	a $9 million increase in mark-to-market revenues due to prior year mark-to-market losses that did not recur.
Partially offset by:

•	a $25 million decrease in electric revenues due to lower production in the wind portfolio primarily resulting from changes in wind patterns.
Operating Expenses. The variance was driven primarily by a $94 million increase driven by the 2014 impairment related to Ohio Valley Electric Corporation (OVEC). See Note 8 to the Condensed Consolidated Financial Statements, "Goodwill and Intangible Assets" for additional information.
Gains on sales of other assets and other, net. The variance was driven primarily by a $6 million gain on the sale of an investment in a solar development entity.
Other income and expense, net. The variance was driven primarily by lower equity earnings from the renewables portfolio due to lower production resulting from changes in wind patterns.
Income Tax Expense. The variance was primarily due to a decrease in pretax losses and a decrease in the effective tax rate due to changes to state tax apportionment factors on deferred taxes due to the Midwest generation sale in the second quarter of 2015. The effective tax rate for the six months ended June 30, 2015 and 2014 was 22.0 percent and 62.1 percent, respectively.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Variance	2015	2014	Variance
Operating Revenues	$34	$29	$5	$61	$54	$7
Operating Expenses	63	101	(38)	113	185	(72)
Gains on Sales of Other Assets and Other, net	6	1	5	13	1	12
Operating Loss	(23)	(71)	48	(39)	(130)	91
Other Income and Expense, net	9	9	—	10	15	(5)
Interest Expense	97	98	(1)	194	201	(7)
Loss Before Income Taxes	(111)	(160)	49	(223)	(316)	93
Income Tax Benefit	(66)	(71)	5	(143)	(140)	(3)
Less: Income Attributable to Noncontrolling Interests	3	1	2	5	1	4
Net Expense	$(48)	$(90)	$42	$(85)	$(177)	$92
Three Months Ended June 30, 2015 as Compared to June 30, 2014
Other’s results were positively impacted by a decrease in operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger integration efforts and lower captive insurance loss experience.
Gains on sales of other assets. The increase was primarily due to the benefit from the sale of telecommunication leases.
Income Tax Expense. The variance was primarily due to a decrease in pretax losses, partially offset by a higher effective tax rate. The effective tax rate for the three months ended June 30, 2015 and 2014 was 59.5 percent and 44.4 percent, respectively. The increase in the effective tax rate is primarily due to resolution of state tax apportionment issues.
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Other’s results were positively impacted by a decrease in operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger integration efforts and lower captive insurance loss experience.

PART I

Gains on sales of other assets. The increase was primarily due to the benefit of the sale of telecommunication leases.
Income Tax Expense. The effective tax rate for the six months ended June 30, 2015 and 2014 was 64.1 percent and 44.3 percent, respectively. The increase in the effective tax rate is primarily due to resolution of state tax apportionment issues and tax levelization.
Matters Impacting Future Other Results
Duke Energy Ohio’s retired Beckjord Station (Beckjord) became an asset of Other after the sale of the nonregulated Midwest Generation business in the second quarter of 2015. Beckjord, a nonregulated facility retired during 2014, is not subject to the recently enacted Environmental Protection Agency (EPA) rule related to the disposal of coal combustion residuals (CCR) from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with the storage of coal ash, the costs could have an adverse impact on Other's financial position, results of operations and cash flows. See Note 3, “Business Segments” and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements for additional information.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Three Months Ended June 30, 2015 as Compared to June 30, 2014
Discontinued Operations, Net of Tax. The variance was primarily driven by the 2014 impairment recognized and unrealized mark-to-market losses on economic hedges for the Disposal Group, partially offset by a litigation reserve recorded in 2015, as discussed in Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. Included in the variance is the impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014. The foregone depreciation for the three months ended June 30, 2014, was approximately $42 million.
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Discontinued Operations, Net of Tax. The variance was primarily driven by the 2014 impairment recognized and unrealized mark-to-market losses on economic hedges for the Disposal Group and favorable operating results in 2015, partially offset by a litigation reserve recorded in 2015, as discussed in Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. Operating results in 2015 were favorable primarily due to higher PJM capacity revenues related to higher average cleared capacity auction pricing, increased generation margins and lower depreciation expense. Included in the variance is the impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014. The foregone depreciation for the six months ended June 30, 2015, and June 30, 2014, was approximately $40 million and $42 million, respectively.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Six Months Ended June 30,
(in millions)	2015	2014	Variance
Operating Revenues	$3,608	$3,755	$(147)
Operating Expenses	2,610	2,808	(198)
Operating Income	998	947	51
Other Income and Expenses, net	83	93	(10)
Interest Expense	208	203	5
Income Before Income Taxes	873	837	36
Income Tax Expense	316	281	35
Net Income	$557	$556	$1
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	(1.4)%
General service sales	0.5%
Industrial sales	3.0%
Wholesale power sales	(16.8)%
Total sales	(1.7)%
Average number of customers	1.3%
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $139 million decrease in fuel revenues driven primarily by lower natural gas and coal prices, and decreased demand from retail customers. Fuel revenues represent sales to retail and wholesale customers; and

PART I

•
a $78 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014.

Partially offset by:

•
a $38 million increase in retail pricing and rate riders, which primarily reflects increased revenues related to the energy efficiency programs and the second year base rate step-up from the 2013 South Carolina rate case;

•	a $14 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes for customers served under long-term contracts; and

•	a $12 million increase in weather-normal retail sales volumes (net of fuel revenue) primarily due to increased demand from industrial customers.
Operating Expenses. The variance was driven primarily by:

•	a $156 million decrease in fuel expense (including purchased power) primarily related to lower natural gas and coal prices, and decreased generation due to lower sales volumes; and

•	a $67 million decrease in property and other tax expenses primarily due to lower revenue-related taxes driven by the elimination of the North Carolina gross receipts tax as mentioned above.
Partially offset by:

•
a $20 million increase in depreciation and amortization expense primarily due to higher depreciation as a result of additional plant in service, partially offset by lower nuclear decommissioning costs and lower amortization of certain regulatory assets.

Other Income and Expenses, net. The variance was primarily due to a decrease in amortization of deferred returns for projects that had been completed prior to being reflected in customer rates.
Income Tax Expense. The variance is due to an increase in the effective tax rate and in pretax income. The effective tax rate for the six months ended June 30, 2015 and 2014 was 36.2 percent and 33.6 percent, respectively. The increase in the effective tax rate is primarily due to favorable audit settlements and changes in apportionment related to state income taxes recorded in 2014 offset by an increase in the tax benefit associated with the manufacturing deduction in 2015.
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

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Six Months Ended June 30,
(in millions)	2015	2014	Variance
Operating Revenues	$5,012	$4,962	$50
Operating Expenses	3,973	3,998	(25)
Gains on Sales of Other Assets and Other, net	14	1	13
Operating Income	1,053	965	88
Other Income and Expenses, net	46	28	18
Interest Expense	334	336	(2)
Income From Continuing Operations Before Taxes	765	657	108
Income Tax Expense From Continuing Operations	284	246	38
Income From Continuing Operations	481	411	70
Loss From Discontinued Operations, net of tax	(1)	(6)	5
Net Income	480	405	75
Less: Net Income Attributable to Noncontrolling Interest	5	1	4
Net Income Attributable to Parent	$475	$404	$71
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $63 million increase in wholesale power revenues primarily driven by increased demand rates and higher peak demand at Duke Energy Progress and increased capacity rates on contracts at Duke Energy Florida;

•
a $31 million increase in retail pricing and rate riders at Duke Energy Progress, which primarily reflects increased revenues related to the energy efficiency programs and the second year base rate step-up from the 2013 North Carolina rate case;

•
a $29 million increase driven by favorable weather conditions for Duke Energy Florida. Cooling degree days for the six months ended June 30, 2015, were 22 percent above normal as compared with 2 percent below normal during the same period in 2014; and

•	a $28 million increase in fuel revenues and capacity revenues driven by increased usage at Duke Energy Florida. Fuel revenues represent sales to retail and wholesale customers.
Partially offset by:

•
a $53 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014; and

•	a $53 million decrease in the nuclear cost recovery clause, energy conservation cost recovery clause and environmental cost recovery clause revenues due to lower recovery rates at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:

•	a $53 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above; and

•
a $17 million decrease in operations and maintenance expense primarily due to decreased expenses that were recoverable through the energy conservation and environmental cost recovery clauses, a decrease in costs associated with Progress Energy’s merger integration efforts with Duke Energy at Duke Energy Florida, and lower storm restoration costs at Duke Energy Progress; partially offset by higher costs related to three nuclear refueling outages in 2015 compared to one outage during the same period in 2014, and the prior-year benefit associated with the adoption of nuclear levelization at Duke Energy Progress.

Partially offset by:

•
an $18 million prior-year reversal of an impairment related to the merger with Duke Energy at Duke Energy Progress. These charges related to planned transmission projects for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the FERC;

•
a $15 million increase in fuel used in electric generation and purchase power related to recovery of prior year under-collections of fuel and increased purchased power, partially offset by lower fuel prices at Duke Energy Florida; and

•
a $13 million increase in depreciation and amortization expense primarily due to higher depreciation as a result of additional plant in service at Duke Energy Progress, offset by reductions in amounts recoverable through the nuclear cost recovery clause and the environmental cost recovery clause, partially offset by increased depreciation due to plant additions at Duke Energy Florida.

PART I

Other Income and Expenses, net. The variance is due to higher allowance for funds used during construction (AFUDC)-equity, primarily due to nuclear plant expenditures.
Income Tax Expense. The variance is due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2015 and 2014 was 37.1 percent and 37.4 percent, respectively.
Matters Impacting Future Results
Progress Energy is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
In June 2015, the Florida governor signed legislation to allow utilities to petition for a financing order for securitization of certain retired nuclear generation assets. On July 27, 2015, Duke Energy Florida petitioned the FPSC for a financing order to finance the Crystal River Unit 3 Regulatory asset with low-cost securities. If the FPSC issues an acceptable financing order and Duke Energy Florida issues the bonds, securitization would replace the base rate recovery methodology established in the 2013 Agreement described above, and would result in a lower rate impact to customers. Securitization of the costs of the retired Crystal River Unit 3 Nuclear Plant would result in an initial acceleration of cash, followed by a reduction to Progress Energy's future results of operations and ongoing cash flows as it would no longer earn an equity return on these costs. Under a previous settlement agreement with the FPSC, the allowed return on equity for Crystal River Unit 3 is limited to 70 percent of the approved return on equity, which is currently 10.5 percent. The FPSC is expected to hold a hearing on both the Crystal River Unit 3 Regulatory asset filing and the securitization filing in October 2015.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Six Months Ended June 30,
(in millions)	2015	2014	Variance
Operating Revenues	$2,642	$2,613	$29
Operating Expenses	2,143	2,144	(1)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	500	470	30
Other Income and Expenses, net	35	16	19
Interest Expense	116	115	1
Income Before Income Taxes	419	371	48
Income Tax Expense	151	137	14
Net Income and Comprehensive Income	$268	$234	$34
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase over prior period	2015
Residential sales	(1.0)%
General service sales	0.4%
Industrial sales	0.1%
Wholesale power sales	8.8%
Total sales	2.8%
Average number of customers	1.4%
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Operating Revenues. The variance was driven primarily by:

•	a $48 million increase in wholesale power revenues primarily due to increased demand rates and higher peak demand; and

•
a $31 million increase in retail pricing and rate riders, which primarily reflects the increased revenues related to the energy efficiency programs and the second year base rate step-up from the 2013 North Carolina retail rate case.

Partially offset by:

•
a $53 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014.

Operating Expenses. The variance was driven primarily by:

•	a $29 million increase in depreciation and amortization expense primarily due to higher depreciation as a result of additional plant in service;

•
an $18 million prior-year reversal of an impairment related to the merger with Duke Energy. These charges related to planned transmission projects for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the FERC; and

•
a $9 million increase in operations and maintenance expense primarily due to three nuclear refueling outages in 2015 compared to one outage during the same period in 2014 and the prior-year benefit associated with the adoption of nuclear levelization, partially offset by lower storm restoration costs.

Partially offset by:

•	a $54 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above.
Other Income and Expenses, net. The variance is due to higher AFUDC-equity, primarily due to nuclear plant expenditures.
Income Tax Expense. The variance is due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2015 and 2014 was 36.0 percent and 36.9 percent, respectively

PART I

Matters Impacting Future Results
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Six Months Ended June 30,
(in millions)	2015	2014	Variance
Operating Revenues	$2,367	$2,341	$26
Operating Expenses	1,825	1,846	(21)
Operating Income	542	495	47
Other Income and Expenses, net	10	11	(1)
Interest Expense	99	99	—
Income Before Income Taxes	453	407	46
Income Tax Expense	175	157	18
Net Income	$278	$250	$28
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

Increase (decrease) over prior period	2015
Residential sales	7.1%
General service sales	2.0%
Industrial sales	(1.4)%
Wholesale power sales	(1.1)%
Total sales	4.2%
Average number of customers	1.5%
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $29 million increase driven by favorable weather conditions. Cooling degree days for the six months ended June 30, 2015, were 22 percent above normal as compared with 2 percent below normal during the same period in 2014;

•	a $28 million increase in fuel and capacity revenues driven by increased usage in the current year. Fuel revenues represent sales to retail and wholesale customers;

•	a $15 million increase in wholesale power revenues primarily driven by increased capacity rates on contracts; and

•	a $12 million increase due to weather-normal sales volumes to residential customers.
Partially offset by:

•	a $53 million decrease in the nuclear cost recovery clause, energy conservation cost recovery clause and environmental cost recovery clause revenues due to lower recovery rates.
Operating Expenses. The variance was driven primarily by:

•
a $24 million decrease in operations and maintenance expense primarily due to decreased expenses related to costs that were recoverable through the energy conservation clause and a decrease in costs associated with Progress Energy’s merger integration activities with Duke Energy; and

•
a $15 million decrease in depreciation and amortization expense due to reductions in amounts recoverable through the nuclear cost recovery clause and the environmental cost recovery clause, partially offset by increased depreciation due to plant additions.

Partially offset by:

•
an $18 million increase in fuel used in electric generation and purchase power related to recovery of prior year under-collections of fuel and increased purchased power, partially offset by lower fuel prices.

Income Tax Expense. The variance is due to an increase in pretax income. The effective tax rate is consistent for the six months ended June 30, 2015 and 2014 at 38.6 percent.

PART I

Matters Impacting Future Results
In June 2015, the Florida governor signed legislation to allow utilities to petition for a financing order for securitization of certain retired nuclear generation assets. On July 27, 2015, Duke Energy Florida petitioned the FPSC for a financing order to finance the Crystal River Unit 3 Regulatory asset with low-cost securities. If the FPSC issues an acceptable financing order and Duke Energy Florida issues the bonds, securitization would replace the base rate recovery methodology established in the 2013 Agreement described above, and would result in a lower rate impact to customers. Securitization of the costs of the retired Crystal River Unit 3 Nuclear Plant would result in an initial acceleration of cash, followed by a reduction to Duke Energy Florida's future results of operations and ongoing cash flows as it would no longer earn an equity return on these costs. Under a previous settlement agreement with the FPSC, the allowed return on equity for Crystal River Unit 3 is limited to 70 percent of the approved return on equity, which is currently 10.5 percent. The FPSC is expected to hold a hearing on both the Crystal River Unit 3 Regulatory asset filing and the securitization filing in October 2015.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Six Months Ended June 30,
(in millions)	2015	2014	Variance
Operating Revenues	$991	$987	$4
Operating Expenses	845	934	(89)
Gains on Sales of Other Assets and Other, net	8	—	8
Operating Income	154	53	101
Other Income and Expenses, net	(2)	6	(8)
Interest Expense	38	40	(2)
Income from Continuing Operations Before Income Taxes	114	19	95
Income Tax Expense from Continuing Operations	42	6	36
Income from Continuing Operations	72	13	59
Income (Loss) from Discontinued Operations, net of tax	25	(1,010)	1,035
Net Income	$97	$(997)	$1,094
The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	(2.2)%
General service sales	0.1%
Industrial sales	(0.1)%
Wholesale power sales	488.2%
Total sales	5.7%
Average number of customers	0.6%
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $20 million increase in Kentucky wholesale revenues primarily due to the purchase of the additional capacity in the East Bend Station in December 2014, the profits from which are shared with Duke Energy Kentucky retail customers;

•	a $12 million increase in regulated natural gas rate riders primarily due to rate increases;

•	an $8 million increase in Ohio other revenues related to OVEC; and

•	a $5 million increase in PJM transmission revenues.
Partially offset by:

•	a $23 million decrease in regulated fuel revenues primarily driven by lower fuel costs, partially offset by increased sales volumes; and

•	a $23 million decrease in energy efficiency rider revenue due to a May 2015 regulatory order, currently under review, that limits the ability to utilize banked energy efficiency savings in Ohio.
Operating Expenses. The variance was driven primarily by a $94 million impairment taken in 2014 related to OVEC.
Gain on Sales of Other Assets. The variance was driven primarily by a gain on the disposition of certain nonutility assets.
Income Tax Expense. The effective tax rate for the six months ended June 30, 2015 and 2014 was 36.8 percent and 33.3 percent, respectively. The increase in the effective tax rate is primarily due to an increase in pretax income.
Discontinued Operations, Net of Tax. The variance was primarily driven by the 2014 impairment recognized for the nonregulated Midwest generation business and favorable operating results in 2015 primarily due to higher PJM capacity revenues related to higher average cleared capacity auction pricing and lower depreciation expense. Included in the variance is the impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014. The foregone depreciation for the six months ended June 30, 2015 and June 30, 2014, was approximately $40 million and $42 million, respectively.

PART I

Matters Impacting Future Results
In 2013, a FERC Administrative Law Judge issued an initial decision that Duke Energy Ohio is responsible for costs associated with certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of Duke Energy Ohio’s withdrawal. The initial decision will be reviewed by the FERC. If the FERC upholds the initial decision, Duke Energy Ohio intends to file an appeal in federal court. If Duke Energy Ohio is deemed responsible for these unrecovered costs, and if the Public Utilities Commission of Ohio disallows recovery of these costs, there would be an adverse impact to Duke Energy Ohio's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Ohio’s nonregulated Beckjord Station, a facility retired during 2014, is not subject to the recently enacted EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with coal ash, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements for additional information.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Six Months Ended June 30,
(in millions)	2015	2014	Variance
Operating Revenues	$1,474	$1,593	$(119)
Operating Expenses	1,119	1,200	(81)
Gains of Sales of Other Assets and Other, net	1	—	1
Operating Income	356	393	(37)
Other Income and Expenses, net	9	11	(2)
Interest Expense	88	87	1
Income Before Income Taxes	277	317	(40)
Income Tax Expense	101	117	(16)
Net Income	$176	$200	$(24)
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	(5.6)%
General service sales	(0.9)%
Industrial sales	(1.0)%
Wholesale power sales	(24.3)%
Total sales	(5.2)%
Average number of customers	0.7%
Six Months Ended June 30, 2015 as Compared to June 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $93 million decrease in fuel revenues primarily due to a decrease in fuel rates as a result of lower fuel and purchased power costs, and lower sales volumes. Fuel revenues represent sales to retail and wholesale customers;

•	a $14 million decrease in rate riders primarily due to lower energy efficiency revenues; and

•	a $6 million decrease in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting decreased demand.
Operating Expenses. The variance was driven primarily by:

•	a $97 million decrease in fuel used in electric generation and purchased power primarily due to lower sales volumes and lower fuel prices; and

•	a $26 million decrease in property and other taxes, primarily as a result of lower sales and use tax.
Partially offset by:

•	a $36 million increase in operation and maintenance expense primarily due to timing and increased scope of outage work at generation plants; and

•	a $6 million increase in depreciation and amortization expense primarily due to higher depreciation as a result of additional plant in service.
Income Tax Expense. The effective tax rate for the six months ended June 30, 2015 and 2014 was 36.5 percent and 36.8 percent, respectively.
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
In 2015, the IURC is examining intervenors' allegations regarding the Edwardsport IGCC in-service date for ratemaking purposes, operational performance of the plant, the level of operating costs and financing charges associated with construction delays. The outcome of these proceedings could have an adverse impact to Duke Energy Indiana's financial position, results of operations and cash flows. Duke Energy Indiana cannot predict the outcome of these proceedings. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule, which becomes effective in October 2015, is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater asset retirement obligations. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to the Duke Energy Indiana's financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

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
Credit Facility and Registration Statements
Master Credit Facility Summary
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit, variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder and as security to meet obligations under the Plea Agreements. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	June 30, 2015
(in millions)	Duke Energy	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Facility size(a)	$7,500	$3,200	$1,200	$1,000	$900	$600	$600
Reduction to backstop issuances
Commercial paper(b)	(1,589)	(972)	(300)	(65)	(75)	(27)	(150)
Outstanding letters of credit	(71)	(63)	(4)	(3)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside(c)	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,224	$2,165	$611	$682	$824	$573	$369

(a)	Represents the sublimit of each borrower. Sublimits were reallocated in July 2015 to maintain adequate levels of liquidity for each borrower in light of near-term funding needs.

(b)
Duke Energy issued $475 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

(c)
On May 14, 2015, the United States District Court for the Eastern District of North Carolina approved the separate Plea Agreements entered into by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy in connection with the investigation initiated by the USDOJ. Duke Energy Carolinas and Duke Energy Progress are required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet their obligations under the Plea Agreements, in addition to certain other conditions. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PremierNotes
Duke Energy has an effective Form S-3 with the Securities and Exchange Commission (SEC) to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of June 30, 2015 and December 31, 2014 was $1,048 million and $968 million, respectively. The notes are short-term debt obligations of Duke Energy and are classified within Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.
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

PART I

DEBT MATURITIES
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipates satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2015
Unsecured Debt
Progress Energy (Parent)	January 2016	5.625%	300
Duke Energy Indiana	June 2016	6.05%	325
First Mortgage Bonds
Duke Energy Carolinas	October 2015	5.300%	500
Duke Energy Florida	November 2015	0.650%	250
Duke Energy Florida	December 2015	5.100%	300
Duke Energy Progress	December 2015	5.250%	400
Other			299
Current maturities of long-term debt			$2,374
CASH FLOWS FROM OPERATING ACTIVITIES
The relatively stable operating cash flows of Regulated Utilities compose a substantial portion of Duke Energy’s cash flows from operations. Regulated Utilities’ cash flows from operations are primarily driven by sales of electricity and natural gas and costs of operations. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages, storms and legal costs and related settlements, can affect the timing and level of cash flows from operations.
Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014 for additional information).
At June 30, 2015, Duke Energy had cash and cash equivalents and short-term investments of $960 million, of which $664 million is held by entities domiciled in foreign jurisdictions. In December 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable to repatriate approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. In June 2015, approximately $1.2 billion was remitted. The remaining amount will be remitted by 2022. The remittances will principally be used to support Duke Energy's dividend and growth in the domestic business. As a result of the decision to repatriate all cumulative historic undistributed foreign earnings, during the fourth quarter of 2014, Duke Energy recorded U.S. income tax expense of approximately $373 million. Duke Energy’s intention is to indefinitely reinvest prospective undistributed earnings generated by Duke Energy's foreign subsidiaries. As a result, no U.S. tax is recorded on such prospective earnings. Duke Energy would be required to accrue taxes on these foreign earnings if they were to be repatriated. As of June 30, 2015, the amount of unrecognized deferred tax liability related to undistributed earnings was not material.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2015, each of the Duke Energy Registrants was in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.
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
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). In April 2015, S&P upgraded Duke Energy's and Progress Energy's corporate credit rating to A- from BBB+ and their unsecured credit rating to BBB+ from BBB. The unsecured credit ratings of the other Subsidiary Registrants were upgraded to A- from
BBB+. In June 2015, Moody's placed Duke Energy, Progress Energy and Duke Energy Progress on negative outlook from stable. In June 2015, Fitch upgraded Duke Energy Carolinas' issuer default rating to A from A-, its unsecured credit rating to A+ from A and its secured credit rating to AA- from A+. Fitch also placed Duke Energy Indiana on positive outlook from stable.

PART I

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended June 30,
(in millions)	2015	2014
Cash flows provided by (used in):
Operating activities	$2,879	$2,619
Investing activities	(294)	(2,367)
Financing activities	(3,661)	255
Net (decrease) increase in cash and cash equivalents	(1,076)	507
Cash and cash equivalents at beginning of period	2,036	1,501
Cash and cash equivalents at end of period	$960	$2,008
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended June 30,
(in millions)	2015	2014
Net income	$1,414	$520
Non-cash adjustments to net income	2,409	3,012
Contributions to qualified pension plans	(132)	—
Working capital	(812)	(913)
Net cash provided by operating activities	$2,879	$2,619
The variance was driven primarily due to:

•
a $291 million increase in net income after non-cash adjustments, mainly due to higher PJM capacity prices and operating margins for the nonregulated Midwest generation business, higher wholesale origination results primarily due to increases in volume and capacity rates, higher retail pricing and rate riders and favorable weather, partially offset by

•	a $132 million increase in contributions to qualified pension plans.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended June 30,
(in millions)	2015	2014
Capital, investment and acquisition expenditures	$(3,189)	$(2,454)
Available for sale securities, net	13	20
Proceeds from sales of other assets	2,832	119
Other investing items	50	(52)
Net cash used in investing activities	$(294)	$(2,367)
The variance was primarily due to:

•	a $2,713 million increase in proceeds mainly due to sale of the nonregulated Midwest generation business to Dynegy, partially offset by

•
a $735 million increase in capital, investment and acquisition expenditures mainly due to growth initiatives in electric and natural gas infrastructure, solar projects and natural-gas fired generation.

PART I

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended June 30,
(in millions)	2015	2014
Issuance of common stock related to employee benefit plans	$16	$23
(Redemptions) Issuances of long-term debt, net	(672)	331
Notes payable and commercial paper	(365)	1,024
Dividends paid	(1,115)	(1,107)
Repurchase of common shares	(1,500)	—
Other financing items	(25)	(16)
Net cash (used in) provided by financing activities	$(3,661)	$255
The variance was due primarily to:

•	a $1,500 million increase in cash outflows due to the repurchase of 19.8 million common shares under the ASR and

•
a $1,389 million decrease in proceeds from net issuances of notes payable and commercial paper, primarily due to the repayment of commercial paper. These cash outflows were primarily made with proceeds from the sale of the nonregulated Midwest generation business to Dynegy; and

•	a $1,003 million decrease in net issuances of long-term debt, primarily due to the timing of issuances and redemptions across years.
Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2015
Issuance Date	Maturity Date	Interest Rate	Duke Energy	Duke Energy Carolinas
First Mortgage Bonds
March 2015(a)	June 2045	3.750%	$500	$500
Total issuances			$500	$500

(a)	Proceeds will be used to redeem $500 million of first mortgage bonds due October 2015.
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
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which becomes effective six months after publication, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows for beneficial use of CCRs with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments, structural fills and CCR piles. The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded asset retirement obligation amounts during the second quarter of 2015. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 7 to the Condensed Consolidated Financial Statements, "Asset Retirement Obligations."

PART I

Duke Energy Ohio's nonregulated Beckjord Station, a facility retired during 2014, is not subject to the recently enacted EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with coal ash at the facility, the costs could have an adverse impact to Duke Energy Ohio's financial position, results of operations and cash flows.
Coal Ash Management Act of 2014
On September 20, 2014, the North Carolina Coal Ash Management Act of 2014 became law and was amended on June 24, 2015 by the Mountain Energy Act of 2015. The Coal Ash Act, as amended, (i) establishes a Coal Ash Management Commission (Coal Ash Commission) to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities; (iii) requires closure of ash impoundments at Duke Energy Progress' Sutton Plant and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019 and Duke Energy Progress' Asheville Plant no later than August 1, 2022; (iv) requires dry disposal of fly ash at active plants, excluding the Asheville Plant, not retired by December 31, 2018; (v) requires dry disposal of bottom ash at active plants, excluding the Asheville Plant, by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be categorized as high-risk, intermediate-risk or low-risk no later than December 31, 2015 by the North Carolina Department of Environment and Natural Resources (DENR) with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments; and (viii) enhances the level of regulation for structural fills utilizing coal ash. The Coal Ash Act includes a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Provisions of the Coal Ash Act prohibit cost recovery in customer rates for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of CCR surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. Duke Energy has and will periodically submit to DENR site-specific coal ash impoundment closure plans or excavation plans in advance of closure plans. These plans and all associated permits must be approved by DENR before any excavation or closure work can begin.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC. In April 2015, the federal CCR rules were published and Duke Energy Carolinas subsequently executed an agreement with the conservation groups Upstate Forever and Save Our Saluda requiring Duke Energy Carolinas to remediate all active and inactive ash storage areas at the W.S. Lee Steam Station. Coal-fired generation at W.S. Lee ceased in 2014 and unit 3 is being converted to natural gas. In July 2015, Duke Energy Progress executed a consent agreement with the SCDHEC requiring the excavation of an inactive ash fill area at the Robinson Plant within eight years. The Robinson and Lee sites are required to be closed pursuant to the recently issued CCR rule and the provisions of these consent agreements are consistent with the federal CCR closure requirements.
For further information, refer to Note 5 of the Condensed Consolidated Financial Statements, “Commitments and Contingencies.”
Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule was issued on February 16, 2012. The rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants have requested and received compliance extensions for a number of its plants. The rule requirements apply where a compliance extension was not received. Duke Energy Registrants are on track to meet the requirements. Strategies to achieve compliance include installation of new air emission control equipment, development of monitoring processes, fuel switching and acceleration of retirement for some coal-fired electric-generation units. For additional information, refer to Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” regarding potential plant retirements.
In April 2014, several petitions for review of the final rule were denied by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On November 25, 2014, the Supreme Court granted a petition for review based on the issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate and necessary to regulate hazardous air pollutants from coal-fired and oil-fired steam electric generating units. In June 2015, the Supreme Court reversed the D.C. Circuit Court's decision and remanded the case to the D.C. Circuit Court for further proceedings, finding that the EPA erred in refusing to consider costs when deciding whether it was appropriate and necessary to regulate emissions of hazardous air pollutants from steam electric generating units. Pending action by the D.C. Circuit Court, the rule remains in effect. Duke Energy cannot predict the results of these proceedings.
Clean Water Act 316(b)
The EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 26 of the electric generating facilities the Duke Energy Registrants own and operate. The rule allows for several options to demonstrate compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2022 time frame. Petitions challenging the rule have been filed by several groups. It is unknown at this time when the courts will rule on the petitions.
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

PART I

Estimated Cost and Impacts of Rulemakings
The ultimate compliance requirements for currently proposed environmental regulations will not be known until all the rules have been finalized. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses, in addition to costs for replacement generation for potential coal-fired power plant retirements as a result of these regulations. The actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final regulations. The Duke Energy Registrants intend to seek rate recovery of necessary and prudently incurred costs associated with regulated operations in complying with these regulations. Refer to Note 4 of the Condensed Consolidated Financial Statements, “Regulatory Matters,” for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
The following table provides estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants over the five years ended December 31, 2019. These costs are primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, MATS, Clean Water Act 316(b) and ELGs. The estimated 5-year cost excludes amounts for ash basin closure recorded as Asset retirement obligations on the Condensed Consolidated Balance Sheets. For more information, see Note 7 to the Condensed Consolidated Financial Statements, "Asset Retirement Obligations."

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
Carbon Pollution Standards for New, Modified and Reconstructed Power Plants
On August 3, 2015, the EPA issued the final rules establishing carbon dioxide (CO2) emissions limits for new, modified, and reconstructed power plants. A new source is any fossil fuel-fired power plant that commenced construction on or after January 8, 2014. The 1,400 lb /MWh CO2 emission limit EPA established for new coal-fired power plants reflects the application of carbon capture technology at a 20 percent capture rate. The 1,000 lb/MWh CO2 emission limit the EPA established for new stationary combustion turbines is based on natural gas combined cycle technology.
The emission standard the EPA established for modified power plants would be a unit-specific limit based on the source’s historical annual performance.  The emission standards the EPA established for reconstructed coal-fired power plants ranges from 1,800 to 2,000 lb CO2/MWh.
The Duke Energy Registrants are evaluating the impacts of the final rule, but do not believe the impacts will be material.
Clean Power Plan
On August 3, 2015, the EPA issued the final Clean Power Plan (CPP) for regulating CO2 emissions from existing fossil fuel-fired electric generating units (EGUs). The CPP establishes state-level CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. States are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016. States that receive an extension must submit a final completed plan to the EPA by September 6, 2018. The EPA will take a year to review state plans. Once approved, states must implement their plan to ensure power plants achieve the interim CO2 emissions performance goals over the period of 2022 to 2029 and the final CO2 goals in 2030 and beyond. The CPP does not directly impose regulatory requirements on the Duke Energy Registrants. State implementation plans will include the regulatory requirements that will apply to the Duke Energy Registrants. The Duke Energy Registrants are unable to determine how the final CPP rule will impact them until state plans are developed and approved by the EPA , but the impact could be significant.
The EPA also released a proposed federal plan for public comment. A federal plan would be applied to states that fail to submit a plan to EPA or where a state plan is not approved by the EPA. Comment on the proposed federal plan are due 90 days after it is published in the Federal Register.

PART I

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
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2015, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and six months ended June 30, 2015, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Subsequent Events
See Note 18 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and six months ended June 30, 2015, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2015, see Note 4 and Note 5 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and “Commitments and Contingencies,” respectively.
Virginia Department of Environmental Quality Civil Enforcement
In June 2015, the Virginia State Water Control Board voted to approve a consent order to resolve the civil enforcement claim of the Virginia Department of Environmental Quality (VDEQ) against Duke Energy Carolinas related to the February 2014 Dan River coal ash release. Pursuant to the terms of the $2.5 million settlement, Duke Energy Carolinas is required to perform $2.25 million of environmental projects that benefit Virginia communities and fund an additional $250,000 for VDEQ to respond to environmental emergencies. Failure to perform sufficient environmental projects will require Duke Energy Carolinas to make a cash payment in the amount of the shortfall.
MTBE Litigation
On June 28, 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against, among others, Duke Energy Merchants (DEM), alleging contamination of “waters of the state” by MTBE from leaking gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen level in gasoline and make it burn cleaner. The case was removed to federal court and consolidated in an existing multi-district litigation docket of pending MTBE cases. DEM and NJDEP have reached an agreement in principle to settle the case for a payment by DEM of $1.7 million. Such agreement is subject to the execution of a Consent Decree and approval of the Court.

DEM is also a defendant in a similar case filed by the Commonwealth of Pennsylvania on June 19, 2014. That case has also been moved to the consolidated multidistrict proceeding.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES FOR SECOND QUARTER OF 2015

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under Plans or Programs (a) (in millions)
April 1 to April 30	16,564,896	$75.75	16,564,896	$225
May 1 to May 31	—	—	—	225
June 1 to June 30	3,238,223	75.75	3,238,223	—

(a)
On April 6, 2015, Duke Energy entered into agreements to repurchase a total of $1.5 billion of Duke Energy common stock under an ASR. During the three-month period ended June 30, 2015, Duke Energy repurchased approximately 19.8 million shares for approximately $1.5 billion. See Note 14 for further information.

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

Exhibit Number		Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
3.1	Articles of Organization including Articles of Conversion (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-03382).				X
3.2	Plan of Conversion (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-03382).				X
3.3	Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 3.3 to Registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-03382).				X
3.4	Articles of Conversion (incorporated by reference to Exhibit 3.4 to Registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-03274).					X
3.5	Articles of Organization (incorporated by reference to Exhibit 3.5 to Registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-03274).					X
3.6	Plan of Conversion (incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-03274).					X
3.7	Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 3.7 to Registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-03274).					X
10.1
Completed Accelerated Stock Repurchase Program executed by Goldman, Sachs & Co. and JPMorgan Chase Bank, N.A. on April 6, 2015 under an agreement with Registrant (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 6, 2015, File No. 1-32853).
X
*10.2	Duke Energy Corporation 2015 Director Compensation Program Summary	X
*10.3	Approved Plea Agreement between Registrant and the Court of the Eastern District of North Carolina in connection with the May 14, 2015 Dan River Grand Jury Settlement.		X
*10.4	Approved Plea Agreement between Registrant and the Court of the Eastern District of North Carolina in connection with the May 14, 2015 Dan River Grand Jury Settlement.				X
10.5	Amendment to Employment Agreement between Lynn J. Good and Duke Energy Corporation (incorporated by reference to Registrant's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).	X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

PART II

*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

PART II

*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X
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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC PROGRESS ENERGY, INC. DUKE ENERGY PROGRESS, LLC DUKE ENERGY FLORIDA, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date:	August 7, 2015	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer

Date:	August 7, 2015	/s/ BRIAN D. SAVOY
Brian D. Savoy Senior Vice President, Chief Accounting Officer and Controller