Form 10-K/A
period 2015-12-31
Duke Energy CORP
filed 2016-04-07
CIK 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2015 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, NC 28202-1803 704-382-3853	20-2777218

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Registrant	Title of each class	Name of each exchange on which registered
Duke Energy Corporation (Duke Energy)	Common Stock, $0.001 par value	New York Stock Exchange, Inc.
Duke Energy	5.125% Junior Subordinated Debentures due January 15, 2073	New York Stock Exchange, Inc.
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒
Indicate by check mark whether Duke Energy is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2015.	48,570,203,631
Number of shares of Common Stock, $0.001 par value, outstanding at March 31, 2016.	688,896,636
DOCUMENTS INCORPORATED BY REFERENCE
None.

1

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to Duke Energy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission on February 25, 2016 (the “Original Filing”) is being filed for the sole purpose of providing the information under “Securities Authorized for Issuance under Equity Compensation Plans” per Item 201(d) of Regulation S-K required by Item 5 of Part II and the information under “Equity Compensation Plan Information” per Item 201(d) of Regulation S-K required by Item 12 of Part III of the Original Filing. In addition, this Amendment No. 1 amends Item 15 of Part IV of the Original Filing solely to reflect the inclusion of new certifications by our principal executive officer and principal financial officer as required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Item 5 of Part II, Item 12 of Part III and Item 15 of Part IV are amended and restated in their entirety as to Duke Energy.
This Amendment has not been updated for events or information subsequent to the filing date of the Original Filing and should be read in conjunction with the Original Filing and Duke Energy’s other filings with the Securities and Exchange Commission. Except as described above, no other changes have been made in the Amendment to modify or update the other disclosures in the Original Filing. Material events may have occurred subsequent to the filing of the Original Filing that are not reflected in this Amendment.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the NYSE (ticker symbol DUK). As of January 31, 2016, there were 166,231 Duke Energy common stockholders of record.
There is no market for common stock of the Subsidiary Registrants, all of which is owned by Duke Energy.
Common Stock Data by Quarter
The following chart provides Duke Energy common stock trading prices as reported on the New York Stock Exchange and information on common stock dividends declared. Stock prices represent the intra-day high and low stock price.
Duke Energy expects to continue its policy of paying regular cash dividends; however, there is no assurance as to the amount of future dividends as they depend on future earnings, capital requirements, and financial condition, and are subject to declaration by the Duke Energy Board of Directors.
Duke Energy’s operating subsidiaries have certain restrictions on their ability to transfer funds in the form of dividends or loans to Duke Energy. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters” for further information regarding these restrictions.
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III below for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2015

There were no repurchases of equity securities during the fourth quarter of 2015.

2

Stock Performance Graph

The following performance graph compares the cumulative total shareholder return from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Sector Index (Philadelphia Utility Index) for the past five years. The graph assumes an initial investment of $100 on December 31, 2010, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.
NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2015.

3

PART III
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2015, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted-average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,249,073	(2)	$69.11	9,932,605	(3)
Equity compensation plans not approved by security holders	211,882	(4)	n/a	n/a	(5)
Total	3,460,955		$69.11	9,932,605

(1)
This column includes only the weighted-average exercise price of outstanding options. As of December 31, 2015, no options were outstanding under equity compensation plans not approved by security holders.

(2)
Includes outstanding options, restricted stock units and performance shares (assuming the maximum payout level) granted under the Duke Energy Corporation 2010 Long-Term Incentive Plan or the Duke Energy Corporation 2015 Long-Term Incentive Plan, as well as shares that could be payable with respect to stock awards that were deferred under the Duke Energy Corporation Executive Savings Plan and the Duke Energy Corporation Directors' Savings Plan.

(3)
Includes shares remaining available for issuance pursuant to stock awards under the Duke Energy Corporation 2015 Long-Term Incentive Plan. No additional stock awards can be granted under the Duke Energy Corporation 2010 Long-Term Incentive Plan.

(4)
Includes shares that could be payable with respect to certain compensation (other than Duke Energy stock awards) that was deferred under the Duke Energy Corporation Executive Savings Plan and Duke Energy Corporation Directors' Savings Plan, each of which is a nonqualified deferred compensation plan under which benefits generally are payable following the participant’s separation from service.

(5)
The number of shares remaining available for future issuance under equity compensation plans not approved by security holders cannot be determined because it is based on the amount of futures deferrals, if any, under the Duke Energy Corporation Executive Savings Plan and Duke Energy Corporation Directors' Savings Plan.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits – See Exhibit Index immediately following the signature page.

4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
Date: April 6, 2016

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ BRIAN D. SAVOY
Brian D. Savoy Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX
Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

Exhibit
Number
2.1
Agreement and Plan of Merger between Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc., dated as of January 8, 2011, (incorporated by reference to Exhibit 2.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 11, 2011, File No. 1-32853).

2.2
Agreement and Plan of Merger between Piedmont Natural Gas Company, Duke Energy Corporation and Forest Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to Duke Energy Corporation's Current Report on Form 8-K filed on October 26, 2015, File No. 1-32853).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 20, 2014, File No. 1-32853).
3.2	Amended and Restated By-Laws of Duke Energy Corporation (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 4, 2016, File No. 1-32853).
4.2
Indenture between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 3, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).

4.2.1	First Supplemental Indenture, dated as of June 16, 2008, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).
4.2.2
Second Supplemental Indenture, dated as of January 26, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 26, 2009, File No. 1-32853).

4.2.3
Third Supplemental Indenture, dated as of August 28, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 28, 2009, File No. 1-32853).

4.2.4	Fourth Supplemental Indenture, dated as of March 25, 2010, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on March 25, 2010, File No. 1-32853).
4.2.5
Fifth Supplemental Indenture, dated as of August 25, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 25, 2011, File No. 1-32853).

4.2.6
Sixth Supplemental Indenture, dated as of November 17, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on November 17, 2011, File No. 1-32853).

4.2.7
Seventh Supplemental Indenture, dated as of August 16 , 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 16, 2012, File No. 1-32853).

4.2.8	Eighth Supplemental Indenture, dated as of January 14, 2013, (incorporated by reference to Exhibit 2 to Duke Energy Corporation's Form 8-A filed on January 14, 2013, File No. 1-32853).
4.2.9	Ninth Supplemental Indenture, dated as of June 13, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 13, 2013, File No. 1-32853).
4.2.10
Tenth Supplemental Indenture, dated as of October 11, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on October 11, 2013, File No. 1-32853).

4.2.11	Eleventh Supplemental Indenture, dated as of April 4, 2014, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 4, 2014, File No. 1-32853).
4.2.12
Twelfth Supplemental Indenture, dated as of November 19, 2015, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on November 19, 2015, File No. 1-32853).

4.19
Form of Duke Energy InterNote (Fixed Rate), dated as of November 13, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on November 14, 2012, File No. 1-32853).

4.20
Form of Duke Energy InterNote (Floating Rate), dated as of November 13, 2012, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on November 14, 2012, File No. 1-32853).

10.1
Purchase and Sale Agreement between Duke Energy Americas, LLC and LSP Bay II Harbor Holding, LLC, dated as of January 8, 2006, (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006, File No. 1-32853).

10.1.1
Amendment to Purchase and Sale Agreement between Duke Energy Americas, LLC, LS Power Generation, LLC (formerly LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC, dated as of May 4, 2006, (incorporated by reference to Exhibit 10.2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006, File No.1-32853).

10.2**	Directors’ Charitable Giving Program (incorporated by reference to Exhibit 10-P to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-4928).
10.2.1**
Amendment to Directors’ Charitable Giving Program, dated as of  June 18, 1997, (incorporated by reference to Exhibit 1-1.1 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 1-4928).

10.2.2**
Amendment to Directors’ Charitable Giving Program, dated as of July 28, 1997, (incorporated by reference to Exhibit 10-1.2 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 1-4928).

10.2.3**
Amendment to Directors’ Charitable Giving Program, dated as of February 18, 1998, (incorporated by reference to Exhibit 10-1.3 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 1-4928).

10.3
Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, File No. 1-32853).

10.14
Agreements between Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed, on August 9, 2006, File No. 1-32853).

10.16
Purchase and Sale Agreement between Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 30, 2006, File No. 1-32853).

10.18
Formation and Sale Agreement between Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006, (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006, File No. 1-32853).

10.19
Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of July 11, 2007, (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007, File No. 1-32853). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.20
Amended and Restated Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of February 20, 2008, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008, File No. 1-32853). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.21
Agreement and Plan of Merger between DEGS Wind I, LLC, DEGS Wind Vermont, Inc., Catamount Energy Corporation, dated as of June 25, 2008, (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008, File No. 1-32853).

10.22
Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of December 21, 2009, (incorporated by reference to Exhibit 10.41 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, File No.1-32853).

10.23
Operating Agreement of Pioneer Transmission, LLC (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008, File No. 1-32853).

10.24**
Amended and Restated Duke Energy Corporation Directors' Saving Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.32 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).

10.25
Engineering, Procurement and Construction Management Agreement between Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) and Bechtel Power Corporation, dated as of December 15, 2008, (incorporated by reference to Item 1.01 to registrant's Current Report on Form 8-K filed on December 19, 2008, File Nos. 1-32853 and 1-3543). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.26
Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of March 8, 2010, (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 7, 2010, File Nos. 1-32853 and 1-4928).

10.27**	Duke Energy Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 10, 2011, File No. 1-32853).
10.28
$6,000,000,000 Five-Year Credit Agreement between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., Carolina Power and Light Company d/b/a Duke Energy Progress, Inc. and Florida Power Corporation, d/b/a Duke Energy Florida, Inc., as Borrowers, the lenders listed therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc, as Co-Syndication Agents and Bank of China, New York Branch, Barclays Bank PLC, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Industrial and Commercial Bank of China Limited, New York Branch, JPMorgan Chase Bank, N.A. and UBS Securities LLC, as Co-Documentation Agents, dated as of November 18, 2011, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 25, 2011, File Nos. 1-32853, 1-4928, 1-1232 and 1-3543).

10.28.1
Amendment No. 1 and Consent between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., Duke Energy Progress, Inc., Duke Energy Florida, Inc., and Wells Fargo Bank, National Association, dated as of December 18, 2013, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 23, 2013, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232 and 1-3543).

10.28.2
Amendment No. 2 and Consent between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., Duke Energy Progress, Inc., and Duke Energy Florida, Inc., the Lenders party hereto, the issuing Lenders party hereto, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, dated as of January 30, 2015 (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K filed on February 5, 2015, File Nos. 1-32853, 1-4928, 1-1232, 1-3543, 1-3382 and 1-3274).

10.29**	Duke Energy Corporation 2010 Long-term Incentive Plan (incorporated by reference to Appendix A to registrant's Form DEF 14A filed on March 22, 2010, File No. 1-32853).
10.29.1**
Amendment to Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 8, 2012, File No. 1-32853).

10.30**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).

10.31**
Form of Phantom Stock Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 22, 2011, File No. 1-32853).

10.32**	Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Appendix A to registrant's DEF 14A filed on March 26, 2015, File No. 1-32853).

10.33**
Form of Restricted Stock Unit Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on May 12, 2015, File No. 1-32853).

10.34**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on May 12, 2015, File No. 1-32853).

10.35**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-32853).

10.36**
Form of Restricted Stock Unit Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-32853).

10.37
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).

10.38
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012, (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).

10.39**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).

10.40**
Form of Performance Share Award (incorporated by reference to Exhibit 10.64 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).

10.41**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32852).

10.53**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).

10.53.1**
Amendment to Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 25, 2015, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).

10.54**
Duke Energy Corporation Executive Short-Term Incentive Plan, effective February 25, 2013, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8- filed on May 7, 2013, File No. 1-32853).

10.55**	Duke Energy Corporation 2016 Director Compensation Program Summary
10.56**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 1-32853).

10.57
Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated as of August 21, 2014, (incorporated by reference to Exhibit 10.61 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).

10.58
Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency, dated as of September 5, 2014, (incorporated by reference to Exhibit 10.62 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).

10.59
Change in Control Agreement between Duke Energy Corporation and Lloyd M. Yates, dated as of April 30, 2014, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 6, 2014, File No. 1-32853).

10.60
Accelerated Stock Repurchase Program executed by Goldman, Sachs & Co., and JPMorgan Chase Bank, N.A. on April 6, 2015, under an agreement with Duke Energy Corporation, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 6, 2015, File No. 1-32853).

10.61
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement, (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, File No. 1-32853).

10.62
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement, (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 7, 2015, File No. 1-32853).

12.1	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION (incorporated by reference to Exhibit 12.1 of the Original Filing).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Original Filing).
23.1.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1.1 of the Original Filing).
24.1
Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers (incorporated by reference to Exhibit 24.1 of the Original Filing).

24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney (incorporated by reference to Exhibit 24.2 of the Original Filing).
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Original Filing)
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Original Filing)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Original Filing)
101.LAB	XBRL Taxonomy Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Original Filing)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Original Filing)

101.DEF	XBRL Taxonomy Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Original Filing)
The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the SEC, to furnish copies of any or all of such instruments to it.