Form 10-Q
period 2016-06-30
Duke Energy CORP; Duke Energy Indiana, LLC; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, LLC.
filed 2016-08-04
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
________________________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, North Carolina 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, LLC (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, LLC (a North Carolina limited liability company) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, LLC (an Indiana limited liability company) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒	No ☐	Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☒	No ☐	Duke Energy Indiana, LLC (Duke Energy Indiana)	Yes ☒	No ☐
Duke Energy Progress, LLC (Duke Energy Progress)	Yes ☒	No ☐

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

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒
Number of shares of Common stock outstanding at June 30, 2016:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	688,933,508
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions and can often be identified by terms and phrases that include “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook” or other similar terminology. Various factors may cause actual results to be materially different than the suggested outcomes within forward-looking statements; accordingly, there is no assurance that such results will be realized. These factors include, but are not limited to:

◦
State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements or climate change, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;

◦
The extent and timing of costs and liabilities to comply with federal and state laws, regulations, and legal requirements related to coal ash remediation, including amounts for required closure of certain ash impoundments, are uncertain and difficult to estimate;

◦
The ability to recover eligible costs, including amounts associated with coal ash impoundment retirement obligations and costs related to significant weather events, and to earn an adequate return on investment through the regulatory process;

◦
The costs of decommissioning Crystal River Unit 3 and other nuclear facilities could prove to be more extensive than amounts estimated and all costs may not be fully recoverable through the regulatory process;

◦	Credit ratings of the Duke Energy Registrants may be different from what is expected;

◦	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

◦
Industrial, commercial and residential growth or decline in service territories or customer bases resulting from variations in customer usage patterns, including energy efficiency efforts and use of alternative energy sources, including self-generation and distributed generation technologies;

◦
Federal and state regulations, laws and other efforts designed to promote and expand the use of energy efficiency measures and distributed generation technologies, such as rooftop solar and battery storage, in Duke Energy service territories could result in customers leaving the electric distribution system, excess generation resources as well as stranded costs;

◦	Advancements in technology;

◦	Additional competition in electric markets and continued industry consolidation;

◦	Political, economic and regulatory uncertainty in Brazil and other countries in which Duke Energy conducts business;

◦	The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts, earthquakes and tornadoes;

◦
The ability to successfully operate electric generating facilities and deliver electricity to customers including direct or indirect effects to the company resulting from an incident that affects the U.S. electric grid or generating resources;

◦
The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches, and other catastrophic events such as fires, explosions, pandemic health events or other similar occurrences;

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

◦
The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations, and general economic conditions;

◦
Declines in the market prices of equity and fixed income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans and nuclear decommissioning trust funds;

◦
Construction and development risks associated with the completion of Duke Energy Registrants’ capital investment projects, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner or at all;

◦
Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	The impact of potential goodwill impairments;

◦	The ability to successfully complete future merger, acquisition or divestiture plans;

◦
The expected timing and likelihood of completion of the proposed acquisition of Piedmont Natural Gas Company, Inc. (Piedmont), including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed acquisition that could reduce anticipated benefits or cause the parties to abandon the acquisition, and under certain specified circumstances pay a termination fee of $250 million, as well as the ability to successfully integrate the businesses and realize anticipated benefits and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect; and

◦
The likelihood, terms and timing of the potential sale of International Energy, excluding the equity investment in National Methanol Company (NMC), could change the presentation of certain assets, liabilities and results of operations as assets held for sale, liabilities associated with assets held for sale, and discontinued operations, respectively.

Additional risks and uncertainties are identified and discussed in the Duke Energy Registrants' reports filed with the SEC and available at the SEC's website at www.sec.gov. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than described. Forward-looking statements speak only as of the date they are made and the Duke Energy Registrants expressly disclaim an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per-share amounts)	2016	2015	2016	2015
Operating Revenues
Regulated electric	$4,965	$5,090	$10,018	$10,547
Nonregulated electric and other	422	403	822	780
Regulated natural gas	97	96	266	327
Total operating revenues	5,484	5,589	11,106	11,654
Operating Expenses
Fuel used in electric generation and purchased power – regulated	1,509	1,721	3,086	3,662
Fuel used in electric generation and purchased power – nonregulated	82	118	140	222
Cost of natural gas	21	26	81	137
Operation, maintenance and other	1,431	1,422	2,920	2,848
Depreciation and amortization	813	790	1,627	1,567
Property and other taxes	293	279	590	543
Impairment charges	195	—	198	—
Total operating expenses	4,344	4,356	8,642	8,979
Gains on Sales of Other Assets and Other, net	5	13	14	27
Operating Income	1,145	1,246	2,478	2,702
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	15	23	23	36
Other income and expenses, net	92	72	171	146
Total other income and expenses	107	95	194	182
Interest Expense	500	403	1,011	806
Income From Continuing Operations Before Income Taxes	752	938	1,661	2,078
Income Tax Expense from Continuing Operations	239	334	452	698
Income From Continuing Operations	513	604	1,209	1,380
(Loss) Income From Discontinued Operations, net of tax	(1)	(57)	2	34
Net Income	512	547	1,211	1,414
Less: Net Income Attributable to Noncontrolling Interests	3	4	8	7
Net Income Attributable to Duke Energy Corporation	$509	$543	$1,203	$1,407

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$0.74	$0.87	$1.74	$1.96
Diluted	$0.74	$0.87	$1.74	$1.96
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$—	$(0.09)	$—	$0.05
Diluted	$—	$(0.09)	$—	$0.05
Net income attributable to Duke Energy Corporation common stockholders
Basic	$0.74	$0.78	$1.74	$2.01
Diluted	$0.74	$0.78	$1.74	$2.01
Weighted average shares outstanding
Basic	689	692	689	700
Diluted	690	692	689	700

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net Income	$512	$547	$1,211	$1,414
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	58	9	107	(116)
Pension and OPEB adjustments	2	7	2	2
Net unrealized (losses) gains on cash flow hedges	(11)	9	(25)	2
Reclassification into earnings from cash flow hedges	—	1	2	5
Unrealized gains (losses) on available-for-sale securities	3	(3)	7	(3)
Other Comprehensive Income (Loss), net of tax	52	23	93	(110)
Comprehensive Income	564	570	1,304	1,304
Less: Comprehensive Income Attributable to Noncontrolling Interests	6	3	12	2
Comprehensive Income Attributable to Duke Energy Corporation	$558	$567	$1,292	$1,302

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$676	$857
Receivables (net of allowance for doubtful accounts of $23 at 2016 and $18 at 2015)	575	703
Receivables of VIEs (net of allowance for doubtful accounts of $56 at 2016 and $53 at 2015)	1,943	1,748
Inventory	3,627	3,810
Regulatory assets (includes $34 related to VIEs at 2016)	825	877
Other	451	327
Total current assets	8,097	8,322
Investments and Other Assets
Investments in equity method unconsolidated affiliates	613	499
Nuclear decommissioning trust funds	5,966	5,825
Goodwill	16,357	16,343
Other	2,972	3,042
Total investments and other assets	25,908	25,709
Property, Plant and Equipment
Cost	115,143	112,826
Accumulated depreciation and amortization	(38,412)	(37,665)
Generation facilities to be retired, net	598	548
Net property, plant and equipment	77,329	75,709
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,194 related to VIEs at 2016)	11,290	11,373
Other	30	43
Total regulatory assets and deferred debits	11,320	11,416
Total Assets	$122,654	$121,156
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,221	$2,400
Notes payable and commercial paper	2,312	3,633
Taxes accrued	467	348
Interest accrued	448	430
Current maturities of long-term debt (includes $197 at 2016 and $125 at 2015 related to VIEs)	2,342	2,074
Regulatory liabilities	332	400
Other	1,784	2,115
Total current liabilities	9,906	11,400
Long-Term Debt (includes $3,383 at 2016 and $2,197 at 2015 related to VIEs)	39,931	37,495
Deferred Credits and Other Liabilities
Deferred income taxes	13,038	12,705
Investment tax credits	492	472
Accrued pension and other post-retirement benefit costs	1,044	1,088
Asset retirement obligations	10,231	10,264
Regulatory liabilities	6,334	6,255
Other	1,730	1,706
Total deferred credits and other liabilities	32,869	32,490
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 689 million and 688 million shares outstanding at 2016 and 2015, respectively	1	1
Additional paid-in capital	37,984	37,968
Retained earnings	2,627	2,564
Accumulated other comprehensive loss	(717)	(806)
Total Duke Energy Corporation stockholders' equity	39,895	39,727
Noncontrolling interests	53	44
Total equity	39,948	39,771
Total Liabilities and Equity	$122,654	$121,156

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,211	$1,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,868	1,784
Equity component of AFUDC	(87)	(82)
Gains on sales of other assets	(18)	(29)
Impairment charges	198	37
Deferred income taxes	285	699
Equity in earnings of unconsolidated affiliates	(23)	(36)
Accrued pension and other post-retirement benefit costs	8	36
Contributions to qualified pension plans	—	(132)
Payments for asset retirement obligations	(263)	(125)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	199	(29)
Receivables	(57)	105
Inventory	178	2
Other current assets	(51)	(161)
Increase (decrease) in
Accounts payable	(153)	(288)
Taxes accrued	216	(29)
Other current liabilities	(281)	(145)
Other assets	(9)	(63)
Other liabilities	(15)	(79)
Net cash provided by operating activities	3,206	2,879
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,393)	(3,062)
Investment expenditures	(136)	(98)
Acquisitions	—	(29)
Purchases of available-for-sale securities	(3,033)	(2,187)
Proceeds from sales and maturities of available-for-sale securities	3,059	2,200
Net proceeds from the sale of the Disposal Group	—	2,792
Net proceeds from the sales of equity investments and other assets	2	40
Change in restricted cash	(21)	(3)
Other	(86)	53
Net cash used in investing activities	(3,608)	(294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,514	574
Issuance of common stock related to employee benefit plans	7	16
Payments for the redemption of long-term debt	(795)	(1,246)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	500	287
Payments for the redemption of short-term debt with original maturities greater than 90 days	(492)	(664)
Notes payable and commercial paper	(1,349)	12
Distributions to noncontrolling interests	(3)	(7)
Dividends paid	(1,140)	(1,115)
Repurchase of common shares	—	(1,500)
Other	(21)	(18)
Net cash provided by (used in) financing activities	221	(3,661)
Net decrease in cash and cash equivalents	(181)	(1,076)
Cash and cash equivalents at beginning of period	857	2,036
Cash and cash equivalents at end of period	$676	$960
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$670	$547

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	Gains (Losses)		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2014	707	$1	$39,405	$2,012	$(439)	$(59)	$3	$(48)	$40,875	$24	$40,899
Net income	—	—	—	1,407	—	—	—	—	1,407	7	1,414
Other comprehensive (loss) income	—	—	—	—	(111)	7	(3)	2	(105)	(5)	(110)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	28	—	—	—	—	—	28	—	28
Stock repurchase	(20)	—	(1,500)	—	—	—	—	—	(1,500)	—	(1,500)
Common stock dividends	—	—	—	(1,115)	—	—	—	—	(1,115)	—	(1,115)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other(a)	—	—	—	(10)	—	—	—	—	(10)	18	8
Balance at June 30, 2015	688	$1	$37,933	$2,294	$(550)	$(52)	$—	$(46)	$39,580	$37	$39,617

Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	1,203	—	—	—	—	1,203	8	1,211
Other comprehensive income (loss)	—	—	—	—	103	(23)	7	2	89	4	93
Common stock issuances, including dividend reinvestment and employee benefits	1	—	16	—	—	—	—	—	16	—	16
Common stock dividends	—	—	—	(1,140)	—	—	—	—	(1,140)	—	(1,140)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2016	689	$1	$37,984	$2,627	$(589)	$(73)	$4	$(59)	$39,895	$53	$39,948

(a)	The $18 million change in Noncontrolling Interests is primarily related to an acquisition of majority interest in a solar company for an insignificant amount of cash consideration.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$1,675	$1,707	$3,415	$3,608
Operating Expenses
Fuel used in electric generation and purchased power	389	427	810	1,005
Operation, maintenance and other	476	469	988	958
Depreciation and amortization	275	261	534	510
Property and other taxes	71	67	138	137
Total operating expenses	1,211	1,224	2,470	2,610
Operating Income	464	483	945	998
Other Income and Expenses, net	45	41	82	83
Interest Expense	107	106	214	208
Income Before Income Taxes	402	418	813	873
Income Tax Expense	141	153	281	316
Net Income	$261	$265	$532	$557
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	1	—
Comprehensive Income	$261	$265	$533	$557

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$16	$13
Receivables (net of allowance for doubtful accounts of $2 at 2016 and $3 at 2015)	112	142
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2016 and 2015)	696	596
Receivables from affiliated companies	71	107
Notes receivable from affiliated companies	252	163
Inventory	1,169	1,276
Regulatory assets	262	305
Other	86	128
Total current assets	2,664	2,730
Investments and Other Assets
Nuclear decommissioning trust funds	3,133	3,050
Other	916	999
Total investments and other assets	4,049	4,049
Property, Plant and Equipment
Cost	40,285	39,398
Accumulated depreciation and amortization	(13,880)	(13,521)
Net property, plant and equipment	26,405	25,877
Regulatory Assets and Deferred Debits
Regulatory assets	2,856	2,766
Other	3	4
Total regulatory assets and deferred debits	2,859	2,770
Total Assets	$35,977	$35,426
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$565	$753
Accounts payable to affiliated companies	173	229
Taxes accrued	137	25
Interest accrued	108	95
Current maturities of long-term debt	468	356
Regulatory liabilities	91	39
Other	400	519
Total current liabilities	1,942	2,016
Long-Term Debt	8,592	7,711
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	6,472	6,146
Investment tax credits	196	199
Accrued pension and other post-retirement benefit costs	96	107
Asset retirement obligations	3,910	3,918
Regulatory liabilities	2,885	2,802
Other	645	621
Total deferred credits and other liabilities	14,204	13,793
Commitments and Contingencies
Equity
Member's equity	10,949	11,617
Accumulated other comprehensive loss	(10)	(11)
Total equity	10,939	11,606
Total Liabilities and Equity	$35,977	$35,426

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	673	670
Equity component of AFUDC	(48)	(48)
Deferred income taxes	273	184
Accrued pension and other post-retirement benefit costs	2	7
Contributions to qualified pension plans	—	(42)
Payments for asset retirement obligations	(118)	(60)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	—
Receivables	(48)	45
Receivables from affiliated companies	36	(31)
Inventory	102	(31)
Other current assets	24	34
Increase (decrease) in
Accounts payable	(226)	(200)
Accounts payable to affiliated companies	(56)	(13)
Taxes accrued	188	73
Other current liabilities	28	(33)
Other assets	22	58
Other liabilities	(14)	(49)
Net cash provided by operating activities	1,373	1,121
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,031)	(954)
Purchases of available-for-sale securities	(1,395)	(1,410)
Proceeds from sales and maturities of available-for-sale securities	1,395	1,410
Notes receivable from affiliated companies	(89)	(550)
Other	(41)	8
Net cash used in investing activities	(1,161)	(1,496)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	992	496
Payments for the redemption of long-term debt	(1)	—
Distributions to parent	(1,200)	(100)
Other	—	(6)
Net cash (used in) provided by financing activities	(209)	390
Net increase in cash and cash equivalents	3	15
Cash and cash equivalents at beginning of period	13	13
Cash and cash equivalents at end of period	$16	$28
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$228	$160

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive Loss
			Net Unrealized
		Net Losses on	Losses on
	Member's	Cash Flow	Available-for-	Total
(in millions)	Equity	Hedges	Sale Securities	Equity
Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
Net income	557	—	—	557
Distributions to parent	(100)	—	—	(100)
Balance at June 30, 2015	$11,394	$(12)	$(1)	$11,381

Balance at December 31, 2015	$11,617	$(11)	$—	$11,606
Net income	532	—	—	532
Other comprehensive income	—	1	—	1
Distributions to parent	(1,200)	—	—	(1,200)
Balance at June 30, 2016	$10,949	$(10)	$—	$10,939

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$2,348	$2,476	$4,680	$5,012
Operating Expenses
Fuel used in electric generation and purchased power	852	1,003	1,712	2,035
Operation, maintenance and other	525	568	1,117	1,133
Depreciation and amortization	296	283	586	570
Property and other taxes	120	124	239	235
Impairment charges	1	—	3	—
Total operating expenses	1,794	1,978	3,657	3,973
Gains on Sales of Other Assets and Other, net	6	6	12	14
Operating Income	560	504	1,035	1,053
Other Income and Expenses, net	28	19	48	46
Interest Expense	160	166	320	334
Income From Continuing Operations Before Income Taxes	428	357	763	765
Income Tax Expense From Continuing Operations	154	140	277	284
Income From Continuing Operations	274	217	486	481
Loss From Discontinued Operations, net of tax	—	—	—	(1)
Net Income	274	217	486	480
Less: Net Income Attributable to Noncontrolling Interests	2	2	5	5
Net Income Attributable to Parent	$272	$215	$481	$475

Net Income	$274	$217	$486	$480
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	1	2	2
Reclassification into earnings from cash flow hedges	2	1	3	(1)
Unrealized (losses) gains on available-for-sale securities	—	(1)	1	(1)
Other Comprehensive Income, net of tax	3	1	6	—
Comprehensive Income	277	218	492	480
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	5	5
Comprehensive Income Attributable to Parent	$275	$216	$487	$475

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$34	$44
Receivables (net of allowance for doubtful accounts of $6 at 2016 and 2015)	100	151
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2016 and 2015)	776	658
Receivables from affiliated companies	11	375
Inventory	1,725	1,751
Regulatory assets (includes $34 related to VIEs at 2016)	322	362
Other	168	156
Total current assets	3,136	3,497
Investments and Other Assets
Nuclear decommissioning trust funds	2,834	2,775
Goodwill	3,655	3,655
Other	852	834
Total investments and other assets	7,341	7,264
Property, Plant and Equipment
Cost	43,720	42,666
Accumulated depreciation and amortization	(15,087)	(14,867)
Generation facilities to be retired, net	506	548
Net property, plant and equipment	29,139	28,347
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,194 related to VIEs at 2016)	5,298	5,435
Other	4	5
Total regulatory assets and deferred debits	5,302	5,440
Total Assets	$44,918	$44,548
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$690	$722
Accounts payable to affiliated companies	232	311
Notes payable to affiliated companies	916	1,308
Taxes accrued	162	53
Interest accrued	185	195
Current maturities of long-term debt (includes $35 related to VIEs at 2016)	300	315
Regulatory liabilities	166	286
Other	702	891
Total current liabilities	3,353	4,081
Long-Term Debt (includes $1,768 at 2016 and $479 at 2015 related to VIEs)	15,036	13,999
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	5,044	4,790
Accrued pension and other post-retirement benefit costs	519	536
Asset retirement obligations	5,386	5,369
Regulatory liabilities	2,409	2,387
Other	328	383
Total deferred credits and other liabilities	13,686	13,465
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2016 and 2015	—	—
Additional paid-in capital	8,092	8,092
Retained earnings	4,661	4,831
Accumulated other comprehensive loss	(42)	(48)
Total Progress Energy, Inc. stockholders' equity	12,711	12,875
Noncontrolling interests	(18)	(22)
Total equity	12,693	12,853
Total Liabilities and Equity	$44,918	$44,548

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$486	$480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	696	648
Equity component of AFUDC	(30)	(26)
Gains on sales of other assets	(15)	(14)
Impairment charges	3	—
Deferred income taxes	285	358
Accrued pension and other post-retirement benefit costs	(12)	(3)
Contributions to qualified pension plans	—	(42)
Payments for asset retirement obligations	(126)	(61)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	32	5
Receivables	(66)	(103)
Receivables from affiliated companies	306	(55)
Inventory	25	62
Other current assets	45	215
Increase (decrease) in
Accounts payable	(26)	(182)
Accounts payable to affiliated companies	(79)	68
Taxes accrued	90	94
Other current liabilities	(162)	(9)
Other assets	(72)	(70)
Other liabilities	15	(32)
Net cash provided by operating activities	1,395	1,333
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,441)	(1,170)
Purchases of available-for-sale securities	(1,570)	(562)
Proceeds from sales and maturities of available-for-sale securities	1,594	624
Proceeds from insurance	58	—
Notes receivable from affiliated companies	—	220
Change in restricted cash	(6)	—
Other	(14)	4
Net cash used in investing activities	(1,379)	(884)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,338	—
Payments for the redemption of long-term debt	(320)	(549)
Notes payable to affiliated companies	(392)	110
Distributions to noncontrolling interests	(1)	(4)
Dividends to parent	(651)	—
Other	—	(3)
Net cash used in financing activities	(26)	(446)
Net (decrease) increase in cash and cash equivalents	(10)	3
Cash and cash equivalents at beginning of period	44	42
Cash and cash equivalents at end of period	$34	$45
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$288	$271

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
				Net	Net Unrealized		Total Progress
		Additional		Losses on	Gains on	Pension and	Energy, Inc.
	Common	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2014	$—	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176
Net income	—	—	475	—	—	—	475	5	480
Other comprehensive (loss) income	—	—	—	(1)	(1)	2	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Other	—	—	(2)	—	—	—	(2)	4	2
Balance at June 30, 2015	$—	$7,467	$4,255	$(36)	$—	$(5)	$11,681	$(27)	$11,654

Balance at December 31, 2015	$—	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	—	481	—	—	—	481	5	486
Other comprehensive income	—	—	—	3	1	2	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	—	(651)	—	—	—	(651)	—	(651)
Balance at June 30, 2016	$—	$8,092	$4,661	$(28)	$1	$(15)	$12,711	$(18)	$12,693

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$1,213	$1,193	$2,520	$2,642
Operating Expenses
Fuel used in electric generation and purchased power	424	449	872	1,024
Operation, maintenance and other	321	362	707	737
Depreciation and amortization	175	163	350	315
Property and other taxes	38	35	79	67
Total operating expenses	958	1,009	2,008	2,143
Gains on Sales of Other Assets and Other, net	—	—	1	1
Operating Income	255	184	513	500
Other Income and Expenses, net	12	15	29	35
Interest Expense	64	56	127	116
Income Before Income Taxes	203	143	415	419
Income Tax Expense	72	58	147	151
Net Income and Comprehensive Income	$131	$85	$268	$268
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$8	$15
Receivables (net of allowance for doubtful accounts of $4 at 2016 and 2015)	35	87
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2016 and 2015)	421	349
Receivables from affiliated companies	9	16
Inventory	1,068	1,088
Regulatory assets	187	264
Other	35	121
Total current assets	1,763	1,940
Investments and Other Assets
Nuclear decommissioning trust funds	2,110	2,035
Other	509	486
Total investments and other assets	2,619	2,521
Property, Plant and Equipment
Cost	27,771	27,313
Accumulated depreciation and amortization	(10,350)	(10,141)
Generation facilities to be retired, net	506	548
Net property, plant and equipment	17,927	17,720
Regulatory Assets and Deferred Debits
Regulatory assets	2,744	2,710
Other	2	3
Total regulatory assets and deferred debits	2,746	2,713
Total Assets	$25,055	$24,894
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$300	$399
Accounts payable to affiliated companies	134	190
Notes payable to affiliated companies	78	209
Taxes accrued	71	15
Interest accrued	96	96
Current maturities of long-term debt	252	2
Regulatory liabilities	84	85
Other	314	412
Total current liabilities	1,329	1,408
Long-Term Debt	6,163	6,366
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	3,167	3,027
Investment tax credits	152	132
Accrued pension and other post-retirement benefit costs	249	262
Asset retirement obligations	4,594	4,567
Regulatory liabilities	1,901	1,878
Other	23	45
Total deferred credits and other liabilities	10,086	9,911
Commitments and Contingencies
Equity
Member's Equity	7,327	7,059
Total equity	7,327	7,059
Total Liabilities and Equity	$25,055	$24,894

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	451	389
Equity component of AFUDC	(20)	(23)
Gains on sales of other assets	(3)	(1)
Deferred income taxes	172	177
Accrued pension and other post-retirement benefit costs	(16)	(7)
Contributions to qualified pension plans	—	(21)
Payments for asset retirement obligations	(100)	(32)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(1)	(3)
Receivables	(19)	(64)
Receivables from affiliated companies	7	6
Inventory	20	53
Other current assets	131	156
Increase (decrease) in
Accounts payable	(28)	(128)
Accounts payable to affiliated companies	(56)	62
Taxes accrued	56	66
Other current liabilities	(12)	(15)
Other assets	(26)	(31)
Other liabilities	(6)	(21)
Net cash provided by operating activities	818	831
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(704)	(699)
Purchases of available-for-sale securities	(1,299)	(319)
Proceeds from sales and maturities of available-for-sale securities	1,284	301
Notes receivable from affiliated companies	—	237
Other	(19)	6
Net cash used in investing activities	(738)	(474)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	59	—
Payments for the redemption of long-term debt	(15)	(544)
Notes payable to affiliated companies	(131)	192
Other	—	(1)
Net cash used in financing activities	(87)	(353)
Net (decrease) increase in cash and cash equivalents	(7)	4
Cash and cash equivalents at beginning of period	15	9
Cash and cash equivalents at end of period	$8	$13
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$73	$135

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Member's	Total
(in millions)	Stock	Earnings	Equity	Equity
Balance at December 31, 2014	$2,159	$3,708	$—	$5,867
Net income	—	268	—	268
Balance at June 30, 2015	$2,159	$3,976	$—	$6,135

Balance at December 31, 2015	$—	$—	$7,059	$7,059
Net income	—	—	268	268
Balance at June 30, 2016	$—	$—	$7,327	$7,327

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$1,133	$1,281	$2,157	$2,367
Operating Expenses
Fuel used in electric generation and purchased power	429	554	841	1,011
Operation, maintenance and other	199	202	404	390
Depreciation and amortization	122	122	236	256
Property and other taxes	82	88	160	168
Impairment charges	1	—	3	—
Total operating expenses	833	966	1,644	1,825
Operating Income	300	315	513	542
Other Income and Expenses, net	14	4	19	10
Interest Expense	40	50	81	99
Income Before Income Taxes	274	269	451	453
Income Tax Expense	103	104	170	175
Net Income	$171	$165	$281	$278
Other Comprehensive Income, net of tax
Unrealized gains on investments in available-for-sale securities	—	$—	1	—
Comprehensive Income	$171	$165	$282	$278

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$8	$8
Receivables (net of allowance for doubtful accounts of $2 at 2016 and 2015)	64	60
Receivables of VIEs (net of allowance for doubtful accounts of $3 at 2016 and 2015)	355	308
Receivables from affiliated companies	3	84
Inventory	657	663
Regulatory assets (includes $34 related to VIEs at 2016)	135	98
Other	43	21
Total current assets	1,265	1,242
Investments and Other Assets
Nuclear decommissioning trust funds	724	740
Other	288	292
Total investments and other assets	1,012	1,032
Property, Plant and Equipment
Cost	15,938	15,343
Accumulated depreciation and amortization	(4,730)	(4,720)
Net property, plant and equipment	11,208	10,623
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,194 related to VIEs at 2016)	2,553	2,725
Other	3	2
Total regulatory assets and deferred debits	2,556	2,727
Total Assets	$16,041	$15,624
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$390	$322
Accounts payable to affiliated companies	100	116
Notes payable to affiliated companies	406	813
Taxes accrued	156	132
Interest accrued	40	43
Current maturities of long-term debt (includes $35 related to VIEs at 2016)	48	13
Regulatory liabilities	82	200
Other	361	452
Total current liabilities	1,583	2,091
Long-Term Debt (includes $1,468 at 2016 and $225 at 2015 related to VIEs)	5,492	4,253
Deferred Credits and Other Liabilities
Deferred income taxes	2,571	2,460
Accrued pension and other post-retirement benefit costs	238	242
Asset retirement obligations	792	802
Regulatory liabilities	508	509
Other	103	146
Total deferred credits and other liabilities	4,212	4,159
Commitments and Contingencies
Equity
Member's equity	4,753	5,121
Accumulated other comprehensive income	1	—
Total equity	4,754	5,121
Total Liabilities and Equity	$16,041	$15,624

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$281	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	239	258
Equity component of AFUDC	(9)	(2)
Impairment charges	3	—
Deferred income taxes	113	237
Accrued pension and other post-retirement benefit costs	1	3
Contributions to qualified pension plans	—	(21)
Payments for asset retirement obligations	(25)	(28)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	34	5
Receivables	(49)	(40)
Receivables from affiliated companies	23	(53)
Inventory	5	10
Other current assets	(13)	10
Increase (decrease) in
Accounts payable	3	(53)
Accounts payable to affiliated companies	(16)	3
Taxes accrued	5	65
Other current liabilities	(142)	5
Other assets	(47)	(44)
Other liabilities	20	(19)
Net cash provided by operating activities	426	614
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(737)	(471)
Purchases of available-for-sale securities	(271)	(243)
Proceeds from sales and maturities of available-for-sale securities	310	323
Proceeds from insurance	58	—
Change in restricted cash	(6)	—
Other	5	1
Net cash used in investing activities	(641)	(390)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,278	—
Payments for the redemption of long-term debt	(5)	(5)
Notes payable to affiliated companies	(407)	137
Dividends to parent	—	(350)
Distributions to parent	(649)	—
Other	(2)	(1)
Net cash provided by (used in) financing activities	215	(219)
Net increase in cash and cash equivalents	—	5
Cash and cash equivalents at beginning of period	8	8
Cash and cash equivalents at end of period	$8	$13
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$215	$136

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

				Accumulated
				Other
				Comprehensive
				Income
				Net Unrealized
				Gains on
	Common	Retained	Member's	Available-for-Sale	Total
(in millions)	Stock	Earnings	Equity	Securities	Equity
Balance at December 31, 2014	$1,762	$3,460	$—	$—	$5,222
Net income	—	278	—	—	278
Dividends to parent	—	(350)	—	—	(350)
Balance at June 30, 2015	$1,762	$3,388	$—	$—	$5,150

Balance at December 31, 2015	$—	$—	$5,121	$—	$5,121
Net income	—	—	281	—	281
Other comprehensive income	—	—	—	1	1
Distributions to parent	—	—	(649)	—	(649)
Balance at June 30, 2016	$—	$—	$4,753	$1	$4,754

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues
Regulated electric	$323	$299	$663	$638
Nonregulated electric and other	6	9	12	23
Regulated natural gas	99	97	269	330
Total operating revenues	428	405	944	991
Operating Expenses
Fuel used in electric generation and purchased power – regulated	100	107	211	222
Fuel used in electric generation and purchased power – nonregulated	13	12	23	26
Cost of natural gas	9	12	58	109
Operation, maintenance and other	122	118	241	246
Depreciation and amortization	64	58	125	115
Property and other taxes	65	57	136	127
Total operating expenses	373	364	794	845
Gains on Sales of Other Assets and Other, net	—	2	1	8
Operating Income	55	43	151	154
Other Income and Expenses, net	1	(5)	3	(2)
Interest Expense	21	18	41	38
Income From Continuing Operations Before Income Taxes	35	20	113	114
Income Tax Expense From Continuing Operations	12	7	33	42
Income From Continuing Operations	23	13	80	72
Income (Loss) From Discontinued Operations, net of tax	—	(65)	2	25
Net Income (Loss) and Comprehensive Income (Loss)	$23	$(52)	$82	$97

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$10	$14
Receivables (net of allowance for doubtful accounts of $2 at 2016 and 2015)	63	66
Receivables from affiliated companies	35	84
Notes receivable from affiliated companies	186	—
Inventory	110	105
Regulatory assets	54	36
Other	65	110
Total current assets	523	415
Investments and Other Assets
Goodwill	920	920
Other	16	20
Total investments and other assets	936	940
Property, Plant and Equipment
Cost	7,906	7,750
Accumulated depreciation and amortization	(2,536)	(2,507)
Net property, plant and equipment	5,370	5,243
Regulatory Assets and Deferred Debits
Regulatory assets	472	497
Other	2	2
Total regulatory assets and deferred debits	474	499
Total Assets	$7,303	$7,097
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$218	$207
Accounts payable to affiliated companies	76	53
Notes payable to affiliated companies	—	103
Taxes accrued	108	171
Interest accrued	19	18
Current maturities of long-term debt	54	106
Regulatory liabilities	18	12
Other	82	153
Total current liabilities	575	823
Long-Term Debt	1,808	1,467
Long-Term Debt Payable to Affiliated Companies	25	25
Deferred Credits and Other Liabilities
Deferred income taxes	1,476	1,407
Accrued pension and other post-retirement benefit costs	52	56
Asset retirement obligations	125	125
Regulatory liabilities	241	245
Other	160	165
Total deferred credits and other liabilities	2,054	1,998
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at 2016 and 2015	762	762
Additional paid-in capital	2,695	2,720
Accumulated deficit	(616)	(698)
Total equity	2,841	2,784
Total Liabilities and Equity	$7,303	$7,097

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	127	117
Equity component of AFUDC	(2)	(2)
Gains on sales of other assets and other, net	(1)	(8)
Impairment charges	—	40
Deferred income taxes	68	62
Accrued pension and other post-retirement benefit costs	3	4
Contributions to qualified pension plans	—	(1)
Payments for asset retirement obligations	(3)	(1)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	(12)
Receivables	3	6
Receivables from affiliated companies	49	46
Inventory	(5)	3
Other current assets	49	32
Increase (decrease) in
Accounts payable	8	(12)
Accounts payable to affiliated companies	23	19
Taxes accrued	(68)	(68)
Other current liabilities	(66)	99
Other assets	(8)	19
Other liabilities	(9)	(52)
Net cash provided by operating activities	248	388
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(214)	(166)
Notes receivable from affiliated companies	(186)	130
Other	(13)	(4)
Net cash used in investing activities	(413)	(40)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	341	—
Payments for the redemption of long-term debt	(52)	(152)
Notes payable to affiliated companies	(103)	(193)
Dividends to parent	(25)	—
Other	—	(1)
Net cash provided by (used in) financing activities	161	(346)
Net (decrease) increase in cash and cash equivalents	(4)	2
Cash and cash equivalents at beginning of period	14	20
Cash and cash equivalents at end of period	$10	$22
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$30	$19
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	1,912

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2014	$762	$4,782	$(870)	$4,674
Net Income	—	—	97	97
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	(1,912)	—	(1,912)
Balance at June 30, 2015	$762	$2,870	$(773)	$2,859

Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	82	82
Dividends to parent	—	(25)	—	(25)
Balance at June 30, 2016	$762	$2,695	$(616)	$2,841

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$702	$686	$1,416	$1,474
Operating Expenses
Fuel used in electric generation and purchased power	220	235	448	529
Operation, maintenance and other	189	180	351	361
Depreciation and amortization	97	107	222	211
Property and other taxes	22	19	45	18
Total operating expenses	528	541	1,066	1,119
Gain on Sale of Other Assets and Other, net	—	1	—	1
Operating Income	174	146	350	356
Other Income and Expenses, net	6	4	10	9
Interest Expense	47	43	91	88
Income Before Income Taxes	133	107	269	277
Income Tax Expense	48	39	89	101
Net Income	$85	$68	$180	$176
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	—	(1)	(1)
Comprehensive Income	$85	$68	$179	$175

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$12	$9
Receivables (net of allowance for doubtful accounts of $1 at 2016 and 2015)	87	96
Receivables from affiliated companies	60	71
Notes receivable from affiliated companies	147	83
Inventory	508	570
Regulatory assets	115	102
Other	45	15
Total current assets	974	946
Investments and Other Assets	221	212
Property, Plant and Equipment
Cost	13,677	14,007
Accumulated depreciation and amortization	(4,219)	(4,484)
Generation facilities to be retired, net	93	—
Net property, plant and equipment	9,551	9,523
Regulatory Assets and Deferred Debits
Regulatory assets	825	716
Other	2	2
Total regulatory assets and deferred debits	827	718
Total Assets	$11,573	$11,399
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$146	$189
Accounts payable to affiliated companies	87	83
Taxes accrued	40	89
Interest accrued	59	56
Current maturities of long-term debt	221	547
Regulatory liabilities	57	62
Other	101	97
Total current liabilities	711	1,123
Long-Term Debt	3,566	3,071
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,732	1,657
Investment tax credits	137	138
Accrued pension and other post-retirement benefit costs	74	80
Asset retirement obligations	520	525
Regulatory liabilities	745	754
Other	72	65
Total deferred credits and other liabilities	3,280	3,219
Commitments and Contingencies
Equity
Member's equity	3,866	—
Common stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at 2015	—	1
Additional paid-in capital	—	1,384
Retained earnings	—	2,450
Accumulated other comprehensive income	—	1
Total equity	3,866	3,836
Total Liabilities and Equity	$11,573	$11,399

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	223	214
Equity component of AFUDC	(7)	(6)
Gain on sale of other assets and other, net	—	(1)
Deferred income taxes	36	232
Accrued pension and other post-retirement benefit costs	4	6
Contributions to qualified pension plans	—	(9)
Payments for asset retirement obligations	(16)	(3)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(2)
Receivables	12	(1)
Receivables from affiliated companies	11	6
Inventory	62	(42)
Other current assets	(19)	87
Increase (decrease) in
Accounts payable	(22)	26
Accounts payable to affiliated companies	4	2
Taxes accrued	(42)	(21)
Other current liabilities	(60)	5
Other assets	(29)	(31)
Other liabilities	44	(43)
Net cash provided by operating activities	381	595
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(325)	(380)
Purchases of available-for-sale securities	(7)	(4)
Proceeds from sales and maturities of available-for-sale securities	5	3
Proceeds from the sales of other assets	—	14
Notes receivable from affiliated companies	(64)	(25)
Other	(6)	25
Net cash used in investing activities	(397)	(367)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	—
Payments for the redemption of long-term debt	(326)	—
Notes payable to affiliated companies	—	(71)
Dividends to parent	—	(150)
Distributions to parent	(149)	—
Other	(1)	(1)
Net cash provided by (used in) financing activities	19	(222)
Net increase in cash and cash equivalents	3	6
Cash and cash equivalents at beginning of period	9	6
Cash and cash equivalents at end of period	$12	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$43	$46

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2014	$1	$1,384	$2,460	$—	$3	$3,848
Net income	—	—	176	—	—	176
Other comprehensive loss	—	—	—	—	(1)	(1)
Dividends to parent	—	—	(150)	—	—	(150)
Balance at June 30, 2015	$1	$1,384	$2,486	$—	$2	$3,873

Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	180	—	180
Other comprehensive loss	—	—	—	—	(1)	(1)
Distributions to parent	—	—	—	(149)	—	(149)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at June 30, 2016	$—	$—	$—	$3,866	$—	$3,866

See Notes to Condensed Consolidated Financial Statements

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements
(Unaudited)

Index to Combined Notes to Condensed Consolidated Financial Statements
The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply. Tables within the notes may not sum across due to Progress Energy's consolidation of Duke Energy Progress, Duke Energy Florida and other subsidiaries that are not registrants. In addition, the Duke Energy amounts include balances from subsidiaries that are not registrants.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17
Duke Energy Corporation	•	•	•	•	•	•	•		•	•	•	•	•	•	•	•	•
Duke Energy Carolinas, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
Progress Energy, Inc.	•	•	•	•	•	•	•	•	•	•	•	•			•	•	•
Duke Energy Progress, LLC	•	•	•	•	•	•		•	•	•	•	•			•	•	•
Duke Energy Florida, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•	•	•	•		•	•			•	•	•
Duke Energy Indiana, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
1. ORGANIZATION AND BASIS OF PRESENTATION
NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include its subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress); Duke Energy Florida, LLC (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, LLC (Duke Energy Indiana, formerly Duke Energy Indiana, Inc.). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants (Duke Energy Registrants).
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
Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, the generation and sale of electricity in portions of Kentucky, and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers and recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio collectively include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy Inc. (Dynegy). See Note 2 for additional information. Substantially all of Duke Energy Ohio’s operations that remain after the sale qualify for regulatory accounting.
Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and FERC. Substantially all of Duke Energy Indiana’s operations qualify for regulatory accounting. On January 1, 2016, Duke Energy Indiana, an Indiana corporation, converted into an Indiana limited liability company.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

BASIS OF PRESENTATION
Duke Energy completed the sale of Duke Energy Ohio's nonregulated Midwest generation business and Duke Energy Retail Sales (collectively, the Disposal Group), a retail sales business owned by Duke Energy, to Dynegy on April 2, 2015. The results of operations of these businesses prior to the date of sale have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these Condensed Consolidated Financial Statements exclude amounts related to discontinued operations. See Note 2 for additional information.
These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Since the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2015.
The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to Combined Notes to Condensed Consolidated Financial Statements. However, none of the registrants make any representations as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself.
These Condensed Consolidated Financial Statements, in the opinion of the respective companies’ management, reflect all normal recurring adjustments necessary to fairly present the financial position and results of operations of each of the Duke Energy Registrants. Amounts reported in Duke Energy’s interim Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Condensed Consolidated Statements of Operations and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to effects of seasonal temperature variations on energy consumption, regulatory rulings, timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.
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
UNBILLED REVENUE
Revenues on sales of electricity and natural gas are recognized when service is provided or the product is delivered. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes, timing of rendering customer bills and meter reading schedules.
Unbilled revenues, which are included within Receivables and Receivables of variable interest entities (VIEs) on the Condensed Consolidated Balance Sheets, are presented in the following table.

(in millions)	June 30, 2016	December 31, 2015
Duke Energy	$840	$748
Duke Energy Carolinas	330	283
Progress Energy	209	172
Duke Energy Progress	104	102
Duke Energy Florida	105	70
Duke Energy Ohio	2	3
Duke Energy Indiana	38	31
Additionally, Duke Energy Ohio and Duke Energy Indiana sell nearly all of their retail accounts receivable to an affiliate, Cinergy Receivables Company, LLC (CRC), on a revolving basis. These transfers of receivables are accounted for as sales and include receivables for unbilled revenues. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 12 for further information. These receivables for unbilled revenues are shown in the table below.

(in millions)	June 30, 2016	December 31, 2015
Duke Energy Ohio	$70	$71
Duke Energy Indiana	109	97

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS
Income (Loss) from Discontinued Operations, net of tax presented on the respective Condensed Consolidated Statements of Operations for Duke Energy and Progress Energy is attributable only to controlling interests for all periods presented. Other comprehensive income reported on the Condensed Consolidated Statements of Changes in Equity for Progress Energy is attributable only to controlling interests for all periods presented.

EXCISE TAXES
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, excise taxes are accounted for net.
Excise taxes accounted for on a gross basis as both operating revenues and property and other taxes on the Condensed Consolidated Statements of Operations were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Duke Energy	$87	$97	$178	$197
Duke Energy Carolinas	7	9	15	18
Progress Energy	50	57	96	106
Duke Energy Progress	4	4	9	8
Duke Energy Florida	46	53	87	98
Duke Energy Ohio	22	23	51	55
Duke Energy Indiana	8	8	16	18
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2016 and 2015 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. The following accounting standard was adopted by the Duke Energy Registrants during 2015.
Balance Sheet Presentation of Debt Issuance Costs. In April and August of 2015, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for the presentation of debt issuance costs. The core principle of this revised accounting guidance is that debt issuance costs are not assets, but adjustments to the carrying cost of debt. For Duke Energy, this revised accounting guidance was adopted retrospectively.
The implementation of this accounting standard resulted in a reduction of Other within Regulatory Assets and Deferred Debits and in Long-Term Debt of $192 million and $170 million on the Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, respectively.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of June 30, 2016.
Revenue from Contracts with Customers. In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
For Duke Energy, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018. The guidance can be applied retrospectively to all prior reporting periods presented or retrospectively with a cumulative effect as of the initial date of application. Duke Energy is currently evaluating the requirements. The ultimate impact of the new standard has not yet been determined.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019, although it can be early adopted. The guidance is applied using a modified retrospective approach. Duke Energy is currently evaluating the requirements. Other than an expected increase in assets and liabilities, the ultimate impact of the new standard has not yet been determined.
Stock-Based Compensation and Income Taxes. In March 2016, the FASB issued revised accounting guidance for stock-based compensation and the associated income taxes. This standard changes certain aspects of accounting for stock-based payment awards to employees including the accounting for income taxes, statutory tax withholding requirements, as well as the classification on the Condensed Consolidated Statements of Cash Flows. This guidance will be applied prospectively, retrospectively, or using a modified retrospective transition method depending on the item changed.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2017, although it can be early adopted. Duke Energy is currently evaluating the requirements. The primary change expected is an increase in the volatility of income tax expense.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.
Acquisition of Piedmont Natural Gas
On October 24, 2015, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) with Piedmont Natural Gas Company, Inc. (Piedmont), a North Carolina corporation. Under the terms of the Merger Agreement, Duke Energy will acquire Piedmont for approximately $4.9 billion in cash and Piedmont will become a wholly owned subsidiary of Duke Energy. In addition, Duke Energy will assume Piedmont's existing debt, which was approximately $2.0 billion at April 30, 2016, the end of Piedmont's most recent filed quarter. The excess of the purchase price over the fair value of Piedmont's assets and liabilities on the acquisition date will be recorded as goodwill. Duke Energy estimates the transaction would result in incremental goodwill of approximately $3.5 billion. Duke Energy expects to finance the transaction with a combination of debt, equity issuances and other cash sources. As of June 30, 2016, Duke Energy had entered into $1.4 billion of forward-starting interest rate swaps to manage interest rate exposure for the expected financing of the Piedmont acquisition. For additional information on the forward-starting swaps, see Note 9.
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into equity forward sale agreements (the Equity Forwards) with Barclays Capital, Inc. (Barclays). Duke Energy expects to settle the Equity Forwards on or around the closing date of the Piedmont acquisition. The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of Piedmont. For additional information regarding the Equity Forwards, see Note 13.
In connection with the Merger Agreement with Piedmont, Duke Energy entered into a $4.9 billion senior unsecured bridge financing facility (Bridge Facility) with Barclays. The Bridge Facility, if drawn upon, may be used to (i) fund the cash consideration for the transaction and (ii) pay certain fees and expenses in connection with the transaction. In November 2015, Barclays syndicated its commitment under the Bridge Facility to a broader group of lenders. Duke Energy does not expect to draw upon the Bridge Facility. The amount of the Bridge Facility is reduced by any financings related to the Piedmont acquisition entered into by Duke Energy, and has accordingly been reduced to approximately $3.2 billion as a result of the Equity Forwards and $1 billion of the commitments under a term loan amended and restated as of August 1, 2016. See Note 6, Term Loan Facility, for more information.
Piedmont's shareholders have approved the company's acquisition by Duke Energy and the Federal Trade Commission (FTC) has granted early termination of the 30-day waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 15, 2016, Duke Energy and Piedmont filed an application with the NCUC for approval of the proposed business combination and associated financing transactions. On January 29, 2016, the NCUC approved Duke Energy's proposed financing transactions. On March 7, 2016, the KPSC granted Duke Energy's declaratory request that the transaction does not constitute a change in control and does not require KPSC approval. The Tennessee Regulatory Authority approved Duke Energy's and Piedmont's request of the change in control resulting from the transaction at its March 14, 2016, meeting. On June 10, 2016 the North Carolina Public Staff reached an agreement with Duke Energy and Piedmont on certain stipulations and conditions for approval of the transaction. Duke Energy and Piedmont have also entered into settlement agreements with the Environmental Defense Fund (EDF) and the Carolina Utility Customers Association, Inc. (CUCA) resolving EDF's and CUCA's issues in the case.
On July 19, 2016, the NCUC concluded an evidentiary hearing for the proposed business combination. Proposed orders are due from all parties by August 25, 2016, after which the NCUC will rule on the application. Subject to receipt of NCUC approval and meeting closing conditions, Duke Energy and Piedmont expect to close the transaction by the end of 2016.
The Merger Agreement contains certain termination rights for both Duke Energy and Piedmont, and provides that, upon termination of the Merger Agreement under specified circumstances, Duke Energy would be required to pay a termination fee of $250 million to Piedmont and Piedmont would be required to pay Duke Energy a termination fee of $125 million.
See Note 4 for additional information regarding Duke Energy and Piedmont's joint investment in Atlantic Coast Pipeline, LLC (ACP).
Purchase of NCEMPA's Generation
On July 31, 2015, Duke Energy Progress completed the purchase of North Carolina Eastern Municipal Power Agency’s (NCEMPA) ownership interests in certain generating assets, fuel and spare parts inventory jointly owned with and operated by Duke Energy Progress for approximately $1.25 billion. This purchase was accounted for as an asset acquisition. The purchase resulted in the acquisition of a total of approximately 700 megawatts (MW) of generating capacity at Brunswick Nuclear Plant, Shearon Harris Nuclear Plant, Mayo Steam Plant and Roxboro Steam Plant. In connection with this transaction, Duke Energy Progress and NCEMPA entered into a 30-year wholesale power agreement, whereby Duke Energy Progress will sell power to NCEMPA to continue to meet the needs of NCEMPA customers.
The purchase price exceeded the historical carrying value of the acquired assets by $350 million, which was recognized as an acquisition adjustment and recorded in property, plant and equipment. Duke Energy Progress established a rider in North Carolina to recover the costs to acquire, operate and maintain interests in the assets purchased as allocated to its North Carolina retail operations, including the purchase acquisition adjustment, and included the purchase acquisition adjustment in wholesale power formula rates. Duke Energy Progress received an order from the PSCSC to defer the recovery of the South Carolina retail allocated costs of the asset purchased until the Duke Energy Progress' next general rate case, which was filed in July 2016. See Note 4, for additional information on the South Carolina Rate Case.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DISPOSITIONS
Potential Sale of International Energy
In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the equity method investment in National Methanol Company (NMC). Duke Energy is actively marketing the business. Non-binding offers have been received and are being evaluated. There is no assurance that this process will result in a transaction and the timing for execution of a potential transaction is uncertain. Proceeds from a successful sale would be used by Duke Energy to reduce debt and fund the operations and growth of domestic businesses. If the potential of a sale were to progress, it could result in classification of International Energy as assets held for sale and as a discontinued operation.
Based upon the advancement of the marketing efforts, Duke Energy performed recoverability tests of the long-lived asset groups of International Energy as of June 30, 2016. As a result, Duke Energy determined the carrying value of certain assets in Central America is not fully recoverable and recorded a pretax impairment charge of $194 million, which is included within Impairment Charges on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. The impairment charge represents the excess of carrying value over the estimated fair value of the assets. The fair value of the assets was primarily determined from the income approach using discounted cash flows but also considered market information obtained in 2016.
As of June 30, 2016, the International Energy segment had a carrying value of approximately $2.4 billion, adjusted for approximately $589 million of cumulative foreign currency translation losses currently classified as accumulated other comprehensive loss.
Midwest Generation Exit
Duke Energy, through indirect subsidiaries, completed the sale of the Disposal Group to a subsidiary of Dynegy on April 2, 2015, for approximately $2.8 billion in cash. The nonregulated Midwest generation business included generation facilities with approximately 5,900 MW of owned capacity located in Ohio, Pennsylvania and Illinois. On April 1, 2015, prior to the sale, Duke Energy Ohio distributed its indirect ownership interest in the nonregulated Midwest generation business to a subsidiary of Duke Energy Corporation.
The Disposal Group's results of operations are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The following table presents the results of discontinued operations for the three and six months ended June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
		Duke		Duke
	Duke	Energy	Duke	Energy
(in millions)	Energy	Ohio	Energy	Ohio
Operating Revenues	$—	$—	$543	$412
Gain (Loss) on disposition	6	—	(37)	(44)

(Loss) Income before income taxes(a)	$(80)	$(88)	$67	$52
Income tax (benefit) expense	(21)	(23)	30	27
(Loss) Income from discontinued operations of the Disposal Group	(59)	(65)	37	25
Other, net of tax(b)	2	—	(3)	—
(Loss) Income from Discontinued Operations, net of tax	$(57)	$(65)	$34	$25

(a)
The (Loss) Income before income taxes includes the pretax impact of a $71 million and $81 million charge for the agreement in principle reached in a lawsuit related to the Disposal Group for the three and six months ended June 30, 2015, respectively. Refer to Note 5 for further information related to the lawsuit.

(b)
Relates to discontinued operations of businesses not related to the Disposal Group and includes indemnifications provided for certain legal, tax and environmental matters, and foreign currency translation adjustments.

Commercial Portfolio utilized a revolving credit agreement (RCA) to support the operations of the nonregulated Midwest generation business. Interest expense associated with the RCA was allocated to discontinued operations. No other interest expense related to corporate level debt was allocated to discontinued operations. Duke Energy Ohio had a power purchase agreement with the Disposal Group for a portion of its standard service offer (SSO) supply requirement. The agreement and the SSO expired in May 2015.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Operating segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance of the business. During the first quarter of 2016, the Duke Energy chief operating decision-maker began to evaluate interim period segment performance based on financial information that includes the impact of income tax levelization within segment income. This represents a change from the previous measure, where the interim period impacts of income tax levelization were included within Other, and therefore excluded from segment income. As a result, prior period segment results presented have been recast to conform to this change.
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
International Energy operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas and natural gas liquids outside the U.S. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in NMC, a large regional producer of methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting. In February 2016, Duke Energy announced it had initiated a process to potentially divest its International Energy business segment, excluding the investment in NMC. See Note 2 for further information.
Commercial Portfolio builds, develops and operates wind and solar renewable generation and storage and energy transmission projects throughout the U.S. For periods subsequent to the sale of the Disposal Group, beginning in the second quarter of 2015, certain immaterial results of operations and related assets previously presented in the Commercial Portfolio segment are presented in Regulated Utilities and Other.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of unallocated corporate interest expense, unallocated corporate costs, contributions to the Duke Energy Foundation and the operations of Duke Energy’s wholly owned captive insurance subsidiary, Bison Insurance Company Limited (Bison).

	Three Months Ended June 30, 2016
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,090	$270	$112	$5,472	$12	$—	$5,484
Intersegment revenues	9	—	—	9	17	(26)	—
Total revenues	$5,099	$270	$112	$5,481	$29	$(26)	$5,484
Segment income (loss)(a)(b)	$718	$(102)	$14	$630	$(120)	$—	$510
Add back noncontrolling interests							3
Loss from discontinued operations, net of tax							(1)
Net income							$512
Segment assets	$112,754	$3,131	$4,329	$120,214	$2,260	$180	$122,654

(a)
Other includes after-tax charges for costs to achieve mergers of $69 million, primarily due to unrealized losses on forward-starting interest rate swaps related to the Piedmont acquisition, and cost savings initiatives of $15 million primarily due to severance costs. See Notes 2 and 9 for additional information related to the forward-starting interest rate swaps.

(b)	International Energy includes an after-tax impairment charge of $145 million. See Note 2 for additional information.

	Three Months Ended June 30, 2015
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,211	$287	$75	$5,573	$16	$—	$5,589
Intersegment revenues	9	—	—	9	18	(27)	—
Total revenues	$5,220	$287	$75	$5,582	$34	$(27)	$5,589
Segment income (loss)(a)(b)	$632	$52	$(30)	$654	$(51)	$(3)	$600
Add back noncontrolling interests							4
Loss from discontinued operations, net of tax(c)							(57)
Net income							$547
(a)    Other includes after-tax costs to achieve the Progress Energy merger of $14 million.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(b)
Commercial Portfolio includes state tax expense of $41 million, resulting from changes to state apportionment factors due to the sale of the Disposal Group, that does not qualify for discontinued operations. Refer to Note 2 for further information related to the sale.

(c)	Includes the after-tax impact of $46 million for the agreement in principle reached in a lawsuit related to the Disposal Group. Refer to Note 5 for further information related to the lawsuit.

	Six Months Ended June 30, 2016
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$10,340	$516	$227	$11,083	$23	$—	$11,106
Intersegment revenues	18	—	—	9	35	(53)	—
Total revenues	$10,358	$516	$227	$11,092	$58	$(53)	$11,106
Segment income (loss)(a)(b)	$1,413	$21	$41	$1,475	$(274)	$—	$1,201
Add back noncontrolling interests							8
Income from discontinued operations, net of tax							2
Net income							$1,211

(a)
Other includes after-tax charges for costs to achieve mergers of $143 million, primarily due to unrealized losses on forward-starting interest rate swaps related to the Piedmont acquisition, and cost savings initiatives of $27 million primarily due to severance costs. See Notes 2 and 9 for additional information related to the forward-starting interest rate swaps.

(b)	International Energy includes an after-tax impairment charge of $145 million. See Note 2 for additional information.

	Six Months Ended June 30, 2015
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$10,924	$560	$148	$11,632	$22	$—	$11,654
Intersegment revenues	19	—	—	19	39	(58)	—
Total revenues	$10,943	$560	$148	$11,651	$61	$(58)	$11,654
Segment income (loss)(a)(b)	$1,406	$88	$(23)	$1,471	$(94)	$(4)	$1,373
Add back noncontrolling interests							7
Income from discontinued operations, net of tax(c)							34
Net income							$1,414
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
SUBSIDIARY REGISTRANTS
The Subsidiary Registrants each have one reportable operating segment, Regulated Utilities, which generates, transmits, distributes and sells electricity, and for Duke Energy Ohio, also transports and sells natural gas. The remainder of operations is primarily comprised of unallocated corporate costs and classified as Other. The following table provides the amount of Other net expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Duke Energy Carolinas	$(17)	$(10)	$(34)	$(18)
Progress Energy(a)	(45)	(42)	(94)	(84)
Duke Energy Progress	(8)	(4)	(16)	(8)
Duke Energy Florida	(5)	(3)	(9)	(6)
Duke Energy Ohio	(10)	(6)	(19)	(8)
Duke Energy Indiana	(5)	(2)	(7)	(4)

(a)
Other for Progress Energy also includes interest expense on corporate debt instruments of $55 million and $111 million for the three and six months ended June 30, 2016, respectively, and $59 million and $119 million for the three and six months ended June 30, 2015, respectively.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The assets of the Subsidiary Registrants are substantially all included within the Regulated Utilities segment at June 30, 2016.
Duke Energy Ohio
Duke Energy Ohio had two reportable operating segments, Regulated Utilities and Commercial Portfolio, during 2015 prior to the sale of the nonregulated Midwest generation business. Duke Energy Ohio's Commercial Portfolio segment had total revenues of $14 million and segment loss of $9 million for the six months ended June 30, 2015. As a result of the sale discussed in Note 2, Commercial Portfolio no longer qualifies as a Duke Energy Ohio reportable operating segment. Therefore, beginning in the second quarter of 2015, all of the remaining assets and related results of operations previously presented in Commercial Portfolio are presented in Regulated Utilities and Other.
4. REGULATORY MATTERS
RATE RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and natural gas services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio, Kentucky and Indiana), as well as sales of transmission service.
Duke Energy Carolinas and Duke Energy Progress
Ash Basin Closure Costs Deferral
On July 13, 2016, in response to a joint petition of Duke Energy Carolinas and Duke Energy Progress the PSCSC issued an accounting order for the deferment into a regulatory account of certain costs incurred in connection with federal and state environmental remediation requirements related to the permanent closure of ash basins and other ash storage units at coal-fired generating facilities that have provided or are providing generation to customers located in South Carolina. The decision allows for ash basin closure expenses to be partially offset with excess regulatory liability amounts from the deferral of nuclear decommissioning costs that are collected from South Carolina retail customers and for Duke Energy Progress to offset incurred ash basin closure costs with costs of removal amounts collected from customers. The PSCSC's ruling does not change retail rates or the tariff amounts and in no way limits the PSCSC's ability to challenge the reasonableness of expenditures in subsequent proceedings.
FERC Transmission Return on Equity Complaints
On January 7, 2016, a group of transmission service customers filed a complaint with the FERC that the rate of return on equity of 10.2 percent in Duke Energy Carolinas' transmission formula rates is excessive and should be reduced to no higher than 8.49 percent, effective upon the complaint date. On the same date a similar complaint was filed with the FERC claiming that the rate of return on equity of 10.8 percent in Duke Energy Progress' transmission formula rates is excessive and should be reduced to no higher than 8.49 percent, effective upon the complaint date. On April 21, 2016, the FERC issued an order which consolidated the cases, set a refund effective date of January 7, 2016, and set the consolidated case for settlement and hearing. Duke Energy Carolinas and Duke Energy Progress do not expect the potential impact on results of operations, cash flows or financial position to be material.
Duke Energy Carolinas
Advanced Metering Infrastructure Deferral
On July 12, 2016, the PSCSC issued an accounting order for Duke Energy Carolinas to defer the financial effects of depreciation expense incurred for the installation of advanced metering infrastructure (AMI) meters, the carrying costs on the investment at its weighted average cost of capital and the carrying costs on the deferred costs at its weighted average cost of capital not to exceed $45 million. The decision also allows Duke Energy Carolinas to continue to depreciate the non-AMI meters to be replaced. Current retail rates will not change as a result of the decision and the PSCSC's ability to challenge the reasonableness of expenditures in subsequent proceedings is not limited.
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and estimates a cost to build of $600 million for its share of the facility, including allowance for funds used during construction (AFUDC). The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina (S.C. Court of Appeals) seeking the court's review of the PSCSC's decision, claiming the PSCSC did not properly consider a request related to a proposed solar facility prior to granting approval of the CECPCN. The S.C. Court of Appeals affirmed the PSCSC's decision on February 10, 2016, and on March 24, 2016, denied a request for rehearing filed by SCCL and SACE. On April 21, 2016, SCCL and SACE petitioned the South Carolina Supreme Court for review of the S.C. Court of Appeals decision. Duke Energy Carolinas filed its response on June 13, 2016, and SCCL and SACE filed a reply on June 23, 2016. Duke Energy Carolinas cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Progress
South Carolina Rate Case
On July 1, 2016, Duke Energy Progress filed an application with the PSCSC requesting an average 14.5 percent increase in retail revenues. The requested rate change would increase annual revenues by approximately $79 million, with a rate of return on equity of 10.75 percent. The increase is designed to recover the cost of investment in new generation infrastructure, environmental expenditures including allocated historical ash basin closure costs and increased nuclear operating costs. Duke Energy Progress has requested new rates to be effective January 1, 2017. A hearing has been scheduled to begin on October 31, 2016. Duke Energy Progress cannot predict the outcome of this matter.
Western Carolinas Modernization Plan
On November 4, 2015, in response to community feedback, Duke Energy Progress announced a revised Western Carolinas Modernization Plan with an estimated cost of $1.1 billion. The revised plan includes retirement of the existing Asheville coal-fired plant, the construction of two 280 MW combined-cycle natural gas plants having dual fuel capability, with the option to build a third natural gas simple cycle unit in 2023 based upon the outcome of initiatives to reduce the region's power demand. The revised plan includes upgrades to existing transmission lines and substations, but eliminates the need for a new transmission line and a new substation associated with the project in South Carolina. The revised plan has the same overall project cost as the original plan and the plans to install solar generation remain unchanged. Duke Energy Progress has also proposed to add a pilot battery storage project. These investments will be made within the next seven years. Duke Energy Progress is also working with the local natural gas distribution company to upgrade an existing natural gas pipeline to serve the natural gas plant. The plan requires various approvals including regulatory approvals in North Carolina.
Duke Energy Progress filed for a Certificate of Public Convenience and Necessity (CPCN) with the NCUC for the new natural gas units on January 15, 2016. On March 28, 2016, the NCUC issued an order approving the CPCN for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. Construction of these plants is scheduled to begin in 2016 and the plants are expected to be in service by late 2019. Duke Energy Progress plans to file for future approvals related to the proposed solar generation and pilot battery storage project.
On May 27, 2016, NC WARN and The Climate Times filed a notice of appeal from the CPCN order to the N.C. Court of Appeals. On May 31, 2016, Duke Energy Progress filed a motion to dismiss the notice of appeal with the NCUC due to NC WARN's and The Climate Times' failure to post a required appeal bond. After a series of filings, an NCUC order, petitions to the N.C. Court of Appeals and an evidentiary hearing, on July 8, 2016, the NCUC issued an order setting NC WARN's and The Climate Times' appeal bond at $98 million. On July 28, 2016, NC WARN and The Climate Times filed a notice of appeal and exceptions from the NCUC's July 8, 2016, appeal bond order. On August 2, 2016, the NCUC granted Duke Energy Progress' motion to dismiss NC WARN's and The Climate Times' notice of appeal from the CPCN order due to failure to post the requisite bond. Duke Energy Progress cannot predict the outcome of this matter.
The carrying value of the 376 MW Asheville coal-fired plant, including associated ash basin closure costs, of $506 million and $548 million are included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, respectively.
Duke Energy Florida
Hines Chiller Uprate Project
On May 20, 2016, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirement for a Chiller Uprate Project (Uprate Project) at the Hines station. Duke Energy Florida proposes to complete the Uprate Project in two phases: phase one work on Hines Units 1-3 and the common equipment to be completed and placed into service in October 2016; and phase two work on Hines Unit 4 to be completed and placed into service in January 2017. The final construction cost estimate for both phases of approximately $150 million is below the cost estimate provided during the need determination proceeding. Duke Energy Florida estimates the annual retail revenue requirements for phases one and two to be approximately $16 million and $3 million, respectively. Duke Energy Florida’s petition seeks approval of both revenue requirements, but only seeks to include the phase one revenue requirement in base rates and customer bills beginning November 2016, and will separately petition to include the phase two revenue requirement in base rates and customer bills beginning February 2017. Duke Energy Florida cannot predict the outcome of this matter.
Purchase of Osprey Energy Center
In December 2014, Duke Energy Florida and Osprey Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), entered into an Asset Purchase and Sale Agreement for the purchase of a 599 MW combined-cycle natural gas plant in Auburndale, Florida (Osprey Plant acquisition) for approximately $166 million. In July 2015, the FERC and the FPSC issued separate orders of approval for the Osprey Plant acquisition. The Hart-Scott-Rodino waiting period expired on May 2, 2016. Closing of the acquisition is expected to occur by the first quarter of 2017, upon the expiration of an existing Power Purchase Agreement between Calpine and Duke Energy Florida. In anticipation of closing, in August 2016, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirements for the Osprey Plant acquisition to be included in customer bills beginning in February 2017. Duke Energy Florida estimates the retail revenue requirements to be approximately $48 million.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Crystal River Unit 3 Regulatory Asset
In June 2015, the governor of Florida signed legislation to allow utilities to issue nuclear asset-recovery bonds to finance the recovery of certain retired nuclear generation assets, with approval of the FPSC. In November 2015, the FPSC issued a financing order approving Duke Energy Florida’s request to issue nuclear asset-recovery bonds to finance its unrecovered regulatory asset related to Crystal River Unit 3 (Crystal River 3) through a wholly owned special purpose entity. Nuclear asset-recovery bonds replace the base rate recovery methodology authorized by the 2013 Revised and Restated Stipulation and Settlement Agreement (2013 Agreement) and result in a lower rate impact to customers with a recovery period of approximately 20 years.
Pursuant to provisions in Florida Statutes and the FPSC financing order, in 2016, Duke Energy Florida formed Duke Energy Florida Project Finance, LLC (DEFPF), a wholly owned, bankruptcy remote special purpose subsidiary for the purpose of issuing nuclear asset-recovery bonds. In June 2016, DEFPF issued $1,294 million aggregate principal amount of senior secured bonds (nuclear asset-recovery bonds) to finance the recovery of Duke Energy Florida's Crystal River 3 regulatory asset.
In connection with this financing, net proceeds to DEFPF of approximately $1,287 million, after underwriting costs, were used to acquire nuclear asset-recovery property from Duke Energy Florida and to pay transaction related expenses. The nuclear asset-recovery property includes the right to impose, bill, collect and adjust a non-bypassable nuclear asset-recovery charge, to be collected on a per kilowatt-hour basis from all Duke Energy Florida retail customers until the bonds are paid in full. Duke Energy Florida began collecting the nuclear asset-recovery charge on behalf of DEFPF in customer rates in July 2016.
See Notes 6 and 12 for additional information.
Duke Energy Ohio
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. The proposed project involves the installation of a natural gas line and is estimated to cost between $100 million and $150 million. Duke Energy Ohio is currently evaluating potential routes and has conducted public informational meetings. Duke Energy Ohio will narrow the route options to two and then make a filing with the Ohio Power Siting Board for approval of one of the two proposed routes.
Advanced Metering Infrastructure
On April 25, 2016, Duke Energy Kentucky filed with the KPSC an application for approval of a certificate of public convenience and necessity for the construction of advanced metering infrastructure. Duke Energy Kentucky anticipates that the estimated $49 million project, if approved, will take about two years to complete. Duke Energy Kentucky also requested approval to establish a regulatory asset of approximately $10 million for the remaining book value of existing meter equipment and inventory that will be replaced. On July 20, 2016, the Kentucky Attorney General, the only intervenor in the proceeding, moved to dismiss the application. Duke Energy Kentucky filed its opposition to the Kentucky Attorney General's motion to dismiss on July 27, 2016. Duke Energy Kentucky cannot predict the outcome of this matter.
Accelerated Natural Gas Service Line Replacement Rider
On January 20, 2015, Duke Energy Ohio filed an application for approval of an accelerated natural gas service line replacement program (ASRP). Under the ASRP, Duke Energy Ohio proposes to replace certain natural gas service lines on an accelerated basis. The program is proposed to last 10 years. Through the ASRP, Duke Energy Ohio also proposes to complete preliminary survey and investigation work related to natural gas service lines that are customer owned and for which it does not have valid records and, further, to relocate interior natural gas meters to suitable exterior locations where such relocation can be accomplished. Duke Energy Ohio projects total capital and operations and maintenance expenditures under the ASRP to approximate $320 million. The filing also seeks approval of Rider ASRP to recover related expenditures. Duke Energy Ohio proposes to update Rider ASRP on an annual basis. Duke Energy Ohio’s application is pending before the PUCO and it is uncertain when an order will be issued. Intervenors oppose the ASRP, primarily because they believe the program is neither required nor necessary under federal pipeline regulation. The hearing concluded on November 19, 2015, and initial and reply briefs were filed, with briefing complete on December 23, 2015. Duke Energy Ohio cannot predict the outcome of this matter.
Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. After a comment period, the PUCO approved Duke Energy Ohio’s application, but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed to by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor on July 8, 2015. Substantive ruling on the application for rehearing is pending. On January 6, 2016, Duke Energy Ohio and PUCO Staff entered into a stipulation pending PUCO approval, resolving the issues related to, among other things, performance incentives and the PUCO Staff audit of 2013 costs. Based on the stipulation, in December 2015, Duke Energy Ohio re-established approximately $20 million of revenues that had been reversed in the second quarter of 2015. A hearing on the stipulation commenced on March 10, 2016, and the post-hearing briefing has concluded. Duke Energy Ohio cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2012 Natural Gas Rate Case/Manufactured Gas Plant Cost Recovery
On November 13, 2013, the PUCO issued an order approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former manufactured gas plant (MGP) sites. The order contained deadlines for the recovery of such costs. Specifically, for the property known as the East End site, PUCO established a deadline of December 31, 2016, and for the West End site, a deadline of December 31, 2019. The PUCO authorized Duke Energy Ohio to seek to extend these deadlines due to certain circumstances. On May 16, 2016, Duke Energy Ohio filed an application to extend the deadline for cost recovery applicable to the East End site. The order also authorized Duke Energy Ohio to continue deferring environmental investigation and remediation costs incurred subsequent to 2012 and to submit annual filings to adjust the MGP rider for future costs. Duke Energy Ohio submitted MGP rider update filings in 2014, 2015, and 2016 for recovery of costs incurred in 2013, 2014, and 2015, which are pending approval. Duke Energy Ohio cannot predict the outcome of this matter.
Regional Transmission Organization Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011. The PUCO approved a settlement related to Duke Energy Ohio’s recovery of certain costs of the Regional Transmission Organization (RTO) realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Planning (MTEP) costs, including but not limited to Multi Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO. The KPSC also approved a request to effect the RTO realignment, subject to a commitment not to seek double recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.
Duke Energy Ohio had a recorded liability for its exit obligation and share of MTEP costs, excluding MVP, of $91 million and $92 million, respectively, at June 30, 2016 and December 31, 2015, within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. The retail portion of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of June 30, 2016 and December 31, 2015, Duke Energy Ohio had $72 million recorded in Regulatory assets on the Condensed Consolidated Balance Sheets.
MVP. MISO approved 17 MVP proposals prior to Duke Energy Ohio’s exit from MISO on December 31, 2011. Construction of these projects is expected to continue through 2020. Costs of these projects, including operating and maintenance costs, property and income taxes, depreciation and an allowed return, are allocated and billed to MISO transmission owners.
On December 29, 2011, MISO filed a tariff with the FERC providing for the allocation of MVP costs to a withdrawing owner based on monthly energy usage. The FERC set for hearing (i) whether MISO’s proposed cost allocation methodology to transmission owners who withdrew from MISO prior to January 1, 2012, is consistent with the tariff at the time of their withdrawal from MISO and, (ii) if not, what the amount of and methodology for calculating any MVP cost responsibility should be. In 2012, MISO estimated Duke Energy Ohio’s MVP obligation over the period from 2012 to 2071 at $2.7 billion, on an undiscounted basis. On July 16, 2013, a FERC Administrative Law Judge (ALJ) issued an initial decision. Under this initial decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio filed exceptions to the initial decision, requesting FERC to overturn the ALJ’s decision.
On October 29, 2015, the FERC issued an order reversing the ALJ's decision. The FERC ruled the cost allocation methodology is not consistent with the MISO tariff and that Duke Energy Ohio has no liability for MVP costs after its withdrawal from MISO. On May 19, 2016, the FERC denied the request for rehearing filed by MISO and the MISO Transmission Owners. On July 15, 2016, the MISO Transmission Owners filed a petition for review with the U.S. Court of Appeals for the Sixth Circuit. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Indiana
Coal Combustion Residual Plan
On March 17, 2016, Duke Energy Indiana filed with the IURC a request for approval of its first group of federally mandated Coal Combustion Residual (CCR) rule compliance projects (Phase I CCR Compliance Projects) to comply with the U.S. Environmental Protection Agency's (EPA) CCR rule. The projects in this Phase I filing are CCR compliance projects, including the conversion of Cayuga and Gibson Stations to dry bottom ash handling and related water treatment. Duke Energy Indiana has requested timely recovery of approximately $380 million in retail capital costs and incremental operating and maintenance costs under a federal mandate tracker which provides for timely recovery of 80 percent of such costs and deferral with carrying costs of 20 percent of such costs for recovery in a subsequent retail base rate case. An evidentiary hearing is scheduled for November 2016. Duke Energy Indiana cannot predict the outcome of this matter.
Edwardsport Integrated Gasification Combined Cycle Plant
On November 20, 2007, the IURC granted Duke Energy Indiana a CPCN for the construction of the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. (collectively, the Joint Intervenors) were intervenors in several matters related to the Edwardsport IGCC Plant. The Edwardsport IGCC Plant was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC Plant are recovered from retail electric customers via a tracking mechanism, the IGCC rider.
The ninth semi-annual IGCC rider order was appealed by the Joint Intervenors. The proceeding has been remanded to the IURC for further proceedings and additional findings on the tax in-service issue. An evidentiary hearing has been set for September 13, 2016.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The 11th through 15th semi-annual IGCC riders and a subdocket to Duke Energy Indiana's fuel adjustment clause remain pending at the IURC. Issues in these filings include the determination whether the IGCC plant was properly declared in-service for ratemaking purposes in June 2013 and a review of the operational performance of the plant. On September 17, 2015, Duke Energy Indiana, the Office of Utility Consumer Counselor, the Industrial Group and Nucor Steel Indiana reached a settlement agreement to resolve these pending issues. On January 15, 2016, The Citizens Action Coalition of Indiana, Inc., Sierra Club, Save the Valley and Valley Watch joined a revised settlement (IGCC settlement). The IGCC settlement will result in customers not being billed for previously incurred operating costs of $87.5 million, and for additional Duke Energy Indiana payments and commitments of $5.5 million for attorneys’ fees and amounts to fund consumer programs. Attorneys’ fees and expenses for the new settling parties will be addressed in a separate proceeding. Duke Energy Indiana recognized pretax impairment and related charges of $93 million in 2015. Additionally, under the IGCC settlement, the operating and maintenance expenses and ongoing maintenance capital at the plant are subject to certain caps during the years of 2016 and 2017. The IGCC settlement also includes a commitment to either retire or stop burning coal by December 31, 2022, at the Gallagher Station. Pursuant to the IGCC settlement, the in-service date used for accounting and ratemaking will remain as June 2013. Remaining deferred costs will be recovered over eight years and not earn a carrying cost. The IGCC settlement, which is opposed by an intervenor, is subject to IURC approval. An evidentiary hearing on the IGCC settlement was held on April 18, 2016, and a decision is expected in the third quarter of 2016. As of June 30, 2016, deferred costs related to the project are approximately $175 million. Under the IGCC settlement, future IGCC riders will be filed annually, rather than every six months, with the next filing scheduled for first quarter 2017.
Duke Energy Indiana cannot predict the outcome of these matters or future IGCC rider proceedings.
FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The latest complaint, filed on February 12, 2015, claims the base rate of return on equity should be reduced to 8.67 percent and requests a consolidation of complaints. The motion to consolidate complaints was denied. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners 0.50 percent adder to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. A hearing in the base return on equity proceeding was held in August 2015. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which he set the base rate of return on equity at 10.32 percent. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.70 percent. The Initial Decisions will be reviewed by the FERC. Duke Energy Indiana currently believes these matters will have an immaterial impact on its results of operations, cash flows and financial position.
Grid Infrastructure Improvement Plan
On August 29, 2014, pursuant to a new statute, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. The plan also provided for cost recovery through a transmission and distribution rider (T&D Rider). In May 2015, the IURC denied the original proposal due to an insufficient level of detailed projects and cost estimates in the plan. On December 7, 2015, Duke Energy Indiana filed a revised infrastructure improvement plan with an estimated cost of $1.8 billion in response to guidance from IURC orders and the Indiana Court of Appeals decisions related to this new statute. The revised plan uses a combination of advanced technology and infrastructure upgrades to improve service to customers and provide them with better information about their energy use. It also provides for cost recovery through a T&D rider. In March 2016, Duke Energy Indiana entered into a settlement with all parties to the proceeding except the Citizens Action Coalition of Indiana, Inc. The settlement agreement decreased the capital expenditures eligible for timely recovery of costs in the seven-year plan to approximately $1.4 billion, including the removal of an AMI project. The settlement provided for deferral accounting for depreciation and post-in-service carrying costs for AMI projects outside the seven-year plan. Duke Energy Indiana withdrew its request for a regulatory asset for current meters and will retain any savings associated with future AMI installation until the next retail base rate case, which is required to be filed prior to the end of the seven-year plan. Under the settlement, the return on equity to be used in the T&D Rider is 10 percent. The IURC approved the settlement and issued a final order on June 29, 2016.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and AGL Resources announced the formation of a company, ACP, to build and own the proposed Atlantic Coast Pipeline (the pipeline), a 564-mile interstate natural gas pipeline. The pipeline is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will build and operate the pipeline and has a 45 percent ownership percentage in ACP. Duke Energy has a 40 percent ownership interest in ACP through its Commercial Portfolio segment. Piedmont owns 10 percent and the remaining share is owned by AGL Resources. Duke Energy Carolinas and Duke Energy Progress, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. FERC approval of the application is expected in early 2017 and construction is projected to begin in summer of 2017, with a targeted in-service date of late 2018. ACP is working with various agencies to develop the final pipeline route. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers, including Duke Energy Carolinas and Duke Energy Progress.
On October 24, 2015, Duke Energy entered into a Merger Agreement with Piedmont. The ACP partnership agreement includes provisions to allow Dominion an option to purchase additional ownership interest in ACP to maintain a leading ownership percentage. Any change in ownership interests is not expected to be material to Duke Energy. Refer to Note 2 for further information related to Duke Energy's proposed acquisition of Piedmont.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Sabal Trail Transmission, LLC Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest from Spectra Energy in the proposed 500-mile Sabal Trail natural gas pipeline. Spectra Energy will continue to own 59.5 percent of the Sabal Trail pipeline and NextEra Energy will own the remaining 33 percent. The Sabal Trail pipeline will traverse Alabama, Georgia and Florida to meet rapidly growing demand for natural gas in those states. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the Sabal Trail pipeline. The Sabal Trail pipeline requires additional regulatory approvals and is scheduled to begin service in mid-2017.
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
Following the closing of the merger, outside counsel reviewed Duke Energy’s mitigation plan and discovered a technical error in the calculations. On December 6, 2013, Duke Energy submitted a filing to the FERC disclosing the error and arguing that no additional mitigation is necessary. The city of New Bern filed a protest and requested that FERC order additional mitigation. On October 29, 2014, the FERC ordered that the amount of the stub mitigation be increased from 25 MW to 129 MW. The stub mitigation is Duke Energy’s commitment to set aside for third parties a certain quantity of firm transmission capacity from Duke Energy Carolinas to Duke Energy Progress during summer off-peak hours. The FERC also ordered that Duke Energy operate certain phase shifters to create additional import capability and that such operation be monitored by an independent monitor. The costs to comply with this order are not material. The FERC also referred Duke Energy’s failure to expressly designate the phase shifter reactivation as a mitigation project in the original mitigation plan filing in March 2012 to the FERC Office of Enforcement for further inquiry. In response, and since December 2014, the FERC Office of Enforcement has conducted a nonpublic investigation of Duke Energy's market power analyses included in the Progress merger filings submitted to FERC. Duke Energy cannot predict the outcome of this investigation.
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years), and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in Florida and Indiana earlier than their current estimated useful lives. These facilities do not have the requisite emission control equipment, primarily to meet EPA regulations recently approved or proposed.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2016.

		Remaining Net
	Capacity	Book Value(a)
	(in MW)	(in millions)
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2	873	126
Duke Energy Indiana
Wabash River Unit 6(b)	318	34
Gallagher Units 2 and 4(c)	280	135
Total Duke Energy	1,471	295

(a)	Remaining net book value amounts exclude any capitalized asset retirement costs.

(b)
In April 2016, Wabash River 6 terminated coal burning operations and is targeted for retirement by the end of 2016. The total net book value of $93 million for the retail portion of Wabash River Unit 6 and the retail portion of capitalized asset retirement costs for Wabash River Units 2 through 6 is classified as Generation facilities to be retired, net on Duke Energy Indiana's Condensed Consolidated Balance Sheet at June 30, 2016.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the proposed settlement of Edwardsport IGCC matters.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On October 23, 2015, the EPA published in the Federal Register the Clean Power Plan (CPP) rule for regulating carbon dioxide (CO2) emissions from existing fossil fuel-fired electric generating units (EGUs). The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 6, 2018, with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation were granted by the U.S. Supreme Court in February 2016. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current end of useful lives. Duke Energy continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured.
Refer to the "Western Carolinas Modernization Plan" discussion above for details of Duke Energy Progress' planned retirements.
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
Remediation Activities
In addition to Asset Retirement Obligations recorded as a result of various environmental regulations, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Six Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at beginning of period	$97	$10	$17	$3	$14	$54	$12
Provisions/adjustments	28	3	4	1	3	1	21
Cash reductions	(7)	(2)	(4)	(1)	(3)	(1)	(1)
Balance at end of period	$118	$11	$17	$3	$14	$54	$32

	Six Months Ended June 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at beginning of period	$97	$10	$17	$5	$12	$54	$10
Provisions/adjustments	5	—	2	—	2	1	3
Cash reductions	(4)	—	(2)	(1)	(1)	(1)	(1)
Balance at end of period	$98	$10	$17	$4	$13	$54	$12

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$75
Duke Energy Carolinas	22
Duke Energy Ohio	42
Duke Energy Indiana	7
North Carolina and South Carolina Ash Basins
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River Steam Station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river. In July 2014, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process. Future costs related to the Dan River release, including pending or future state or federal civil enforcement proceedings, future regulatory directives, natural resources damages, additional pending litigation, future claims or litigation and long-term environmental impact costs, cannot be reasonably estimated at this time.
North Carolina Department of Environmental Quality (NCDEQ), formerly the North Carolina Department of Environment and Natural Resources, has historically assessed Duke Energy Carolinas and Duke Energy Progress with Notice of Violations (NOV) for violations that were most often resolved through satisfactory corrective actions and minor, if any, fines or penalties. Subsequent to the Dan River matter discussed above, Duke Energy Carolinas and Duke Energy Progress have been served with a higher level of Notices of Violation (NOVs), including for violations at L.V. Sutton Plant and Dan River Steam Station. In August 2014, NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' L.V. Sutton Plant. On March 10, 2015, NCDEQ issued a civil penalty of approximately $25 million to Duke Energy Progress for environmental damages related to groundwater contamination at the L.V. Sutton Plant. On February 8, 2016, NCDEQ assessed a penalty of approximately $6.8 million, including enforcement costs, against Duke Energy Carolinas related to stormwater pipes and associated discharges at the Dan River Steam Station. Duke Energy Carolinas recorded a charge in December 2015 for this penalty. See "Litigation" section below for additional discussion of matters related to these penalties. These fines and penalties are unprecedented and were not consistent with historic enforcement practices of NCDEQ. Based on historic practices the expected liability of any existing notice of violations would not be material. Duke Energy Carolinas and Duke Energy Progress cannot predict whether the NCDEQ will assess future penalties related to existing NOVs and if such penalties would be material.
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the North Carolina Coal Ash Management Act of 2014, as amended (Coal Ash Act), and other agreements. In January 2016, NCDEQ published draft proposed risk classifications for sites not specifically delineated by the Coal Ash Act as high priority. These risk rankings were generally determined based on three primary criteria: structural integrity of the impoundments and impact to both surface and groundwater. NCDEQ categorized 12 basins at four sites as intermediate risk and four basins at 3 plants as low risk. Basins at high priority sites (Dan River, Riverbend, Asheville and Sutton) require closure through excavation including a combination of transferring the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of high priority basins is required to be completed no later than August 1, 2019, except for Asheville which is required to be completed no later than August 1, 2022. Intermediate risk basins require closure through excavation including a combination of converting the basin to a lined industrial landfill, transferring of the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of intermediate risk basins is required to be completed no later than December 31, 2024. Low risk basins require closure through either the combination of the installation and maintenance of a cap system and groundwater monitoring system designed to minimize infiltration and erosion or other closure options available to intermediate-risk basins. Closure of low risk basins is required to be completed no later than December 31, 2029. NCDEQ also categorized nine basins at six plants as “low-to-intermediate” risk, thereby not assigning a definitive risk ranking at that time. On May 18, 2016, NCDEQ issued new proposed risk classifications, ranking all originally proposed low risk and "low-intermediate" risk sites as intermediate.
On July 14, 2016, the Governor of North Carolina signed legislation which amends the Coal Ash Act and requires Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The new legislation also ranks basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate basins is required to be completed no later than August 1, 2028. Additionally, the new legislation requires the installation and operation of three large-scale coal ash beneficiation projects which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects are required to be completed no later than December 31, 2029. Upon satisfactory completion of the dam improvement projects and installation of alternate drinking water sources by October 15, 2018, the legislation requires NCDEQ to reclassify intermediate risk sites, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk.
Per the Coal Ash Act, final proposed classifications were to be subject to Coal Ash Management Commission (Coal Ash Commission) approval. In March 2016, the Coal Ash Commission created by the Coal Ash Act was disbanded by the Governor of North Carolina based on a North Carolina Supreme Court ruling regarding the constitutionality of the body. The new legislation eliminates the Coal Ash Commission and transfers responsibility for ash basin closure oversight to the NCDEQ.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Estimated asset retirement obligations, including impacts from the legislation signed by the Governor of North Carolina on July 14, 2016, have been recognized based on the assigned risk categories or a probability weighting of potential closure methods. Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded asset retirement obligations. Costs incurred have been deferred as regulatory assets and recovery will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations.
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which became effective in October 2015, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Various industry and environmental parties have appealed the EPA's CCR rule in the D.C. Circuit Court of Appeals. On April 18, 2016, the EPA filed an unopposed motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. Duke Energy does not expect a material impact from the settlement or that it will result in additional asset retirement obligation adjustments.
In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. As a result of the EPA rule, the Subsidiary Registrants recorded asset retirement obligation amounts during 2015.
LITIGATION
Duke Energy
Ash Basin Shareholder Derivative Litigation
Five shareholder derivative lawsuits were filed in Delaware Chancery Court relating to the release at Dan River and to the management of Duke Energy’s ash basins. On October 31, 2014, the five lawsuits were consolidated in a single proceeding titled In Re Duke Energy Corporation Coal Ash Derivative Litigation. On December 2, 2014, plaintiffs filed a Corrected Verified Consolidated Shareholder Derivative Complaint (Consolidated Complaint). The Consolidated Complaint names as defendants several current and former Duke Energy officers and directors (Duke Energy Defendants). Duke Energy is named as a nominal defendant.
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On January 21, 2015, the Duke Energy Defendants filed a Motion to Stay and an alternative Motion to Dismiss. On August 31, 2015, the court issued an order staying the case which was lifted on March 24, 2016. On April 22, 2016, plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (Amended Complaint) making the same allegations as in the Consolidated Complaint. The Duke Energy Defendants filed a motion to dismiss the Amended Complaint on June 21, 2016.
On March 5, 2015, shareholder Judy Mesirov filed a shareholder derivative complaint (Mesirov Complaint) in North Carolina state court. The lawsuit, styled Mesirov v. Good, is similar to the consolidated derivative action pending in Delaware Chancery Court and was filed against the same current directors and former directors and officers as the Delaware litigation. Duke Energy Corporation, Duke Energy Progress and Duke Energy Carolinas are named as nominal defendants. The Mesirov Complaint alleges that the Duke Energy Board of Directors was aware of Clean Water Act (CWA) compliance issues and failures to maintain structures in ash basins, but that the Board of Directors did not require Duke Energy Carolinas and Duke Energy Progress to take action to remedy deficiencies. The Mesirov Complaint further alleges that the Board of Directors sanctioned activities to avoid compliance with the law by allowing improper influence of NCDEQ to minimize regulation and by opposing previously anticipated citizen suit litigation. The Mesirov Complaint seeks corporate governance reforms and damages relating to costs associated with the Dan River release, remediation of ash basins that are out of compliance with the CWA and defending and payment of fines, penalties and settlements relating to criminal and civil investigations and lawsuits. The case was stayed until July 1, 2016. On July 5, 2016, the plaintiff filed a Notice of Voluntary Dismissal Without Prejudice, closing this matter.
In addition to the above derivative complaints, in 2014, Duke Energy also received two shareholder litigation demand letters. The letters alleged that the members of the Board of Directors and certain officers breached their fiduciary duties by allowing the company to illegally dispose of and store coal ash pollutants. One of the letters also alleged a breach of fiduciary duty in the decision-making relating to the leadership changes following the close of the Progress Energy merger in July 2012.
By letter dated September 4, 2015, attorneys for the shareholders were informed that, on the recommendation of the Demand Review Committee formed to consider such matters, the Board of Directors concluded not to pursue potential claims against individuals. One of the shareholders, Mitchell Pinsly, sent a formal demand for records and Duke Energy responded to this request.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On October 30, 2015, shareholder Saul Bresalier filed a shareholder derivative complaint (Bresalier Complaint) in the U.S. District Court for the District of Delaware. The lawsuit alleges that several current and former Duke Energy officers and directors (Bresalier Defendants) breached their fiduciary duties in connection with coal ash environmental issues, the post-merger change in Chief Executive Officer (CEO) and oversight of political contributions. Duke Energy is named as a nominal defendant. The Bresalier Complaint contends that the Demand Review Committee failed to appropriately consider the shareholder’s earlier demand for litigation and improperly decided not to pursue claims against the Bresalier Defendants. The Bresalier Defendants filed a Motion to Dismiss the Bresalier litigation on January 15, 2016. In lieu of a response to the Motion to Dismiss, the plaintiff filed a Motion to Convert the Bresalier Defendants' Motion to Dismiss into a Motion for Summary Judgment and also for limited discovery. Following a hearing on June 15, 2016, the court denied the plaintiff's Motion to Convert and is requiring the parties to complete briefing on the Bresalier Defendants' Motion to Dismiss. On July 29, 2016, the Bresalier Defendants filed an Amended Motion to Dismiss.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Progress Energy Merger Shareholder Litigation
On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation. The lawsuit names as defendants the 11 members of the Board of Directors who were also members of the pre-merger Board of Directors (Legacy Duke Energy Directors). Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO. On December 10, 2015, the Legacy Duke Energy Directors filed a Motion to Dismiss the litigation. The court heard oral argument on the motion on May 9, 2016.
Two shareholder Derivative Complaints, filed in 2012 in federal district court in Delaware, were consolidated as Tansey v. Rogers, et al. The case alleges claims against the Legacy Duke Energy Directors for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act. Duke Energy is named as a nominal defendant. On December 21, 2015, Plaintiff filed a Consolidated Amended Complaint asserting the same claims contained in the original complaints. The Legacy Duke Energy Directors filed a Motion to Dismiss on February 19, 2016. On March 18, 2016, the Chancery Court Plaintiffs moved to intervene in the Tansey proceeding, asking the federal district court to stay the federal litigation in favor of the Delaware Chancery litigation, which was denied on June 27, 2016. Oral argument on the Legacy Duke Energy Directors' Motion to Dismiss is scheduled for August 24, 2016.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with the remaining litigation.
Price Reporting Cases
Duke Energy Trading and Marketing, LLC (DETM), a non-operating Duke Energy affiliate, was a defendant, along with numerous other energy companies, in four class action lawsuits and a fifth single-plaintiff lawsuit pending in a consolidated federal court proceeding in Nevada. Each of these lawsuits contains similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.
In February 2016, DETM reached agreements in principle to settle all of the pending lawsuits. Settlement of the single-plaintiff settlement was finalized and paid in March 2016. Settlement of the class action lawsuits are currently being finalized and will be subject to court approval. The settlement amounts are not material to Duke Energy.
Brazil Expansion Lawsuit
On August 9, 2011, the State of São Paulo sued Duke Energy International Geracao Paranapenema S.A. (DEIGP) in Brazilian state court. The lawsuit claims DEIGP is under a continuing obligation to expand installed generation capacity in the State of São Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position that the expansion obligation is no longer viable given changes that have occurred in the electric energy sector since privatization. DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved objections regarding enforceability. In January 2013, DEIGP filed appeals in the federal courts, which are still pending, regarding various procedural issues. A decision on the merits in the first instance court is also pending. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.
Brazil Generation
Record drought conditions in Brazil during 2014 and 2015 negatively impacted DEIGP. A number of electric generators have filed lawsuits seeking relief in the Brazilian courts to mitigate hydrological exposure and diminishing dispatch levels. Some courts have granted injunction orders to limit the financial exposure of certain generators. The implication of these orders is that other electricity market participants not covered by the injunctions may be required to compensate for the financial impact of the liability limitations. The Independent Power Producer Association (APINE) filed one such lawsuit on behalf of DEIGP and other hydroelectric generators against the Brazilian electric regulatory agency (ANEEL). On July 2, 2015, an injunction was granted in favor of APINE limiting the financial exposure of DEIGP and the other plaintiff generators, until the merits of the lawsuit are determined. ANEEL's appeal of the injunction was denied on December 18, 2015. The outcome of these lawsuits is uncertain. It is not possible to predict the impact to Duke Energy from the outcome of these matters.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Carolinas and Duke Energy Progress
NCDEQ Notices of Violation
In August 2014, NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' L.V. Sutton Plant. On March 10, 2015, NCDEQ issued a civil penalty of approximately $25 million to Duke Energy Progress for environmental damages related to the groundwater contamination at the L.V. Sutton Plant. On April 9, 2015, Duke Energy Progress filed a Petition for Contested Case hearing in the Office of Administrative Hearings. In February 2015, NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' Asheville Plant. Duke Energy Progress responded to NCDEQ regarding this NOV.
On September 29, 2015, Duke Energy Progress and Duke Energy Carolinas entered into a settlement agreement with NCDEQ resolving all former, current and future groundwater penalties at all Duke Energy Carolinas and Duke Energy Progress coal facilities in North Carolina. Under the agreement, Duke Energy Progress paid approximately $6 million and Duke Energy Carolinas paid approximately $1 million. In addition to these payments, Duke Energy Progress and Duke Energy Carolinas will accelerate remediation actions at the Sutton, Asheville, Belews Creek and H.F. Lee plants. The ALJ entered a consent order resolving the contested case relating to the Sutton Plant and NCDEQ rescinded the NOVs relating to alleged groundwater violations at both the Sutton and Asheville plants.
On October 13, 2015, the Southern Environmental Law Center (SELC), representing multiple conservation groups, filed a lawsuit in North Carolina Superior Court seeking judicial review of the order approving the settlement agreement with NCDEQ. The conservation groups contend that the ALJ exceeded his statutory authority in approving a settlement that provided for past, present, and future resolution of groundwater issues at facilities which were not at issue in the penalty appeal. On December 18, 2015, Duke Energy Carolinas and Duke Energy Progress filed a Motion to Dismiss the complaint. On February 12, 2016, the ALJ entered a new order clarifying that the dismissal of the contested case only applied to the specific issues before the ALJ in the Petition for Contested Case. On March 10, 2016, the court dismissed the SELC lawsuit based on the ALJ's entry of the new order.
On February 8, 2016, NCDEQ assessed a penalty of approximately $6.8 million, including enforcement costs, against Duke Energy Carolinas related to storm water pipes and associated discharges at the Dan River Steam Station. Duke Energy Carolinas recorded a charge in December 2015 for this penalty. In March 2016, Duke Energy Carolinas filed an appeal of this penalty. A summary judgment hearing is set for August 22, 2016, for this proceeding. Duke Energy Carolinas cannot predict the outcome of this matter.
NCDEQ State Enforcement Actions
In the first quarter of 2013, SELC sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged CWA violations from coal ash basins at two of their coal-fired power plants in North Carolina. NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The cases have been consolidated and are being heard before a single judge.
On August 16, 2013, NCDEQ filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina, alleging violations of the CWA and violations of the North Carolina groundwater standards. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. SELC is representing several environmental groups who have been permitted to intervene in these cases.
On July 10, 2015, Duke Energy Carolinas and Duke Energy Progress filed two Motions for Partial Summary Judgment in the case on the basis that there is no longer either a genuine controversy or disputed material facts about the relief for seven of the 14 North Carolina plants with coal ash basins. On September 14, 2015, the court granted the Motions for Partial Summary Judgment pending court approval of the terms through an order. On April 4, 2016, the court issued an order granting Duke Energy Progress' Motion for Partial Summary Judgment for cases involving the H.F. Lee, Cape Fear and Weatherspoon plants. On June 1, 2016, the court issued an order granting Duke Energy Carolinas' and Duke Energy Progress' Motion for Partial Summary Judgment for cases involving the Asheville, Dan River, Riverbend and Sutton plants. The litigation is concluded for these seven plants. Litigation continues for the remaining seven plants.
It is not possible to predict any liability or estimate any damages Duke Energy Carolinas or Duke Energy Progress might incur in connection with these matters.
Federal Citizens Suits
There are currently three cases filed in various North Carolina federal courts related to the Sutton, Buck and Mayo plants. Three other previously filed cases involving the Riverbend, Cape Fear and H.F. Lee plants were dismissed on June 7, 2016.
On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations at the Sutton Plant. On June 9, 2014, the court granted Duke Energy Progress' request to dismiss the groundwater claims but rejected its request to dismiss the surface water claims. In response to a motion filed by the SELC on August 1, 2014, the court modified the original order to dismiss only the plaintiff's federal law claim based on hydrologic connections at Sutton Lake. The claims related to the alleged state court violations of the permits are back in the case. On August 26, 2015, the court suspended the proceedings until further order from the court.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On September 3, 2014, three citizen suits were filed by various environmental groups: (i) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Cape Fear Plant; (ii) in the United States Court for the Eastern District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the H.F. Lee Plant; and (iii) in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Buck Steam Station. Motions to Stay or Dismiss the proceedings were filed in each of the three cases. The proceedings related to Cape Fear and H.F. Lee were dismissed on June 8, 2016, closing these matters. On October 20, 2015, the court issued an order denying the motions to stay or dismiss in the Buck proceedings. Duke Energy Carolinas' motion seeking appellate review of the District Court's decision relating to Buck was denied on January 29, 2016. The court has set an April 2017 trial date in the Buck proceeding.
On June 13, 2016, the Roanoke River Basin Association filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. Duke Energy Progress expects to file a response to the complaint in third quarter of 2016.
It is not possible to predict whether Duke Energy Carolinas or Duke Energy Progress will incur any liability or to estimate the damages, if any, they might incur in connection with these matters.
Potential Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from NCDEQ advising them not to drink water from the private wells on their land tested by NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services (DHHS). The criteria, in some cases, are considerably more stringent than federal drinking water standards established to protect human health and welfare. The Coal Ash Act requires additional groundwater monitoring and assessments for each of the 14 coal-fired plants in North Carolina, including sampling of private water supply wells. The data gathered through these Comprehensive Site Assessments (CSAs) will be used by NCDEQ to determine whether the water quality of these private water supply wells has been adversely impacted by the ash basins. Duke Energy has submitted CSAs documenting the results of extensive groundwater monitoring around coal ash basins at all 14 of the plants with coal ash basins. Generally, the data gathered through the installation of new monitoring wells and soil and water samples across the state have been consistent with historical data provided to state regulators over many years. The DHHS and NCDEQ sent follow-up letters on October 15, 2015, to residents near coal ash basins who have had their wells tested, stating that private well samplings at a considerable distance from coal ash impoundments, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium which leads investigators to believe these constituents are naturally occurring. In March 2016, DHHS rescinded the advisories. It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with claims which might be made by these residents.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2016, there were 89 asserted claims for non-malignant cases with the cumulative relief sought of up to $24 million, and 83 asserted claims for malignant cases with the cumulative relief sought of up to $15 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $515 million at June 30, 2016 and $536 million at December 31, 2015. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $847 million in excess of the self-insured retention. Receivables for insurance recoveries were $600 million at June 30, 2016 and $599 million at December 31, 2015. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. Duke Energy Florida cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Westinghouse Contract Litigation
On March 28, 2014, Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under the terminated Engineering, Procurement and Construction agreement (EPC) for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of the EPC. Duke Energy Florida recognized an exit obligation as a result of the termination of the EPC contract.
On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleged damages under the EPC in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee.
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. In November 2014, Westinghouse filed a Motion for Partial Judgment on the pleadings, which was denied on March 30, 2015. The trial date is set for October 17, 2016. On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. It is not possible to predict the outcome of the litigation, whether Duke Energy Florida will ultimately have any liability for terminating the EPC contract or to estimate the damages, if any, it might incur in connection with these matters. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
Duke Energy Ohio
Antitrust Lawsuit
In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged Duke Energy Ohio conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into nonpublic option agreements in exchange for their withdrawal of challenges to Duke Energy Ohio’s Rate Stabilization Plan implemented in early 2005. In March 2014, a federal judge certified this matter as a class action. Plaintiffs alleged claims of antitrust violations under the federal Robinson Patman Act as well as fraud and conspiracy allegations under the federal Racketeer Influenced and Corrupt Organizations statute and the Ohio Corrupt Practices Act.
During 2015, the parties received preliminary court approval of a settlement agreement. Duke Energy Ohio included a litigation reserve of $81 million in Other within Current Liabilities on the Consolidated Balance Sheet at December 31, 2015. Duke Energy Ohio recognized pretax charges of $71 million and $81 million in (Loss) Income from Discontinued Operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015, respectively. The settlement agreement was approved at a federal court hearing on April 19, 2016.
W.C. Beckjord Fuel Release
On August 18, 2014, approximately 9,000 gallons of fuel oil were inadvertently discharged into the Ohio River during a fuel oil transfer at the W.C. Beckjord generating station. The Ohio Environmental Protection Agency (Ohio EPA) issued a NOV related to the discharge. Duke Energy Ohio is cooperating with the Ohio EPA, the EPA and the U.S. Attorney for the Southern District of Ohio. No NOV has been issued by the EPA and no penalty has been assessed. Total repair and remediation costs related to the release were not material. Other costs related to the release, including state or federal civil or criminal enforcement proceedings, cannot be reasonably estimated at this time.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.
The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos related reserves and the exit obligation discussed above related to the termination of an EPC contract. Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

(in millions)	June 30, 2016	December 31, 2015
Reserves for Legal Matters
Duke Energy	$110	$166
Duke Energy Carolinas	14	11
Progress Energy	52	54
Duke Energy Progress	6	6
Duke Energy Florida	30	31
Duke Energy Ohio	4	80

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended
			June 30, 2016
				Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Florida	Ohio	Indiana
Unsecured
April 2016(a)	April 2023	2.875%	$350	$350	$—	$—	$—	$—
First Mortgage Bonds
March 2016(b)	March 2023	2.500%	500	—	500	—	—	—
March 2016(b)	March 2046	3.875%	500	—	500	—	—	—
May 2016(c)	May 2046	3.750%	500	—	—	—	—	500
June 2016(b)	June 2046	3.700%	250	—	—	—	250	—
Secured Debt
June 2016(d)	March 2020	1.196%	183	—	—	183	—	—
June 2016(d)	September 2022	1.731%	150	—	—	150	—	—
June 2016(d)	September 2029	2.538%	436	—	—	436	—	—
June 2016(d)	March 2033	2.858%	250	—	—	250	—	—
June 2016(d)	September 2036	3.112%	275	—	—	275	—	—
Total issuances			$3,394	$350	$1,000	$1,294	$250	$500

(a)	Proceeds were used to pay down outstanding commercial paper and for general corporate purposes.

(b)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

(c)	Proceeds were used to repay $325 million of unsecured debt due June 2016, $150 million of first mortgage bonds due July 2016 and for general corporate purposes.

(d)
Proceeds from the nuclear asset recovery bonds issued by DEFPF, a bankruptcy remote subsidiary of Duke Energy Florida, were used to acquire nuclear asset-recovery property from its parent, Duke Energy Florida. The nuclear asset-recovery bonds are payable only from and secured by the nuclear asset-recovery property. DEFPF is consolidated for financial reporting purposes; however, the nuclear asset-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, Duke Energy Florida or any of its affiliates other than DEFPF. The assets of DEFPF, including the nuclear asset-recovery property, are not available to pay creditors of Duke Energy Florida or any of its affiliates. Duke Energy Florida used the proceeds from the sale to repay short-term borrowings under the intercompany money pool borrowing arrangement and make an equity distribution of $649 million to the ultimate parent, Duke Energy (Parent), which repaid short-term borrowings. The nuclear asset-recovery bonds are sequential pay amortizing bonds. The maturity date above represents the scheduled final maturity date for the bonds. See Notes 4 and 12 for additional information.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
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

(in millions)	Maturity Date	Interest Rate	June 30, 2016
Unsecured Debt
Duke Energy (Parent)	November 2016	2.150%	$500
Duke Energy (Parent)	April 2017	1.009%	400
Duke Energy	May 2017	15.530%	56
Secured Debt
Duke Energy	June 2017	2.075%	45
First Mortgage Bonds
Duke Energy Indiana	July 2016	0.979%	150
Duke Energy Carolinas	December 2016	1.750%	350
Duke Energy Progress	March 2017	0.880%	250
Tax-exempt Bonds
Duke Energy Carolinas	February 2017	3.600%	77
Duke Energy Ohio(a)	August 2027	1.280%	50
Duke Energy Indiana(b)	May 2035	1.092%	44
Other(c)			420
Current maturities of long-term debt			$2,342

(a)	Represents Duke Energy Kentucky's bonds with a mandatory put in December 2016.

(b)	The bonds have a mandatory put in December 2016.

(c)	Includes capital lease obligations, amortizing debt and small bullet maturities.
AVAILABLE CREDIT FACILITIES
Master Credit Facility
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	June 30, 2016
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(a)	$7,500	$3,475	$800	$1,000	$1,200	$425	$600
Reduction to backstop issuances
Commercial paper(b)	(1,673)	(992)	(300)	(159)	(47)	(25)	(150)
Outstanding letters of credit	(77)	(70)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,134	$2,413	$211	$589	$1,152	$400	$369

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Piedmont Bridge Facility
In connection with the Merger Agreement with Piedmont, Duke Energy entered into a $4.9 billion Bridge Facility with Barclays. The Bridge Facility, if drawn upon, may be used (i) to fund the cash consideration for the transaction and (ii) to pay certain fees and expenses in connection with the transaction. In November 2015, Barclays syndicated its commitment under the Bridge Facility to a broader group of lenders. Duke Energy does not expect to draw upon the Bridge Facility. The amount of the Bridge Facility is reduced by any financings related to the Piedmont acquisition entered into by Duke Energy, and has accordingly been reduced to approximately $3.2 billion as a result of the Equity Forwards described in Note 13 and $1 billion of commitments under a term loan amended and restated as of August 1, 2016, described below. Refer to Note 2 for additional information on the Piedmont acquisition.
Term Loan Facility
On February 22, 2016, Duke Energy entered into a six-month term loan facility with commitments totaling $1.0 billion (the February 2016 Term Loan). As of June 30, 2016, $100 million was outstanding under the February 2016 Term Loan. On August 1, 2016, Duke Energy and each of the lenders under the February 2016 Term Loan amended and restated certain terms of this facility, resulting in aggregate commitments of $1.5 billion and extending the maturity date to July 31, 2017.
As of August 1, 2016, $100 million has been drawn under the amended and restated term loan (the August 2016 Term Loan). The remaining $1.4 billion of commitments under the August 2016 Term Loan can be drawn in up to two separate borrowings, which must occur no later than 90 calendar days following August 1, 2016. Any borrowings under the August 2016 Term Loan will be used to manage short-term liquidity, including funding a portion of the Piedmont acquisition, and for general corporate purposes. The terms and conditions of the August 2016 Term Loan are generally consistent with those governing Duke Energy’s Master Credit Facility.
Solar Facilities Financing
In August 2016, Emerald State Solar, LLC, an indirect wholly owned subsidiary of Duke Energy, entered into a portfolio financing of approximately 22 North Carolina Solar facilities. The $333 million term loan facility consists of Tranche A of $228 million due in June 2034 secured by substantially all the assets of the solar facilities and Tranche B of $105 million due in June 2020 secured by an Equity Contribution Agreement with Duke Energy. The initial interest rate on the loans is six months London Interbank Offered Rate (LIBOR) plus an applicable margin. The initial applicable margin is 1.75 percent with 0.125 percent increases every three years thereafter. In connection with this debt issuance, Emerald State Solar, LLC entered into two interest rate swaps to convert the substantial majority of the loan interest payments from variable rates to fixed rates of approximately 1.81 percent for Tranche A and 1.38 percent for Tranche B, plus the applicable margin.
7. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The following table presents goodwill by reportable operating segment for Duke Energy.
Duke Energy

	Regulated	International	Commercial
(in millions)	Utilities	Energy	Portfolio	Total
Goodwill at December 31, 2015	$15,950	$271	$122	$16,343
Foreign exchange changes	—	14	—	14
Goodwill at June 30, 2016	$15,950	$285	$122	$16,357
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million is included in the Regulated Utilities operating segment and presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.
Progress Energy
Progress Energy's Goodwill is included in the Regulated Utilities operating segment and there are no accumulated impairment charges.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. RELATED PARTY TRANSACTIONS
The Subsidiary Registrants engage in related party transactions in accordance with applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Material amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$199	$202	$416	$421
Indemnification coverages(b)	5	6	11	12
JDA revenue(c)	2	14	11	40
JDA expense(c)	50	38	91	95
Progress Energy
Corporate governance and shared service expenses(a)	$160	$172	$334	$339
Indemnification coverages(b)	9	9	17	19
JDA revenue(c)	50	38	91	95
JDA expense(c)	2	14	11	40
Duke Energy Progress
Corporate governance and shared service expenses(a)	$89	$93	$189	$194
Indemnification coverages(b)	4	4	7	8
JDA revenue(c)	50	38	91	95
JDA expense(c)	2	14	11	40
Duke Energy Florida
Corporate governance and shared service expenses(a)	$71	$79	$145	$145
Indemnification coverages(b)	5	5	10	11
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$87	$103	$172	$188
Indemnification coverages(b)	1	1	2	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$89	$83	$183	$172
Indemnification coverages(b)	2	2	4	4

(a)
The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources and employee benefits, information technology, legal and accounting fees, as well as other third-party costs. These amounts are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three and six months ended June 30, 2016 and 2015 for the Subsidiary Registrants.
As discussed in Note 12, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from the affiliate for a portion of the purchase price.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Intercompany Income Taxes
Duke Energy and the Subsidiary Registrants file a consolidated federal income tax return and other state and jurisdictional returns. The Subsidiary Registrants have a tax sharing agreement with Duke Energy for the allocation of consolidated tax liabilities and benefits. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. The following table includes the balance of intercompany income tax receivables and payables for the Subsidiary Registrants.

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana
June 30, 2016
Intercompany income tax receivable	$10	$90	$—	$—	$15	$6
Intercompany income tax payable	—	—	11	48	—	—

December 31, 2015
Intercompany income tax receivable	$122	$120	$104	$—	$54	$—
Intercompany income tax payable	—	—	—	96	—	47
9. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price risk and interest rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Interest rate swaps are used to manage interest rate risk associated with borrowings.
All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Condensed Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting arrangements is offset against the collateralized derivatives on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities on the Condensed Consolidated Statements of Cash Flows.
INTEREST RATE RISK
The Duke Energy Registrants are exposed to changes in interest rates as a result of their issuance or anticipated issuance of variable-rate and fixed-rate debt and commercial paper. Interest rate risk is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into interest rate swaps, U.S. Treasury lock agreements and other financial contracts. In anticipation of certain fixed-rate debt issuances, a series of forward-starting interest rate swaps may be executed to lock in components of current market interest rates. These instruments are later terminated prior to or upon the issuance of the corresponding debt.
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction affects earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of Accumulated other comprehensive income (AOCI) for the three and six months ended June 30, 2016, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the International Energy and Renewables' businesses.
Undesignated Contracts
Undesignated contracts include contracts not designated as a hedge because they are accounted for under regulatory accounting and contracts that do not qualify for hedge accounting.
Duke Energy’s interest rate swaps for its Regulated Utilities operations employ regulatory accounting. With regulatory accounting, the mark-to-market gains or losses on the swaps are deferred as regulatory liabilities or regulatory assets, respectively. Regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process. The accrual of interest on the swaps is recorded as Interest Expense.
As of June 30, 2016, Duke Energy has entered into $1.4 billion of forward-starting interest rate swaps to manage interest rate exposure for the expected financing of the Piedmont acquisition. The swaps do not qualify for hedge accounting and are marked-to-market, with any gains or losses included within earnings. Unrealized losses on the swaps of $75 million and $168 million were included within Interest Expense on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. The swaps will be terminated in conjunction with the acquisition financing. See Note 2 for additional information related to the Piedmont acquisition.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$663	$—	$—	$—	$—	$—
Undesignated contracts	2,327	400	500	250	250	27
Total notional amount	$2,990	$400	$500	$250	$250	$27

	December 31, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$700	$—	$—	$—	$—	$—
Undesignated contracts	1,827	400	500	250	250	27
Total notional amount	$2,527	$400	$500	$250	$250	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $463 million at June 30, 2016 and $497 million at December 31, 2015.
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the prices of electricity, coal and natural gas. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations.
Regulated public utilities may have cost-based rate regulations and various other cost recovery mechanisms that result in a limited exposure to market volatility of commodity fuel prices. Financial derivative contracts, where approved by the respective state regulatory commissions, can be used to manage the risk of price volatility. At June 30, 2016, substantially all of Duke Energy's open commodity derivative instruments were undesignated because they are accounted for under regulatory accounting. Mark-to-market gains or losses on contracts that use regulatory accounting are deferred as regulatory liabilities or regulatory assets, respectively. Undesignated contracts expire as late as 2020.
The Subsidiary Registrants utilize cost-tracking mechanisms, commonly referred to as fuel adjustment clauses. These clauses allow for the recovery of fuel and fuel-related costs, including settlements of undesignated derivatives for fuel commodities, and portions of purchased power costs through surcharges on customer rates. The difference between the costs incurred and the surcharge revenues is recorded as an adjustment to Fuel used in electric generation and purchased power – regulated or as Operating Revenues: Regulated electric on the Condensed Consolidated Statements of Operations, with an offsetting impact on regulatory assets or liabilities. Therefore, due to the regulatory accounting followed by the Subsidiary Registrants for undesignated derivatives, realized and unrealized gains and losses on undesignated commodity derivatives do not have an immediate impact on reported net income.
Volumes
The tables below show volumes of outstanding commodity derivatives. Amounts disclosed represent the absolute value of notional volumes of commodity contracts excluding NPNS. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown.

	June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	7	—	—	—	—	—	7
Natural gas (millions of decatherms)	418	80	338	124	214	—	—

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	70	—	—	—	—	34	36
Natural gas (millions of decatherms)	398	66	332	117	215	—	—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

LOCATION AND FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES RECOGNIZED IN THE CONDENSED CONSOLIDATED BALANCE SHEETS
The following tables show the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Derivative Assets	June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$64	$8	$20	$8	$12	$5	$31
Noncurrent	28	10	18	10	8	—	—
Total Derivative Assets – Commodity Contracts	$92	$18	$38	$18	$20	$5	$31
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$3	$—	$3	$1	$2	$—	$—
Noncurrent	13	—	13	6	7	—	—
Total Derivative Assets – Interest Rate Contracts	$16	$—	$16	$7	$9	$—	$—
Total Derivative Assets	$108	$18	$54	$25	$29	$5	$31

Derivative Liabilities	June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$84	$7	$77	$18	$59	$—	$1
Noncurrent	23	—	23	—	17	—	—
Total Derivative Liabilities – Commodity Contracts	$107	$7	$100	$18	$76	$—	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$9	$—	$—	$—	$—	$—	$—
Noncurrent	52	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current(a)	170	—	—	—	—	1	—
Noncurrent	90	82	—	—	—	7	—
Total Derivative Liabilities – Interest Rate Contracts	$321	$82	$—	$—	$—	$8	$—
Total Derivative Liabilities	$428	$89	$100	$18	$76	$8	$1

(a)	Duke Energy amount includes $168 million related to forward-starting interest rate swaps associated with the Piedmont acquisition.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Assets	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$12	$—	$1	$—	$1	$3	$7
Noncurrent	4	—	4	—	4	—	—
Total Derivative Assets – Commodity Contracts	$16	$—	$5	$—	$5	$3	$7
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$4	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	6	—	6	2	2	—	—
Total Derivative Assets – Interest Rate Contracts	$10	$—	$6	$2	$2	$—	$—
Total Derivative Assets	$26	$—	$11	$2	$7	$3	$7

Derivative Liabilities	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$256	$32	$222	$77	$145	$—	$—
Noncurrent	100	8	92	16	71	—	—
Total Derivative Liabilities – Commodity Contracts	$356	$40	$314	$93	$216	$—	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$11	$—	$—	$—	$—	$—	$—
Noncurrent	33	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	4	—	3	—	—	1	—
Noncurrent	15	5	5	5	—	6	—
Total Derivative Liabilities – Interest Rate Contracts	$63	$5	$8	$5	$—	$7	$—
Total Derivative Liabilities	$419	$45	$322	$98	$216	$7	$—
OFFSETTING ASSETS AND LIABILITIES
The following tables present the line items on the Condensed Consolidated Balance Sheets where derivatives are reported. Substantially all of Duke Energy's outstanding derivative contracts are subject to enforceable master netting arrangements. The Gross amounts offset in the tables below show the effect of these netting arrangements on financial position, and include collateral posted to offset the net position. The amounts shown are calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Assets	June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$67	$8	$23	$9	$14	$5	$31
Gross amounts offset	(15)	(3)	(13)	(6)	(7)	—	—
Net amounts presented in Current Assets: Other	$52	$5	$10	$3	$7	$5	$31
Noncurrent
Gross amounts recognized	$41	$10	$31	$16	$15	$—	$—
Gross amounts offset	(5)	—	(5)	—	(4)	—	—
Net amounts presented in Investments and Other Assets: Other	$36	$10	$26	$16	$11	$—	$—

Derivative Liabilities	June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$263	$7	$77	$18	$59	$1	$1
Gross amounts offset	(15)	(3)	(13)	(6)	(7)	—	—
Net amounts presented in Current Liabilities: Other	$248	$4	$64	$12	$52	$1	$1
Noncurrent
Gross amounts recognized	$165	$82	$23	$—	$17	$7	$—
Gross amounts offset	(5)	—	(5)	—	(4)	—	—
Net amounts presented in Deferred Credits and Other Liabilities: Other	$160	$82	$18	$—	$13	$7	$—

Derivative Assets	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$18	$—	$7	$2	$3	$3	$7
Gross amounts offset	(3)	—	(2)	—	(2)	—	—
Net amounts presented in Current Assets: Other	$15	$—	$5	$2	$1	$3	$7
Noncurrent
Gross amounts recognized	$8	$—	$4	$—	$4	$—	$—
Gross amounts offset	(4)	—	(4)	—	(4)	—	—
Net amounts presented in Investments and Other Assets: Other	$4	$—	$—	$—	$—	$—	$—

Derivative Liabilities	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$271	$32	$225	$77	$145	$1	$—
Gross amounts offset	(22)	—	(21)	(1)	(20)	—	—
Net amounts presented in Current Liabilities: Other	$249	$32	$204	$76	$125	$1	$—
Noncurrent
Gross amounts recognized	$148	$13	$97	$21	$71	$6	$—
Gross amounts offset	(16)	—	(15)	—	(15)	—	—
Net amounts presented in Deferred Credits and Other Liabilities: Other	$132	$13	$82	$21	$56	$6	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

OBJECTIVE CREDIT CONTINGENT FEATURES
Certain derivative contracts contain objective credit contingent features. These features include the requirement to post cash collateral or letters of credit if specific events occur, such as a credit rating downgrade below investment grade. The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk-related payment provisions. Amounts for Duke Energy Ohio and Duke Energy Indiana were not material.

	June 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$348	$89	$90	$18	$72
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	348	89	90	18	72

	December 31, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$334	$45	$290	$93	$194
Fair value of collateral already posted	30	—	30	—	30
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	304	45	260	93	164
The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative must be executed with the same counterparty under the same master netting arrangement. Amounts disclosed below represent the receivables related to the right to reclaim cash collateral under master netting arrangements. All receivables presented below were offset against net derivative positions on the Condensed Consolidated Balance Sheets.

	June 30, 2016	December 31, 2015
(in millions)	Receivables	Receivables
Duke Energy	$—	$30
Progress Energy	—	30
Duke Energy Florida	—	30
10. INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as available-for-sale.
Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the nuclear decommissioning fund (NDTF) at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to Other Post-Retirement Benefit Obligations (OPEB) plans and (iii) Bison.
Duke Energy classifies all other investments in debt and equity securities as long term, unless otherwise noted.
Investment Trusts
The investments within the NDTF investments and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary impairments and are recognized immediately.
Investments within the Investment Trusts generally qualify for regulatory accounting, and accordingly realized and unrealized gains and losses are deferred as a regulatory asset or liability. However, certain investments held in Duke Energy Florida's NDTF, which were acquired in a settlement with Florida Municipal Joint Owners (FMJO), do not qualify for regulatory accounting. Except for other than temporary impairments of unrealized losses, unrealized gains and losses on these assets are included in other comprehensive income until realized. The other than temporary impairments of realized amounts and unrealized losses are included within Other income and expense, net on the Condensed Consolidated Statements of Operations. The value of these assets has not materially changed since the assets were acquired from FMJO. As a result, there is no material impact on earnings of the Duke Energy Registrants.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Other Available-for-Sale Securities
Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an other than temporary impairment exists, the unrealized loss is included in earnings. There were no material credit losses as of June 30, 2016 and December 31, 2015.
DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$189	$—	$—	$179
Equity securities	1,869	78	3,834	1,823	58	3,590
Corporate debt securities	22	1	480	7	8	432
Municipal bonds	12	1	307	5	1	185
U.S. government bonds	38	—	1,038	11	5	1,254
Other debt securities	1	3	144	—	4	177
Total NDTF	$1,942	$83	$5,992	$1,846	$76	$5,817
Other Investments
Cash and cash equivalents	$—	$—	$27	$—	$—	$29
Equity securities	34	1	98	32	1	95
Corporate debt securities	2	1	97	1	3	92
Municipal bonds	6	1	80	3	1	74
U.S. government bonds	2	—	47	—	—	45
Other debt securities	—	1	57	—	2	62
Total Other Investments(a)	$44	$4	$406	$36	$7	$397
Total Investments	$1,986	$87	$6,398	$1,882	$83	$6,214
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts are considered other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2016
Due in one year or less	$88
Due after one through five years	660
Due after five through 10 years	511
Due after 10 years	991
Total	$2,250
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Realized gains	$64	$28	$118	$130
Realized losses	42	17	92	31

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$66	$—	$—	$34
Equity securities	1,045	44	2,128	1,021	27	2,094
Corporate debt securities	13	1	309	3	5	292
Municipal bonds	2	—	42	1	—	33
U.S. government bonds	16	—	482	3	3	438
Other debt securities	1	3	136	—	4	147
Total NDTF	$1,077	$48	$3,163	$1,028	$39	$3,038
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(a)	$—	$1	$3	$—	$1	$3
Total Investments	$1,077	$49	$3,166	$1,028	$40	$3,041

(a)	These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2016
Due in one year or less	$6
Due after one through five years	198
Due after five through 10 years	235
Due after 10 years	533
Total	$972
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Realized gains	$33	$17	$67	$107
Realized losses	19	11	56	23

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

PROGRESS ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$123	$—	$—	$145
Equity securities	824	34	1,706	802	31	1,496
Corporate debt securities	9	—	171	4	3	140
Municipal bonds	10	1	265	4	1	152
U.S. government bonds	22	—	556	8	2	816
Other debt securities	—	—	8	—	—	30
Total NDTF	$865	$35	$2,829	$818	$37	$2,779
Other Investments
Cash and cash equivalents	$—	$—	$21	$—	$—	$18
Municipal bonds	4	—	47	3	—	45
Total Other Investments(a)	$4	$—	$68	$3	$—	$63
Total Investments	$869	$35	$2,897	$821	$37	$2,842
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2016
Due in one year or less	$65
Due after one through five years	375
Due after five through 10 years	200
Due after 10 years	407
Total	$1,047
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Realized gains	$31	$9	$50	$21
Realized losses	23	5	36	6

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$58	$—	$—	$110
Equity securities	614	28	1,379	596	25	1,178
Corporate debt securities	7	—	118	3	2	96
Municipal bonds	10	1	265	4	1	150
U.S. government bonds	14	—	281	6	2	486
Other debt securities	—	—	5	—	—	18
Total NDTF	$645	$29	$2,106	$609	$30	$2,038
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments(a)	$—	$—	$1	$—	$—	$1
Total Investments	$645	$29	$2,107	$609	$30	$2,039
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2016
Due in one year or less	$14
Due after one through five years	191
Due after five through 10 years	154
Due after 10 years	310
Total	$669
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Realized gains	$27	$8	$42	$17
Realized losses	20	4	31	5

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$65	$—	$—	$35
Equity securities	210	6	327	206	6	318
Corporate debt securities	2	—	53	1	1	44
Municipal bonds	—	—	—	—	—	2
U.S. government bonds	8	—	275	2	—	330
Other debt securities	—	—	3	—	—	12
Total NDTF	$220	$6	$723	$209	$7	$741
Other Investments
Cash and cash equivalents	$—	$—	$4	$—	$—	$6
Municipal bonds	4	—	47	3	—	45
Total Other Investments(a)	$4	$—	$51	$3	$—	$51
Total Investments	$224	$6	$774	$212	$7	$792
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2016
Due in one year or less	$51
Due after one through five years	184
Due after five through 10 years	46
Due after 10 years	97
Total	$378
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Realized gains	$4	$1	$8	$4
Realized losses	3	1	5	1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	June 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$2
Equity securities	28	—	73	27	—	71
Corporate debt securities	—	—	2	—	—	2
Municipal bonds	1	1	29	—	1	26
Total Other Investments(a)	$29	$1	$104	$27	$1	$101
Total Investments	$29	$1	$104	$27	$1	$101
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2016
Due in one year or less	$2
Due after one through five years	16
Due after five through 10 years	8
Due after 10 years	5
Total	$31
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three and six months ended June 30, 2016 and 2015.
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
Not Categorized – Certain investments are not categorized within the Fair Value hierarchy. These investments are measured based on the fair value of the underlying investments but may not be readily redeemable at that fair value.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three and six months ended June 30, 2016 and 2015.
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
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives are primarily valued using internally developed discounted cash flow models which incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or non-performance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for natural gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate the fair value of natural gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
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

	June 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$3,834	$3,666	$1	$—	$167
Nuclear decommissioning trust fund debt securities	2,158	744	1,414	—	—
Other available-for-sale equity securities	98	98	—	—	—
Other available-for-sale debt securities	308	74	230	4	—
Derivative assets	108	2	72	34	—
Total assets	6,506	4,584	1,717	38	167
Derivative liabilities	(428)	(1)	(427)	—	—
Net assets	$6,078	$4,583	$1,290	$38	$167

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$3,590	$3,418	$—	$—	$172
Nuclear decommissioning trust fund debt securities	2,227	672	1,555	—	—
Other available-for-sale equity securities	95	95	—	—	—
Other available-for-sale debt securities	302	75	222	5	—
Derivative assets	26	—	16	10	—
Total assets	6,240	4,260	1,793	15	172
Derivative liabilities	(419)	—	(419)	—	—
Net assets	$5,821	$4,260	$1,374	$15	$172
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements. Amounts included in earnings for derivatives are primarily included in Operating Revenues. There was no change to the Level 3 balance during the three months ended June 30, 2015.

	Three Months Ended June 30, 2016
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$4	$2	$6
Purchases, sales, issuances and settlements:
Purchases	—	34	34
Settlements	—	(6)	(6)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	4	4
Balance at end of period	$4	$34	$38

	Six Months Ended June 30, 2016
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$10	$15
Purchases, sales, issuances and settlements:
Purchases	—	34	34
Sales	(1)	—	(1)
Settlements	—	(13)	(13)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	3	3
Balance at end of period	$4	$34	$38

	Six Months Ended June 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$(1)	$4
Total pretax realized or unrealized gains included in earnings	—	18	18
Purchases, sales, issuances and settlements:
Purchases	—	24	24
Settlements	—	(22)	(22)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	4	4
Balance at end of period	$5	$23	$28

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
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

	June 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$2,128	$1,960	$1	$—	$167
Nuclear decommissioning trust fund debt securities	1,035	245	790	—	—
Other available-for-sale debt securities	3	—	—	3	—
Derivative assets	18	—	18	—	—
Total assets	3,184	2,205	809	3	167
Derivative liabilities	(89)	—	(89)	—	—
Net assets	$3,095	$2,205	$720	$3	$167

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$2,094	$1,922	$—	$—	$172
Nuclear decommissioning trust fund debt securities	944	246	698	—	—
Other available-for-sale debt securities	3	—	—	3	—
Total assets	3,041	2,168	698	3	172
Derivative liabilities	(45)	—	(45)	—	—
Net assets	$2,996	$2,168	$653	$3	$172
There was no change to the Level 3 balance during the three and six months ended June 30, 2016 and June 30, 2015.

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	June 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,706	$1,706	$—
Nuclear decommissioning trust fund debt securities	1,123	499	624
Other available-for-sale debt securities	68	21	47
Derivative assets	54	—	54
Total assets	2,951	2,226	725
Derivative liabilities	(100)	—	(100)
Net assets	$2,851	$2,226	$625

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,496	$1,496	$—
Nuclear decommissioning trust fund debt securities	1,283	426	857
Other available-for-sale debt securities	63	18	45
Derivative assets	11	—	11
Total assets	2,853	1,940	913
Derivative liabilities	(322)	—	(322)
Net assets	$2,531	$1,940	$591

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
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

	June 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,379	$1,379	$—
Nuclear decommissioning trust fund debt securities and other	727	228	499
Other available-for-sale debt securities and other	1	1	—
Derivative assets	25	—	25
Total assets	2,132	1,608	524
Derivative liabilities	(18)	—	(18)
Net assets	$2,114	$1,608	$506

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,178	$1,178	$—
Nuclear decommissioning trust fund debt securities and other	860	141	719
Other available-for-sale debt securities and other	1	1	—
Derivative assets	2	—	2
Total assets	2,041	1,320	721
Derivative liabilities	(98)	—	(98)
Net assets	$1,943	$1,320	$623
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	June 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$327	$327	$—
Nuclear decommissioning trust fund debt securities and other	396	271	125
Other available-for-sale debt securities and other	51	4	47
Derivative assets	29	—	29
Total assets	803	602	201
Derivative liabilities	(76)	—	(76)
Net assets	$727	$602	$125

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$318	$318	$—
Nuclear decommissioning trust fund debt securities and other	423	285	138
Other available-for-sale debt securities and other	51	6	45
Derivative assets	7	—	7
Total assets	799	609	190
Derivative liabilities	(216)	—	(216)
Net assets (liabilities)	$583	$609	$(26)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 9.

	June 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$5	$—	$—	$5
Derivative liabilities	(8)	—	(8)	—
Net (liabilities) assets	$(3)	$—	$(8)	$5

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$3	$—	$—	$3
Derivative liabilities	(7)	—	(7)	—
Net (liabilities) assets	$(4)	$—	$(7)	$3
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,
(in millions)	2016	2015
Balance at beginning of period	$—	$7
Total pretax realized or unrealized gains included in earnings	—	(4)
Purchases, sales, issuances and settlements:
Purchases	5	—
Sales	—	5
Settlements	—	(3)
Balance at end of period	$5	$5

	Derivatives (net)
	Six Months Ended June 30,
(in millions)	2016	2015
Balance at beginning of period	$3	$(18)
Total pretax realized or unrealized gains included in earnings	—	21
Purchases, sales, issuances and settlements:
Purchases	5	—
Sales	—	5
Settlements	(2)	(3)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(1)	—
Balance at end of period	$5	$5

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
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

	June 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$73	$73	$—	$—
Other available-for-sale debt securities and other	31	—	31	—
Derivative assets	31	2	—	29
Total assets	135	75	31	29
Derivative liabilities	(1)	(1)	—	—
Net assets	$134	$74	$31	$29

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$71	$71	$—	$—
Other available-for-sale debt securities and other	30	2	28	—
Derivative assets	7	—	—	7
Net assets	$108	$73	$28	$7
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,
(in millions)	2016	2015
Balance at beginning of period	$2	$3
Purchases, sales, issuances and settlements:
Purchases	29	18
Settlements	(6)	(10)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	6
Balance at end of period	$29	$17

	Derivatives (net)
	Six Months Ended June 30,
(in millions)	2016	2015
Balance at beginning of period	$7	$14
Purchases, sales, issuances and settlements:
Purchases	29	18
Settlements	(11)	(19)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	4
Balance at end of period	$29	$17

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3. As of June 30, 2016 and December 31, 2015, all Level 3 derivatives were financial transmission rights (FTRs).

	June 30, 2016
	Fair Value of FTRs
	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy	$34	RTO auction pricing	FTR price – per Megawatt-Hour (MWh)	$(1.64)	-	$8.64
Duke Energy Ohio	5	RTO auction pricing	FTR price – per MWh	0.36	-	2.47
Duke Energy Indiana	29	RTO auction pricing	FTR price – per MWh	(1.64)	-	8.64

	December 31, 2015
	Fair Value of FTRs
	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy	$10	RTO auction pricing	FTR price – per MWh	$(0.74)	-	$7.29
Duke Energy Ohio	3	RTO auction pricing	FTR price – per MWh	0.67	-	2.53
Duke Energy Indiana	7	RTO auction pricing	FTR price – per MWh	(0.74)	-	7.29
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2016		December 31, 2015
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$42,273	$47,953	$39,569	$42,537
Duke Energy Carolinas	9,360	10,874	8,367	9,156
Progress Energy	15,486	16,715	14,464	15,856
Duke Energy Progress	6,565	7,344	6,518	6,757
Duke Energy Florida	5,540	5,226	4,266	4,908
Duke Energy Ohio	1,887	2,134	1,598	1,724
Duke Energy Indiana	3,937	4,717	3,768	4,219
At both June 30, 2016 and December 31, 2015, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2016 and the year ended December 31, 2015, or is expected to be provided in the future, that was not previously contractually required.
Receivables Financing – DERF / DEPR / DEFR
Duke Energy Receivables Finance Company, LLC (DERF), Duke Energy Progress Receivables, LLC (DEPR) and Duke Energy Florida Receivables, LLC (DEFR) are bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively. DERF, DEPR and DEFR are wholly owned limited liability companies with separate legal existence from their parent companies, and their assets are not generally available to creditors of their parent companies. On a revolving basis, DERF, DEPR and DEFR buy certain accounts receivable arising from the sale of electricity and related services from their parent companies.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the credit facilities are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt.
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.
Receivables Financing – CRC
CRC is a bankruptcy remote, special purpose entity indirectly owned by Duke Energy. On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity and related services from Duke Energy Ohio and Duke Energy Indiana. CRC borrows amounts under a credit facility to buy the receivables from Duke Energy Ohio and Duke Energy Indiana. Borrowing availability from the credit facility is limited to the amount of qualified receivables sold to CRC. The sole source of funds to satisfy the related debt obligation is cash collections from the receivables. Amounts borrowed under the credit facility are reflected on Duke Energy's Condensed Consolidated Balance Sheets as Long-Term Debt.
The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are typically 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Depending on collection experience, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million.
CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the activities that most significantly impact the economic performance of the entity are not performed by the equity holder, and (iii) deficiencies in net worth of CRC are funded by Duke Energy. The most significant activities that impact the economic performance of CRC are decisions made to manage delinquent receivables. Duke Energy consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC.
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities described above. Amounts borrowed under the credit facilities are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
	CRC	DERF	DEPR	DEFR
Expiration date	December 2018	December 2018	February 2019	April 2019
Credit facility amount (in millions)	$325	$425	$300	$225
Amounts borrowed at June 30, 2016	325	425	300	225
Amounts borrowed at December 31, 2015	325	425	254	225
Nuclear Asset-Recovery Bonds – DEFPF
DEFPF is a bankruptcy remote, wholly owned special purpose subsidiary of Duke Energy Florida. DEFPF was formed in 2016 for the sole purpose of issuing nuclear asset-recovery bonds to finance Duke Energy Florida's unrecovered regulatory asset related to Crystal River Unit 3.
In June 2016, DEFPF issued $1,294 million of senior secured bonds and used the proceeds to acquire nuclear asset-recovery property from Duke Energy Florida. The nuclear asset-recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable nuclear asset-recovery charge from all Duke Energy Florida retail customers until the bonds are paid in full and all financing costs have been recovered. The nuclear asset-recovery bonds are secured by the nuclear asset-recovery property, and cash collections from the nuclear asset-recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Florida. For additional information see Notes 4 and 6.
DEFPF is considered a VIE primarily because the equity capitalization is insufficient to support its operations. Duke Energy Florida has the power to direct the significant activities of the VIE as described above, and therefore Duke Energy Florida is considered the primary beneficiary and consolidates DEFPF.
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2016
Regulatory Assets: Current	$34
Current Assets: Other	7
Regulatory Assets and Deferred Debits: Regulatory assets	1,194
Current maturities of long-term debt	35
Long-Term Debt	1,243

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Renewables
Certain Duke Energy renewable energy facilities are VIEs due to long-term fixed-price power purchase agreements. These fixed-price agreements effectively transfer commodity price risk to the buyer of the power. Certain other Duke Energy renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. For certain VIEs, assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The activities that most significantly impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidates the entities as it is responsible for all of these decisions.
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to renewables VIEs.

(in millions)	June 30, 2016	December 31, 2015
Current Assets: Other	$223	$138
Property, plant and equipment, cost	2,578	2,015
Accumulated depreciation and amortization	(376)	(321)
Current maturities of long-term debt	154	108
Long-Term Debt	866	968
Deferred Credits and Other Liabilities: Deferred income taxes	31	289
Deferred Credits and Other Liabilities: Other	277	33
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2016
	Duke Energy			Duke	Duke
				Energy	Energy
(in millions)	Renewables	Other	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$39	$58
Investments in equity method unconsolidated affiliates	222	252	474	—	—
Total assets	$222	$252	$474	$39	$58
Other current liabilities	—	3	3	—	—
Deferred credits and other liabilities	—	13	13	—	—
Total liabilities	$—	$16	$16	$—	$—
Net assets	$222	$236	$458	$39	$58

	December 31, 2015
	Duke Energy			Duke	Duke
				Energy	Energy
(in millions)	Renewables	Other	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$47	$60
Investments in equity method unconsolidated affiliates	235	152	387	—	—
Total assets	$235	$152	$387	$47	$60
Other current liabilities	—	3	3	—	—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$17	$17	$—	$—
Net assets	$235	$135	$370	$47	$60
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities. For more information on various guarantees, refer to Note 5.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Other
Duke Energy holds a 50 percent equity interest in Duke-American Transmission Company, LLC (DATC). DATC is considered a VIE due to insufficient equity at risk to permit DATC to finance its own activities without additional subordinated financial support. The activities that most significantly impact DATC’s economic performance are the decisions related to investing in existing and development of new transmission facilities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner, and therefore Duke Energy does not consolidate DATC.
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
Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated bases of the subordinated notes are not materially different than their face value because (i) the receivables generally turn over in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2016	2015	2016	2015
Anticipated credit loss ratio	0.5%	0.6%	0.3%	0.3%
Discount rate	1.4%	1.2%	1.4%	1.2%
Receivable turnover rate	13.2%	12.9%	10.6%	10.6%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Receivables sold	$208	$233	$279	$260
Less: Retained interests	39	47	58	60
Net receivables sold	$169	$186	$221	$200

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Sales
Receivables sold	$429	$425	$961	$1,069	$623	$637	$1,258	$1,353
Loss recognized on sale	2	2	5	5	2	2	5	5
Cash flows
Cash proceeds from receivables sold	427	467	964	1,107	612	660	1,255	1,382
Collection fees received	—	1	—	1	1	1	1	1
Return received on retained interests	—	1	1	2	1	1	2	3
Cash flows from sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end LIBOR plus a fixed rate of 1.00 percent.
13. COMMON STOCK
Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common stockholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted average number of common stock outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted average number of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options and the Equity Forwards, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods.
The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted average number of common stock outstanding to the diluted weighted average number of common shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share amounts)	2016	2015	2016	2015
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$508	$600	$1,199	$1,372
Weighted average shares outstanding – basic	689	692	689	700
Equity Forwards	1	—	—	—
Weighted average shares outstanding – diluted	690	692	689	700
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$0.74	$0.87	$1.74	$1.96
Diluted	$0.74	$0.87	$1.74	$1.96
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.825	$0.795	$1.65	$1.59

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Equity Forwards
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into Equity Forwards with Barclays. No amounts have or will be recorded in Duke Energy’s Condensed Consolidated Financial Statements with respect to the equity offering until settlements of the Equity Forwards occur. The Equity Forwards require Duke Energy to, at its election prior to June 30, 2017, either physically settle the transactions by issuing the total of 10.6 million of its common stock to Barclays in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $69.84 per share) or Duke Energy can net settle the transactions in whole or in part through the delivery or receipt of cash or shares. If Duke Energy had elected to net share settle the contract as of June 30, 2016, Duke Energy would have been required to deliver 2.1 million shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of Piedmont.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Until settlement of the Equity Forwards, earnings per share dilution resulting from the agreements will be determined under the treasury stock method.
Accelerated Stock Repurchase Program
On April 6, 2015, Duke Energy entered into agreements with each of Goldman, Sachs & Co. and JPMorgan Chase Bank, National Association (the Dealers) to repurchase a total of $1.5 billion of Duke Energy common stock under an accelerated stock repurchase program (the ASR). Duke Energy made payments of $750 million to each of the Dealers and was delivered 16.6 million shares, with a total fair value of $1.275 billion, which represented approximately 85 percent of the total number of shares of Duke Energy common stock expected to be repurchased under the ASR. The company recorded the $1.5 billion payment as a reduction to common stock as of April 6, 2015. In June 2015, the Dealers delivered 3.2 million additional shares to Duke Energy to complete the ASR. Approximately 19.8 million shares, in total, were delivered to Duke Energy and retired under the ASR at an average price of $75.75 per share. The final number of shares repurchased was based upon the average of the daily volume weighted average stock prices of Duke Energy’s common stock during the term of the program, less a discount.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Restricted stock unit awards	$10	$11	$17	$20
Performance awards	5	8	10	13
Pretax stock-based compensation cost	$15	$19	$27	$33
Tax benefit associated with stock-based compensation expense	$5	$7	$9	$12
Stock-based compensation costs capitalized	1	1	2	2
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits equal to a percentage of current eligible earnings based on age or the combination of age and years of service, and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year or four-year average earnings, (ii) highest three-year or four-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) and/or (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees.
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its U.S. qualified defined benefit pension plans. Duke Energy did not make any contributions to its U.S. qualified defined benefit pension plans during the six months ended June 30, 2016.

Six Months Ended June 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Contributions	$132	$42	$42	$21	$21	$1	$9
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$37	$12	$10	$6	$5	$1	$2
Interest cost on projected benefit obligation	83	22	27	13	14	5	7
Expected return on plan assets	(129)	(36)	(42)	(20)	(21)	(7)	(11)
Amortization of actuarial loss	33	8	13	5	7	1	3
Amortization of prior service credit	(4)	(2)	(1)	(1)	—	—	—
Other	1	—	—	1	—	—	—
Net periodic pension costs	$21	$4	$7	$4	$5	$—	$1

	Three Months Ended June 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$39	$12	$11	$6	$5	$1	$2
Interest cost on projected benefit obligation	81	20	26	12	13	4	7
Expected return on plan assets	(129)	(33)	(41)	(21)	(22)	(7)	(11)
Amortization of actuarial loss	44	10	17	9	8	3	4
Amortization of prior service credit	(3)	(2)	(1)	(1)	(1)	—	—
Other	2	—	—	1	1	—	—
Net periodic pension costs	$34	$7	$12	$6	$4	$1	$2

	Six Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$73	$24	$21	$12	$10	$2	$4
Interest cost on projected benefit obligation	166	43	53	25	28	10	14
Expected return on plan assets	(258)	(71)	(84)	(41)	(42)	(14)	(21)
Amortization of actuarial loss	66	16	27	11	14	2	6
Amortization of prior service credit	(8)	(4)	(2)	(1)	—	—	—
Other	4	1	1	1	—	—	—
Net periodic pension costs	$43	$9	$16	$7	$10	$—	$3

	Six Months Ended June 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$79	$25	$22	$12	$10	$2	$5
Interest cost on projected benefit obligation	163	41	52	24	27	9	14
Expected return on plan assets	(258)	(69)	(84)	(41)	(44)	(13)	(21)
Amortization of actuarial loss	87	20	34	17	16	5	7
Amortization of prior service credit	(7)	(4)	(2)	(1)	(1)	—	—
Other	4	1	1	1	1	—	—
Net periodic pension costs	$68	$14	$23	$12	$9	$3	$5

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

NON-QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for non-qualified pension plans for registrants with non-qualified pension costs.

	Three Months Ended June 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	1	1	1	1
Amortization of actuarial loss	2	—	—	—	—
Net periodic pension costs	$6	$1	$1	$1	$1

	Three Months Ended June 30, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	—	1	1	1
Amortization of actuarial loss	1	—	1	—	—
Net periodic pension costs	$5	$—	$2	$1	$1

	Six Months Ended June 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	7	1	2	1	1
Amortization of actuarial loss	4	—	1	—	—
Net periodic pension costs	$12	$1	$3	$1	$1

	Six Months Ended June 30, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$1	$—	$—
Interest cost on projected benefit obligation	7	1	2	1	1
Amortization of actuarial loss	3	—	1	—	1
Net periodic pension costs	$11	$1	$4	$1	$2
OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as set forth in the plans. The health care benefits include medical, dental, vision, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	3	2	1	1	1
Expected return on plan assets	(4)	(2)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	2	(1)	6	3	3	(1)	—
Amortization of prior service credit	(36)	(3)	(25)	(17)	(9)	—	—
Net periodic other post-retirement benefit costs	$(28)	$(4)	$(16)	$(12)	$(5)	$—	$—

	Three Months Ended June 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$1	$1	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	3	2	1	1	2
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss (gain)	7	(1)	7	4	2	—	(1)
Amortization of prior service credit	(35)	(3)	(25)	(16)	(7)	—	—
Net periodic other post-retirement benefit costs	$(21)	$(3)	$(14)	$(10)	$(4)	$1	$1

	Six Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$2	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	17	4	7	4	3	1	2
Expected return on plan assets	(7)	(4)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	3	(2)	11	6	5	(1)	(1)
Amortization of prior service credit	(71)	(6)	(51)	(34)	(18)	—	—
Net periodic other post-retirement benefit costs	$(56)	$(8)	$(33)	$(24)	$(10)	$—	$—

	Six Months Ended June 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$3	$1	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	18	4	7	4	3	1	2
Expected return on plan assets	(6)	(4)	—	—	—	—	—
Amortization of actuarial loss (gain)	13	(1)	14	9	5	—	(1)
Amortization of prior service credit	(70)	(7)	(51)	(33)	(16)	—	—
Net periodic other post-retirement benefit costs	$(42)	$(7)	$(29)	$(20)	$(8)	$1	$1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

EMPLOYEE SAVINGS PLAN
Duke Energy sponsors, and the Subsidiary Registrants participate in, an employee savings plan that covers substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions of up to 6 percent of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plan are charged to retained earnings when declared and shares held in the plan are considered outstanding in the calculation of basic and diluted earnings per share.
For new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, subject to a three-year vesting requirement, is provided to the employee’s savings plan account.
The following table presents employer contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Three Months Ended June 30,
2016	$39	$13	$12	$8	$4	$1	$2
2015	37	13	12	8	3	1	2
Six Months Ended June 30,
2016	$91	$31	$27	$19	$8	$2	$4
2015	86	29	26	19	7	2	4
16. INCOME TAXES
TAXES ON FOREIGN EARNINGS
As of December 31, 2015, Duke Energy's intention was to indefinitely reinvest foreign earnings of International Energy earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the investment in NMC. Accordingly, Duke Energy no longer intends to indefinitely reinvest the undistributed earnings of International Energy. The Company recorded U.S. income taxes of approximately $4 million and $16 million for the three and six months ended June 30, 2016, respectively, related to such earnings and will prospectively provide U.S. income taxes on future foreign earnings.
This change in the Company's intent, combined with the extension of bonus depreciation by Congress in late 2015, allows Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historic unremitted foreign earnings by approximately $95 million for the six months ended June 30, 2016.
EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Duke Energy	31.8%	35.6%	27.2%	33.6%
Duke Energy Carolinas	35.1%	36.6%	34.6%	36.2%
Progress Energy	36.0%	39.2%	36.3%	37.1%
Duke Energy Progress	35.5%	40.6%	35.4%	36.0%
Duke Energy Florida	37.6%	38.7%	37.7%	38.6%
Duke Energy Ohio	34.3%	35.0%	29.2%	36.8%
Duke Energy Indiana	36.1%	36.4%	33.1%	36.5%
The decrease in the effective tax rate for Duke Energy for the three and six months ended June 30, 2016, is driven by lower income taxes on foreign earnings due to a more efficient utilization of foreign tax credits, as described above, and favorable impacts of finalizing federal tax audits. Refer to "Taxes on Foreign Earnings" above for additional information.
The decrease in the effective tax rate for Duke Energy Carolinas for the three and six months ended June 30, 2016, is primarily due to a favorable state resolution related to prior-year tax returns and favorable impacts of finalizing tax audits.
The decrease in the effective tax rate for Progress Energy for the three months ended June 30, 2016, is primarily due to a change in tax levelization.
The decrease in the effective tax rate for Duke Energy Progress for the three months ended June 30, 2016, is primarily due to a change in tax levelization.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The decrease in the effective tax rate for Duke Energy Florida for the three months ended June 30, 2016, is primarily due to an increase in AFUDC equity.
The decrease in the effective tax rate for Duke Energy Ohio for the six months ended June 30, 2016, is primarily due to a favorable prior-period adjustment for depreciation and other property, plant and equipment.
The decrease in the effective tax rate for Duke Energy Indiana for the six months ended June 30, 2016, is primarily due to a favorable prior-period adjustment for depreciation and other property, plant and equipment.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

17. SUBSEQUENT EVENTS
For information on subsequent events related to acquisitions, regulatory matters, commitments and contingencies, and debt and credit facilities see Notes 2, 4, 5 and 6, respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, LLC (Duke Energy Progress), Duke Energy Florida, LLC (Duke Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, LLC (Duke Energy Indiana) (collectively referred to as the Subsidiary Registrants). However, none of the registrants make any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2016, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Acquisition of Piedmont Natural Gas
On October 24, 2015, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) with Piedmont Natural Gas Company, Inc., (Piedmont) a North Carolina corporation. Under the terms of the Merger Agreement, Duke Energy will acquire Piedmont for approximately $4.9 billion in cash and Piedmont will become a wholly owned subsidiary of Duke Energy. In addition, Duke Energy will assume Piedmont's existing debt, which was approximately $2.0 billion at April 30, 2016, the end of Piedmont's most recent filed quarter. The excess of the purchase price over the fair value of Piedmont's assets and liabilities on the acquisition date will be recorded as goodwill. Duke Energy estimates the transaction would result in incremental goodwill of approximately $3.5 billion. Duke Energy expects to finance the transaction with a combination of debt, equity issuances and other cash sources. As of June 30, 2016, Duke Energy entered into $1.4 billion of forward-starting interest rate swaps to manage interest rate exposure for the expected financing of the Piedmont acquisition. For additional information on the forward-starting swaps, see Note 9 to the Condensed Consolidated Financial Statements, "Derivatives and Hedging."
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of Duke Energy common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into equity forward sale agreements (the Equity Forwards) with Barclays Capital, Inc. (Barclays). Duke Energy expects to settle the Equity Forwards on or around the closing date of the Piedmont acquisition. The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of Piedmont. For additional information regarding the Equity Forwards, see Note 13 to the Condensed Consolidated Financial Statements, "Common Stock."
In connection with the Merger Agreement with Piedmont, Duke Energy entered into a $4.9 billion senior unsecured bridge financing facility (Bridge Facility) with Barclays. The Bridge Facility, if drawn upon, may be used to (i) fund the cash consideration for the transaction and (ii) pay certain fees and expenses in connection with the transaction. In November 2015, Barclays syndicated its commitment under the Bridge Facility to a broader group of lenders. Duke Energy does not expect to draw upon the Bridge Facility. The amount of the Bridge Facility is reduced by any financings related to the Piedmont acquisition entered into by Duke Energy, and has accordingly been reduced to $3.2 billion as a result of the Equity Forwards and $1 billion of the commitments under a term loan amended and restated as of August 1, 2016. See Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for additional information.
Piedmont's shareholders have approved the company's acquisition by Duke Energy and the Federal Trade Commission (FTC) has granted early termination of the 30-day waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 15, 2016, Duke Energy and Piedmont filed an application with the North Carolina Utilities Commission (NCUC) for approval of the proposed business combination and associated financing transactions. On January 29, 2016, the NCUC approved Duke Energy's proposed financing transactions. On March 7, 2016, the Kentucky Public Service Commission (KPSC) granted Duke Energy's declaratory request that the transaction does not constitute a change in control and does not require KPSC approval. The Tennessee Regulatory Authority approved Duke Energy's and Piedmont's request of the change in control resulting from the transaction at its March 14, 2016, meeting. On June 10, 2016 the North Carolina Public Staff reached an agreement with Duke Energy and Piedmont on certain stipulations and conditions for approval of the transaction. Duke Energy and Piedmont have also entered into settlement agreements with the Environmental Defense Fund (EDF) and the Carolina Utility Customers Association, Inc. (CUCA) resolving EDF's and CUCA's issues in the case.
On July 19, 2016, the NCUC concluded an evidentiary hearing for the proposed business combination. Proposed orders are due from all parties by August 25, 2016, after which the NCUC will rule on the application. Subject to receipt of NCUC approval, and meeting closing conditions, Duke Energy and Piedmont expect to close the transaction by the end of 2016. Upon closing of the proposed acquisition, Duke Energy expects to record expenses of $175 million to $200 million, representing accruals for commitments made in conjunction with the transaction, such as funding charitable and community support contributions, professional fees and severance.

PART I

The Merger Agreement contains certain termination rights for both Duke Energy and Piedmont, and provides that, upon termination of the Merger Agreement under specified circumstances, Duke Energy would be required to pay a termination fee of $250 million to Piedmont and Piedmont would be required to pay Duke Energy a termination fee of $125 million.
Upon closing of the proposed acquisition of Piedmont, the chief operating decision-maker may determine that changes to business segments are necessary. The final outcome has not been determined.
See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information regarding Duke Energy and Piedmont's joint investment in Atlantic Coast Pipeline, LLC (ACP).
Change In Segment Income
During the first quarter of 2016, the Duke Energy chief operating decision-maker began to evaluate interim period segment performance based on financial information that includes the impact of income tax levelization within segment income. This represents a change from the previous measure, where the interim period impacts of income tax levelization were included within Other, and therefore excluded from segment income. As a result, prior period segment results presented have been recast to conform to this change.
Potential Sale of International Energy
In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the equity method investment in National Methanol Company (NMC). Duke Energy is actively marketing the business. Non-binding offers have been received and are being evaluated. There is no assurance that this process will result in a transaction and the timing for execution of a potential transaction is uncertain. Proceeds from a successful sale would be used by Duke Energy to reduce debt and fund the operations and growth of domestic businesses. If the potential of a sale were to progress, it could result in classification of International Energy as assets held for sale and as a discontinued operation.
Based upon the advancement of the marketing efforts Duke Energy performed recoverability tests of the long-lived asset groups of International Energy as of June 30, 2016. As a result, Duke Energy determined the carrying value of certain assets in Central America is not fully recoverable and recorded a pretax impairment charge of $194 million, which is included within Impairment Charges on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. The impairment charge represents the excess of carrying value over the estimated fair value of the assets. The fair value of the assets was primarily determined from the income approach using discounted cash flows but also considered market information obtained in 2016.
As of June 30, 2016, the International Energy segment had a carrying value of approximately $2.4 billion, adjusted for approximately $589 million of cumulative foreign currency translation losses currently classified as accumulated other comprehensive loss.
Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items represent income from continuing operations net of income (loss) attributable to noncontrolling interests, adjusted for the dollar and per-share impact of special items. Special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance, as discussed below. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Duke Energy Board of Directors, employees, stockholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common stockholders.
Special items included in the periods presented include the following:

•
Costs to achieve mergers and International impairment represent charges that result from potential or completed strategic acquisitions and divestitures that do not reflect ongoing costs of the business.

•	Costs savings initiatives represent restructuring charges incurred to reduce future expenses and do not represent ongoing costs.

•
Midwest generation operations represents the operating results of the nonregulated Midwest generation business and Duke Energy Retail Sales (collectively, the Disposal Group), which have been classified as discontinued operations. Management believes inclusion of the Disposal Group's operating results within adjusted earnings and adjusted diluted EPS results in a better reflection of Duke Energy's financial performance during the period.

Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for special items, which are discussed above. Management believes the presentation of adjusted segment income as presented provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is segment income.
Duke Energy’s adjusted earnings, adjusted diluted EPS, and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate the measures in the same manner.
See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

PART I

Executive Overview
Reported EPS attributable to Duke Energy Corporation common stockholders (Reported EPS) was $0.74 for the second quarter of 2016 compared to $0.78 for the second quarter of 2015. Reported EPS was lower due to an impairment of certain assets in Central America, unrealized losses on interest rate swaps related to the proposed Piedmont acquisition, and lower revenues due to less favorable weather; partially offset by higher retail revenues from pricing and rider recoveries, and charges in the prior year related to the Disposal Group.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s second quarter 2016 adjusted diluted EPS was $1.07 compared to $0.95 for the second quarter of 2015.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30, 2016
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Reported Net Income Attributable to Duke Energy Corporation/Reported EPS	$718	$(102)	$14	$630	$(120)	$(1)	$509	$0.74
Costs to achieve, mergers(a)	—	—	—	—	69	—	69	0.10
International impairment(b)	—	145	—	145	—	—	145	0.21
Cost savings initiatives(c)	—	—	—	—	15	—	15	0.02
Discontinued operations	—	—	—	—	—	1	1	—
Adjusted earnings/Adjusted EPS	$718	$43	$14	$775	$(36)	$—	$739	$1.07

(a)
Net of $42 million tax benefit. Primarily consists of unrealized losses on forward-starting interest rate swaps utilized to manage interest rate exposure for the expected financing of the Piedmont acquisition.

(b)	Net of $49 million tax benefit. Impairment of certain assets in Central America.

(c)	Net of $9 million tax benefit. Primarily consists of severance costs.

	Three Months Ended June 30, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Reported Net Income Attributable to Duke Energy Corporation/Reported EPS	$632	$52	$(30)	$654	$(51)	$(60)	$543	$0.78
Costs to achieve Progress Energy merger(a)	—	—	—	—	14	—	14	0.02
Discontinued operations	—	—	41	41	—	60	101	0.15
Adjusted earnings/Adjusted EPS	$632	$52	$11	$695	$(37)	$—	$658	$0.95

(a)	Net of $8 million tax benefit.
The increase in adjusted earnings for the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to:

•	Higher regulated results due to increased retail pricing and riders, including energy efficiency programs, partially offset by less favorable weather;

•	Lower operations and maintenance expense primarily due to lower outage costs and cost savings initiatives;

•	Improved results in Brazil primarily due to favorable hydrology, partially offset by weaker foreign currency exchange rates; and

•	Incremental earnings from the additional ownership interest in generating assets acquired from North Carolina Eastern Municipal Power Agency (NCEMPA).
Partially offset by:

•	Lower earnings from International Energy's equity method investment in NMC, primarily due to lower methyl tertiary butyl ether (MTBE) and methanol prices.

PART I

Duke Energy's Reported EPS was $1.74 for the six months ended June 30, 2016 compared to $2.01 for the six months ended June 30, 2015. Reported EPS was lower due to an impairment of certain assets in Central America, unrealized losses on interest rate swaps related to the proposed Piedmont acquisition, and lower revenues due to less favorable weather; partially offset by higher retail revenues from pricing and rider recoveries, and a favorable tax adjustment at International Energy.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s adjusted diluted EPS was $2.20 for the six months ended June 30, 2016, which is consistent with adjusted diluted EPS for the six months ended June 30, 2015.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30, 2016
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Net Income Attributable to Duke Energy Corporation/Reported EPS	$1,413	$21	$41	$1,475	$(274)	$2	$1,203	$1.74
Costs to achieve, mergers(a)	—	—	—	—	143	—	143	0.21
International impairment(b)	—	145	—	145	—	—	145	0.21
Cost savings initiatives(c)	—	—	—	—	27	—	27	0.04
Discontinued operations	—	—	—	—	—	(2)	(2)	—
Adjusted earnings/Adjusted EPS	$1,413	$166	$41	$1,620	$(104)	$—	$1,516	$2.20

(a)
Net of $88 million tax benefit. Primarily consists of unrealized losses on forward-starting interest rate swaps utilized to manage interest rate exposure for the expected financing of the Piedmont acquisition.

(b)	Net of $49 million tax benefit. Impairment of certain assets in Central America.

(c)	Net of $17 million tax benefit. Primarily consists of severance costs.

	Six Months Ended June 30, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Net Income Attributable to Duke Energy Corporation/Reported EPS	$1,406	$88	$(23)	$1,471	$(94)	$30	$1,407	$2.01
Midwest generation operations	—	—	94	94	—	(94)	—	—
Costs to achieve Progress Energy merger(a)	—	—	—	—	27	—	27	0.04
Discontinued operations	—	—	41	41	—	64	105	0.15
Adjusted earnings/Adjusted EPS	$1,406	$88	$112	$1,606	$(67)	$—	$1,539	$2.20

(a)	Net of $16 million tax benefit.
The decrease in adjusted earnings for the six months ended June 30, 2016, compared to the same period in 2015, was primarily due to:

•	Lower results due to the absence of earnings from the Disposal Group sold in April 2015;

•	Increased depreciation and amortization expense primarily due to a higher amount of property, plant and equipment in service; and

•	Lower earnings from International Energy's equity method investment in NMC, primarily due to lower MTBE and methanol prices.
Partially offset by:

•
Lower income tax expense as a result of the Company's intent to no longer indefinitely reinvest the foreign earnings of the International Energy segment combined with more efficient utilization of foreign tax credits, net of additional tax expense recognized in 2016 on International Energy's unremitted earnings. See Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes," for additional information;

•	Higher regulated results due to increased retail pricing and riders, including energy efficiency programs, partially offset by less favorable weather;

•	Higher results in Latin America primarily due to favorable hydrology in Brazil, partially offset by weaker foreign currency exchange rates;

•
Lower operations and maintenance expense primarily due to lower outage costs and cost efficiency initiatives, partially offset by an increase in storm restoration costs due to more severe winter storms in the Carolinas;

•	Incremental earnings from the additional ownership interest in generating assets acquired from NCEMPA; and

•	Reduction in weighted average shares outstanding primarily due to the prior-year accelerated stock repurchase.

PART I

SEGMENT RESULTS
The remaining information in this discussion of results of operations is presented on a GAAP basis.
Regulated Utilities

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Variance	2016	2015	Variance
Operating Revenues	$5,099	$5,220	$(121)	$10,358	$10,943	$(585)
Operating Expenses	3,772	4,003	(231)	7,739	8,308	(569)
Gains on Sales of Other Assets and Other, net	1	2	(1)	2	9	(7)
Operating Income	1,328	1,219	109	2,621	2,644	(23)
Other Income and Expenses, net	74	59	15	138	131	7
Interest Expense	278	274	4	555	549	6
Income Before Income Taxes	1,124	1,004	120	2,204	2,226	(22)
Income Tax Expense	406	372	34	791	820	(29)
Segment Income	$718	$632	$86	$1,413	$1,406	$7

Duke Energy Carolinas Gigawatt-hours (GWh) sales	20,757	21,306	(549)	42,382	43,774	(1,392)
Duke Energy Progress GWh sales	16,829	14,952	1,877	33,978	31,717	2,261
Duke Energy Florida GWh sales	10,646	10,802	(156)	19,102	19,275	(173)
Duke Energy Ohio GWh sales	5,796	6,233	(437)	11,903	13,000	(1,097)
Duke Energy Indiana GWh sales	8,157	7,705	452	17,551	16,433	1,118
Total Regulated Utilities GWh sales	62,185	60,998	1,187	124,916	124,199	717
Net proportional Megawatt (MW) capacity in operation				49,620	49,528	92
Three Months Ended June 30, 2016 as Compared to June 30, 2015
Regulated Utilities’ results were impacted by increased rate riders and retail pricing, lower operations and maintenance expenses, and an increase in wholesale power margins. These impacts were partially offset by less favorable weather in the Carolinas and Florida. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $223 million decrease in fuel revenues driven by lower fuel prices included in electric rates and overall lower retail volumes; and

•	a $43 million decrease in electric retail sales, net of fuel revenue, due to less favorable weather in the Carolinas and Florida compared to the prior year.
Partially offset by:

•
a $112 million increase in rate riders, including increased revenues related to energy efficiency programs and the additional ownership interest in certain generating assets acquired from NCEMPA in the third quarter of 2015, and retail electric pricing primarily due to lower sales volumes which resulted in higher average customer rates; and

•
a $38 million increase in wholesale power revenues, primarily due to additional volumes and capacity charges for customers served under long-term contracts, including the NCEMPA wholesale contract that became effective August 1, 2015.

Operating Expenses. The variance was driven primarily by:

•
a $215 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to lower natural gas and coal prices, and decreased generation due to lower sales volumes; and

•	a $42 million decrease in operations and maintenance expense primarily due to lower outage costs and costs savings initiatives.
Other Income and Expenses, net. The variance was driven primarily by higher allowance for funds used during construction (AFUDC) equity.
Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by a lower effective tax rate. The effective tax rates for the three months ended June 30, 2016 and 2015 were 36.1 percent and 37.1 percent, respectively. The decrease in the effective tax rate is primarily due to favorable impacts of finalizing tax audits.
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Regulated Utilities’ results were impacted by increased rate riders and retail pricing, an increase in wholesale power margins and lower operations and maintenance expense. These impacts were partially offset by less favorable weather, increased depreciation and amortization expense, and higher property and other tax expense. The following is a detailed discussion of the variance drivers by line item.

PART I

Operating Revenues. The variance was driven primarily by:

•	a $635 million decrease in fuel revenues driven by lower fuel prices included in electric rates and overall lower volumes; and

•	a $157 million decrease in electric retail sales, net of fuel revenue, due to less favorable weather across all the jurisdictions compared to the prior year.
Partially offset by:

•
a $169 million increase in rate riders including increased revenues related to energy efficiency programs and the additional ownership interest in certain generating assets acquired from NCEMPA in the third quarter of 2015, and retail electric pricing primarily due to lower sales volumes, which resulted in higher average customer rates; and

•
a $52 million increase in wholesale power revenues, primarily due to additional volumes and capacity charges for customers served under long-term contracts, including the NCEMPA wholesale contract that became effective August 1, 2015.

Operating Expenses. The variance was driven primarily by:

•
a $627 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to lower natural gas and coal prices, decreased generation due to lower sales volumes, and lower natural gas volumes and prices to full-service retail natural gas customers; and

•	a $29 million decrease in operations and maintenance expense primarily due to lower outage costs and cost savings initiatives, partially offset by higher storm restoration costs.
Partially offset by:

•
a $44 million increase in depreciation and amortization expense primarily due to additional plant in service, including the additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015; and

•	a $40 million increase in property and other taxes primarily due to higher sales and use tax at Duke Energy Indiana and higher property taxes across multiple jurisdictions.
Income Tax Expense. The variance is due to a decrease in the effective tax rate and lower pretax income. The effective tax rates for the six months ended June 30, 2016 and 2015 were 35.9 percent and 36.8 percent, respectively.
Matters Impacting Future Regulated Utilities Results
On May 18, 2016, the North Carolina Department of Environmental Quality (NCDEQ) issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the North Carolina governor on July 14, 2016. Regulated Utilities' estimated asset retirement obligations related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans are developed and approved for each site and the closure work progresses, and the closure method scope is determined, the complexity of work and the amount of coal combustion material could be different than estimated and, therefore, could materially impact Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits and potential fines and penalties could have an adverse impact on Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.
Duke Energy Indiana entered into a revised settlement agreement with multiple parties that will resolve all disputes, claims and issues from the IURC proceedings related to post-commercial operating performance and recovery of ongoing operating and capital costs at the Edwardsport Integrated Gasification Combined Cycle (IGCC) generating facility. The agreement is subject to Indiana Utility Regulatory Commission (IURC) approval. Pursuant to the terms of this agreement, Duke Energy Indiana recognized an impairment and related charges of $93 million for the year ended December 31, 2015. The agreement stipulates that recovery of the remaining regulatory asset will be over an eight-year period and confirms an in-service date for accounting and ratemaking purposes of June 7, 2013. The agreement, if approved, will also impose a cost cap for recoverable operations and maintenance retail costs in the second half of 2016, and 2017, as well as a cost cap for ongoing capital expenditures through 2017. As part of the settlement, Duke Energy Indiana committed to either retire or cease burning coal at Gallagher Station by December 31, 2022. If the settlement agreement is not approved, outstanding issues before the IURC related to Edwardsport would resume and the resolution of such could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. In addition, an inability to manage operating and capital costs in accordance with caps imposed pursuant to the agreement could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Variance	2016	2015	Variance
Operating Revenues	$270	$287	$(17)	$516	$560	$(44)
Operating Expenses	382	232	150	536	439	97
Loss on Sales of Other Assets and Other, net	(1)	(1)	—	(1)	(1)	—
Operating (Loss) Income	(113)	54	(167)	(21)	120	(141)
Other Income and Expense, net	23	31	(8)	39	45	(6)
Interest Expense	22	22	—	44	45	(1)
(Loss) Income Before Income Taxes	(112)	63	(175)	(26)	120	(146)
Income Tax (Benefit) Expense	(13)	10	(23)	(52)	30	(82)
Less: Income Attributable to Noncontrolling Interests	3	1	2	5	2	3
Segment (Loss) Income	$(102)	$52	$(154)	$21	$88	$(67)

Sales, GWh	5,625	4,520	1,105	11,505	8,990	2,515
Net proportional MW capacity in operation				4,315	4,333	(18)
Three Months Ended June 30, 2016 as Compared to June 30, 2015
International Energy’s results were impacted by an impairment of certain assets in Central America, lower earnings from the equity method investment in NMC and weaker exchange rates; partially offset by improved hydrology in Brazil. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by a $14 million decrease in Central America due to lower average prices partially offset by higher volumes. Higher revenues at Brazil due to improved hydrology were offset by weaker exchange rates.
Operating Expenses. The variance was driven primarily by:

•	a $181 million increase in Central America due to the asset impairment, partially offset by lower purchased power costs.
Partially offset by:

•	a $28 million decrease in Brazil due to lower purchased power costs due to improved hydrology and weaker foreign currency exchange rates, partially offset by higher variable costs.
Other Income and Expense, net. The variance was primarily due to lower earnings from the equity method investment in NMC, as a result of lower average MTBE and methanol prices.
Income Tax (Benefit) Expense. The variance was primarily due to a tax benefit associated with the impairment of certain assets in Central America. The effective tax rates for the three months ended June 30, 2016 and 2015 were 11.6 percent and 15.9 percent, respectively.
Six Months Ended June 30, 2016 as Compared to June 30, 2015
International Energy’s results were impacted by an impairment of certain assets in Central America, lower earnings from the equity method investment in NMC and weaker exchange rates in Latin America; partially offset by lower income taxes as a result of the Company's intent to no longer indefinitely reinvest foreign earnings and improved hydrology in Brazil. The following is a detailed discussion of the variance drivers by line item.

Operating Revenues. The variance was driven primarily by:

•	a $26 million decrease in Central America due to lower average prices partially offset by higher volumes; and

•	a $17 million decrease in Brazil due to weaker foreign currency exchange rates partially offset by higher volumes.
Operating Expenses. The variance was driven primarily by:

•	a $164 million increase in Central America due to the asset impairment, partially offset by lower purchased power costs.
Partially offset by:

•	a $66 million decrease in Brazil due to lower purchased power costs due to improved hydrology and weaker foreign currency exchange rates, partially offset by higher variable costs.
Other Income and Expense, net. The variance was primarily due to lower earnings from the equity method investment in NMC, primarily due to lower average MTBE and methanol prices, as well as lower MTBE sales volumes driven by planned maintenance; partially offset by lower butane costs.

PART I

Income Tax (Benefit) Expense. The variance was due to an increase in the effective tax rate and a decrease in pretax income. The increase in the effective tax rate was primarily a result of Duke Energy's ability to more efficiently utilize foreign tax credits. See Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes," for additional information.
Matters Impacting Future International Energy Results
International Energy's operations include conventional hydroelectric power generation facilities located in Brazil. The weather and recessionary economic conditions in Brazil during recent years have resulted in higher energy prices, lower electricity demand and unfavorable impacts to the exchange rate of Brazil's currency. These weather and economic conditions have also resulted in lawsuits brought to the Brazilian courts by certain hydroelectric generators to limit the financial exposure to the generators. International Energy's earnings and future cash flows could be adversely impacted if reservoir levels return to the recent low levels, from a further decline of the economic and political conditions within Brazil, or as a result of the outcome of legal matters in the Brazilian courts.
International Energy's earnings from an equity method investment in NMC reflect sales of methanol and MTBE, which generate margins that are directionally correlated with Brent crude oil prices. The recent decline in crude oil prices have reduced the earnings realized from NMC. Further weakness in the market price of Brent crude oil and related commodities may result in a further decline in earnings.
In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the equity method investment in NMC. Duke Energy is actively marketing the business. Non-binding offers have been received and are being evaluated. There is no assurance that this process will result in a transaction and the timing for execution of a potential transaction is uncertain. Proceeds from a successful sale would be used by Duke Energy to reduce debt and fund the operations and growth of domestic businesses. If the potential of a sale were to progress, it could result in classification of International Energy as assets held for sale and as a discontinued operation. As of June 30, 2016, the International Energy segment had a carrying value of approximately $2.4 billion, adjusted for $589 million of cumulative foreign currency translation losses currently classified as accumulated other comprehensive loss.
Commercial Portfolio

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Variance	2016	2015	Variance
Operating Revenues	$112	$75	$37	$226	$148	$78
Operating Expenses	121	84	37	232	173	59
Gains on Sales of Other Assets and Other, net	1	6	(5)	2	6	(4)
Operating Loss	(8)	(3)	(5)	(4)	(19)	15
Other Income and Expense, net	4	(2)	6	6	—	6
Interest Expense	11	10	1	23	22	1
Loss Before Income Taxes	(15)	(15)	—	(21)	(41)	20
Income Tax (Benefit) Expense	(28)	15	(43)	(61)	(18)	(43)
Less: Income Attributable to Noncontrolling Interests	(1)	—	(1)	(1)	—	(1)
Segment Income (Loss)	$14	$(30)	$44	$41	$(23)	$64

Renewable plant production, GWh	1,758	1,373	385	3,818	2,683	1,135
Net proportional MW capacity in operation				1,978	1,634	344
Three Months Ended June 30, 2016 as Compared to June 30, 2015
Commercial Portfolio’s higher earnings are primarily due to a state tax charge recorded in the prior year related to the Disposal Group. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $26 million increase in electric revenues due to growth in the REC Solar business; and

•	a $9 million increase in electric revenues from new wind and solar generation placed in service.
Operating Expenses. The variance was driven primarily by:

•	a $24 million increase in operating expenses due to growth in the REC Solar business; and

•	a $9 million increase in operating expenses from new wind and solar generation placed in service.
Income Tax (Benefit) Expense. The variance was primarily due to a $41 million charge in the prior year related to changes in state tax apportionment factors on deferred taxes resulting from the sale of the Disposal Group in the second quarter of 2015.
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Commercial Portfolio’s higher earnings are primarily due to a state tax charge recorded in the prior year related to the Midwest generation business, operating expenses recorded in the prior year related to residual Midwest Generation operations that were shifted out of Commercial Portfolio and new wind and solar generation placed in service. The following is a detailed discussion of the variance drivers by line item.

PART I

Operating Revenues. The variance was driven primarily by:

•	a $56 million increase in electric revenues due to acquisition and growth of REC Solar; and

•	a $31 million increase in electric revenues from new wind and solar generation placed in service and improved wind production.
Operating Expenses. The variance was driven primarily by:

•	a $55 million increase in operating expenses due to acquisition and growth of REC Solar; and

•	a $24 million increase in operating expenses from new wind and solar generation placed in service.
Partially offset by:

•
a $28 million decrease due to the shift of the residual Midwest generation business out of Commercial Portfolio following the sale of the Disposal Group. See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments” for additional information.

Income Tax (Benefit) Expense. The variance was primarily due to a $41 million charge in the prior year related to changes in state tax apportionment factors on deferred taxes resulting from the sale of the Disposal Group in the second quarter of 2015.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Variance	2016	2015	Variance
Operating Revenues	$30	$34	$(4)	$59	$61	$(2)
Operating Expenses	96	63	33	188	113	75
Gains on Sales of Other Assets and Other, net	4	6	(2)	11	13	(2)
Operating Loss	(62)	(23)	(39)	(118)	(39)	(79)
Other Income and Expense, net	8	9	(1)	18	10	8
Interest Expense	191	97	94	396	194	202
Loss Before Income Taxes	(245)	(111)	(134)	(496)	(223)	(273)
Income Tax Benefit	(126)	(63)	(63)	(226)	(134)	(92)
Less: Income Attributable to Noncontrolling Interests	1	3	(2)	4	5	(1)
Net Expense	$(120)	$(51)	$(69)	$(274)	$(94)	$(180)
Three Months Ended June 30, 2016 as Compared to June 30, 2015
Other's higher net expense was driven by unrealized losses on forward-starting interest rate swaps related to the expected financing of the Piedmont acquisition, as well as severance accruals. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The increase was primarily due to an increase in severance accruals.
Interest Expense. The increase was primarily due to unrealized losses on forward-starting interest rate swaps related to the expected financing of the Piedmont acquisition. For additional information see Notes 2 and 9 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to an increase in pretax losses, partially offset by a decrease in the effective tax rate. The effective tax rates for the three months ended June 31, 2016 and 2015 were 51.4 percent and 56.8 percent, respectively. The decrease in the effective tax rate was primarily due to an increase in pretax losses, partially offset by favorable impacts of finalizing federal tax audits.
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Other's higher net expense was due to unrealized losses on forward-starting interest rate swaps related to the expected financing of the Piedmont acquisition, as well as severance accruals. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The increase was primarily due to severance accruals and higher charges in the current year due to the shift of the residual Midwest Generation business from the Commercial Portfolio segment to Other in the second quarter of 2015. See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments” for additional information.
Interest Expense. The increase was primarily due to unrealized losses on forward-starting interest rate swaps related to the expected financing of the Piedmont acquisition. For additional information see Notes 2 and 9 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to an increase in pretax losses, partially offset by a decrease in the effective tax rate. The effective tax rates for the six months ended June 30, 2016 and 2015 were 45.6 percent and 60.1 percent, respectively. The decrease in the effective tax rate was primarily due to an increase in pretax losses, partially offset by favorable impacts of finalizing federal tax audits.

PART I

Matters Impacting Future Other Results
Duke Energy Ohio’s retired Beckjord generating station (Beckjord), previously an asset of Commercial Portfolio, became an asset of Other after the sale of the Disposal Group. Beckjord, a nonregulated facility retired during 2014, is not subject to the U.S. Environmental Protection Agency (EPA) rule related to the disposal of Coal Combustion Residuals (CCR) from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash, the costs could have an adverse impact on Other's financial position, results of operations and cash flows.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Three Months Ended June 30, 2016 as Compared to June 30, 2015
Discontinued Operations, Net of Tax. The variance was primarily driven by a litigation reserve recorded in 2015, as discussed in Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Discontinued Operations, Net of Tax. The variance was primarily driven by the Disposal Group's operating results in 2015, partially offset by a litigation reserve recorded in 2015, as discussed in Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Six Months Ended June 30,
(in millions)	2016	2015	Variance
Operating Revenues	$3,415	$3,608	$(193)
Operating Expenses	2,470	2,610	(140)
Operating Income	945	998	(53)
Other Income and Expenses, net	82	83	(1)
Interest Expense	214	208	6
Income Before Income Taxes	813	873	(60)
Income Tax Expense	281	316	(35)
Net Income	$532	$557	$(25)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2016
Residential sales	(6.9)%
General service sales	(1.5)%
Industrial sales	(0.6)%
Wholesale power sales	2.7%
Joint dispatch sales	(59.7)%
Total sales	(3.2)%
Average number of customers	1.4%
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $215 million decrease in fuel revenues driven by lower fuel prices included in electric retail and wholesale rates and overall lower volumes; and

•	a $59 million decrease in electric sales, net of fuel revenues, to retail customers due to less favorable weather compared to the prior year.
Partially offset by:

•
a $65 million increase in retail pricing and rate riders, which primarily reflects increased revenues related to energy efficiency programs and the expiration of the North Carolina cost of removal decrement rider.

Operating Expenses. The variance was driven primarily by:

•	a $195 million decrease in fuel used in electric generation and purchased power primarily related to lower natural gas and coal prices, and decreased generation due to lower sales volumes.

PART I

Partially offset by:

•	a $30 million increase in operating and maintenance expense primarily due to higher storm restoration costs and severance expenses related to cost savings initiatives; and

•	a $24 million increase in depreciation and amortization expense primarily due to higher amount of property, plant and equipment in service.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and a reduction in the effective tax rate. The effective tax rates for the six months ended June 30, 2016 and 2015 were 34.6 percent and 36.2 percent, respectively. The decrease in the effective tax rate was primarily due to a favorable state resolution related to prior-year tax returns and favorable impacts of finalizing tax audits.
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the North Carolina governor on July 14, 2016. Duke Energy Carolinas' estimated asset retirement obligations related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans are developed and approved for each site and the closure work progresses, and the closure method scope is determined, the complexity of work and the amount of coal combustion material could be different than estimated and, therefore, could materially impact Duke Energy Carolinas' financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Carolinas' financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Six Months Ended June 30,
(in millions)	2016	2015	Variance
Operating Revenues	$4,680	$5,012	$(332)
Operating Expenses	3,657	3,973	(316)
Gains on Sales of Other Assets and Other, net	12	14	(2)
Operating Income	1,035	1,053	(18)
Other Income and Expenses, net	48	46	2
Interest Expense	320	334	(14)
Income From Continuing Operations Before Taxes	763	765	(2)
Income Tax Expense From Continuing Operations	277	284	(7)
Income From Continuing Operations	486	481	5
Loss From Discontinued Operations, net of tax	—	(1)	1
Net Income	486	480	6
Less: Net Income Attributable to Noncontrolling Interest	5	5	—
Net Income Attributable to Parent	$481	$475	$6
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Operating Revenues. The variance was driven primarily by:

•
a $336 million decrease in fuel and capacity revenues from retail customers primarily due to lower natural gas prices, changes in generation mix, and decreased demand from retail customers; partially offset by increased capacity rates to retail customers at Duke Energy Florida; and

•	a $67 million decrease in retail sales, net of fuel revenue, to retail customers due to less favorable weather compared to the prior year.
Partially offset by:

•
a $46 million increase in rate riders, including increased revenues related to energy efficiency programs and the additional ownership interest in certain generating assets acquired from NCEMPA in the third quarter of 2015, partially offset by lower nuclear cost recovery clause rider revenues due to suspending recovery for the Levy nuclear project; and

•	a $32 million increase in wholesale power revenues primarily due to a new NCEMPA contract effective August 1, 2015, partially offset by lower peak demand at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:

•	a $323 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel prices, decreased demand from retail customers and changes in generation mix; and

•
a $16 million decrease in operations and maintenance expense primarily due to lower outage costs and cost savings initiatives, partially offset by higher storm costs, an increase in costs recoverable through the energy conservation cost recovery clause and an increase in employee benefit costs.

Partially offset by:

•
a $16 million increase in depreciation and amortization expense primarily due to additional plant in service, including the additional ownership interest in generating assets acquired from NCEMPA, partially offset reductions in the amounts recorded through the nuclear cost recovery clause at Duke Energy Florida.

Interest Expense. The variance was driven by accelerated Crystal River Unit 3 regulatory asset cost recovery in 2015, which resulted in a lower debt return in 2015, as well as lower outstanding debt.
Income Tax Expense. The effective tax rates for the six months ended June 30, 2016 and 2015 were 36.3 percent and 37.1 percent, respectively.

PART I

Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the North Carolina governor on July 14, 2016. Progress Energy's estimated asset retirement obligations related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans are developed and approved for each site and the closure work progresses, and the closure method scope is determined, the complexity of work and the amount of coal combustion material could be different than estimated and, therefore, could materially impact Progress Energy's financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Progress Energy is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Six Months Ended June 30,
(in millions)	2016	2015	Variance
Operating Revenues	$2,520	$2,642	$(122)
Operating Expenses	2,008	2,143	(135)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	513	500	13
Other Income and Expenses, net	29	35	(6)
Interest Expense	127	116	11
Income Before Income Taxes	415	419	(4)
Income Tax Expense	147	151	(4)
Net Income and Comprehensive Income	$268	$268	$—
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) Increase over prior period	2016
Residential sales	(8.9)%
General service sales	(1.3)%
Industrial sales	(0.3)%
Wholesale power sales	23.4%
Joint dispatch sales	59.9%
Total sales	7.1%
Average number of customers	1.3%
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $151 million decrease in fuel revenues driven by lower natural gas prices, changes in generation mix and decreased demand from retail customers; and

•	a $50 million decrease in electric sales, net of fuel revenue, to retail customers due to less favorable weather compared to the prior year.
Partially offset by:

•	a $68 million increase in rate rider revenues due to the purchase of NCEMPA’s ownership interest in certain generating assets and energy efficiency programs; and

•	a $32 million increase in wholesale power revenues primarily due to a new NCEMPA contract effective August 1, 2015, partially offset by lower peak demand.
Operating Expenses. The variance was driven primarily by:

•	a $152 million decrease in fuel used in electric generation and purchased power primarily due to decreased demand from retail customers, lower natural gas prices, and changes in generation mix; and

•
a $30 million decrease in operations and maintenance expense mostly due to lower nuclear outage costs, net of nuclear levelization impacts, driven by fewer outages in 2016, partially offset by higher storm costs.

Partially offset by:

•
a $35 million increase in depreciation and amortization expenses primarily due to additional plant in service, including the additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015; and

•	a $12 million increase in property and other taxes due to a 2015 North Carolina Franchise Tax refund and increases in current year property taxes in North Carolina and South Carolina.
Interest Expense. The variance was primarily driven by interest related to new debt issuances in 2015.
Income Tax Expense. The effective tax rates for the six months ended June 30, 2016 and 2015 were 35.4 percent and 36.0 percent, respectively.

PART I

Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the North Carolina governor on July 14, 2016. Duke Energy Progress' estimated asset retirement obligations related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans are developed and approved for each site and the closure work progresses, and the closure method scope is determined, the complexity of work and the amount of coal combustion material could be different than estimated and, therefore, could materially impact Duke Energy Progress' financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Six Months Ended June 30,
(in millions)	2016	2015	Variance
Operating Revenues	$2,157	$2,367	$(210)
Operating Expenses	1,644	1,825	(181)
Operating Income	513	542	(29)
Other Income and Expenses, net	19	10	9
Interest Expense	81	99	(18)
Income Before Income Taxes	451	453	(2)
Income Tax Expense	170	175	(5)
Net Income	$281	$278	$3
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Wholesale power sales include both billed and unbilled sales. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (decrease) over prior period	2016
Residential sales	—%
General service sales	(0.4)%
Industrial sales	(1.1)%
Wholesale and other	1.7%
Total sales	(0.9)%
Average number of customers	1.6%
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $185 million decrease in fuel and capacity revenues primarily due to decreased fuel prices to retail customers, partially offset by increased capacity rates to retail customers;

•
a $22 million decrease in rider revenues primarily due to a decrease in nuclear cost recovery clause revenues as a result of suspending Levy recovery in 2015, partially offset by an increase in energy conservation cost recovery clause and environmental cost recovery clause revenues due to higher recovery rates in 2016; and

•	a $17 million decrease in revenues primarily due to less favorable weather compared to the prior year.
Partially offset by:

•
a $17 million increase in other revenue primarily due to a transmission customer settlement charge taken in the prior year and an increase in nonregulated customer products and services in the current year.

Operating Expenses. The variance was driven primarily by:

•	a $170 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel prices and lower usage; and

•
a $20 million decrease in depreciation and amortization expense primarily due to reductions in the amounts recorded through the nuclear cost recovery clause, partially offset by increased depreciation due to additional plant in service.

Partially offset by:

•
a $14 million increase in operations and maintenance expense primarily due to an increase in costs recoverable through the energy conservation cost recovery clause, an increase in expenses associated with fleet outages and an increase in employee benefit costs; partially offset by a decrease in expenses due to routine fleet maintenance work.

Interest Expense. The variance was driven by accelerated Crystal River Unit 3 regulatory asset cost recovery in 2015, which resulted in a lower debt return in 2015, as well as lower outstanding debt.
Income Tax Expense. The effective tax rates for the six months ended June 30, 2016 and 2015 were 37.7 percent and 38.6 percent, respectively.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Six Months Ended June 30,
(in millions)	2016	2015	Variance
Operating Revenues	$944	$991	$(47)
Operating Expenses	794	845	(51)
Gains on Sales of Other Assets and Other, net	1	8	(7)
Operating Income	151	154	(3)
Other Income and Expenses, net	3	(2)	5
Interest Expense	41	38	3
Income from Continuing Operations Before Income Taxes	113	114	(1)
Income Tax Expense from Continuing Operations	33	42	(9)
Income from Continuing Operations	80	72	8
Income from Discontinued Operations, net of tax	2	25	(23)
Net Income	$82	$97	$(15)
The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2016
Residential sales	(9.5)%
General service sales	(2.2)%
Industrial sales	(0.9)%
Wholesale power sales	(76.9)%
Total sales	(8.4)%
Average number of customers	0.7%
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $45 million decrease in fuel revenues driven by lower electric fuel and natural gas prices and decreased sales volumes; and

•	a $15 million decrease due to less favorable weather compared to the prior year.
Partially offset by:

•	a $23 million increase in the energy efficiency rider due to a prior year unfavorable regulatory order limiting the ability to utilize energy efficiency banked savings.
Operating Expenses. The variance was driven by a $51 million decrease in cost of natural gas, primarily due to decreased sales volumes and lower natural gas prices.
Income Tax Expense. The variance was primarily due to a decrease in the effective tax rate. The effective tax rates for the six months ended June 30, 2016 and 2015 were 29.2 percent and 36.8 percent, respectively. The decrease in the effective tax rate was primarily due to a favorable prior-period adjustment for depreciation and other property, plant and equipment.
Discontinued Operations, Net of Tax. The variance was primarily driven by the Disposal Group's operating results in 2015.
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.
Beckjord, a facility retired during 2014, is not subject to the EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash at the facility, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Six Months Ended June 30,
(in millions)	2016	2015	Variance
Operating Revenues	$1,416	$1,474	$(58)
Operating Expenses	1,066	1,119	(53)
Gains of Sales of Other Assets and Other, net	—	1	(1)
Operating Income	350	356	(6)
Other Income and Expenses, net	10	9	1
Interest Expense	91	88	3
Income Before Income Taxes	269	277	(8)
Income Tax Expense	89	101	(12)
Net Income	$180	$176	$4
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2016
Residential sales	(8.7)%
General service sales	(2.9)%
Industrial sales	0.9%
Wholesale power sales	64.3%
Total sales	6.8%
Average number of customers	1.0%
Six Months Ended June 30, 2016 as Compared to June 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $67 million decrease in fuel revenues, including emission allowances, primarily due to a decrease in fuel prices and lower sales volumes; and

•	a $15 million decrease in electric sales, net of fuel revenue, to retail customers due to less favorable weather compared to the prior year.
Partially offset by:

•	a $20 million increase in retail pricing and rate rider revenues due to increased revenues related to clean coal equipment.
Operating Expenses. The variance was driven primarily by:

•	an $81 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel prices; and

•	a $10 million decrease in operations and maintenance expense due to a decrease in outage work at generation plants.
Partially offset by:

•	a $27 million increase in property and other taxes, primarily driven by higher sales and use tax due to the partial reversal in 2015 of a tax reserve upon settlement of the matter; and

•	an $11 million increase in depreciation and amortization expenses primarily due to a higher amount of property, plant and equipment in service.
Income Tax Expense. The variance was primarily due to a decrease in the effective tax rate. The effective tax rates for the six months ended June 30, 2016 and 2015 were 33.1 percent and 36.5 percent, respectively. The decrease in the effective tax rate was primarily due to a favorable prior-period adjustment for depreciation and other property, plant and equipment.
Matters Impacting Future Results
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater asset retirement obligations. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows.

PART I

Duke Energy Indiana entered into a revised settlement agreement with multiple parties that will resolve all disputes, claims and issues from the IURC proceedings related to post-commercial operating performance and recovery of ongoing operating and capital costs at the Edwardsport IGCC generating facility. The agreement is subject to IURC approval. Pursuant to the terms of this agreement, Duke Energy Indiana recognized an impairment and related charges of $93 million for the year ended December 31, 2015. The agreement stipulates that recovery of the remaining regulatory asset will be over an eight-year period and confirms an in-service date for accounting and ratemaking purposes of June 7, 2013. The agreement, if approved, will also impose a cost cap for recoverable operations and maintenance retail costs in the second half of 2016, and 2017, as well as a cost cap for ongoing capital expenditures through 2017. As part of the settlement, Duke Energy Indiana committed to either retire or cease burning coal at Gallagher Station by December 31, 2022. If the settlement agreement is not approved, outstanding issues before the IURC related to Edwardsport would resume and the resolution of such could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows. In addition, an inability to manage operating and capital costs in accordance with caps imposed pursuant to the agreement could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Indiana agreed as part of the grid infrastructure improvement plan to defer depreciation and other post-in-service carrying costs related to a planned automated metering infrastructure (AMI) project until the next retail base rate case. Duke Energy Indiana also agreed to withdraw its request for the creation of a regulatory asset for the remaining book value of existing meters that would be replaced as part of the AMI project. If Duke Energy Indiana proceeds with the AMI project, an impairment charge could be incurred for some or all of the remaining book value of the existing meters. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its domestic liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. See Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, for a summary and detailed discussion of primary sources and uses of cash for 2016 to 2018.
On October 24, 2015, Duke Energy entered into a Merger Agreement with Piedmont, a North Carolina corporation. Under the terms of the Merger Agreement, Duke Energy will acquire Piedmont for $4.9 billion in cash. In addition, Duke Energy will assume Piedmont's existing debt, which was approximately $2.0 billion at April 30, 2016, the end of Piedmont's most recent filed fiscal quarter. Duke Energy expects to finance the transaction with a combination of debt, equity issuances and other cash sources. As of June 30, 2016, Duke Energy had entered into $1.4 billion of forward-starting interest rate swaps to manage interest rate exposure for the expected financing of the Piedmont acquisition. For additional information on the Piedmont acquisition, refer to Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions."
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into the Equity Forwards with Barclays. Duke Energy expects to settle the Equity Forwards on or around the closing date of the Piedmont acquisition. The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of Piedmont. For additional information regarding the Equity Forwards, see Note 13 to the Condensed Consolidated Financial Statements, "Common Stock."
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
Duke Energy and the Subsidiary Registrants, excluding Progress Energy (Parent), may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. From time to time, Duke Energy’s current liabilities may at times exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.
CREDIT FACILITIES AND REGISTRATION STATEMENTS
Master Credit Facility Summary
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	June 30, 2016
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(a)	$7,500	$3,475	$800	$1,000	$1,200	$425	$600
Reduction to backstop issuances
Commercial paper(b)	(1,673)	(992)	(300)	(159)	(47)	(25)	(150)
Outstanding letters of credit	(77)	(70)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,134	$2,413	$211	$589	$1,152	$400	$369

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

Piedmont Bridge Facility
In connection with the Merger Agreement with Piedmont, Duke Energy entered into a $4.9 billion Bridge Facility with Barclays. The Bridge Facility, if drawn upon, may be used (i) to fund the cash consideration for the transaction and (ii) to pay certain fees and expenses in connection with the transaction. In November 2015, Barclays syndicated its commitment under the Bridge Facility to a broader group of lenders. Duke Energy does not expect to draw upon the Bridge Facility. The amount of the Bridge Facility is reduced by any financings related to the Piedmont acquisition entered into by Duke Energy, and has accordingly been reduced to approximately $3.2 billion as a result of the Equity Forwards described above and $1 billion of commitments under a term loan amended and restated as of August 1, 2016, described below.

PART I

Term Loan Facility
On February 22, 2016, Duke Energy entered into a six-month term loan facility with commitments totaling $1.0 billion (the February 2016 Term Loan). As of June 30, 2016, $100 million was outstanding under the February 2016 Term Loan. On August 1, 2016, Duke Energy and each of the lenders under the February 2016 Term Loan amended and restated certain terms of this facility, resulting in aggregate commitments of $1.5 billion and extending the maturity date to July 31, 2017.
As of August 1, 2016, $100 million has been drawn under the amended and restated term loan (the August 2016 Term Loan). The remaining $1.4 billion of commitments under the August 2016 Term Loan can be drawn in up to two separate borrowings, which must occur no later than 90 calendar days following August 1, 2016. Any borrowings under the August 2016 Term Loan will be used to manage short-term liquidity, including funding a portion of the Piedmont acquisition, and for general corporate purposes. The terms and conditions of the August 2016 Term Loan are generally consistent with those governing Duke Energy’s Master Credit Facility.
Solar Facilities Financing
In August 2016, Emerald State Solar, LLC, an indirect wholly owned subsidiary of Duke Energy, entered into a portfolio financing of approximately 22 North Carolina Solar facilities. The $333 million term loan facility consists of Tranche A of $228 million due in June 2034 secured by substantially all the assets of the solar facilities and Tranche B of $105 million due in June 2020 secured by an Equity Contribution Agreement with Duke Energy. The initial interest rate on the loans is six months LIBOR plus an applicable margin. The initial applicable margin is 1.75 percent with 0.125 percent increases every three years thereafter. In connection with this debt issuance, Emerald State Solar, LLC entered into two interest rate swaps to convert the substantial majority of the loan interest payments from variable rates to fixed rates of approximately 1.81 percent for Tranche A and 1.38 percent for Tranche B, plus the applicable margin.
Shelf Registration
In September 2013, Duke Energy filed a Form S-3 with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy. Duke Energy will file a new Form S-3 to be effective prior to the expiration of the current registration statement in September 2016.
DEBT MATURITIES
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2016
Unsecured Debt
Duke Energy (Parent)	November 2016	2.150%	$500
Duke Energy (Parent)	April 2017	1.009%	400
Duke Energy	May 2017	15.530%	56
Secured Debt
Duke Energy	June 2017	2.075%	45
First Mortgage Bonds
Duke Energy Indiana	July 2016	0.979%	150
Duke Energy Carolinas	December 2016	1.750%	350
Duke Energy Progress	March 2017	0.880%	250
Tax-exempt Bonds
Duke Energy Carolinas	February 2017	3.600%	77
Duke Energy Ohio(a)	August 2027	1.280%	50
Duke Energy Indiana(b)	May 2035	1.092%	44
Other(c)			420
Current maturities of long-term debt			$2,342

(a)	Represents Duke Energy Kentucky, Inc.'s bonds with a mandatory put in December 2016.

(b)	The bonds have a mandatory put in December 2016.

(c)	Includes capital lease obligations, amortizing debt and small bullet maturities.

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
Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2015, for additional information).

PART I

At June 30, 2016, Duke Energy had cash and cash equivalents of $676 million, of which $454 million is held by entities domiciled in foreign jurisdictions. In December 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable to repatriate approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. As of June 30, 2016, approximately $1.6 billion has been remitted.
Proceeds received from the notes described above or resulting from a sale of International Energy would be used by Duke Energy to reduce debt and fund the operations and growth of domestic businesses. For further information on the potential sale of International Energy, refer to Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions."
As of December 31, 2015, Duke Energy’s intention was to indefinitely reinvest foreign earnings of International Energy earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the investment in NMC. Accordingly, Duke Energy no longer intends to indefinitely reinvest the undistributed earnings of International Energy. As of June 30, 2016, Duke Energy recorded U.S. income taxes of approximately $16 million related to such earnings and will prospectively provide U.S. income taxes on future foreign earnings.
This change in Duke Energy's intent, combined with the extension of bonus depreciation by Congress in late 2015, allows Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historic unremitted foreign earnings by approximately $95 million.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2016, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
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
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The Duke Energy Registrants' credit ratings and outlooks from Fitch, Moody's and S&P have not changed since February 2016.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2016	2015
Cash flows provided by (used in):
Operating activities	$3,206	$2,879
Investing activities	(3,608)	(294)
Financing activities	221	(3,661)
Net decrease in cash and cash equivalents	(181)	(1,076)
Cash and cash equivalents at beginning of period	857	2,036
Cash and cash equivalents at end of period	$676	$960
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2016	2015
Net income	$1,211	$1,414
Non-cash adjustments to net income	2,231	2,409
Contributions to qualified pension plans	—	(132)
Payments for asset retirement obligations	(263)	(125)
Working capital	27	(687)
Net cash provided by operating activities	$3,206	$2,879

PART I

The variance was driven primarily due to:

•
a $714 million increase in working capital primarily due to unrealized losses on forward-starting interest rate swaps related to the expected financing of the Piedmont acquisition, higher property tax accruals due to timing of payments, and lower coal stock inventory due to management of high inventory levels and timing of shipments partially due to higher utilization as a result of warmer than normal weather;

Partially offset by:

•
a $381 million decrease in net income after non-cash adjustments, primarily due to the absence of earnings from the Disposal Group sold in April 2015 and less favorable weather in 2016 compared to prior year, partially offset by increased retail pricing and riders.

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2016	2015
Capital, investment and acquisition expenditures	$(3,529)	$(3,189)
Available for sale securities, net	26	13
Proceeds from sales of the Disposal Group	—	2,792
Other investing items	(105)	90
Net cash used in investing activities	$(3,608)	$(294)
The variance was primarily due to:

•	a $2,832 million decrease in proceeds mainly due to prior year sale of the Disposal Group to Dynegy; and

•	a $340 million increase in capital, investment and acquisition expenditures primarily due to growth in regulated generation investments, natural gas infrastructure and renewable energy projects.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2016	2015
Issuance of common stock related to employee benefit plans	$7	$16
Issuances (Redemptions) of long-term debt, net	2,719	(672)
Notes payable and commercial paper	(1,341)	(365)
Dividends paid	(1,140)	(1,115)
Repurchase of common shares	—	(1,500)
Other financing items	(24)	(25)
Net cash provided by (used in) financing activities	$221	$(3,661)
The variance was due primarily to:

•
a $3,391 million increase in proceeds from net issuances of long-term debt, driven by the issuance of $1,294 million of senior secured bonds used to finance the recovery of certain retired nuclear generation assets and other issuances primarily used to fund capital expenditures, repay debt maturities and pay down outstanding commercial paper; and

•	a $1,500 million decrease in cash outflows due to the prior year repurchase of 19.8 million common shares under the accelerated stock repurchase program.
Partially offset by:

•
a $976 million increase in net payments of notes payable and commercial paper, primarily due to repayment of commercial paper. These cash outflows were primarily made with proceeds from long-term debt issuances.

Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Six Months Ended
			June 30, 2016
				Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Florida	Ohio	Indiana
Unsecured
April 2016(a)	April 2023	2.875%	$350	$350	$—	$—	$—	$—
First Mortgage Bonds
March 2016(b)	March 2023	2.500%	500	—	500	—	—	—
March 2016(b)	March 2046	3.875%	500	—	500	—	—	—
May 2016(c)	May 2046	3.750%	500	—	—	—	—	500
June 2016(b)	June 2046	3.700%	250	—	—	—	250	—
Secured Debt
June 2016(d)	March 2020	1.196%	183	—	—	183	—	—
June 2016(d)	September 2022	1.731%	150	—	—	150	—	—
June 2016(d)	September 2029	2.538%	436	—	—	436	—	—
June 2016(d)	March 2033	2.858%	250	—	—	250	—	—
June 2016(d)	September 2036	3.112%	275	—	—	275	—	—
Total issuances			$3,394	$350	$1,000	$1,294	$250	$500

(a)	Proceeds were used to pay down outstanding commercial paper and for general corporate purposes.

(b)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

(c)	Proceeds were used to repay $325 million of unsecured debt due June 2016, $150 million of first mortgage bonds due July 2016 and for general corporate purposes.

(d)
Proceeds from the nuclear asset recovery bonds issued by Duke Energy Florida Project Finance, LLC (DEFPF), a bankruptcy remote subsidiary of Duke Energy Florida, were used to acquire nuclear asset-recovery property from its parent, Duke Energy Florida. The nuclear asset-recovery bonds are payable only from and secured by the nuclear asset-recovery property. DEFPF is consolidated for financial reporting purposes; however, the nuclear asset-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, Duke Energy Florida or any of its affiliates other than DEFPF. The assets of DEFPF, including the nuclear asset-recovery property, are not available to pay creditors of Duke Energy Florida or any of its affiliates. Duke Energy Florida used the proceeds from the sale to repay short-term borrowings under the intercompany money pool borrowing arrangement and make an equity distribution of $649 million to the ultimate parent, Duke Energy (Parent), which repaid short-term borrowings. The nuclear asset-recovery bonds are sequential pay amortizing bonds. The maturity date above represents the scheduled final maturity date for the bonds. See Notes 4 and 12 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Variable Interest Entities," respectively, for additional information.

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
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which became effective in October 2015, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Various industry and environmental parties have appealed the EPA's CCR rule in the D.C. Circuit Court of Appeals. On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. Duke Energy does not expect a material impact from the settlement or that it will result in additional asset retirement obligation adjustments.

PART I

In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. As a result of the EPA rule, the Subsidiary Registrants recorded asset retirement obligation amounts during 2015. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 9, "Asset Retirement Obligations," in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Beckjord, a facility retired during 2014, is not subject to the recently enacted EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash at the facility, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. Costs incurred by Ohio Valley Electric Corporation (OVEC) related to environmental regulations could also have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows.
Coal Ash Management Act of 2014
On September 20, 2014, the Coal Ash Act became law and was amended on June 24, 2015, by the North Carolina Mountain Energy Act. The Coal Ash Act, as amended, established requirements regarding the use and closure of existing ash impoundments, the disposal of ash at active coal plants and the handling of surface and groundwater impacts from ash basins in North Carolina. The Coal Ash Act, as amended, deemed eight ash impoundments at four facilities to be high priority and requires closure no later than August 1, 2019, with a potential extension for closure of the Asheville impoundment until 2022. The Coal Ash Act required state regulators to provide risk ranking classifications for the remaining 25 ash impoundments at 10 North Carolina facilities.
In January 2016, NCDEQ published draft proposed risk classifications for sites not specifically delineated by the Coal Ash Act as high priority. These risk rankings were generally determined based on three primary criteria: structural integrity of the impoundments and impact to both surface and groundwater. NCDEQ categorized 12 basins at four sites as intermediate risk and four basins at three plants as low risk. Basins at high priority sites (Dan River, Riverbend, Asheville and Sutton) require closure through excavation including a combination of transferring the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of high priority basins is required to be completed no later than August 1, 2019, except for Asheville which is required to be completed no later than August 1, 2022. Intermediate risk basins require closure through excavation including a combination of converting the basin to a lined industrial landfill, transferring of the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of intermediate risk basins is required to be completed no later than December 31, 2024. Low risk basins require closure through either the combination of the installation and maintenance of a cap system and groundwater monitoring system designed to minimize infiltration and erosion or other closure options available to intermediate-risk basins. Closure of low risk basins is required to be completed no later than December 31, 2029. NCDEQ also categorized nine basins at six plants as “low-to-intermediate” risk, thereby not assigning a definitive risk ranking at that time. On May 18, 2016, the NCDEQ issued new proposed risk classifications, ranking all originally proposed low risk and "low-intermediate" risk sites as intermediate.
On July 14, 2016, the Governor of North Carolina signed legislation which amends the Coal Ash Act and requires Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The new legislation also ranks basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate basins is required to be completed no later than August 1, 2028. Additionally, the new legislation requires the installation and operation of three large-scale coal ash beneficiation projects which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects are required to be completed no later than December 31, 2029. Upon satisfactory completion of the dam improvement projects and installation of alternate drinking water sources by October 15, 2018, the legislation requires NCDEQ to reclassify intermediate risk sites, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk.
Per the Coal Ash Act, final proposed classifications were to be subject to Coal Ash Management Commission (Coal Ash Commission) approval. In March 2016, the Coal Ash Commission created by the Coal Ash Act was disbanded by the Governor of North Carolina based on a North Carolina Supreme Court ruling regarding the constitutionality of the body. The new legislation eliminates the Coal Ash Commission and transfers responsibility for ash basin closure oversight to the NCDEQ.
Estimated asset retirement obligations have been recognized based on the assigned risk categories based on a probability weighting of potential closure methods. Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded asset retirement obligations. Costs incurred have been deferred as regulatory assets and recovery will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations.
Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule was issued on February 16, 2012. The rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule required sources to comply with emission limits by April 16, 2015, or by April 16, 2016, with approved extension. Strategies to achieve compliance included installation of new air emission control equipment, development of monitoring processes, fuel switching and acceleration of retirement for some coal-fired electric-generation units. All of Duke Energy's coal-fired units are in compliance with the emission limits, work practices standards and other requirements of the MATS rule. For additional information, refer to Note 4 of the Condensed Consolidated Financial Statements, “Regulatory Matters,” regarding potential plant retirements.

PART I

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
Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. Affected facilities must comply between 2018 and 2023, depending on timing of new Clean Water Act (CWA) permits. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. The Duke Energy Registrants are well positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG for wastewater associated rule focused on the limits imposed on integrated gas combined-cycle facilities. All challenges to the rule have been consolidated in the Fifth Circuit Court of Appeals. It is unknown at this time when the courts will rule on the petitions.
Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following table provides five-year estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, MATS, CWA 316(b) and ELGs, through December 31, 2020. The table excludes ash basin closure costs recorded as Asset retirement obligations on the Condensed Consolidated Balance Sheets. For more information related to asset retirement obligations, see Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.

(in millions)	Estimated Cost
Duke Energy	$1,350
Duke Energy Carolinas	625
Progress Energy	350
Duke Energy Progress	300
Duke Energy Florida	50
Duke Energy Ohio	100
Duke Energy Indiana	275
The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance and other expenses, in addition to costs for replacement generation for potential coal-fired power plant retirements, as a result of these regulations. Actual compliance costs incurred may be materially different from these estimates due to reasons such as the timing and requirements of EPA regulations and the resolution of legal challenges to the rules. The Duke Energy Registrants intend to seek rate recovery of necessary and prudently incurred costs associated with regulated operations to comply with these regulations.
Cross-State Air Pollution Rule
On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual sulfur dioxide (SO2) budgets and annual and seasonal nitrogen oxide (NOx) budgets that were to take effect on January 1, 2012.
On August 21, 2012, the D.C. Circuit Court vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR), which required additional reductions in SO2 and NOX emissions beginning in 2015. On April 29, 2014, the Supreme Court reversed the D.C. Circuit Court’s decision, finding that with CSAPR the EPA reasonably interpreted the good neighbor provision of the CAA. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the Supreme Court’s opinion. On October 23, 2014, the D.C. Circuit Court lifted the CSAPR stay, which allowed Phase 1 of the rule to take effect on January 1, 2015, terminating the CAIR. Where the CSAPR requirements are constraining, actions to meet the requirements may include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR did not result in Duke Energy Registrants adding new emission controls.
On December 3, 2015, the EPA proposed a rule to lower the current CSAPR Phase 2 state ozone season NOX emission budgets for 23 Eastern states, including North Carolina, Ohio, Kentucky and Indiana. The EPA also proposed to eliminate the CSAPR Phase 2 ozone season state NOX budgets for Florida and South Carolina. The EPA proposed that these changes to state budgets take effect on May 1, 2017. The EPA has indicated that it plans to finalize a rule during the summer of 2016. The EPA's proposed changes would impose requirements to achieve emission reduction targets within short timelines and could result in an impact on the emission allowance trading market, increase costs for customers, and hamper the ability to demonstrate compliance. Duke Energy Registrants cannot predict the outcome of these proceedings.

PART I

Carbon Pollution Standards for New, Modified and Reconstructed Power Plants
On October 23, 2015, the EPA published a final rule in the Federal Register establishing carbon dioxide (CO2) emissions limits for new, modified and reconstructed power plants. The requirements for new plants do not apply to any facility that Duke Energy currently has in operation, but would apply to plants that commenced construction after January 8, 2014. The EPA set an emissions standard for coal units of 1,400 pounds which would require the application of partial carbon capture and storage (CCS) technology for a coal unit to be able to meet the limit. Utility-scale CCS is not currently a demonstrated and commercially available technology for coal-fired electric generating units, and therefore the final standard effectively prevents the development of new coal-fired generation. The EPA set a final standard of 1,000 pounds of CO2 per gross MWh for new natural gas combined-cycle units. Petitions challenging the rule have been filed by several groups. Briefing in the case was scheduled to conclude on October 21, 2016, but on June 24, 2016, the D.C. Circuit suspended the briefing schedule and set a deadline of August 4, 2016, for parties to submit motions to amend the briefing schedule. It is unknown at this time when briefing or oral argument will occur, or when the court will rule on the petitions. The Duke Energy Registrants do not expect the impacts of the final standards will be material to Duke Energy's financial position, results of operations or cash flows.
Clean Power Plan (CPP)
On October 23, 2015, the EPA published in the Federal Register the final CPP rule that regulates CO2 emissions from existing fossil fuel-fired electric generating units. The CPP establishes CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired electric generation units. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016. States that receive an extension must submit a final completed plan to the EPA by September 6, 2018. The EPA intends to review and approve or disapprove state plans within 12 months of receipt. The CPP does not directly impose regulatory requirements on the Duke Energy Registrants. State implementation plans will include the regulatory requirements that will apply to the Duke Energy Registrants. The EPA also published a proposed federal plan for public comment. A federal plan would be applied to states that fail to submit a plan to EPA or where a state plan is not approved by the EPA. Comments on the proposed federal plan were due by January 21, 2016.
Legal challenges to the final CPP have been filed by stakeholders. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied motions from petitioners to stay the CPP pending court review. On February 9, 2016, the Supreme Court granted a stay in the matter, halting implementation of the CPP until legal challenges are resolved. The states in which Duke Energy's regulated operations are located have suspended work on the CPP in response to the stay. Oral arguments before the full D.C. Circuit court are scheduled for September 27, 2016.
Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, which may result in the retirement of coal-fired generation plants earlier than the current end of useful lives. If the CPP is ultimately upheld by the courts and implementation goes forward, the Duke Energy Registrants could incur increased fuel, purchased power, operation and maintenance and other costs for replacement generation as a result of this rule. Due to the uncertainties related to the implementation of the CPP, the Duke Energy Registrants cannot predict the outcome of these matters.
Global Climate Change
For other information on global climate change and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Nuclear Matters
For other information on nuclear matters and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements, “Organization and Basis of Presentation,” for a discussion of the impact of new accounting standards.
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2016, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and six months ended June 30, 2016, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Subsequent Events
See Note 17 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and six months ended June 30, 2016, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, including regulatory and environmental matters, that became reportable events or in which there were material developments in the second quarter of 2016, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
MTBE Litigation
On June 29, 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against, among others, Duke Energy Merchants (DEM), alleging contamination of “waters of the state” by MTBE from leaking gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen level in gasoline and make it burn cleaner. The case was moved to federal court and consolidated in an existing multidistrict litigation docket of pending MTBE cases. DEM and NJDEP have reached an agreement in principle to settle the case for a payment by DEM of $1.7 million. On February 19, 2016, the court approved a Consent Decree executed by the parties which settles the case. Payment was made in February 2016. The case was dismissed by the court on April 29, 2016. DEM is also a defendant in a similar case filed by the Commonwealth of Pennsylvania on June 19, 2014. That case has been moved to the consolidated multidistrict proceeding. Discovery in this case continues.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the second quarter of 2016.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
4.1	Sixty-Eighth Supplemental Indenture, dated as of May 12, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 12, 2016, File No. 1-3543).							X
4.2	Forty-Fourth Supplemental Indenture, dated as of June 23, 2016 (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 23, 2016, File No. 1-1232).						X
*10.1
$1,500,000,000 Amended and Restated Term Loan Agreement among Duke Energy Corporation, as Borrower, the Lenders listed therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd.,
Santander Bank, N.A. and TD Bank, N.A., as Joint Lead Arrangers and Bookrunners, dated as of August 1, 2016.
X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X

PART II

*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document.	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X
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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY PROGRESS, LLC DUKE ENERGY FLORIDA, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, LLC

Date:	August 4, 2016	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2016	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr. Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

PROGRESS ENERGY, INC.

Date:	August 4, 2016	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2016	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr. Chief Accounting Officer and Controller (Principal Accounting Officer)