Form 10-Q
period 2016-09-30
Duke Energy CORP; Duke Energy Indiana, LLC; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, LLC.
filed 2016-11-04
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒
Number of shares of Common stock outstanding at September 30, 2016:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	688,941,372
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
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

◦
The extent and timing of costs and liabilities to comply with federal and state laws, regulations and legal requirements related to coal ash remediation, including amounts for required closure of certain ash impoundments, are uncertain and difficult to estimate;

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

◦	The ability to complete necessary or desirable pipeline expansion or infrastructure projects in our natural gas business;

◦	Operational interruptions to our gas distribution and transmission activities;

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

◦
Declines in the market prices of equity and fixed-income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans and nuclear decommissioning trust funds;

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

◦
The ability to successfully complete future merger, acquisition or divestiture plans, including the proposed sale of International Energy, excluding the equity investment in National Methanol Company; and

◦
The ability to successfully integrate the natural gas businesses since the acquisition of Piedmont Natural Gas Company, Inc. and realize anticipated benefits and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per-share amounts)	2016	2015	2016	2015
Operating Revenues
Regulated electric	$6,303	$6,017	$16,321	$16,564
Nonregulated electric and other	429	377	1,251	1,157
Regulated natural gas	89	89	355	416
Total operating revenues	6,821	6,483	17,927	18,137
Operating Expenses
Fuel used in electric generation and purchased power – regulated	2,016	2,113	5,102	5,775
Fuel used in electric generation and purchased power – nonregulated	75	61	215	283
Cost of natural gas	17	21	98	158
Operation, maintenance and other	1,547	1,426	4,467	4,274
Depreciation and amortization	837	774	2,464	2,341
Property and other taxes	303	293	893	836
Impairment charges	10	111	208	111
Total operating expenses	4,805	4,799	13,447	13,778
Gains on Sales of Other Assets and Other, net	6	4	20	31
Operating Income	2,022	1,688	4,500	4,390
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	(60)	17	(37)	53
Other income and expenses, net	99	57	270	203
Total other income and expenses	39	74	233	256
Interest Expense	482	402	1,493	1,208
Income From Continuing Operations Before Income Taxes	1,579	1,360	3,240	3,438
Income Tax Expense from Continuing Operations	520	420	972	1,118
Income From Continuing Operations	1,059	940	2,268	2,320
Income (Loss) From Discontinued Operations, net of tax	122	(5)	124	29
Net Income	1,181	935	2,392	2,349
Less: Net Income Attributable to Noncontrolling Interests	5	3	13	10
Net Income Attributable to Duke Energy Corporation	$1,176	$932	$2,379	$2,339

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.52	$1.36	$3.27	$3.31
Diluted	$1.52	$1.36	$3.26	$3.31
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$0.18	$(0.01)	$0.18	$0.05
Diluted	$0.18	$(0.01)	$0.18	$0.05
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.70	$1.35	$3.45	$3.36
Diluted	$1.70	$1.35	$3.44	$3.36
Weighted average shares outstanding
Basic	689	688	689	696
Diluted	691	688	690	696

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net Income	$1,181	$935	$2,392	$2,349
Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	(12)	(122)	95	(238)
Pension and OPEB adjustments	—	(3)	2	(1)
Net unrealized gains (losses) on cash flow hedges	6	(9)	(19)	(7)
Reclassification into earnings from cash flow hedges	1	1	3	6
Unrealized (losses) gains on available-for-sale securities	—	(2)	7	(5)
Other Comprehensive (Loss) Income, net of tax	(5)	(135)	88	(245)
Comprehensive Income	1,176	800	2,480	2,104
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4	(2)	16	—
Comprehensive Income Attributable to Duke Energy Corporation	$1,172	$802	$2,464	$2,104

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$6,179	$857
Receivables (net of allowance for doubtful accounts of $25 at 2016 and $18 at 2015)	583	703
Receivables of VIEs (net of allowance for doubtful accounts of $54 at 2016 and $53 at 2015)	2,139	1,748
Inventory	3,351	3,810
Regulatory assets (includes $51 related to VIEs at 2016)	853	877
Other	429	327
Total current assets	13,534	8,322
Investments and Other Assets
Investments in equity method unconsolidated affiliates	604	499
Nuclear decommissioning trust funds	6,112	5,825
Goodwill	16,354	16,343
Other	2,948	3,042
Total investments and other assets	26,018	25,709
Property, Plant and Equipment
Cost	116,376	112,826
Accumulated depreciation and amortization	(38,812)	(37,665)
Generation facilities to be retired, net	652	548
Net property, plant and equipment	78,216	75,709
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,156 related to VIEs at 2016)	11,896	11,373
Other	22	43
Total regulatory assets and deferred debits	11,918	11,416
Total Assets	$129,686	$121,156
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,138	$2,400
Notes payable and commercial paper	3,011	3,633
Taxes accrued	636	348
Interest accrued	504	430
Current maturities of long-term debt (includes $258 at 2016 and $125 at 2015 related to VIEs)	3,201	2,074
Asset retirement obligations	539	—
Regulatory liabilities	319	400
Other	1,728	2,115
Total current liabilities	12,076	11,400
Long-Term Debt (includes $3,641 at 2016 and $2,197 at 2015 related to VIEs)	43,964	37,495
Deferred Credits and Other Liabilities
Deferred income taxes	13,201	12,705
Investment tax credits	486	472
Accrued pension and other post-retirement benefit costs	1,030	1,088
Asset retirement obligations	10,291	10,264
Regulatory liabilities	6,241	6,255
Other	1,851	1,706
Total deferred credits and other liabilities	33,100	32,490
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 689 million and 688 million shares outstanding at 2016 and 2015, respectively	1	1
Additional paid-in capital	37,997	37,968
Retained earnings	3,212	2,564
Accumulated other comprehensive loss	(721)	(806)
Total Duke Energy Corporation stockholders' equity	40,489	39,727
Noncontrolling interests	57	44
Total equity	40,546	39,771
Total Liabilities and Equity	$129,686	$121,156

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,392	$2,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,847	2,680
Equity component of AFUDC	(140)	(123)
Gains on sales of other assets	(27)	(44)
Impairment charges	279	145
Deferred income taxes	648	1,104
Equity in earnings of unconsolidated affiliates	(34)	(53)
Accrued pension and other post-retirement benefit costs	12	53
Contributions to qualified pension plans	—	(143)
Payments for asset retirement obligations	(443)	(208)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	36	(23)
Receivables	(295)	67
Inventory	455	(13)
Other current assets	(163)	(119)
Increase (decrease) in
Accounts payable	(207)	(182)
Taxes accrued	417	41
Other current liabilities	(157)	79
Other assets	(64)	(143)
Other liabilities	36	(71)
Net cash provided by operating activities	5,592	5,396
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,242)	(4,642)
Investment expenditures	(198)	(209)
Acquisitions	(10)	(1,317)
Purchases of available-for-sale securities	(4,048)	(3,017)
Proceeds from sales and maturities of available-for-sale securities	4,107	3,037
Net proceeds from the sale of the Midwest Generation Disposal Group	—	2,792
Net proceeds from the sales of equity investments and other assets	6	124
Change in restricted cash	(34)	(49)
Other	(136)	(10)
Net cash used in investing activities	(5,555)	(3,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	8,647	1,780
Issuance of common stock related to employee benefit plans	7	16
Payments for the redemption of long-term debt	(988)	(1,264)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	1,424	287
Payments for the redemption of short-term debt with original maturities greater than 90 days	(492)	(931)
Notes payable and commercial paper	(1,579)	531
Distributions to noncontrolling interests	(3)	(7)
Dividends paid	(1,731)	(1,685)
Repurchase of common shares	—	(1,500)
Other	—	2
Net cash provided by (used in) financing activities	5,285	(2,771)
Net increase (decrease) in cash and cash equivalents	5,322	(666)
Cash and cash equivalents at beginning of period	857	2,036
Cash and cash equivalents at end of period	$6,179	$1,370
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$631	$610

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	(Losses) Gains		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2014	707	$1	$39,405	$2,012	$(439)	$(59)	$3	$(48)	$40,875	$24	$40,899
Net income	—	—	—	2,339	—	—	—	—	2,339	10	2,349
Other comprehensive loss	—	—	—	—	(228)	(1)	(5)	(1)	(235)	(10)	(245)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	48	—	—	—	—	—	48	—	48
Stock repurchase	(20)	—	(1,500)	—	—	—	—	—	(1,500)	—	(1,500)
Common stock dividends	—	—	—	(1,685)	—	—	—	—	(1,685)	—	(1,685)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other(a)	—	—	—	(10)	—	—	—	—	(10)	19	9
Balance at September 30, 2015	688	$1	$37,953	$2,656	$(667)	$(60)	$(2)	$(49)	$39,832	$36	$39,868

Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	2,379	—	—	—	—	2,379	13	2,392
Other comprehensive income (loss)	—	—	—	—	92	(16)	7	2	85	3	88
Common stock issuances, including dividend reinvestment and employee benefits	1	—	29	—	—	—	—	—	29	—	29
Common stock dividends	—	—	—	(1,731)	—	—	—	—	(1,731)	—	(1,731)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2016	689	$1	$37,997	$3,212	$(600)	$(66)	$4	$(59)	$40,489	$57	$40,546

(a)	The $19 million change in Noncontrolling Interests for the nine months ended September 30, 2015, is primarily related to an acquisition of majority interest in a solar company.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$2,226	$2,061	$5,641	$5,669
Operating Expenses
Fuel used in electric generation and purchased power	581	548	1,391	1,553
Operation, maintenance and other	493	511	1,481	1,469
Depreciation and amortization	268	269	802	779
Property and other taxes	68	67	206	204
Total operating expenses	1,410	1,395	3,880	4,005
Losses on Sales of Other Assets and Other, net	(1)	—	(1)	—
Operating Income	815	666	1,760	1,664
Other Income and Expenses, net	39	42	121	125
Interest Expense	102	105	316	313
Income Before Income Taxes	752	603	1,565	1,476
Income Tax Expense	258	220	539	536
Net Income	$494	$383	$1,026	$940
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	1	1	1
Unrealized gains on available-for-sale securities	—	1	—	1
Other Comprehensive Income, net of tax	—	2	1	2
Comprehensive Income	$494	$385	$1,027	$942

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$82	$13
Receivables (net of allowance for doubtful accounts of $2 at 2016 and $3 at 2015)	129	142
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2016 and 2015)	780	596
Receivables from affiliated companies	88	107
Notes receivable from affiliated companies	32	163
Inventory	1,053	1,276
Regulatory assets	256	305
Other	22	128
Total current assets	2,442	2,730
Investments and Other Assets
Nuclear decommissioning trust funds	3,234	3,050
Other	923	999
Total investments and other assets	4,157	4,049
Property, Plant and Equipment
Cost	40,495	39,398
Accumulated depreciation and amortization	(14,125)	(13,521)
Net property, plant and equipment	26,370	25,877
Regulatory Assets and Deferred Debits
Regulatory assets	3,040	2,766
Other	3	4
Total regulatory assets and deferred debits	3,043	2,770
Total Assets	$36,012	$35,426
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$582	$753
Accounts payable to affiliated companies	149	229
Taxes accrued	198	25
Interest accrued	125	95
Current maturities of long-term debt	468	356
Asset retirement obligations	303	—
Regulatory liabilities	125	39
Other	417	519
Total current liabilities	2,367	2,016
Long-Term Debt	8,592	7,711
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	6,464	6,146
Investment tax credits	195	199
Accrued pension and other post-retirement benefit costs	93	107
Asset retirement obligations	3,622	3,918
Regulatory liabilities	2,864	2,802
Other	685	621
Total deferred credits and other liabilities	13,923	13,793
Commitments and Contingencies
Equity
Member's equity	10,840	11,617
Accumulated other comprehensive loss	(10)	(11)
Total equity	10,830	11,606
Total Liabilities and Equity	$36,012	$35,426

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,026	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,020	1,016
Equity component of AFUDC	(75)	(73)
Losses on sales of other assets and other, net	1	—
Deferred income taxes	382	183
Accrued pension and other post-retirement benefit costs	3	11
Contributions to qualified pension plans	—	(42)
Payments for asset retirement obligations	(204)	(104)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	4	—
Receivables	(191)	(9)
Receivables from affiliated companies	19	—
Inventory	217	(48)
Other current assets	81	42
Increase (decrease) in
Accounts payable	(179)	(141)
Accounts payable to affiliated companies	(100)	(11)
Taxes accrued	248	182
Other current liabilities	51	49
Other assets	57	97
Other liabilities	(15)	(61)
Net cash provided by operating activities	2,345	2,031
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,531)	(1,372)
Purchases of available-for-sale securities	(2,070)	(1,926)
Proceeds from sales and maturities of available-for-sale securities	2,070	1,926
Notes receivable from affiliated companies	131	(549)
Other	(65)	(13)
Net cash used in investing activities	(1,465)	(1,934)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	992	496
Payments for the redemption of long-term debt	(3)	(3)
Distributions to parent	(1,800)	(401)
Other	—	(4)
Net cash (used in) provided by financing activities	(811)	88
Net increase in cash and cash equivalents	69	185
Cash and cash equivalents at beginning of period	13	13
Cash and cash equivalents at end of period	$82	$198
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$228	$229

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive Loss
			Net Unrealized
		Net Losses on	Losses on
	Member's	Cash Flow	Available-for-	Total
(in millions)	Equity	Hedges	Sale Securities	Equity
Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
Net income	940	—	—	940
Other comprehensive income	—	1	1	2
Distributions to parent	(401)	—	—	(401)
Balance at September 30, 2015	$11,476	$(11)	$—	$11,465

Balance at December 31, 2015	$11,617	$(11)	$—	$11,606
Net income	1,026	—	—	1,026
Other comprehensive income	—	1	—	1
Distributions to parent	(1,800)	—	—	(1,800)
Other	(3)	—	—	(3)
Balance at September 30, 2016	$10,840	$(10)	$—	$10,830

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$2,965	$2,929	$7,645	$7,941
Operating Expenses
Fuel used in electric generation and purchased power	1,120	1,238	2,832	3,273
Operation, maintenance and other	582	539	1,699	1,672
Depreciation and amortization	318	261	904	831
Property and other taxes	136	132	375	367
Impairment charges	1	7	4	7
Total operating expenses	2,157	2,177	5,814	6,150
Gains on Sales of Other Assets and Other, net	6	4	18	18
Operating Income	814	756	1,849	1,809
Other Income and Expenses, net	31	17	79	63
Interest Expense	177	170	497	504
Income From Continuing Operations Before Income Taxes	668	603	1,431	1,368
Income Tax Expense From Continuing Operations	219	151	496	435
Income From Continuing Operations	449	452	935	933
Loss From Discontinued Operations, net of tax	—	(1)	—	(2)
Net Income	449	451	935	931
Less: Net Income Attributable to Noncontrolling Interests	3	3	8	8
Net Income Attributable to Parent	$446	$448	$927	$923

Net Income	$449	$451	$935	$931
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	(3)	2	(1)
Reclassification into earnings from cash flow hedges	1	3	4	2
Unrealized gains (losses) on available-for-sale securities	1	—	2	(1)
Other Comprehensive Income, net of tax	2	—	8	—
Comprehensive Income	451	451	943	931
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	3	8	8
Comprehensive Income Attributable to Parent	$448	$448	$935	$923

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$165	$44
Receivables (net of allowance for doubtful accounts of $6 at 2016 and 2015)	109	151
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2016 and 2015)	857	658
Receivables from affiliated companies	8	375
Notes receivable from affiliated companies	43	—
Inventory	1,653	1,751
Regulatory assets (includes $51 related to VIEs at 2016)	347	362
Other	183	156
Total current assets	3,365	3,497
Investments and Other Assets
Nuclear decommissioning trust funds	2,879	2,775
Goodwill	3,655	3,655
Other	865	834
Total investments and other assets	7,399	7,264
Property, Plant and Equipment
Cost	44,151	42,666
Accumulated depreciation and amortization	(15,169)	(14,867)
Generation facilities to be retired, net	562	548
Net property, plant and equipment	29,544	28,347
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,156 related to VIEs at 2016)	5,652	5,435
Other	4	5
Total regulatory assets and deferred debits	5,656	5,440
Total Assets	$45,964	$44,548
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$673	$722
Accounts payable to affiliated companies	202	311
Notes payable to affiliated companies	510	1,308
Taxes accrued	228	53
Interest accrued	186	195
Current maturities of long-term debt (includes $62 related to VIEs at 2016)	578	315
Asset retirement obligations	236	—
Regulatory liabilities	148	286
Other	721	891
Total current liabilities	3,482	4,081
Long-Term Debt (includes $1,741 at 2016 and $479 at 2015 related to VIEs)	15,792	13,999
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	5,148	4,790
Accrued pension and other post-retirement benefit costs	516	536
Asset retirement obligations	5,421	5,369
Regulatory liabilities	2,353	2,387
Other	379	383
Total deferred credits and other liabilities	13,817	13,465
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2016 and 2015	—	—
Additional paid-in capital	8,096	8,092
Retained earnings	4,683	4,831
Accumulated other comprehensive loss	(40)	(48)
Total Progress Energy, Inc. stockholders' equity	12,739	12,875
Noncontrolling interests	(16)	(22)
Total equity	12,723	12,853
Total Liabilities and Equity	$45,964	$44,548

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$935	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,071	962
Equity component of AFUDC	(51)	(40)
Gains on sales of other assets	(23)	(24)
Impairment charges	4	7
Deferred income taxes	425	512
Accrued pension and other post-retirement benefit costs	(19)	(4)
Contributions to qualified pension plans	—	(42)
Payments for asset retirement obligations	(203)	(90)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	33	6
Receivables	(155)	(103)
Receivables from affiliated companies	329	(62)
Inventory	99	44
Other current assets	(30)	298
Increase (decrease) in
Accounts payable	(24)	(157)
Accounts payable to affiliated companies	(109)	35
Taxes accrued	159	75
Other current liabilities	(156)	115
Other assets	(90)	(116)
Other liabilities	(4)	(87)
Net cash provided by operating activities	2,191	2,260
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,276)	(1,816)
Acquisitions	(10)	(1,249)
Purchases of available-for-sale securities	(1,849)	(829)
Proceeds from sales and maturities of available-for-sale securities	1,899	895
Proceeds from insurance	58	—
Proceeds from the sale of nuclear fuel	—	81
Notes receivable from affiliated companies	(43)	(31)
Change in restricted cash	(6)	—
Other	(17)	(44)
Net cash used in investing activities	(2,244)	(2,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,375	1,195
Payments for the redemption of long-term debt	(327)	(555)
Notes payable to affiliated companies	(798)	(401)
Distributions to noncontrolling interests	(1)	(4)
Capital contribution from parent	—	625
Dividends to parent	(1,075)	—
Other	—	(11)
Net cash provided by financing activities	174	849
Net increase in cash and cash equivalents	121	116
Cash and cash equivalents at beginning of period	44	42
Cash and cash equivalents at end of period	$165	$158
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$228	$276

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
				Net	Net Unrealized		Total Progress
		Additional		Losses on	Gains on	Pension and	Energy, Inc.
	Common	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2014	$—	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176
Net income	—	—	923	—	—	—	923	8	931
Other comprehensive income (loss)	—	—	—	2	(1)	(1)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Capital contribution from parent	—	625	—	—	—	—	625	—	625
Other	—	—	(2)	—	—	—	(2)	3	1
Balance at September 30, 2015	$—	$8,092	$4,703	$(33)	$—	$(8)	$12,754	$(25)	$12,729

Balance at December 31, 2015	$—	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	—	927	—	—	—	927	8	935
Other comprehensive income	—	—	—	4	2	2	8	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	—	(1,075)	—	—	—	(1,075)	—	(1,075)
Other	—	4	—	—	—	—	4	(1)	3
Balance at September 30, 2016	$—	$8,096	$4,683	$(27)	$2	$(15)	$12,739	$(16)	$12,723
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$1,583	$1,488	$4,103	$4,130
Operating Expenses
Fuel used in electric generation and purchased power	569	584	1,441	1,608
Operation, maintenance and other	360	329	1,067	1,066
Depreciation and amortization	176	147	526	462
Property and other taxes	40	35	119	102
Impairment charges	1	—	1	—
Total operating expenses	1,146	1,095	3,154	3,238
Gains on Sales of Other Assets and Other, net	1	1	2	2
Operating Income	438	394	951	894
Other Income and Expenses, net	18	14	47	49
Interest Expense	61	59	188	175
Income Before Income Taxes	395	349	810	768
Income Tax Expense	124	120	271	271
Net Income and Comprehensive Income	$271	$229	$539	$497

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$136	$15
Receivables (net of allowance for doubtful accounts of $4 at 2016 and 2015)	42	87
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2016 and 2015)	473	349
Receivables from affiliated companies	5	16
Notes receivable from affiliated companies	65	—
Inventory	998	1,088
Regulatory assets	186	264
Other	83	121
Total current assets	1,988	1,940
Investments and Other Assets
Nuclear decommissioning trust funds	2,171	2,035
Other	518	486
Total investments and other assets	2,689	2,521
Property, Plant and Equipment
Cost	28,001	27,313
Accumulated depreciation and amortization	(10,508)	(10,141)
Generation facilities to be retired, net	562	548
Net property, plant and equipment	18,055	17,720
Regulatory Assets and Deferred Debits
Regulatory assets	3,093	2,710
Other	2	3
Total regulatory assets and deferred debits	3,095	2,713
Total Assets	$25,827	$24,894
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$319	$399
Accounts payable to affiliated companies	143	190
Notes payable to affiliated companies	—	209
Taxes accrued	91	15
Interest accrued	81	96
Current maturities of long-term debt	252	2
Asset retirement obligations	236	—
Regulatory liabilities	129	85
Other	326	412
Total current liabilities	1,577	1,408
Long-Term Debt	6,609	6,366
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	3,279	3,027
Investment tax credits	148	132
Accrued pension and other post-retirement benefit costs	247	262
Asset retirement obligations	4,623	4,567
Regulatory liabilities	1,874	1,878
Other	23	45
Total deferred credits and other liabilities	10,194	9,911
Commitments and Contingencies
Member's Equity	7,297	7,059
Total Liabilities and Equity	$25,827	$24,894

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$539	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	679	587
Equity component of AFUDC	(34)	(35)
Gains on sales of other assets	(4)	(5)
Impairment charges	1	—
Deferred income taxes	325	308
Accrued pension and other post-retirement benefit costs	(24)	(11)
Contributions to qualified pension plans	—	(21)
Payments for asset retirement obligations	(163)	(53)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(3)
Receivables	(78)	(51)
Receivables from affiliated companies	11	4
Inventory	91	37
Other current assets	37	187
Increase (decrease) in
Accounts payable	(44)	(69)
Accounts payable to affiliated companies	(47)	21
Taxes accrued	76	34
Other current liabilities	37	22
Other assets	(32)	(41)
Other liabilities	(10)	(64)
Net cash provided by operating activities	1,360	1,344
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,106)	(1,120)
Acquisitions	—	(1,249)
Purchases of available-for-sale securities	(1,470)	(511)
Proceeds from sales and maturities of available-for-sale securities	1,448	488
Notes receivable from affiliated companies	(65)	(70)
Other	(27)	(35)
Net cash used in investing activities	(1,220)	(2,497)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	505	1,195
Payments for the redemption of long-term debt	(15)	(544)
Notes payable to affiliated companies	(209)	—
Capital contribution from parent	—	625
Distributions to parent	(301)	—
Other	1	(9)
Net cash (used in) provided by financing activities	(19)	1,267
Net increase in cash and cash equivalents	121	114
Cash and cash equivalents at beginning of period	15	9
Cash and cash equivalents at end of period	$136	$123
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$66	$136

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Member's	Total
(in millions)	Stock	Earnings	Equity	Equity
Balance at December 31, 2014	$2,159	$3,708	$—	$5,867
Net income	—	355	142	497
Contribution from parent	—	—	625	625
Transfer to Member's Equity	(2,159)	(4,063)	6,222	—
Balance at September 30, 2015	$—	$—	$6,989	$6,989

Balance at December 31, 2015	$—	$—	$7,059	$7,059
Net income	—	—	539	539
Distributions to parent	—	—	(301)	(301)
Balance at September 30, 2016	$—	$—	$7,297	$7,297

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$1,381	$1,436	$3,538	$3,803
Operating Expenses
Fuel used in electric generation and purchased power	550	654	1,391	1,665
Operation, maintenance and other	219	208	623	598
Depreciation and amortization	142	113	378	369
Property and other taxes	96	97	256	265
Impairment charges	1	7	4	7
Total operating expenses	1,008	1,079	2,652	2,904
Operating Income	373	357	886	899
Other Income and Expenses, net	11	2	30	12
Interest Expense	62	50	143	149
Income Before Income Taxes	322	309	773	762
Income Tax Expense	116	93	286	268
Net Income	$206	$216	$487	$494
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	1	—	2	—
Comprehensive Income	$207	$216	$489	$494

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$10	$8
Receivables (net of allowance for doubtful accounts of $2 at 2016 and 2015)	65	60
Receivables of VIEs (net of allowance for doubtful accounts of $3 at 2016 and 2015)	385	308
Receivables from affiliated companies	5	84
Inventory	656	663
Regulatory assets (includes $51 related to VIEs at 2016)	161	98
Other	46	21
Total current assets	1,328	1,242
Investments and Other Assets
Nuclear decommissioning trust funds	708	740
Other	292	292
Total investments and other assets	1,000	1,032
Property, Plant and Equipment
Cost	16,139	15,343
Accumulated depreciation and amortization	(4,654)	(4,720)
Net property, plant and equipment	11,485	10,623
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,156 related to VIEs at 2016)	2,559	2,725
Other	2	2
Total regulatory assets and deferred debits	2,561	2,727
Total Assets	$16,374	$15,624
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$354	$322
Accounts payable to affiliated companies	61	116
Notes payable to affiliated companies	63	813
Taxes accrued	209	132
Interest accrued	58	43
Current maturities of long-term debt (includes $62 related to VIEs at 2016)	326	13
Regulatory liabilities	18	200
Other	367	452
Total current liabilities	1,456	2,091
Long-Term Debt (includes $1,441 at 2016 and $225 at 2015 related to VIEs)	5,802	4,253
Deferred Credits and Other Liabilities
Deferred income taxes	2,597	2,460
Accrued pension and other post-retirement benefit costs	237	242
Asset retirement obligations	798	802
Regulatory liabilities	478	509
Other	167	146
Total deferred credits and other liabilities	4,277	4,159
Commitments and Contingencies
Equity
Member's equity	4,837	5,121
Accumulated other comprehensive income	2	—
Total equity	4,839	5,121
Total Liabilities and Equity	$16,374	$15,624

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$487	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	383	373
Equity component of AFUDC	(16)	(4)
Impairment charges	4	7
Deferred income taxes	136	341
Accrued pension and other post-retirement benefit costs	2	4
Contributions to qualified pension plans	—	(21)
Payments for asset retirement obligations	(41)	(37)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	34	3
Receivables	(78)	(52)
Receivables from affiliated companies	41	(58)
Inventory	8	7
Other current assets	(32)	78
Increase (decrease) in
Accounts payable	20	(88)
Accounts payable to affiliated companies	(55)	10
Taxes accrued	61	43
Other current liabilities	(183)	97
Other assets	(56)	(73)
Other liabilities	1	(29)
Net cash provided by operating activities	716	1,095
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,169)	(696)
Acquisitions	(10)	—
Purchases of available-for-sale securities	(379)	(318)
Proceeds from sales and maturities of available-for-sale securities	450	408
Proceeds from insurance	58	—
Proceeds from the sale of nuclear fuel	—	81
Change in restricted cash	(6)	—
Other	10	(12)
Net cash used in investing activities	(1,046)	(537)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,870	—
Payments for the redemption of long-term debt	(12)	(11)
Notes payable to affiliated companies	(750)	161
Dividends to parent	—	(350)
Distributions to parent	(774)	(350)
Other	(2)	—
Net cash provided by (used in) financing activities	332	(550)
Net increase in cash and cash equivalents	2	8
Cash and cash equivalents at beginning of period	8	8
Cash and cash equivalents at end of period	$10	$16
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$162	$140

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

				Accumulated
				Other
				Comprehensive
				Income
				Net Unrealized
				Gains on
	Common	Retained	Member's	Available-for-Sale	Total
(in millions)	Stock	Earnings	Equity	Securities	Equity
Balance at December 31, 2014	$1,762	$3,460	$—	$—	$5,222
Net income	—	351	143	—	494
Dividends to parent	—	(350)	—	—	(350)
Distribution to parent	—	—	(350)	—	(350)
Transfer to Member's Equity	(1,762)	(3,461)	5,223	—	—
Balance at September 30, 2015	$—	$—	$5,016	$—	$5,016

Balance at December 31, 2015	$—	$—	$5,121	$—	$5,121
Net income	—	—	487	—	487
Other comprehensive income	—	—	—	2	2
Distributions to parent	—	—	(774)	—	(774)
Other	—	—	3	—	3
Balance at September 30, 2016	$—	$—	$4,837	$2	$4,839

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues
Regulated electric	$390	$367	$1,053	$1,005
Nonregulated electric and other	10	6	22	29
Regulated natural gas	89	89	358	419
Total operating revenues	489	462	1,433	1,453
Operating Expenses
Fuel used in electric generation and purchased power – regulated	129	128	340	350
Fuel used in electric generation and purchased power – nonregulated	14	10	37	36
Cost of natural gas	6	7	64	116
Operation, maintenance and other	126	124	367	370
Depreciation and amortization	50	57	175	172
Property and other taxes	59	60	195	187
Total operating expenses	384	386	1,178	1,231
Gains on Sales of Other Assets and Other, net	1	—	2	8
Operating Income	106	76	257	230
Other Income and Expenses, net	3	—	6	(2)
Interest Expense	22	20	63	58
Income From Continuing Operations Before Income Taxes	87	56	200	170
Income Tax Expense From Continuing Operations	32	22	65	64
Income From Continuing Operations	55	34	135	106
Income (Loss) From Discontinued Operations, net of tax	34	(2)	36	23
Net Income and Comprehensive Income	$89	$32	$171	$129

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$99	$14
Receivables (net of allowance for doubtful accounts of $2 at 2016 and 2015)	68	66
Receivables from affiliated companies	96	84
Notes receivable from affiliated companies	47	—
Inventory	110	105
Regulatory assets	46	36
Other	59	110
Total current assets	525	415
Investments and Other Assets
Goodwill	920	920
Other	18	20
Total investments and other assets	938	940
Property, Plant and Equipment
Cost	8,019	7,750
Accumulated depreciation and amortization	(2,566)	(2,507)
Net property, plant and equipment	5,453	5,243
Regulatory Assets and Deferred Debits
Regulatory assets	490	497
Other	2	2
Total regulatory assets and deferred debits	492	499
Total Assets	$7,408	$7,097
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$250	$207
Accounts payable to affiliated companies	49	53
Notes payable to affiliated companies	—	103
Taxes accrued	163	171
Interest accrued	32	18
Current maturities of long-term debt	54	106
Regulatory liabilities	17	12
Other	84	153
Total current liabilities	649	823
Long-Term Debt	1,808	1,467
Long-Term Debt Payable to Affiliated Companies	25	25
Deferred Credits and Other Liabilities
Deferred income taxes	1,422	1,407
Accrued pension and other post-retirement benefit costs	51	56
Asset retirement obligations	108	125
Regulatory liabilities	238	245
Other	168	165
Total deferred credits and other liabilities	1,987	1,998
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at 2016 and 2015	762	762
Additional paid-in capital	2,695	2,720
Accumulated deficit	(518)	(698)
Total equity	2,939	2,784
Total Liabilities and Equity	$7,408	$7,097

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	178	175
Equity component of AFUDC	(4)	(2)
Gains on sales of other assets and other, net	(2)	(8)
Impairment charges	—	40
Deferred income taxes	36	127
Accrued pension and other post-retirement benefit costs	4	7
Contributions to qualified pension plans	—	(4)
Payments for asset retirement obligations	(4)	(2)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(11)
Receivables	(1)	8
Receivables from affiliated companies	(3)	46
Inventory	(5)	2
Other current assets	50	6
Increase (decrease) in
Accounts payable	13	7
Accounts payable to affiliated companies	(4)	(32)
Taxes accrued	(13)	(58)
Other current liabilities	(53)	101
Other assets	(8)	28
Other liabilities	(28)	(57)
Net cash provided by operating activities	327	502
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(334)	(266)
Notes receivable from affiliated companies	(47)	145
Other	(21)	(9)
Net cash used in investing activities	(402)	(130)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	341	—
Payments for the redemption of long-term debt	(53)	(153)
Notes payable to affiliated companies	(103)	(64)
Dividends to parent	(25)	(149)
Other	—	(2)
Net cash provided by (used in) financing activities	160	(368)
Net increase in cash and cash equivalents	85	4
Cash and cash equivalents at beginning of period	14	20
Cash and cash equivalents at end of period	$99	$24
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$56	$24
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	1,912

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2014	$762	$4,782	$(870)	$4,674
Net income	—	—	129	129
Dividends to parent	—	(149)	—	(149)
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	(1,912)	—	(1,912)
Balance at September 30, 2015	$762	$2,721	$(741)	$2,742

Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	171	171
Dividends to parent	—	(25)	—	(25)
Contribution from parent	—	—	9	9
Balance at September 30, 2016	$762	$2,695	$(518)	$2,939

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues	$809	$749	$2,225	$2,223
Operating Expenses
Fuel used in electric generation and purchased power	242	250	690	779
Operation, maintenance and other	175	164	526	525
Depreciation and amortization	123	109	345	320
Property and other taxes	22	23	67	41
Impairment charges	8	85	8	85
Total operating expenses	570	631	1,636	1,750
Loss on Sale of Other Assets and Other, net	—	(1)	—	—
Operating Income	239	117	589	473
Other Income and Expenses, net	5	—	15	9
Interest Expense	45	44	136	132
Income Before Income Taxes	199	73	468	350
Income Tax Expense	70	27	159	128
Net Income	$129	$46	$309	$222
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	(1)	(1)	(2)
Comprehensive Income	$129	$45	$308	$220

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$94	$9
Receivables (net of allowance for doubtful accounts of $1 at 2016 and 2015)	84	96
Receivables from affiliated companies	74	71
Notes receivable from affiliated companies	38	83
Inventory	424	570
Regulatory assets	131	102
Other	104	15
Total current assets	949	946
Investments and Other Assets	174	212
Property, Plant and Equipment
Cost	14,069	14,007
Accumulated depreciation and amortization	(4,225)	(4,484)
Generation facilities to be retired, net	90	—
Net property, plant and equipment	9,934	9,523
Regulatory Assets and Deferred Debits
Regulatory assets	909	716
Other	2	2
Total regulatory assets and deferred debits	911	718
Total Assets	$11,968	$11,399
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$167	$189
Accounts payable to affiliated companies	82	83
Taxes accrued	48	89
Interest accrued	54	56
Current maturities of long-term debt	71	547
Regulatory liabilities	30	62
Other	95	97
Total current liabilities	547	1,123
Long-Term Debt	3,566	3,071
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,822	1,657
Investment tax credits	137	138
Accrued pension and other post-retirement benefit costs	72	80
Asset retirement obligations	847	525
Regulatory liabilities	738	754
Other	94	65
Total deferred credits and other liabilities	3,710	3,219
Commitments and Contingencies
Equity
Member's equity	3,995	—
Common stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at 2015	—	1
Additional paid-in capital	—	1,384
Retained earnings	—	2,450
Accumulated other comprehensive income	—	1
Total equity	3,995	3,836
Total Liabilities and Equity	$11,968	$11,399

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$309	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	347	323
Equity component of AFUDC	(11)	(9)
Impairment charges	8	85
Deferred income taxes	122	276
Accrued pension and other post-retirement benefit costs	6	10
Contributions to qualified pension plans	—	(9)
Payments for asset retirement obligations	(31)	(12)
(Increase) decrease in
Receivables	16	(5)
Receivables from affiliated companies	(3)	43
Inventory	146	(27)
Other current assets	(105)	67
Increase (decrease) in
Accounts payable	(14)	11
Accounts payable to affiliated companies	(1)	(8)
Taxes accrued	12	(11)
Other current liabilities	(85)	16
Other assets	(38)	(50)
Other liabilities	64	(1)
Net cash provided by operating activities	742	921
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(540)	(506)
Purchases of available-for-sale securities	(12)	(5)
Proceeds from sales and maturities of available-for-sale securities	9	8
Proceeds from the sales of other assets	—	14
Notes receivable from affiliated companies	45	(166)
Other	(28)	13
Net cash used in investing activities	(526)	(642)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	—
Payments for the redemption of long-term debt	(476)	(2)
Notes payable to affiliated companies	—	(71)
Dividends to parent	—	(150)
Distributions to parent	(149)	—
Other	(1)	—
Net cash used in financing activities	(131)	(223)
Net increase in cash and cash equivalents	85	56
Cash and cash equivalents at beginning of period	9	6
Cash and cash equivalents at end of period	$94	$62
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$56	$46

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2014	$1	$1,384	$2,460	$—	$3	$3,848
Net income	—	—	222	—	—	222
Other comprehensive loss	—	—	—	—	(2)	(2)
Dividends to parent	—	—	(150)	—	—	(150)
Balance at September 30, 2015	$1	$1,384	$2,532	$—	$1	$3,918

Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	309	—	309
Other comprehensive loss	—	—	—	—	(1)	(1)
Distributions to parent	—	—	—	(149)	—	(149)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at September 30, 2016	$—	$—	$—	$3,995	$—	$3,995

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
1. ORGANIZATION AND BASIS OF PRESENTATION
NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. See Note 2 for information on the proposed sale of International Energy. Duke Energy’s subsidiaries include its subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress); Duke Energy Florida, LLC (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, LLC (Duke Energy Indiana). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants (Duke Energy Registrants).
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
Progress Energy is a public utility holding company headquartered in Raleigh, North Carolina, subject to regulation by FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. Substantially all of Progress Energy’s operations qualify for regulatory accounting.
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
Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, the generation and sale of electricity in portions of Kentucky and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers and recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio collectively include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy Inc. (Dynegy). See Note 2 for additional information. Substantially all of Duke Energy Ohio’s operations that remain after the sale qualify for regulatory accounting.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

See Note 2 for information regarding Duke Energy's acquisition of Piedmont Natural Gas Company, Inc. (Piedmont) that closed on October 3, 2016. For the periods presented, Duke Energy's condensed consolidated financial information does not include the results of Piedmont. Also, the Duke Energy Registrants, as defined above, do not include Piedmont, unless otherwise noted.
BASIS OF PRESENTATION
Duke Energy completed the sale of Duke Energy Ohio's nonregulated Midwest generation business and Duke Energy Retail Sales (collectively, the Midwest Generation Disposal Group), a retail sales business owned by Duke Energy, to Dynegy on April 2, 2015. The results of operations of these businesses prior to the date of sale have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these Condensed Consolidated Financial Statements exclude amounts related to discontinued operations. See Note 2 for additional information.
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

(in millions)	September 30, 2016	December 31, 2015
Duke Energy	$800	$748
Duke Energy Carolinas	318	283
Progress Energy	195	172
Duke Energy Progress	96	102
Duke Energy Florida	99	70
Duke Energy Ohio	2	3
Duke Energy Indiana	36	31
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

(in millions)	September 30, 2016	December 31, 2015
Duke Energy Ohio	$72	$71
Duke Energy Indiana	109	97

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

INVENTORY
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Reserves are established for excess and obsolete inventory. Inventory reserves were not material at September 30, 2016 and December 31, 2015. The components of inventory are presented in the tables below.

	September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Materials and supplies	$2,312	$760	$1,139	$781	$358	$85	$236
Coal held for electric generation	743	256	277	101	177	18	186
Oil, gas and other fuel held for electric generation	296	37	237	116	121	7	2
Total inventory	$3,351	$1,053	$1,653	$998	$656	$110	$424

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Materials and supplies	$2,389	$785	$1,133	$776	$357	$81	$301
Coal held for electric generation	1,114	451	370	192	178	16	267
Oil, gas and other fuel held for electric generation	307	40	248	120	128	8	2
Total inventory	$3,810	$1,276	$1,751	$1,088	$663	$105	$570
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Duke Energy	$107	$109	$285	$308
Duke Energy Carolinas	6	9	21	27
Progress Energy	65	67	161	174
Duke Energy Progress	4	4	13	12
Duke Energy Florida	61	63	148	162
Duke Energy Ohio	26	24	77	80
Duke Energy Indiana	10	9	26	27
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2016 and 2015 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of September 30, 2016.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The Duke Energy Registrants intend to adopt the revised accounting guidance effective for interim and annual periods beginning January 1, 2018. The guidance can be applied retrospectively to all prior reporting periods presented or retrospectively with a cumulative effect as of the initial date of application. Duke Energy is currently evaluating the requirements. The ultimate impact of the new standard has not yet been determined.
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
Stock-Based Compensation and Income Taxes. In March 2016, the FASB issued revised accounting guidance for stock-based compensation and the associated income taxes. This standard changes certain aspects of accounting for stock-based payment awards to employees including the accounting for income taxes, statutory tax withholding requirements, as well as classification on the Condensed Consolidated Statements of Cash Flows. The primary future impact to the Duke Energy Registrants is expected to be an increase in the volatility of income tax expense. This guidance will be adopted for the period beginning January 1, 2017.
Cash Flow Statement. In August 2016, the FASB issued revised accounting guidance for classification of certain cash receipts and payments. Stakeholders indicated diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.
For the Duke Energy Registrants, this guidance is effective for the interim and annual periods beginning January 1, 2018, although it can be early adopted. The guidance is applied using a retrospective transition method to each period presented, if practical. Duke Energy is currently evaluating the requirements. The ultimate impact of the new standard has not yet been determined.
2. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.
Acquisition of Piedmont Natural Gas
Piedmont Natural Gas is a North Carolina corporation primarily engaged in regulated natural gas distribution to residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee. On October 3, 2016, Duke Energy completed the acquisition contemplated by the Agreement and Plan of Merger (Merger Agreement) with Piedmont for a total cash purchase price of approximately $5.0 billion. The acquisition provides a foundation for establishing a broader strategic natural gas infrastructure platform within Duke Energy to complement the existing natural gas pipeline investments and regulated natural gas business in the Midwest. As a result of the acquisition, Piedmont became a wholly owned subsidiary of Duke Energy.
Preliminary Purchase Price Allocation
The preliminary purchase price allocation of the Piedmont acquisition is estimated as follows:

(in millions)
Current assets	$500
Property, plant and equipment, net	4,710
Goodwill	3,380
Other long-term assets	810
Total assets	9,400
Current liabilities, including current maturities of long-term debt	590
Long-term liabilities	1,810
Long-term debt	2,000
Total liabilities	4,400
Total purchase price	$5,000

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The estimated fair value of Piedmont's assets acquired and liabilities assumed are considered preliminary as a result of the short time period between the consummation of the merger and the filing of this Form 10-Q. The fair values were determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing); discount rates reflecting risk inherent in the future cash flows and market prices of long-term debt. The preliminary amounts are subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.
The majority of Piedmont’s operations are subject to the rate-setting authority of the NCUC, the PSCSC and the Tennessee Regulatory Authority and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Piedmont’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Thus, the fair value of Piedmont's assets and liabilities subject to these rate–setting provisions approximate their carrying values and do not reflect any net valuation adjustments.
The significant assets and liabilities for which preliminary valuation adjustments are being determined are expected to include the acquired equity method investments and long-term debt. The difference between the preliminary fair value and the pre-merger carrying amounts for long-term debt for regulated operations are expected to be recorded as Regulatory assets.
The excess of the purchase price over the estimated fair value of Piedmont's assets and liabilities on the acquisition date will be recorded as goodwill. The goodwill reflects the value paid primarily for establishing a long-term natural gas infrastructure platform, an improved risk profile and expected synergies resulting from the combined entities. The allocation of estimated goodwill to Duke Energy’s reporting units has not yet been completed as a result of the short time between the closing of the merger and the filing of this Form 10-Q. None of the goodwill recognized will be deductible for income tax purposes. Accordingly, no deferred taxes will be recorded related to goodwill.
Accounting Charges Related to the Acquisition
Duke Energy incurred pretax transaction and integration costs of $14 million and $22 million for the three and nine months ended September 30, 2016, respectively, substantially all of which were recorded within Operation, maintenance and other in Duke Energy’s Condensed Consolidated Statements of Operations. Additionally, Duke Energy recorded interest expense of $51 million and $234 million for the three and nine months ended September 30, 2016, respectively, related to the acquisition financing. The interest expense includes realized losses on forward-starting interest rate swaps of $22 million and $190 million for the three and nine months ended September 30, 2016, respectively. See Note 10 for additional information on the swaps.
Acquisition Related Financings and Other Matters
Duke Energy financed the Piedmont acquisition with a combination of debt, equity issuances and other cash sources.
In August 2016, Duke Energy issued $3.75 billion of long-term debt to finance a portion of the Piedmont acquisition. On September 30, 2016, Duke Energy borrowed $750 million under the $1.5 billion short-term loan facility (Term Loan Facility) to partially fund the acquisition. The $4.9 billion senior unsecured bridge financing facility (Bridge Facility) with Barclays Capital, Inc. (Barclays) was terminated following the issuance of the long-term debt. See Note 6 for additional information related to the debt issuance and Term Loan Facility.
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into equity forward sale agreements (the Equity Forwards) with Barclays. On October 5, 2016, Duke Energy settled the Equity Forwards for approximately $723 million in net cash proceeds to finance a portion of the Piedmont acquisition. For additional information regarding the Equity Forwards, see Note 14.
See Note 4 for additional information regarding Duke Energy and Piedmont's joint investment in Atlantic Coast Pipeline, LLC (ACP).
Pro Forma Information
The following unaudited pro forma financial information reflects the combined results of operations of Duke Energy and Piedmont. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy. This information is preliminary in nature and subject to change.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Revenues	$6,958	$6,627	$18,688	$19,021
Net income attributable to Duke Energy Corporation	1,180	897	2,552	2,352
The pro forma financial information does not include potential cost savings, intercompany revenues, Piedmont’s earnings from a certain equity method investment sold immediately prior to the merger or non-recurring transaction and integration costs incurred by Duke Energy and Piedmont. The after-tax non-recurring transaction and integration costs incurred by Duke Energy and Piedmont were $41 million and $161 million for the three and nine months ended September 30, 2016, respectively.

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
Duke Energy Progress received an order from the PSCSC to defer recovery of the South Carolina retail allocated costs of the asset purchased until Duke Energy Progress' next general rate case, which was filed in July 2016. In October 2016, Duke Energy Progress, the Office of Regulatory Staff (ORS) and intervenors entered into a settlement agreement that provides for recovery of the historical carrying value of the South Carolina allocated purchased costs of the transaction. The settlement agreement was filed with the PSCSC on the same day but has yet to be ruled upon by the PSCSC. See Note 4 for additional information on the South Carolina rate case.
DISPOSITIONS
Sale of International Energy
In October 2016, certain indirect subsidiaries of Duke Energy entered into two separate purchase and sale agreements (PSA) whereby Duke Energy will divest the International Energy business segment, excluding the equity method investment in National Methanol Company (NMC).
Brazilian Disposal Group
Duke Energy will sell its indirect ownership interest in Duke Energy International Brazil Holdings S.à.r.l. (the Brazil Subsidiary), which includes 2,090 MW of owned hydroelectric generation capacity in Brazil (the Brazilian Disposal Group), to China Three Gorges (Luxembourg) Energy S.à.r.l. (CTG), a subsidiary of China Three Gorges Corporation, pursuant to a PSA dated as of October 10, 2016 (the Brazil PSA).
CTG will purchase the Brazil Subsidiary for an enterprise value of approximately $1.2 billion. Closing of the transaction is subject to various conditions, including receipt of required regulatory approvals and the absence of any injunction or other orders preventing closing of the transaction. The sale of the Brazilian Disposal Group is expected to close by early 2017.
The Brazil PSA contains certain termination rights and provides that CTG may be required to pay a termination fee of approximately $49 million to Duke Energy upon termination of the Brazil PSA under certain specified circumstances.
Latin American Disposal Group
Duke Energy will sell its indirect ownership interest in Duke Energy International Group S.à.r.l., Duke Energy International España Holdings SL and Duke Energy International Investments No. 2 Ltd (collectively, the Latin America Subsidiaries), which includes 2,230 MW of owned hydroelectric and natural gas generation capacity, transmission infrastructure and natural gas processing facilities in Argentina, Chile, Ecuador, El Salvador, Guatemala and Peru (the Latin American Disposal Group) to ISQ Enerlam Aggregator, L.P. and Enerlam (UK) Holdings Ltd. (collectively, I Squared), entities controlled by a consortium of investors led by I Squared Capital, pursuant to a PSA dated as of October 10, 2016 (the Latin America PSA).
I Squared will purchase the Latin America Subsidiaries for an enterprise value of approximately $1.2 billion. Closing of the transaction is subject to various conditions, including the absence of any injunction or other orders preventing closing of the transaction and the completion of certain internal restructuring transactions by subsidiaries of Duke Energy. The sale of the Latin American Disposal Group is expected to close by early 2017.
I Squared provided irrevocable letters of credit with an undrawn face value of $89 million. In the event of a termination of the Latin America PSA under certain circumstances, Duke Energy can draw on the letters of credit as a termination fee.
Other Sale Related Matters
Including the impact of debt to be assumed by the buyers, working capital and other adjustments as well as local in-country taxes, Duke Energy expects the transactions to generate available cash proceeds of between $1.7 billion and $1.9 billion, excluding transaction costs. The proceeds are expected to be used to reduce Duke Energy holding company debt. Existing favorable tax attributes will result in no immediate U.S. federal-level tax impacts.
As a result of the transactions, both the Brazilian Disposal Group and the Latin American Disposal Group (together, the International Disposal Group) will be classified as held for sale and as discontinued operations beginning in the fourth quarter of 2016. Upon classification of the International Disposal Group as held for sale, Duke Energy expects to record an estimated pretax impairment charge of approximately $325 million to $375 million, primarily due to the cumulative foreign currency translation losses classified as accumulated other comprehensive loss.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Second Quarter Asset Impairment
In conjunction with the advancements of marketing efforts during 2016, Duke Energy performed recoverability tests of the long-lived asset groups of International Energy. As a result, in the second quarter of 2016, Duke Energy determined the carrying value of certain assets in Central America was not fully recoverable and recorded a pretax impairment charge of $194 million. The charge is included within Impairment Charges on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016, and represents the excess of carrying value over the estimated fair value of the assets. The fair value of the assets was based on a Level 3 Fair Value measurement that was primarily determined from the income approach using discounted cash flows but also considered market information obtained in 2016.
Midwest Generation Exit
Duke Energy, through indirect subsidiaries, completed the sale of the Midwest Generation Disposal Group to a subsidiary of Dynegy on April 2, 2015, for approximately $2.8 billion in cash. The nonregulated Midwest generation business included generation facilities with approximately 5,900 MW of owned capacity located in Ohio, Pennsylvania and Illinois. On April 1, 2015, prior to the sale, Duke Energy Ohio distributed its indirect ownership interest in the nonregulated Midwest generation business to a subsidiary of Duke Energy Corporation.
Commercial Portfolio utilized a revolving credit agreement (RCA) to support the operations of the nonregulated Midwest generation business. Interest expense associated with the RCA was allocated to discontinued operations. No other interest expense related to corporate level debt was allocated to discontinued operations. Duke Energy Ohio had a power purchase agreement with the Midwest Generation Disposal Group for a portion of its standard service offer (SSO) supply requirement. The agreement and the SSO expired in May 2015.
The Midwest Generation Disposal Group's results of operations are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The following table presents the results of discontinued operations for the three and nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
		Duke		Duke
	Duke	Energy	Duke	Energy
(in millions)	Energy	Ohio	Energy	Ohio
Operating Revenues	$—	$—	$543	$412
Loss on disposition	(5)	(4)	(42)	(48)

(Loss) Income before income taxes(a)	$(5)	$(4)	$62	$48
Income tax (benefit) expense	(1)	(2)	29	25
(Loss) Income from discontinued operations of the Midwest Generation Disposal Group	(4)	(2)	33	23
Other, net of tax(b)	(1)	—	(4)	—
(Loss) Income From Discontinued Operations, net of tax	$(5)	$(2)	$29	$23

(a)
The (Loss) Income before income taxes includes the pretax impact of an $81 million charge for the agreement in principle reached in a lawsuit related to the Midwest Generation Disposal Group for the nine months ended September 30, 2015. Refer to Note 5 for further information related to the lawsuit.

(b)
Relates to discontinued operations of businesses not related to the Midwest Generation Disposal Group and includes indemnifications provided for certain legal, tax and environmental matters, and foreign currency translation adjustments.

Duke Energy and Duke Energy Ohio recognized an income tax benefit of $122 million and $34 million, respectively, for the three and nine months ended September 30, 2016, within Income From Discontinued Operations, net on the Condensed Consolidated Statements of Operations. The income tax benefit resulted from immaterial out of period deferred tax liability adjustments related to the Midwest Generation Disposal Group and another previously sold business.
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
International Energy operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas and natural gas liquids outside the U.S. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in NMC, a large regional producer of methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting. See Note 2 for information related to the planned divestiture of International Energy, excluding the investment in NMC.
Commercial Portfolio builds, develops and operates wind and solar renewable generation and storage and energy transmission projects throughout the U.S. For periods subsequent to the sale of the Midwest Generation Disposal Group, beginning in the second quarter of 2015, certain immaterial results of operations and related assets previously presented in the Commercial Portfolio segment are presented in Regulated Utilities and Other.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of unallocated corporate interest expense, unallocated corporate costs, contributions to the Duke Energy Foundation and the operations of Duke Energy’s wholly owned captive insurance subsidiary, Bison Insurance Company Limited (Bison).

	Three Months Ended September 30, 2016
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$6,421	$245	$140	$6,806	$15	$—	$6,821
Intersegment revenues	9	—	—	9	17	(26)	—
Total revenues	$6,430	$245	$140	$6,815	$32	$(26)	$6,821
Segment income (loss)(a)(b)	$1,200	$64	$(21)	$1,243	$(189)	$—	$1,054
Add back noncontrolling interests							5
Income from discontinued operations, net of tax(c)							122
Net income							$1,181
Segment assets	$114,707	$3,153	$4,414	$122,274	$7,228	$184	$129,686

(a)
Other includes after-tax charges for costs to achieve mergers of $52 million, primarily due to interest expense related to the Piedmont acquisition financing, and cost savings initiatives of $12 million primarily due to severance costs.

(b)
Commercial Portfolio includes an after-tax impairment of $45 million related to certain equity method investments in renewable energy projects. See Note 13, Variable Interest Entities, for additional information.

(c)	Represents an income tax benefit resulting from deferred tax liability adjustments related to previously sold businesses. See Note 2, Acquisitions and Dispositions, for further information.

	Three Months Ended September 30, 2015
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$6,138	$281	$66	$6,485	$(2)	$—	$6,483
Intersegment revenues	9	—	—	9	19	(28)	—
Total revenues	$6,147	$281	$66	$6,494	$17	$(28)	$6,483
Segment income (loss)(a)(b)	$905	$69	$8	$982	$(45)	$—	$937
Add back noncontrolling interests							3
Loss from discontinued operations, net of tax							(5)
Net income							$935

(a)	Regulated Utilities includes an after-tax charge of $56 million related to the Edwardsport settlement. See Note 4 for further information.

(b)	Other includes $15 million of after-tax costs to achieve the 2012 Progress Energy merger.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2016
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$16,761	$761	$366	$17,888	$39	$—	$17,927
Intersegment revenues	27	—	—	27	52	(79)	—
Total revenues	$16,788	$761	$366	$17,915	$91	$(79)	$17,927
Segment income (loss)(a)(b)(c)	$2,613	$85	$20	$2,718	$(463)	$—	$2,255
Add back noncontrolling interests							13
Income from discontinued operations, net of tax(d)							124
Net income							$2,392

(a)
Other includes after-tax charges for costs to achieve mergers of $195 million, primarily due to losses on forward-starting interest rate swaps related to the Piedmont acquisition, and cost savings initiatives of $39 million primarily due to severance costs. See Note 10 for additional information related to the swaps.

(b)	International Energy includes an after-tax impairment charge of $145 million. See Note 2 for additional information.

(c)
Commercial Portfolio includes an after-tax impairment of $45 million related to certain equity method investments in renewable energy projects. See Note 13, Variable Interest Entities, for additional information.

(d)	Includes income tax benefit of $122 million resulting from deferred tax liability adjustments related to previously sold businesses. See Note 2 for further information.

	Nine Months Ended September 30, 2015
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$17,062	$841	$214	$18,117	$20	$—	$18,137
Intersegment revenues	28	—	—	28	58	(86)	—
Total revenues	$17,090	$841	$214	$18,145	$78	$(86)	$18,137
Segment income (loss)(a)(b)(c)	$2,311	$157	$(15)	$2,453	$(139)	$(4)	$2,310
Add back noncontrolling interests							10
Income from discontinued operations, net of tax(d)							29
Net income							$2,349

(a)	Regulated Utilities includes an after-tax charge of $56 million related to the Edwardsport settlement. Refer to Note 4 for further information.
(b)    Other includes $42 million of after-tax costs to achieve the 2012 Progress Energy merger.

(c)
Commercial Portfolio includes state tax expense of $41 million, resulting from changes to state apportionment factors due to the sale of the Midwest Generation Disposal Group, that does not qualify for discontinued operations. Refer to Note 2 for further information related to the sale.

(d)
Includes after-tax impact of $53 million for the settlement agreement reached in a lawsuit related to the Midwest Generation Disposal Group. Refer to Note 5 for further information related to the lawsuit.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Duke Energy Carolinas	$(16)	$(10)	$(50)	$(28)
Progress Energy(a)	(45)	(3)	(139)	(87)
Duke Energy Progress	(10)	(4)	(26)	(12)
Duke Energy Florida	(5)	(3)	(14)	(9)
Duke Energy Ohio	(10)	(12)	(29)	(20)
Duke Energy Indiana	(3)	(2)	(10)	(6)

(a)
Other for Progress Energy also includes interest expense on corporate debt instruments of $55 million and $166 million for the three and nine months ended September 30, 2016, respectively, and $61 million and $180 million for the three and nine months ended September 30, 2015, respectively.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The assets of the Subsidiary Registrants are substantially all included within the Regulated Utilities segment at September 30, 2016.
Duke Energy Ohio
Duke Energy Ohio had two reportable operating segments, Regulated Utilities and Commercial Portfolio, during 2015 prior to the sale of the nonregulated Midwest generation business. Duke Energy Ohio's Commercial Portfolio segment had total revenues of $14 million and segment loss of $9 million for the nine months ended September 30, 2015. As a result of the sale discussed in Note 2, Commercial Portfolio no longer qualifies as a Duke Energy Ohio reportable operating segment. Therefore, beginning in the second quarter of 2015, all of the remaining assets and related results of operations previously presented in Commercial Portfolio are presented in Regulated Utilities and Other.
FUTURE OPERATING SEGMENTS
Due to the Piedmont acquisition and the agreements to sell the International Disposal Group, the chief operating decision maker changed how the business will be managed beginning in the fourth quarter of 2016. The financial reporting structure has been realigned to include the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure, and Commercial Renewables.

•
Electric Utilities and Infrastructure will be comprised of the regulated electric utilities in the Carolinas, Florida and the Midwest. This segment will also include the commercial transmission infrastructure investments.

•	Gas Utilities and Infrastructure will contain Piedmont, Duke Energy's local distribution companies in Ohio and Kentucky, and gas storage and pipeline investments.

•	Commercial Renewables will primarily include the company's non-regulated utility scale wind and solar generation assets.

•	International Energy will remain a segment until the divestiture is complete, although results of the equity method investment in NMC will be recast to Other in the fourth quarter of 2016.
See Note 2 for further information on the Piedmont and International Energy transactions.
4. REGULATORY MATTERS
RATE RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and natural gas services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio, Kentucky and Indiana), as well as sales of transmission service.
Duke Energy Carolinas and Duke Energy Progress
Ash Basin Closure Costs Deferral
On July 13, 2016, in response to a joint petition of Duke Energy Carolinas and Duke Energy Progress, the PSCSC issued an accounting order for the deferment into a regulatory account of certain costs incurred in connection with federal and state environmental remediation requirements related to the permanent closure of ash basins and other ash storage units at coal-fired generating facilities that have provided or are providing generation to customers located in South Carolina. The decision allows for ash basin closure expenses to be partially offset with excess regulatory liability amounts from the deferral of nuclear decommissioning costs that are collected from South Carolina retail customers and for Duke Energy Progress to offset incurred ash basin closure costs with costs of removal amounts collected from customers. The PSCSC's ruling does not change retail rates or the tariff amounts and in no way limits the PSCSC's ability to challenge the reasonableness of expenditures in subsequent proceedings.
FERC Transmission Return on Equity Complaints
On January 7, 2016, a group of transmission service customers filed a complaint with FERC that the rate of return on equity of 10.2 percent in Duke Energy Carolinas' transmission formula rates is excessive and should be reduced to no higher than 8.49 percent, effective upon the complaint date. On the same date, a similar complaint was filed with FERC claiming that the rate of return on equity of 10.8 percent in Duke Energy Progress' transmission formula rates is excessive and should be reduced to no higher than 8.49 percent, effective upon the complaint date. On April 21, 2016, FERC issued an order which consolidated the cases, set a refund effective date of January 7, 2016, and set the consolidated case for settlement and hearing. On June 14, 2016, Duke Energy Carolinas and Duke Energy Progress reached a settlement agreement in principle to reduce the return on equity for both companies to 10 percent. On August 19, 2016, Duke Energy Carolinas and Duke Energy Progress filed for FERC approval of the settlement agreement. Duke Energy Carolinas and Duke Energy Progress do not expect the potential impact on results of operations, cash flows or financial position to be material.
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
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and estimates a cost to build of $600 million for its share of the facility, including allowance for funds used during construction (AFUDC). The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina (S.C. Court of Appeals) seeking the court's review of the PSCSC's decision, claiming the PSCSC did not properly consider a request related to a proposed solar facility prior to granting approval of the CECPCN. The S.C. Court of Appeals affirmed the PSCSC's decision on February 10, 2016, and on March 24, 2016, denied a request for rehearing filed by SCCL and SACE. On April 21, 2016, SCCL and SACE petitioned the South Carolina Supreme Court for review of the S.C. Court of Appeals decision. Duke Energy Carolinas filed its response on June 13, 2016, and SCCL and SACE filed a reply on June 23, 2016. On September 6, 2016, the Small Business Chamber of Commerce filed a motion for permission to file a brief supporting the environmental intervenors’ position. On September 22, 2016, the South Carolina Supreme Court granted permission for the brief, and allowed Duke Energy Carolinas an opportunity to file a response, which was filed on October 3, 2016. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
South Carolina Rate Case
On July 1, 2016, Duke Energy Progress filed an application with the PSCSC requesting an average 14.5 percent increase in retail revenues. The requested rate change would increase annual revenues by approximately $79 million, with a rate of return on equity of 10.75 percent. The increase is designed to recover the cost of investment in new generation infrastructure, environmental expenditures including allocated historical ash basin closure costs and increased nuclear operating costs. Duke Energy Progress has requested new rates to be effective January 1, 2017. On October 19, 2016, Duke Energy Progress, the ORS and intervenors entered into a settlement agreement that was filed with the PSCSC on the same day. Terms of the settlement agreement include an approximate $56 million increase in revenues over a two-year period. An increase of approximately $38 million in revenues would be effective January 1, 2017, and an increase of approximately $18.5 million in revenues would be effective January 1, 2018. Duke Energy Progress will amortize approximately $18.5 million from the cost of removal reserve in 2017. Other settlement terms include a rate of return on equity of 10.1 percent, agreement to implement nuclear levelization accounting in South Carolina, and ongoing deferral of allocated ash basin closure costs from July 1, 2016, until the next base rate case. The settlement also provides that Duke Energy Progress will not seek an increase in rates in South Carolina to occur prior to 2019, with limited exceptions. A hearing was held on October 31, 2016. Duke Energy Progress cannot predict the outcome of this matter.
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
Duke Energy Progress filed for a Certificate of Public Convenience and Necessity (CPCN) with the NCUC for the new natural gas units on January 15, 2016. On March 28, 2016, the NCUC issued an order approving the CPCN for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. Site preparation activities are underway and construction of these plants is scheduled to begin in early 2017. The plants are expected to be in service by late 2019. Duke Energy Progress plans to file for future approvals related to the proposed solar generation and pilot battery storage project.
On May 27, 2016, N.C. Waste Awareness and Reduction Network (NC WARN) and The Climate Times filed a notice of appeal from the CPCN order to the N.C. Court of Appeals. On May 31, 2016, Duke Energy Progress filed a motion to dismiss the notice of appeal with the NCUC due to NC WARN's and The Climate Times' failure to post a required appeal bond. After a series of filings, an NCUC order, petitions to the N.C. Court of Appeals and an evidentiary hearing, on July 8, 2016, the NCUC issued an order setting NC WARN's and The Climate Times' appeal bond at $98 million. On July 28, 2016, NC WARN and The Climate Times filed a notice of appeal and exceptions from the NCUC's July 8, 2016, appeal bond order. On August 2, 2016, the NCUC granted Duke Energy Progress' motion to dismiss NC WARN's and The Climate Times' notice of appeal from the CPCN order due to failure to post the requisite bond. On August 18, 2016, NC WARN and The Climate Times filed a petition with the N.C. Court of Appeals seeking appellate review of the NCUC’s CPCN order, the July 8, 2016, appeal bond order and the August 2, 2016, order dismissing their notice of appeal, which the N.C. Court of Appeals denied on September 6, 2016. On September 19, 2016, the NCUC granted Duke Energy Progress' motion to dismiss NC WARN's and The Climate Times' subsequent appeal of the second bond order dated July 28, 2016, and NC WARN's and The Climate Times' subsequent appeal of the CPCN order and dismissal order dated August 18, 2016. On October 17, 2016, NC WARN and The Climate Times filed another petition for review with the N.C. Court of Appeals asking the court to reverse the CPCN order, the second bond order and the dismissal of their first and second notices of appeal as to the CPCN order. Duke Energy Progress cannot predict the outcome of this matter.
The carrying value of the 376 MW Asheville coal-fired plant, including associated ash basin closure costs, of $562 million and $548 million are included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, respectively.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Florida
Hines Chiller Uprate Project
On May 20, 2016, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirement for a Chiller Uprate Project (Uprate Project) at the Hines station. Duke Energy Florida proposed to complete the Uprate Project in two phases: Phase one to include work on Hines Units 1-3 and common equipment, to be placed in service during October 2016; and Phase two work on Hines Unit 4 to be placed in service during January 2017. The final combined construction cost estimate for both phases of approximately $150 million is below the cost estimate provided during the need determination proceeding. Duke Energy Florida estimated an annual retail revenue requirement for Phase one and Phase two of approximately $17 million and $3 million, respectively. On August 29, 2016, the FPSC approved the Phase one revenue requirement to be effective in customer rates in November 2016. However, Duke Energy Florida made filings with the FPSC in October 2016 to remove the Uprate Project from customer rates because a portion of the common equipment required for either phase to be considered in-service will not be completed as expected. Duke Energy Florida is evaluating the potential impact to cost estimates related to the delay of the project. Duke Energy Florida will file for recovery of the costs associated with the Uprate Project at a later date. Duke Energy Florida cannot predict the outcome of this matter.
Purchase of Osprey Energy Center
In December 2014, Duke Energy Florida and Osprey Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), entered into an Asset Purchase and Sale Agreement for the purchase of a 599 MW combined-cycle natural gas plant in Auburndale, Florida (Osprey Plant acquisition) for approximately $166 million. In July 2015, the FERC and the FPSC issued separate orders of approval for the Osprey Plant acquisition. The Hart-Scott-Rodino waiting period expired on May 2, 2016. Closing of the acquisition is expected to occur in January 2017, upon the expiration of an existing Power Purchase Agreement between Calpine and Duke Energy Florida. In anticipation of closing, on August 29, 2016, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirements for the Osprey Plant acquisition to be included in customer bills beginning in February 2017. Duke Energy Florida estimates the retail revenue requirements for the Osprey acquisition to be approximately $48 million. On November 1, 2016, the FPSC approved the Osprey Plant acquisition and the petition to include the revenue requirements in base rates.
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
See Notes 6 and 13 for additional information.
Duke Energy Ohio
Base Rate Case
In connection with Duke Energy Ohio’s deployment of SmartGrid network, consisting of investments in AMI and distribution automation, a rider was established to recover these investments and return expected savings to customers. A stipulation in establishing this rider was approved by the PUCO in 2012, whereby Duke Energy Ohio committed to filing a base electric distribution case within one year of full deployment of SmartGrid. On October 22, 2015, PUCO staff concluded that full deployment had occurred thereby, absent relief by the PUCO, Duke Energy Ohio would be required to file a base electric rate case proceeding no later than October 22, 2016. A number of proceedings have been initiated by the PUCO related to continued development of retail markets in Ohio including questions related to demand-side management, time-differentiated pricing and AMI that would impact such a base rate filing. On September 15, 2016, Duke Energy Ohio requested the PUCO approve a waiver of the condition in the 2012 stipulation to file a base rate case. On September 22, 2016, the Office of the Ohio Consumers' Counsel filed an objection to the waiver request and, on October 12, 2016, PUCO Staff filed a reply proposing a filing date no later than July 21, 2017. Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. The proposed project involves the installation of a natural gas line and is estimated to cost between $86 million and $110 million, excluding AFUDC. On September 13, 2016, Duke Energy Ohio filed with the Ohio Power Siting Board for approval of one of two proposed routes. If approved, construction of the pipeline extension is expected to be completed by early 2019.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Advanced Metering Infrastructure
On April 25, 2016, Duke Energy Kentucky filed with the KPSC an application for approval of a CPCN for the construction of AMI. Duke Energy Kentucky anticipates that the estimated $49 million project, if approved, will take about two years to complete. Duke Energy Kentucky also requested approval to establish a regulatory asset of approximately $10 million for the remaining book value of existing meter equipment and inventory that will be replaced. On July 20, 2016, the Kentucky Attorney General, the only intervenor in the proceeding, moved to dismiss the application. Duke Energy Kentucky filed its opposition to the Kentucky Attorney General's motion to dismiss on July 27, 2016. On September 28, 2016, the KPSC denied the Kentucky Attorney General's motion to dismiss and granted Duke Energy Kentucky's motion to file rebuttal testimony. An evidentiary hearing is scheduled for December 1, 2016. Duke Energy Kentucky cannot predict the outcome of this matter.
Accelerated Natural Gas Service Line Replacement Rider
On January 20, 2015, Duke Energy Ohio filed an application for approval of an accelerated natural gas service line replacement program (ASRP). Under the ASRP, Duke Energy Ohio proposed to replace certain natural gas service lines on an accelerated basis over a 10-year period. Duke Energy Ohio also proposed to complete preliminary survey and investigation work related to natural gas service lines that are customer owned and for which it does not have valid records and, further, to relocate interior natural gas meters to suitable exterior locations where such relocation can be accomplished. Duke Energy Ohio's current projected total capital and operations and maintenance expenditures under the ASRP is approximately $240 million. The filing also sought approval of Rider ASRP to recover related expenditures. Duke Energy Ohio proposed to update Rider ASRP on an annual basis. Intervenors opposed the ASRP, primarily because they believe the program is neither required nor necessary under federal pipeline regulation. On October 26, 2016, the PUCO issued an order denying the proposed ASRP. The PUCO did, however, encourage Duke Energy Ohio to work with the PUCO Staff and intervenors to identify a reasonable solution for the risks attributed to service line leaks caused by corrosion. Duke Energy Ohio is currently evaluating the order.
Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. After a comment period, the PUCO approved Duke Energy Ohio’s application, but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed to by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor on July 8, 2015. On January 6, 2016, Duke Energy Ohio and PUCO Staff entered into a stipulation pending PUCO approval, resolving the issues related to, among other things, performance incentives and the PUCO Staff audit of 2013 costs. Based on the stipulation, in December 2015, Duke Energy Ohio re-established approximately $20 million of revenues that had been reversed in the second quarter of 2015. On October 26, 2016, the PUCO issued an order approving the stipulation without modification.
2012 Natural Gas Rate Case/Manufactured Gas Plant Cost Recovery
On November 13, 2013, the PUCO issued an order (PUCO order) approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former manufactured gas plant (MGP) sites. The PUCO order also authorized Duke Energy Ohio to continue deferring MGP environmental investigation and remediation costs incurred subsequent to 2012, and to submit annual filings to adjust the MGP rider for future costs. Intervening parties appealed this decision to the Ohio Supreme Court and that appeal remains pending. Oral argument is scheduled for February 28, 2017. Investigation and remediation expenses at these MGP sites that have not been collected through the MGP rider are approximately $101 million and are recorded as Regulatory assets on Duke Energy Ohio's Condensed Consolidated Balance Sheet as of September 30, 2016.
The PUCO order also contained deadlines for completing the MGP environmental investigation and remediation costs at the MGP sites. For the property known as the East End site the PUCO order established a deadline of December 31, 2016. As of September 30, 2016, $46 million of the regulatory asset represents future remediation cost expected to be incurred at the East End site after 2016. The PUCO order authorized Duke Energy Ohio to seek to extend these deadlines due to certain circumstances. On May 16, 2016, Duke Energy Ohio filed an application to extend the deadline for cost recovery applicable to the East End site. The PUCO set a procedural schedule for filing comments on the application and associated replies for November 23, 2016, and December 2, 2016, respectively.
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
Duke Energy Ohio had a recorded liability for its exit obligation and share of MTEP costs, excluding MVP, of $91 million and $92 million, respectively, at September 30, 2016 and December 31, 2015, within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of September 30, 2016 and December 31, 2015, Duke Energy Ohio had $72 million recorded in Regulatory assets on the Condensed Consolidated Balance Sheets.

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
Duke Energy Indiana
Coal Combustion Residual Plan
On March 17, 2016, Duke Energy Indiana filed with the IURC a request for approval of its first group of federally mandated Coal Combustion Residual (CCR) rule compliance projects (Phase I CCR Compliance Projects) to comply with the U.S. Environmental Protection Agency's (EPA) CCR rule. The projects in this Phase I filing are CCR compliance projects, including the conversion of Cayuga and Gibson Stations to dry bottom ash handling and related water treatment. Duke Energy Indiana has requested timely recovery of approximately $380 million in retail capital costs and incremental operating and maintenance costs under a federal mandate tracker which provides for timely recovery of 80 percent of such costs and deferral with carrying costs of 20 percent of such costs for recovery in a subsequent retail base rate case. An evidentiary hearing is scheduled for February 2017. Duke Energy Indiana cannot predict the outcome of this matter.
Edwardsport Integrated Gasification Combined Cycle Plant
On November 20, 2007, the IURC granted Duke Energy Indiana a CPCN for the construction of the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. (collectively, the Joint Intervenors) were intervenors in several matters related to the Edwardsport IGCC Plant. The Edwardsport IGCC Plant was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC Plant are recovered from retail electric customers via a tracking mechanism (IGCC rider).
The ninth semi-annual IGCC rider order was appealed by the Joint Intervenors. The proceeding has been remanded to the IURC for further proceedings and additional findings on the tax in-service issue. An evidentiary hearing was held on September 13, 2016, and an order is expected by early 2017. Duke Energy Indiana cannot predict the outcome of this matter.
The 11th through 15th semi-annual IGCC riders and a subdocket to Duke Energy Indiana's fuel adjustment clause were approved by the IURC as part of an August 2016 settlement agreement. Issues in these filings included the determination whether the IGCC plant was properly declared in-service for ratemaking purposes in June 2013 and a review of the operational performance of the plant. On September 17, 2015, Duke Energy Indiana, the Office of Utility Consumer Counselor, the Industrial Group and Nucor Steel Indiana reached a settlement agreement to resolve these pending issues. On January 15, 2016, The Citizens Action Coalition of Indiana, Inc., Sierra Club, Save the Valley and Valley Watch joined a revised settlement (IGCC settlement). The IGCC settlement resulted in customers not being billed for previously incurred operating costs of $87.5 million, and for additional Duke Energy Indiana payments and commitments of $5.5 million for attorneys’ fees and amounts to fund consumer programs. Attorneys’ fees and expenses for the new settling parties will be addressed in a separate proceeding. Duke Energy Indiana recognized pretax impairment and related charges of $93 million in 2015. Additionally, under the IGCC settlement, the recovery of operating and maintenance expenses and ongoing maintenance capital at the plant are subject to certain caps during the years of 2016 and 2017. The IGCC settlement also includes a commitment to either retire or stop burning coal by December 31, 2022, at the Gallagher Station. Pursuant to the IGCC settlement, the in-service date used for accounting and ratemaking will remain as June 2013. Remaining deferred costs will be recovered over eight years and not earn a carrying cost. On August 24, 2016, the IURC approved the settlement in full with no changes or conditions. The order was not appealed and the proceeding is concluded. As of September 30, 2016, deferred costs related to the project are approximately $184 million. Under the IGCC settlement, future IGCC riders will be filed annually, rather than every six months, with the next filing scheduled for first quarter 2017.
FERC Transmission Return on Equity Complaint
Customer groups have filed with FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The latest complaint, filed on February 12, 2015, claims the base rate of return on equity should be reduced to 8.67 percent and requests a consolidation of complaints. The motion to consolidate complaints was denied. On January 5, 2015, FERC issued an order accepting the MISO transmission owners' 0.50 percent adder to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. A hearing in the base return on equity proceeding was held in August 2015. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which he set the base rate of return on equity at 10.32 percent. On September 28, 2016, the Initial Decision in the first complaint was affirmed by FERC. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.70 percent. The Initial Decision in the second complaint is pending FERC review. Duke Energy Indiana currently believes these matters will not have a material impact on its results of operations, cash flows and financial position.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Grid Infrastructure Improvement Plan
On August 29, 2014, pursuant to a new statute, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. The plan also provided for cost recovery through a transmission and distribution rider (T&D Rider). In May 2015, the IURC denied the original proposal due to an insufficient level of detailed projects and cost estimates in the plan. On December 7, 2015, Duke Energy Indiana filed a revised infrastructure improvement plan with an estimated cost of $1.8 billion in response to guidance from IURC orders and the Indiana Court of Appeals decisions related to this new statute. The revised plan uses a combination of advanced technology and infrastructure upgrades to improve service to customers and provide them with better information about their energy use. It also provides for cost recovery through a T&D Rider. In March 2016, Duke Energy Indiana entered into a settlement with all parties to the proceeding except the Citizens Action Coalition of Indiana, Inc. The settlement agreement decreased the capital expenditures eligible for timely recovery of costs in the seven-year plan to approximately $1.4 billion, including the removal of an AMI project. Under the settlement, the return on equity to be used in the T&D Rider is 10 percent. The IURC approved the settlement and issued a final order on June 29, 2016. The order was not appealed, and the proceeding is concluded.
The settlement also provided for deferral accounting for depreciation and post-in-service carrying costs for AMI projects outside the seven-year plan. Duke Energy Indiana withdrew its request for a regulatory asset for current meters and will retain any savings associated with future AMI installation until the next retail base rate case, which is required to be filed prior to the end of the seven-year plan. During the third quarter of 2016, Duke Energy Indiana decided to implement the AMI project. This decision resulted in a pretax impairment charge related to existing or non-AMI meters of approximately $8 million for the three and nine months ended September 30, 2016, based in part on the requirement to file a base rate case in 2022 under the approved T&D Rider plan. As of September 30, 2016, Duke Energy Indiana's remaining net book value of non-AMI meters is approximately $48 million and will be depreciated through 2022. In the event that Duke Energy Indiana were to file a base rate case earlier than 2022, it may result in additional impairment charges.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and Southern Company Gas, formerly AGL Resources Inc., announced the formation of a company, ACP, to build and own the proposed Atlantic Coast Pipeline (the pipeline), a 564-mile interstate natural gas pipeline. The pipeline is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will build and operate the pipeline and originally owned a 45 percent ownership percentage in ACP. Duke Energy owned a 40 percent ownership interest in ACP through its Commercial Portfolio segment. Piedmont owned 10 percent and the remaining share was owned by Southern Company Gas.
On October 3, 2016, Duke Energy and Piedmont completed a merger transaction that resulted in Piedmont becoming a wholly owned subsidiary of Duke Energy. In connection with this transaction, and pursuant to terms of the ACP partnership agreement, Piedmont transferred 3 percent of its interest in ACP to Dominion in exchange for approximately $14 million. As a result of this transfer, Dominion maintains a leading ownership percentage of 48 percent and Duke Energy has a combined ownership percentage of 47 percent. See Note 2 for additional information related to Duke Energy's acquisition of Piedmont.
Duke Energy Carolinas and Duke Energy Progress, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. In August 2016, FERC issued a Notice of Schedule indicating a final Environmental Impact Statement (EIS) will be issued by June 30, 2017. FERC approval of the application is expected within 90 days of the issuance of the final EIS. Construction is projected to begin once FERC approval is received with a targeted in-service date in the second half of 2019. ACP executed a construction agreement in September 2016 and is working with various agencies to develop the final pipeline route. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers, including Duke Energy Carolinas and Duke Energy Progress.
Sabal Trail Transmission, LLC Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest from Spectra Energy in the proposed 500-mile Sabal Trail natural gas pipeline. Spectra Energy will continue to own 59.5 percent of the Sabal Trail pipeline and NextEra Energy will own the remaining 33 percent. The Sabal Trail pipeline will traverse Alabama, Georgia and Florida to meet rapidly growing demand for natural gas in those states. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the Sabal Trail pipeline. The Sabal Trail pipeline has received regulatory approvals and initiated construction of the pipeline with an expected in-service date in mid-2017.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Following the closing of the merger, outside counsel reviewed Duke Energy’s mitigation plan and discovered a technical error in the calculations. On December 6, 2013, Duke Energy submitted a filing to FERC disclosing the error and arguing that no additional mitigation is necessary. The city of New Bern filed a protest and requested that FERC order additional mitigation. On October 29, 2014, FERC ordered that the amount of the stub mitigation be increased from 25 MW to 129 MW. The stub mitigation is Duke Energy’s commitment to set aside for third parties a certain quantity of firm transmission capacity from Duke Energy Carolinas to Duke Energy Progress during summer off-peak hours. The FERC also ordered that Duke Energy operate certain phase shifters to create additional import capability and that such operation be monitored by an independent monitor. The costs to comply with this order are not material. FERC also referred Duke Energy’s failure to expressly designate the phase shifter reactivation as a mitigation project in the original mitigation plan filing in March 2012 to the FERC Office of Enforcement for further inquiry. In response, and since December 2014, the FERC Office of Enforcement has been conducting a nonpublic investigation of Duke Energy's market power analyses included in the Progress merger filings submitted to FERC. Duke Energy cannot predict the outcome of this investigation.
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years), and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in Florida and Indiana earlier than their current estimated useful lives because these facilities do not have the requisite emission control equipment, primarily to meet EPA regulations recently approved or proposed.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2016.

		Remaining Net
	Capacity	Book Value(a)
	(in MW)	(in millions)
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2	873	123
Duke Energy Indiana
Wabash River Unit 6(b)	318	33
Gallagher Units 2 and 4(c)	280	137
Total Duke Energy	1,471	293

(a)	Remaining net book value amounts exclude any capitalized asset retirement costs.

(b)
In April 2016, Wabash River 6 terminated coal burning operations and is targeted for retirement by the end of 2016. The total net book value of $90 million for the retail portion of Wabash River Unit 6 and the retail portion of capitalized asset retirement costs for Wabash River Units 2 through 6 is classified as Generation facilities to be retired, net on Duke Energy Indiana's Condensed Consolidated Balance Sheet at September 30, 2016.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the settlement of Edwardsport IGCC matters.
On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule regulating carbon dioxide (CO2) emissions from existing fossil fuel-fired electric generating units. The CPP establishes CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired electric generation units. Under the CPP, states were required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016. States that receive an extension must submit a final completed plan to the EPA by September 6, 2018. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the final CPP have been filed by stakeholders. On February 9, 2016, the U.S. Supreme Court issued a stay of the final CPP rule, halting implementation until legal challenges are resolved. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, which may result in the retirement of coal-fired generation plants earlier than the current end of useful lives. Duke Energy continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured.
Refer to the “Western Carolinas Modernization Plan” discussion above for details of Duke Energy Progress' planned retirements.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Remediation Activities
In addition to Asset Retirement Obligations (AROs) recorded as a result of various environmental regulations, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined at all sites. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Nine Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at beginning of period	$97	$10	$17	$3	$14	$54	$12
Provisions/adjustments	34	5	5	2	3	6	20
Cash reductions	(12)	(4)	(6)	(2)	(4)	(1)	(2)
Balance at end of period	$119	$11	$16	$3	$13	$59	$30

	Nine Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at beginning of period	$97	$10	$17	$5	$12	$54	$10
Provisions/adjustments	4	—	3	—	3	1	3
Cash reductions	(4)	—	(2)	(1)	(1)	(1)	(1)
Balance at end of period	$97	$10	$18	$4	$14	$54	$12
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$69
Duke Energy Carolinas	22
Duke Energy Ohio	36
Duke Energy Indiana	7
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
The North Carolina Department of Environmental Quality (NCDEQ) has historically assessed Duke Energy Carolinas and Duke Energy Progress with Notices of Violations (NOV) for violations that were most often resolved through satisfactory corrective actions and minor, if any, fines or penalties. Subsequent to the Dan River ash release, Duke Energy Carolinas and Duke Energy Progress have been served with a higher level of NOVs, including assessed penalties for violations at L.V. Sutton Plant and Dan River Steam Station. These assessed penalties were unprecedented and inconsistent with historic enforcement practices of the NCDEQ. Based on historic practices, the expected liability of any existing NOVs would not be material. Duke Energy Carolinas and Duke Energy Progress cannot predict whether the NCDEQ will assess future penalties related to existing unresolved NOVs and if such penalties would be material.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

See "NCDEQ Notices of Violation" section below for additional discussion.
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
On March 5, 2015, shareholder Judy Mesirov filed a shareholder derivative complaint (Mesirov Complaint) in North Carolina state court. The lawsuit, styled Mesirov v. Good, is similar to the consolidated derivative action pending in Delaware Chancery Court and was filed against the same current directors and former directors and officers as the Delaware litigation. Duke Energy Corporation, Duke Energy Progress and Duke Energy Carolinas are named as nominal defendants. The Mesirov Complaint alleges that the Duke Energy Board of Directors was aware of Clean Water Act (CWA) compliance issues and failures to maintain structures in ash basins, but that the Board of Directors did not require Duke Energy Carolinas and Duke Energy Progress to take action to remedy deficiencies. The Mesirov Complaint further alleges that the Board of Directors sanctioned activities to avoid compliance with the law by allowing improper influence of the NCDEQ to minimize regulation and by opposing previously anticipated citizen suit litigation. The Mesirov Complaint seeks corporate governance reforms and damages relating to costs associated with the Dan River release, remediation of ash basins that are out of compliance with the CWA and defending and payment of fines, penalties and settlements relating to criminal and civil investigations and lawsuits. The case was stayed until July 1, 2016. On July 5, 2016, the plaintiff filed a Notice of Voluntary Dismissal Without Prejudice, closing this matter.
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
On October 30, 2015, shareholder Saul Bresalier filed a shareholder derivative complaint (Bresalier Complaint) in the U.S. District Court for the District of Delaware. The lawsuit alleges that several current and former Duke Energy officers and directors (Bresalier Defendants) breached their fiduciary duties in connection with coal ash environmental issues, the post-merger change in Chief Executive Officer (CEO) and oversight of political contributions. Duke Energy is named as a nominal defendant. The Bresalier Complaint contends that the Demand Review Committee failed to appropriately consider the shareholder’s earlier demand for litigation and improperly decided not to pursue claims against the Bresalier Defendants. The Bresalier Defendants filed a Motion to Dismiss the Bresalier litigation on January 15, 2016. In lieu of a response to the Motion to Dismiss, the plaintiff filed a Motion to Convert the Bresalier Defendants' Motion to Dismiss into a Motion for Summary Judgment and also for limited discovery. Following a hearing on June 15, 2016, the court denied the plaintiff's Motion to Convert and is requiring the parties to complete briefing on the Bresalier Defendants' Motion to Dismiss. On July 29, 2016, the Bresalier Defendants filed an Amended Motion to Dismiss. As discussed below, an agreement-in-principle has been reached to settle the merger related claims in the Bresalier Complaint.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Progress Energy Merger Shareholder Litigation
On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation (Merger Chancery Litigation). The lawsuit names as defendants the 11 members of the Board of Directors who were also members of the pre-merger Board of Directors (Legacy Duke Energy Directors). Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The Legacy Duke Energy Directors have reached an agreement-in-principle to settle the Merger Chancery Litigation, conditioned on dismissal as well of the Tansey v. Rogers, et al case and the merger related claims in the Bresalier Complaint discussed above, for a total of $27 million. The entire settlement amount is to be funded by insurance. The settlement amount, less court-approved attorney fees, will be payable to Duke Energy. The settlement is subject to the execution of definitive settlement documents and court approval.
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
In February 2008, a group of individual plaintiffs filed suit against DEIGP, the State of São Paulo and the Brazilian electricity regulatory agency claiming that DEIGP failed to comply with its alleged obligation to expand installed generation capacity in the state of São Paulo by 15 percent. The lawsuit was dismissed as procedurally defective by the first instance federal court in São Paulo. On December 15, 2010, plaintiffs filed an appeal of the first instance court dismissal order. On September 23, 2016, in a split decision, three appellate court judges voted to reverse the first instance court decision. Due to the split decision, a review by an expanded five-judge panel has been scheduled for November 10, 2016. If the first instance court decision is reversed, the case will be remanded for continuation of the originally filed proceedings. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.
Pursuant to the Brazil PSA, Duke Energy will not retain any liability for this matter after the closing of the sale. See Note 2 for additional information regarding the Brazil PSA.
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
Pursuant to the Brazil PSA, Duke Energy will not retain any liability for this matter after the closing of the sale. See Note 2 for additional information regarding the Brazil PSA.
Duke Energy Carolinas and Duke Energy Progress
NCDEQ Notices of Violation
In August 2014, the NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' L.V. Sutton Plant. On March 10, 2015, the NCDEQ issued a civil penalty of approximately $25 million to Duke Energy Progress for environmental damages related to the groundwater contamination at the L.V. Sutton Plant. On April 9, 2015, Duke Energy Progress filed a Petition for Contested Case hearing in the Office of Administrative Hearings. In February 2015, the NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' Asheville Plant. Duke Energy Progress responded to the NCDEQ regarding this NOV.
On September 29, 2015, Duke Energy Progress and Duke Energy Carolinas entered into a settlement agreement with the NCDEQ resolving all former, current and future groundwater penalties at all Duke Energy Carolinas and Duke Energy Progress coal facilities in North Carolina. Under the agreement, Duke Energy Progress paid approximately $6 million and Duke Energy Carolinas paid approximately $1 million. In addition to these payments, Duke Energy Progress and Duke Energy Carolinas will accelerate remediation actions at the Sutton, Asheville, Belews Creek and H.F. Lee plants. The ALJ entered a consent order resolving the contested case relating to the Sutton Plant and the NCDEQ rescinded the NOVs relating to alleged groundwater violations at both the Sutton and Asheville plants.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On October 13, 2015, the Southern Environmental Law Center (SELC), representing multiple conservation groups, filed a lawsuit in North Carolina Superior Court seeking judicial review of the order approving the settlement agreement with the NCDEQ. The conservation groups contend that the ALJ exceeded his statutory authority in approving a settlement that provided for past, present, and future resolution of groundwater issues at facilities which were not at issue in the penalty appeal. On December 18, 2015, Duke Energy Carolinas and Duke Energy Progress filed a Motion to Dismiss the complaint. On February 12, 2016, the ALJ entered a new order clarifying that the dismissal of the contested case only applied to the specific issues before the ALJ in the Petition for Contested Case. On March 10, 2016, the court dismissed the SELC lawsuit based on the ALJ's entry of the new order.
On February 8, 2016, the NCDEQ assessed a penalty of approximately $6.8 million, including enforcement costs, against Duke Energy Carolinas related to storm water pipes and associated discharges at the Dan River Steam Station. Duke Energy Carolinas recorded a charge in December 2015 for this penalty. In March 2016, Duke Energy Carolinas filed an appeal of this penalty. On September 23, 2016, Duke Energy Carolinas entered into a settlement agreement with the NCDEQ, without admission of liability, under which Duke Energy Carolinas agreed to a payment of $6 million to resolve allegations underlying the asserted civil penalty related to the Dan River coal ash release and a March 4, 2016, NOV alleging unpermitted discharges at the facility.
NCDEQ State Enforcement Actions
In the first quarter of 2013, SELC sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged CWA violations from coal ash basins at two of their coal-fired power plants in North Carolina. The NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The cases have been consolidated and are being heard before a single judge.
On August 16, 2013, the NCDEQ filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina, alleging violations of the CWA and violations of the North Carolina groundwater standards. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. SELC is representing several environmental groups who have been permitted to intervene in these cases.
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
On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations at the Sutton Plant. On June 9, 2014, the court granted Duke Energy Progress' request to dismiss the groundwater claims but rejected its request to dismiss the surface water claims. In response to a motion filed by the SELC on August 1, 2014, the court modified the original order to dismiss only the plaintiff's federal law claim based on hydrologic connections at Sutton Lake. The claims related to the alleged state court violations of the permits are back in the case. On August 26, 2015, the court suspended the proceedings until further order from the court. The proceedings remain stayed as the parties negotiate a settlement with SELC subsequent to the court granting summary judgment in the state enforcement litigation.
On September 3, 2014, three citizen suits were filed by various environmental groups: (i) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Cape Fear Plant; (ii) in the United States Court for the Eastern District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the H.F. Lee Plant; and (iii) in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Buck Steam Station. Motions to Stay or Dismiss the proceedings were filed in each of the three cases. The proceedings related to Cape Fear and H.F. Lee were dismissed on June 8, 2016, closing these matters. On October 20, 2015, the court issued an order denying the motions to stay or dismiss in the Buck proceedings. Duke Energy Carolinas' motion seeking appellate review of the District Court's decision relating to Buck was denied on January 29, 2016. Based on Duke Energy’s announcement that it will beneficially recycle ash at the Buck Steam Station, Duke Energy Carolinas reached an agreement with the environmental groups to settle the Buck Steam Station proceeding on September 28, 2016.
On June 13, 2016, the Roanoke River Basin Association filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss the complaint.
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
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Potential Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from the NCDEQ advising them not to drink water from the private wells on their land tested by the NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services (DHHS). The criteria, in some cases, are considerably more stringent than federal drinking water standards established to protect human health and welfare. The North Carolina Coal Ash Management Act of 2014, as amended, (Coal Ash Act) requires additional groundwater monitoring and assessments for each of the 14 coal-fired plants in North Carolina, including sampling of private water supply wells. The data gathered through these Comprehensive Site Assessments (CSAs) will be used by the NCDEQ to determine whether the water quality of these private water supply wells has been adversely impacted by the ash basins. Duke Energy has submitted CSAs documenting the results of extensive groundwater monitoring around coal ash basins at all 14 of the plants with coal ash basins. Generally, the data gathered through the installation of new monitoring wells and soil and water samples across the state have been consistent with historical data provided to state regulators over many years. The DHHS and the NCDEQ sent follow-up letters on October 15, 2015, to residents near coal ash basins who have had their wells tested, stating that private well samplings at a considerable distance from coal ash impoundments, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium which leads investigators to believe these constituents are naturally occurring. In March 2016, DHHS rescinded the advisories.
Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties have agreed to a two-phased mediation. The first phase took place on October 26, 2016, with the second phase scheduled for November 17, 2016.
It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with the claims made by residents.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2016, there were 120 asserted claims for non-malignant cases with the cumulative relief sought of up to $32 million, and 78 asserted claims for malignant cases with the cumulative relief sought of up to $14 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $512 million at September 30, 2016 and $536 million at December 31, 2015. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $814 million in excess of the self-insured retention. Receivables for insurance recoveries were $567 million at September 30, 2016 and $599 million at December 31, 2015. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration. Following a ruling on the motion for reconsideration, the plaintiffs will have 30 days to file an appeal.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. In November 2014, Westinghouse filed a Motion for Partial Judgment on the pleadings, which was denied on March 30, 2015. On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. On September 29, 2016, the court issued its ruling on the parties' respective Motions for Summary Judgment. The court ruled in favor of Westinghouse on a $30 million termination fee claim. The court dismissed Duke Energy Florida's $54 million refund claim, however the court stated that Duke Energy Florida could use the refund claim to offset any damages for termination costs. Westinghouse's claim for termination costs is unaffected by this ruling and continues to trial. On October 11, 2016, in a pre-trial filing, Westinghouse reduced its claim for termination costs from $482 million to $424 million. The trial concluded on October 21, 2016, and the court will issue a ruling following the parties submitting post-trial briefs. There is no set timetable for the court to issue a decision on the merits of the case.
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
During 2015, the parties received preliminary court approval of a settlement agreement. Duke Energy Ohio included a litigation reserve of $81 million in Other within Current Liabilities on the Consolidated Balance Sheet at December 31, 2015. Duke Energy Ohio recognized a pretax charge of $81 million in (Loss) Income from Discontinued Operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2015. The settlement agreement was approved at a federal court hearing on April 19, 2016.
W.C. Beckjord Fuel Release
On August 18, 2014, approximately 9,000 gallons of fuel oil were inadvertently discharged into the Ohio River during a fuel oil transfer at the W.C. Beckjord generating station. The Ohio Environmental Protection Agency (Ohio EPA) issued a NOV related to the discharge. Duke Energy Ohio is cooperating with the Ohio EPA, the EPA and the U.S. Attorney for the Southern District of Ohio. No NOV has been issued by the EPA and no penalty has been assessed. Total repair and remediation costs related to the release were not material. Other costs related to the release, including state or federal civil or criminal enforcement proceedings, are not expected to be material to Duke Energy Ohio.
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

(in millions)	September 30, 2016	December 31, 2015
Reserves for Legal Matters
Duke Energy	$110	$166
Duke Energy Carolinas	11	11
Progress Energy	54	54
Duke Energy Progress	8	6
Duke Energy Florida	30	31
Duke Energy Ohio	5	80
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
Piedmont Acquisition Financing
In August 2016, Duke Energy issued $3.75 billion of senior unsecured notes in three separate series. The net proceeds were used to finance a portion of the Piedmont acquisition. The $4.9 billion Bridge Facility was terminated following the issuance of this debt. See Note 2 for additional information on the Piedmont acquisition.
Solar Facilities Financing
In August 2016, Emerald State Solar, LLC, an indirect wholly owned subsidiary of Duke Energy, entered into a portfolio financing of approximately 22 North Carolina Solar facilities. The $333 million term loan facility consists of Tranche A of $228 million secured by substantially all the assets of the solar facilities and Tranche B of $105 million secured by an Equity Contribution Agreement with Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures related to the Emerald State Solar, LLC portfolio. The initial interest rate on the loans was six months London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.75 percent plus a 0.125 percent increase every three years thereafter. In connection with this debt issuance, Emerald State Solar, LLC entered into two interest rate swaps to convert the substantial majority of the loan interest payments from variable rates to fixed rates of approximately 1.81 percent for Tranche A and 1.38 percent for Tranche B, plus the applicable margin. See Note 10 for further information on the notional amounts of the interest rate swaps.
Nuclear Asset-Recovery Bonds
In June 2016, DEFPF issued $1,294 million of nuclear asset-recovery bonds and used the proceeds to acquire nuclear asset-recovery property from its parent, Duke Energy Florida. The nuclear asset-recovery bonds are payable only from and secured by the nuclear asset-recovery property. DEFPF is consolidated for financial reporting purposes; however, the nuclear asset-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, Duke Energy Florida or any of its affiliates other than DEFPF. The assets of DEFPF, including the nuclear asset-recovery property, are not available to pay creditors of Duke Energy Florida or any of its affiliates. Duke Energy Florida used the proceeds from the sale to repay short-term borrowings under the intercompany money pool borrowing arrangement and make an equity distribution of $649 million to the ultimate parent, Duke Energy (Parent), which repaid short-term borrowings. See Notes 4 and 13 for additional information.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2016
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Unsecured
April 2016(a)	April 2023	2.875%	$350	$350	$—	$—	$—	$—	$—
August 2016	September 2021	1.800%	750	750	—	—	—	—	—
August 2016	September 2026	2.650%	1,500	1,500	—	—	—	—	—
August 2016	September 2046	3.750%	1,500	1,500	—	—	—	—	—
First Mortgage Bonds
March 2016(b)	March 2023	2.500%	500	—	500	—	—	—	—
March 2016(b)	March 2046	3.875%	500	—	500	—	—	—	—
May 2016(c)	May 2046	3.750%	500	—	—	—	—	—	500
June 2016(b)	June 2046	3.700%	250	—	—	—	—	250	—
September 2016(d)	October 2046	3.400%	600	—	—	—	600	—	—
September 2016(b)	October 2046	3.700%	450	—	—	450	—	—	—
Secured Debt
June 2016(e)	March 2020	1.196%	183	—	—	—	183	—	—
June 2016(e)	September 2022	1.731%	150	—	—	—	150	—	—
June 2016(e)	September 2029	2.538%	436	—	—	—	436	—	—
June 2016(e)	March 2033	2.858%	250	—	—	—	250	—	—
June 2016(e)	September 2036	3.112%	275	—	—	—	275	—	—
August 2016	June 2034	2.747%	228	—	—	—	—	—	—
August 2016	June 2020	2.747%	105	—	—	—	—	—	—
Total issuances			$8,527	$4,100	$1,000	$450	$1,894	$250	$500

(a)	Proceeds were used to pay down outstanding commercial paper and for general corporate purposes.

(b)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

(c)	Proceeds were used to repay $325 million of unsecured debt due June 2016, $150 million of first mortgage bonds due July 2016 and for general corporate purposes.

(d)
Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance, to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

(e)	The nuclear asset-recovery bonds are sequential pay amortizing bonds. The maturity date above represents the scheduled final maturity date for the bonds.

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

(in millions)	Maturity Date	Interest Rate	September 30, 2016
Unsecured Debt
Duke Energy (Parent)	November 2016	2.150%	$500
Duke Energy (Parent)	April 2017	1.034%	400
Duke Energy(a)	May 2017	15.681%	56
Duke Energy (Parent)	August 2017	1.625%	700
Secured Debt
Duke Energy	June 2017	2.155%	45
First Mortgage Bonds
Duke Energy Carolinas	December 2016	1.750%	350
Duke Energy Progress	March 2017	1.035%	250
Duke Energy Florida	September 2017	5.800%	250
Tax-exempt Bonds
Duke Energy Carolinas	February 2017	3.600%	77
Other(b)			573
Current maturities of long-term debt			$3,201

(a)	The interest rate includes country-specific risk premiums.

(b)	Includes capital lease obligations, amortizing debt and small bullet maturities.
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

	September 30, 2016
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(a)	$7,500	$3,400	$1,100	$1,000	$950	$450	$600
Reduction to backstop issuances
Commercial paper(b)	(1,652)	(1,027)	(300)	(150)	—	(25)	(150)
Outstanding letters of credit	(77)	(70)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,155	$2,303	$511	$598	$949	$425	$369

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

Term Loan Facility
On February 22, 2016, Duke Energy (Parent) entered into a six-month term loan facility with commitments totaling $1.0 billion (the Term Loan). On August 1, 2016, Duke Energy (Parent) and each of the lenders amended and restated certain terms of this facility, resulting in aggregate commitments of $1.5 billion and extending the maturity date to July 31, 2017. As of September 30, 2016, $850 million has been drawn under the amended and restated term loan, including $750 million used to fund a portion of the Piedmont acquisition.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On October 28, 2016, Duke Energy (Parent) drew the remaining $650 million available under the $1.5 billion Term Loan and used the proceeds to manage short-term liquidity and for general corporate purposes. The terms and conditions of the Term Loan are generally consistent with those governing Duke Energy’s Master Credit Facility.
7. ASSET RETIREMENT OBLIGATIONS
Duke Energy records an ARO when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated.
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Decommissioning of Nuclear Power Facilities(a)	$5,163	$1,808	$3,153	$2,428	$725	$—	$—
Closure of Ash Impoundments	5,411	2,089	2,418	2,398	20	77	828
Other	256	28	86	33	53	31	19
Total asset retirement obligation	$10,830	$3,925	$5,657	$4,859	$798	$108	$847
Less: current portion	539	303	236	236	—	—	—
Total noncurrent asset retirement obligation	$10,291	$3,622	$5,421	$4,623	$798	$108	$847
(a)    The Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
North Carolina and South Carolina Ash Basins
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at September 30, 2016, and December 31, 2015, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. In January 2016, the NCDEQ published draft proposed risk classifications for sites not specifically delineated by the Coal Ash Act as high priority. These risk rankings were generally determined based on three primary criteria: structural integrity of the impoundments and impacts to both surface and groundwater. The NCDEQ's draft proposed classifications categorized 12 basins at four sites as intermediate risk and four basins at three sites as low risk. Basins at high priority sites (Dan River, Riverbend, Asheville and Sutton) require closure through excavation including a combination of transferring the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of high-priority basins is required to be completed no later than August 1, 2019, except for Asheville which is required to be completed no later than August 1, 2022. Intermediate risk basins require closure through excavation including a combination of converting the basin to a lined industrial landfill, transferring of the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of intermediate risk basins is required to be completed no later than December 31, 2024. Low risk basins require closure through either the combination of the installation and maintenance of a cap system and groundwater monitoring system designed to minimize infiltration and erosion or other closure options available to intermediate risk basins. Closure of low risk basins is required to be completed no later than December 31, 2029. The NCDEQ's draft proposed classifications also categorized nine basins at six sites as “low-to-intermediate” risk, thereby not assigning a definitive risk ranking at that time. On May 18, 2016, the NCDEQ issued new proposed risk classifications, proposing to rank all originally proposed low risk and "low-intermediate" risk sites as intermediate.
On July 14, 2016, the governor of North Carolina signed legislation which amended the Coal Ash Act and required Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The new legislation also ranks basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate basins is required to be completed no later than August 1, 2028. Upon satisfactory completion of the dam improvement projects and installation of alternate drinking water sources by October 15, 2018, the legislation requires the NCDEQ to reclassify sites proposed as intermediate risk, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk.
Additionally, the new legislation requires the installation and operation of three large-scale coal ash beneficiation projects which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects are required to be completed no later than December 31, 2029. On October 5, 2016, Duke Energy announced Buck Steam Station as a first location for one of the beneficiation projects.
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
Estimated asset retirement obligations have been recognized based on the assigned risk categories or a probability weighting of potential closure methods. Costs incurred have been deferred as regulatory assets and recovery will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

ARO Liability Rollforward
In April 2015, the EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. Federal CCR reporting procedures require Duke Energy to make certain closure plans available to the public during the fourth quarter of 2016. In conjunction with preparing these closure plans, the Duke Energy Registrants updated coal ash ARO liability estimates based on additional site specific information about the related costs, methods and timing of work to be performed. Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded asset retirement obligations.
The following table presents the change in liability associated with asset retirement obligations for Duke Energy and the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at December 31, 2015(a)	$10,264	$3,918	$5,369	$4,567	$802	$125	$525
Accretion expense(b)	290	141	171	144	28	4	16
Liabilities settled(c)	(443)	(204)	(203)	(163)	(41)	(4)	(31)
Liabilities incurred in the current year	13	—	3	3	—	—	—
Revisions in estimates of cash flows	706	70	317	308	9	(17)	337
Balance at September 30, 2016	$10,830	$3,925	$5,657	$4,859	$798	$108	$847

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash basins, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)
For the nine months ended September 30, 2016, substantially all accretion expense relates to Duke Energy's regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to ash impoundment closures and nuclear decommissioning of Crystal River Unit 3.
Asset retirement costs associated with the asset retirement obligations for operating plants and retired plants are included in Net property, plant and equipment, and Regulatory assets, respectively, on the Condensed Consolidated Balance Sheets.
8. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The following table presents goodwill by reportable operating segment for Duke Energy.
Duke Energy

	Regulated	International	Commercial
(in millions)	Utilities	Energy	Portfolio	Total
Goodwill at December 31, 2015	$15,950	$271	$122	$16,343
Foreign exchange changes	—	11	—	11
Goodwill at September 30, 2016	$15,950	$282	$122	$16,354
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million is included in the Regulated Utilities operating segment and presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.
Progress Energy
Progress Energy's Goodwill is included in the Regulated Utilities operating segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Duke Energy Ohio and Progress Energy are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Duke Energy Ohio and Progress Energy update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value of Duke Energy, Duke Energy Ohio and Progress Energy's reporting units exceed their respective carrying values at the date of the annual impairment analysis, no impairment charges were recorded in the third quarter of 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$204	$211	$620	$632
Indemnification coverages(b)	5	6	16	18
JDA revenue(c)	10	7	21	47
JDA expense(c)	36	48	127	143
Progress Energy
Corporate governance and shared service expenses(a)	$182	$184	$515	$523
Indemnification coverages(b)	9	10	25	29
JDA revenue(c)	36	48	127	143
JDA expense(c)	10	7	21	47
Duke Energy Progress
Corporate governance and shared service expenses(a)	$103	$101	$292	$296
Indemnification coverages(b)	4	4	10	12
JDA revenue(c)	36	48	127	143
JDA expense(c)	10	7	21	47
Duke Energy Florida
Corporate governance and shared service expenses(a)	$79	$83	$223	$227
Indemnification coverages(b)	5	6	15	17
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$89	$88	$261	$276
Indemnification coverages(b)	1	1	4	5
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$96	$87	$279	$259
Indemnification coverages(b)	2	2	6	6

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

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three and nine months ended September 30, 2016 and 2015 for the Subsidiary Registrants.
As discussed in Note 13, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from the affiliate for a portion of the purchase price.
Duke Energy Ohio's nonregulated indirect subsidiary, Duke Energy Commercial Asset Management (DECAM), owned generating plants included in the Midwest Generation Disposal Group sold to Dynegy on April 2, 2015. On April 1, 2015, Duke Energy Ohio distributed its indirect ownership interest in DECAM to a Duke Energy subsidiary and non-cash settled DECAM's intercompany loan payable of $294 million. Refer to Note 2 for further information on the sale of the Midwest Generation Disposal Group.

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana
September 30, 2016
Intercompany income tax receivable	$—	$113	$56	$—	$—	$67
Intercompany income tax payable	64	—	—	65	27	—

December 31, 2015
Intercompany income tax receivable	$122	$120	$104	$—	$54	$—
Intercompany income tax payable	—	—	—	96	—	47
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction affects earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of Accumulated other comprehensive income (AOCI) for the three and nine months ended September 30, 2016, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the International Energy and Renewables' businesses.
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
In August 2016, Duke Energy unwound $1.4 billion of forward-starting interest rate swaps associated with the Piedmont acquisition financing described in Note 6, Debt and Credit Facilities. The swaps were considered undesignated as they did not qualify for hedge accounting. Losses on the swaps of $22 million and $190 million are included within Interest Expense on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, respectively. See Note 2 for additional information related to the Piedmont acquisition.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$990	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,917	$400	$500	$250	$250	$27

	December 31, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$700	$—	$—	$—	$—	$—
Undesignated contracts	1,827	400	500	250	250	27
Total notional amount	$2,527	$400	$500	$250	$250	$27

(a)
Duke Energy includes amounts related to consolidated VIEs of $789 million and $497 million as of September 30, 2016 and December 31, 2015, respectively. In August 2016, Duke Energy entered into $326 million of interest rate swaps related to the solar facilities financing described in Note 6, including $103 million of 4-year swaps and $223 million of 18-year swaps.

COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the prices of electricity purchased and sold in bulk power markets and coal and natural gas purchases. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations. For the Subsidiary Registrants, bulk power electricity and coal and natural gas purchases flow through fuel adjustment clauses, formula based contracts or other cost sharing mechanisms. Differences between the costs included in rates and the incurred costs, including undesignated derivative contracts, are largely deferred as regulatory assets or regulatory liabilities.
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

	September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	2	—	—	—	—	—	2
Natural gas (millions of decatherms)	375	83	292	116	176	—	—

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	70	—	—	—	—	34	36
Natural gas (millions of decatherms)	398	66	332	117	215	—	—
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Assets	September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$40	$5	$12	$7	$5	$3	$20
Noncurrent	13	5	8	4	4	—	—
Total Derivative Assets – Commodity Contracts	$53	$10	$20	$11	$9	$3	$20
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$2	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	4	—	4	1	3	—	—
Noncurrent	7	—	7	3	4	—	—
Total Derivative Assets – Interest Rate Contracts	$13	$—	$11	$4	$7	$—	$—
Total Derivative Assets	$66	$10	$31	$15	$16	$3	$20

Derivative Liabilities	September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$67	$5	$62	$9	$53	$—	$—
Noncurrent	21	2	19	3	11	—	—
Total Derivative Liabilities – Commodity Contracts	$88	$7	$81	$12	$64	$—	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$12	$—	$—	$—	$—	$—	$—
Noncurrent	46	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	—	—	—	1	—
Noncurrent	99	92	—	—	—	7	—
Total Derivative Liabilities – Interest Rate Contracts	$158	$92	$—	$—	$—	$8	$—
Total Derivative Liabilities	$246	$99	$81	$12	$64	$8	$—

Derivative Assets	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$12	$—	$1	$—	$1	$3	$7
Noncurrent	4	—	4	—	4	—	—
Total Derivative Assets – Commodity Contracts	$16	$—	$5	$—	$5	$3	$7
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$4	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	6	—	6	2	2	—	—
Total Derivative Assets – Interest Rate Contracts	$10	$—	$6	$2	$2	$—	$—
Total Derivative Assets	$26	$—	$11	$2	$7	$3	$7

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

Derivative Assets	September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$44	$5	$16	$8	$8	$3	$20
Gross amounts offset	(10)	(3)	(7)	(4)	(3)	—	—
Net amounts presented in Current Assets: Other	$34	$2	$9	$4	$5	$3	$20
Noncurrent
Gross amounts recognized	$22	$5	$15	$7	$8	$—	$—
Gross amounts offset	(7)	(2)	(5)	(2)	(3)	—	—
Net amounts presented in Investments and Other Assets: Other	$15	$3	$10	$5	$5	$—	$—

Derivative Liabilities	September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$80	$5	$62	$9	$53	$1	$—
Gross amounts offset	(10)	(3)	(7)	(4)	(3)	—	—
Net amounts presented in Current Liabilities: Other	$70	$2	$55	$5	$50	$1	$—
Noncurrent
Gross amounts recognized	$166	$94	$19	$3	$11	$7	$—
Gross amounts offset	(7)	(2)	(5)	(2)	(3)	—	—
Net amounts presented in Deferred Credits and Other Liabilities: Other	$159	$92	$14	$1	$8	$7	$—

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

	September 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$171	$99	$72	$12	$60
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	171	99	72	12	60

	December 31, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$334	$45	$290	$93	$194
Fair value of collateral already posted	30	—	30	—	30
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	304	45	260	93	164

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

	September 30, 2016	December 31, 2015
(in millions)	Receivables	Receivables
Duke Energy	$—	$30
Progress Energy	—	30
Duke Energy Florida	—	30
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
Other Available-for-Sale Securities
Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an other-than-temporary impairment exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2016 and December 31, 2015.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$151	$—	$—	$179
Equity securities	1,968	55	3,949	1,823	58	3,590
Corporate debt securities	25	2	551	7	8	432
Municipal bonds	9	1	341	5	1	185
U.S. government bonds	31	—	994	11	5	1,254
Other debt securities	—	3	132	—	4	177
Total NDTF	$2,033	$61	$6,118	$1,846	$76	$5,817
Other Investments
Cash and cash equivalents	$—	$—	$24	$—	$—	$29
Equity securities	38	—	104	32	1	95
Corporate debt securities	2	1	91	1	3	92
Municipal bonds	5	1	78	3	1	74
U.S. government bonds	1	—	49	—	—	45
Other debt securities	—	1	55	—	2	62
Total Other Investments(a)	$46	$3	$401	$36	$7	$397
Total Investments	$2,079	$64	$6,519	$1,882	$83	$6,214
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts are considered other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2016
Due in one year or less	$92
Due after one through five years	655
Due after five through 10 years	529
Due after 10 years	1,015
Total	$2,291
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Realized gains	$82	$30	$200	$160
Realized losses	42	28	134	59

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$43	$—	$—	$34
Equity securities	1,091	29	2,170	1,021	27	2,094
Corporate debt securities	14	2	374	3	5	292
Municipal bonds	2	—	66	1	—	33
U.S. government bonds	12	—	454	3	3	438
Other debt securities	—	3	123	—	4	147
Total NDTF	$1,119	$34	$3,230	$1,028	$39	$3,038
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(a)	$—	$1	$3	$—	$1	$3
Total Investments	$1,119	$35	$3,233	$1,028	$40	$3,041

(a)	These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2016
Due in one year or less	$3
Due after one through five years	206
Due after five through 10 years	268
Due after 10 years	543
Total	$1,020
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Realized gains	$58	$25	$125	$132
Realized losses	28	24	84	47

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

PROGRESS ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$108	$—	$—	$145
Equity securities	877	26	1,779	802	31	1,496
Corporate debt securities	11	—	177	4	3	140
Municipal bonds	7	1	275	4	1	152
U.S. government bonds	19	—	540	8	2	816
Other debt securities	—	—	9	—	—	30
Total NDTF	$914	$27	$2,888	$818	$37	$2,779
Other Investments
Cash and cash equivalents	$—	$—	$20	$—	$—	$18
Municipal bonds	4	—	47	3	—	45
Total Other Investments(a)	$4	$—	$67	$3	$—	$63
Total Investments	$918	$27	$2,955	$821	$37	$2,842
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2016
Due in one year or less	$67
Due after one through five years	372
Due after five through 10 years	187
Due after 10 years	422
Total	$1,048
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Realized gains	$21	$5	$71	$26
Realized losses	13	4	49	10

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$56	$—	$—	$110
Equity securities	657	21	1,438	596	25	1,178
Corporate debt securities	8	—	123	3	2	96
Municipal bonds	7	1	275	4	1	150
U.S. government bonds	12	—	279	6	2	486
Other debt securities	—	—	6	—	—	18
Total NDTF	$684	$22	$2,177	$609	$30	$2,038
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments(a)	$—	$—	$1	$—	$—	$1
Total Investments	$684	$22	$2,178	$609	$30	$2,039
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2016
Due in one year or less	$21
Due after one through five years	200
Due after five through 10 years	142
Due after 10 years	320
Total	$683
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Realized gains	$18	$4	$60	$21
Realized losses	11	3	42	8

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$52	$—	$—	$35
Equity securities	220	5	341	206	6	318
Corporate debt securities	3	—	54	1	1	44
Municipal bonds	—	—	—	—	—	2
U.S. government bonds	7	—	261	2	—	330
Other debt securities	—	—	3	—	—	12
Total NDTF (c)	$230	$5	$711	$209	$7	$741
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$6
Municipal bonds	4	—	47	3	—	45
Total Other Investments(a)	$4	$—	$49	$3	$—	$51
Total Investments	$234	$5	$760	$212	$7	$792
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
The decrease in estimated fair value of the NDTF as of September 30, 2016, is due to reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal Unit 3 Nuclear Plant.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2016
Due in one year or less	$46
Due after one through five years	172
Due after five through 10 years	45
Due after 10 years	102
Total	$365
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Realized gains	$3	$1	$11	$5
Realized losses	2	1	7	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$2
Equity securities	31	—	77	27	—	71
Corporate debt securities	—	—	2	—	—	2
Municipal bonds	1	1	28	—	1	26
Total Other Investments(a)	$32	$1	$107	$27	$1	$101
Total Investments	$32	$1	$107	$27	$1	$101
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2016
Due in one year or less	$3
Due after one through five years	9
Due after five through 10 years	13
Due after 10 years	5
Total	$30
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three and nine months ended September 30, 2016 and 2015.
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
Level 2 – A fair value measurement utilizing inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, for an asset or liability. Inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities and credit spreads. A Level 2 measurement cannot have more than an insignificant portion of its valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less-than-active markets.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three and nine months ended September 30, 2016 and 2015.
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
Investments in debt securities
Most investments in debt securities are valued using Level 2 measurements because the valuations use interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. If the market for a particular fixed-income security is relatively inactive or illiquid, the measurement is Level 3.
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
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$3,949	$3,871	$—	$—	$78
Nuclear decommissioning trust fund debt securities	2,169	664	1,505	—	—
Other available-for-sale equity securities	104	104	—	—	—
Other available-for-sale debt securities	297	74	219	4	—
Derivative assets	66	—	43	23	—
Total assets	6,585	4,713	1,767	27	78
Derivative liabilities	(246)	—	(246)	—	—
Net assets	$6,339	$4,713	$1,521	$27	$78

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

	Three Months Ended September 30, 2016
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$4	$34	$38
Purchases, sales, issuances and settlements:
Settlements	—	(9)	(9)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	(2)	(2)
Balance at end of period	$4	$23	$27

	Three Months Ended September 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$23	$28
Purchases, sales, issuances and settlements:
Settlements	—	(6)	(6)
Balance at end of period	$5	$17	$22

	Nine Months Ended September 30, 2016
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$10	$15
Purchases, sales, issuances and settlements:
Purchases	—	34	34
Sales	(1)	—	(1)
Settlements	—	(22)	(22)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	1	1
Balance at end of period	$4	$23	$27

	Nine Months Ended September 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$(1)	$4
Total pretax realized or unrealized gains included in earnings	—	18	18
Purchases, sales, issuances and settlements:
Purchases	—	24	24
Settlements	—	(28)	(28)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	4	4
Balance at end of period	$5	$17	$22

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

	September 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$2,170	$2,092	$—	$—	$78
Nuclear decommissioning trust fund debt securities	1,060	184	876	—	—
Other available-for-sale debt securities	3	—	—	3	—
Derivative assets	10	—	10	—	—
Total assets	3,243	2,276	886	3	78
Derivative liabilities	(99)	—	(99)	—	—
Net assets	$3,144	$2,276	$787	$3	$78

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$2,094	$1,922	$—	$—	$172
Nuclear decommissioning trust fund debt securities	944	246	698	—	—
Other available-for-sale debt securities	3	—	—	3	—
Total assets	3,041	2,168	698	3	172
Derivative liabilities	(45)	—	(45)	—	—
Net assets	$2,996	$2,168	$653	$3	$172
There was no change to the Level 3 balance during the three and nine months ended September 30, 2016 and September 30, 2015.

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,779	$1,779	$—
Nuclear decommissioning trust fund debt securities	1,109	480	629
Other available-for-sale debt securities	67	20	47
Derivative assets	31	—	31
Total assets	2,986	2,279	707
Derivative liabilities	(81)	—	(81)
Net assets	$2,905	$2,279	$626

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,496	$1,496	$—
Nuclear decommissioning trust fund debt securities	1,283	426	857
Other available-for-sale debt securities	63	18	45
Derivative assets	11	—	11
Total assets	2,853	1,940	913
Derivative liabilities	(322)	—	(322)
Net assets	$2,531	$1,940	$591

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,438	$1,438	$—
Nuclear decommissioning trust fund debt securities and other	739	220	519
Other available-for-sale debt securities and other	1	1	—
Derivative assets	15	—	15
Total assets	2,193	1,659	534
Derivative liabilities	(12)	—	(12)
Net assets	$2,181	$1,659	$522

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,178	$1,178	$—
Nuclear decommissioning trust fund debt securities and other	860	141	719
Other available-for-sale debt securities and other	1	1	—
Derivative assets	2	—	2
Total assets	2,041	1,320	721
Derivative liabilities	(98)	—	(98)
Net assets	$1,943	$1,320	$623
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$341	$341	$—
Nuclear decommissioning trust fund debt securities and other	370	260	110
Other available-for-sale debt securities and other	49	2	47
Derivative assets	16	—	16
Total assets	776	603	173
Derivative liabilities	(64)	—	(64)
Net assets	$712	$603	$109

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$318	$318	$—
Nuclear decommissioning trust fund debt securities and other	423	285	138
Other available-for-sale debt securities and other	51	6	45
Derivative assets	7	—	7
Total assets	799	609	190
Derivative liabilities	(216)	—	(216)
Net assets (liabilities)	$583	$609	$(26)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 10.

	September 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$3	$—	$—	$3
Derivative liabilities	(8)	—	(8)	—
Net (liabilities) assets	$(5)	$—	$(8)	$3

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$3	$—	$—	$3
Derivative liabilities	(7)	—	(7)	—
Net (liabilities) assets	$(4)	$—	$(7)	$3
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,
(in millions)	2016	2015
Balance at beginning of period	$5	$5
Purchases, sales, issuances and settlements:
Purchases	—	5
Sales	—	(5)
Settlements	(2)	(1)
Balance at end of period	$3	$4

	Derivatives (net)
	Nine Months Ended September 30,
(in millions)	2016	2015
Balance at beginning of period	$3	$(18)
Total pretax realized or unrealized gains included in earnings	—	21
Purchases, sales, issuances and settlements:
Purchases	5	5
Settlements	(4)	(4)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(1)	—
Balance at end of period	$3	$4

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

	September 30, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$77	$77	$—	$—
Other available-for-sale debt securities and other	30	—	30	—
Derivative assets	20	—	—	20
Net assets	$127	$77	$30	$20

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$71	$71	$—	$—
Other available-for-sale debt securities and other	30	2	28	—
Derivative assets	7	—	—	7
Net assets	$108	$73	$28	$7
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,
(in millions)	2016	2015
Balance at beginning of period	$29	$17
Purchases, sales, issuances and settlements:
Purchases	—	1
Settlements	(7)	(6)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(2)	—
Balance at end of period	$20	$12

	Derivatives (net)
	Nine Months Ended September 30,
(in millions)	2016	2015
Balance at beginning of period	$7	$14
Purchases, sales, issuances and settlements:
Purchases	29	19
Settlements	(18)	(25)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	2	4
Balance at end of period	$20	$12

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3. As of September 30, 2016 and December 31, 2015, all Level 3 derivatives were financial transmission rights (FTRs).

	September 30, 2016
	Fair Value of FTRs
	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy	$23	RTO auction pricing	FTR price – per Megawatt-Hour (MWh)	$(2.59)	-	$8.16
Duke Energy Ohio	3	RTO auction pricing	FTR price – per MWh	0.45	-	2.01
Duke Energy Indiana	20	RTO auction pricing	FTR price – per MWh	(2.59)	-	8.16

	December 31, 2015
	Fair Value of FTRs
	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy	$10	RTO auction pricing	FTR price – per MWh	$(0.74)	-	$7.29
Duke Energy Ohio	3	RTO auction pricing	FTR price – per MWh	0.67	-	2.53
Duke Energy Indiana	7	RTO auction pricing	FTR price – per MWh	(0.74)	-	7.29
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2016		December 31, 2015
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$47,165	$50,997	$39,569	$42,537
Duke Energy Carolinas	9,360	10,799	8,367	9,156
Progress Energy	16,520	19,060	14,464	15,856
Duke Energy Progress	7,011	7,787	6,518	6,757
Duke Energy Florida	6,128	7,127	4,266	4,908
Duke Energy Ohio	1,887	2,128	1,598	1,724
Duke Energy Indiana	3,787	4,538	3,768	4,219
At both September 30, 2016 and December 31, 2015, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2016 and the year ended December 31, 2015, or is expected to be provided in the future, that was not previously contractually required.
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

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
	CRC	DERF	DEPR	DEFR
Expiration date	December 2018	December 2018	February 2019	April 2019
Credit facility amount (in millions)	$325	$425	$300	$225
Amounts borrowed at September 30, 2016	325	425	300	225
Amounts borrowed at December 31, 2015	325	425	254	225
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2016
Receivables of VIEs	$7
Regulatory Assets: Current	51
Current Assets: Other	29
Regulatory Assets and Deferred Debits: Regulatory assets	1,156
Interest accrued	9
Current maturities of long-term debt	62
Long-Term Debt	1,216

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Renewables
Certain Duke Energy renewable energy facilities are VIEs due to long-term, fixed-price power purchase agreements. These fixed-price agreements effectively transfer commodity price risk to the buyer of the power. Certain other Duke Energy renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. For certain VIEs, assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The activities that most significantly impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidates the entities as it is responsible for all of these decisions.
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to renewables VIEs.

(in millions)	September 30, 2016	December 31, 2015
Current Assets: Other	$252	$138
Property, plant and equipment, cost	2,583	2,015
Accumulated depreciation and amortization	(400)	(321)
Current maturities of long-term debt	193	108
Long-Term Debt	1,151	968
Deferred Credits and Other Liabilities: Deferred income taxes	50	289
Deferred Credits and Other Liabilities: Other	270	33
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2016
	Duke Energy			Duke	Duke
				Energy	Energy
(in millions)	Renewables	Other	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$50	$74
Investments in equity method unconsolidated affiliates	168	317	485	—	—
Investments and Other Assets: Other	—	12	12	—	—
Total assets	$168	$329	$497	$50	$74
Other current liabilities	—	2	2	—	—
Deferred credits and other liabilities	—	13	13	—	—
Total liabilities	$—	$15	$15	$—	$—
Net assets	$168	$314	$482	$50	$74

	December 31, 2015
	Duke Energy			Duke	Duke
				Energy	Energy
(in millions)	Renewables	Other	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$47	$60
Investments in equity method unconsolidated affiliates	235	152	387	—	—
Total assets	$235	$152	$387	$47	$60
Other current liabilities	—	3	3	—	—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$17	$17	$—	$—
Net assets	$235	$135	$370	$47	$60
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Impairment of Equity Method Investments
During the three and nine months ended September 30, 2016, Duke Energy recorded an other than temporary impairment of certain wind project investments. The $71 million pretax impairment was recorded within Equity in earnings (losses) of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Operations. The other than temporary decline in value of these investments was primarily attributable to a sustained decline in market pricing where the wind investments are located, the continued projected net losses for the projects and a reduction in the projected cash distributions to the class of investment owned by Duke Energy.
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
Duke Energy has a 40 percent equity interest and a 7.5 percent equity interest in ACP and Sabal Trail Transmission, LLC (Sabal Trail), respectively. These entities are considered VIEs as their equity is not sufficient to permit the entities to finance their activities without additional subordinated financial support. The activity that most significantly impacts the economic performance of both ACP and Sabal Trail is construction. Duke Energy does not control these activities and therefore does not consolidate ACP or Sabal Trail. See Note 4, Regulatory Matters, for information related to Duke Energy's additional ownership interest in ACP following the Piedmont acquisition.
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2016	2015	2016	2015
Anticipated credit loss ratio	0.5%	0.6%	0.3%	0.3%
Discount rate	1.5%	1.2%	1.5%	1.2%
Receivable turnover rate	13.3%	12.9%	10.6%	10.6%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Receivables sold	$217	$233	$296	$260
Less: Retained interests	50	47	74	60
Net receivables sold	$167	$186	$222	$200

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Sales
Receivables sold	$481	$449	$1,442	$1,518	$722	$679	$1,980	$2,032
Loss recognized on sale	2	2	7	7	3	3	8	8
Cash flows
Cash proceeds from receivables sold	$468	$461	$1,432	$1,568	$703	$692	$1,958	$2,074
Collection fees received	1	—	1	1	—	—	1	1
Return received on retained interests	1	—	2	2	2	1	4	4
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
The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share amounts)	2016	2015	2016	2015
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$1,053	$935	$2,252	$2,307
Weighted average shares outstanding – basic	689	688	689	696
Equity Forwards	2	—	1	—
Weighted average shares outstanding – diluted	691	688	690	696
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$1.52	$1.36	$3.27	$3.31
Diluted	$1.52	$1.36	$3.26	$3.31
Potentially dilutive items excluded from the calculation(a)	2		2	2
Dividends declared per common share	$0.855	$0.825	$2.505	$2.42

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Equity Forwards
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into Equity Forwards with Barclays. The Equity Forwards required Duke Energy to either physically settle the transactions by issuing 10.6 million shares, or net settle in whole or in part through the delivery or receipt of cash or shares. As of September 30, 2016, share dilution resulting from the agreements was determined under the treasury stock method.
On October 5, 2016, following the close of the Piedmont acquisition, Duke Energy physically settled the Equity Forwards in full by delivering 10.6 million shares of common stock in exchange for net cash proceeds of approximately $723 million. The net proceeds were used to finance a portion of the Piedmont acquisition.

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
Pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Restricted stock unit awards	$8	$9	$25	$29
Performance awards	4	5	14	18
Pretax stock-based compensation cost	$12	$14	$39	$47
Tax benefit associated with stock-based compensation expense	$5	$6	$14	$18
Stock-based compensation costs capitalized	—	1	2	3
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits equal to a percentage of current eligible earnings based on age or the combination of age and years of service and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant generally accumulates a retirement benefit based on their (i) highest three-year or four-year average earnings, (ii) years of participation or credited service, and (iii) various plan formula provisions (e.g., caps on years of participation or credited service). Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees.
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to Duke Energy's contributions to its U.S. qualified defined benefit pension plans. Duke Energy did not make any contributions to its U.S. qualified defined benefit pension plans during the nine months ended September 30, 2016.

Nine Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Contributions	$143	$42	$42	$21	$21	$4	$9
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$36	$12	$11	$6	$4	$1	$2
Interest cost on projected benefit obligation	83	21	27	12	14	5	7
Expected return on plan assets	(128)	(35)	(42)	(21)	(21)	(6)	(10)
Amortization of actuarial loss	33	8	14	6	7	1	3
Amortization of prior service credit	(4)	(2)	(1)	—	(1)	—	—
Other	2	1	1	—	1	—	—
Net periodic pension costs	$22	$5	$10	$3	$4	$1	$2

	Three Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$40	$13	$11	$6	$5	$1	$3
Interest cost on projected benefit obligation	81	21	26	12	14	5	7
Expected return on plan assets	(129)	(35)	(43)	(20)	(22)	(7)	(10)
Amortization of actuarial loss	44	10	17	8	8	3	3
Amortization of prior service credit	(4)	(2)	(1)	—	—	—	—
Other	2	1	1	—	—	—	—
Net periodic pension costs	$34	$8	$11	$6	$5	$2	$3

	Nine Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$109	$36	$32	$18	$14	$3	$6
Interest cost on projected benefit obligation	249	64	80	37	42	15	21
Expected return on plan assets	(386)	(106)	(126)	(62)	(63)	(20)	(31)
Amortization of actuarial loss	99	24	41	17	21	3	9
Amortization of prior service credit	(12)	(6)	(3)	(1)	(1)	—	—
Other	6	2	2	1	1	—	—
Net periodic pension costs	$65	$14	$26	$10	$14	$1	$5

	Nine Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$119	$38	$33	$18	$15	$3	$8
Interest cost on projected benefit obligation	244	62	78	36	41	14	21
Expected return on plan assets	(387)	(104)	(127)	(61)	(66)	(20)	(31)
Amortization of actuarial loss	131	30	51	25	24	8	10
Amortization of prior service credit	(11)	(6)	(3)	(1)	(1)	—	—
Other	6	2	2	1	1	—	—
Net periodic pension costs	$102	$22	$34	$18	$14	$5	$8

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

	Three Months Ended September 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	—	2	—	—
Amortization of actuarial loss	2	—	1	1	1
Amortization of prior service credit	(1)	—	—	—	—
Net periodic pension costs	$6	$—	$3	$1	$1

	Three Months Ended September 30, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	—	1	—	1
Amortization of actuarial loss	2	—	1	—	—
Net periodic pension costs	$6	$—	$2	$—	$1

	Nine Months Ended September 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	11	1	4	1	1
Amortization of actuarial loss	6	—	2	1	1
Amortization of prior service credit	(1)	—	—	—	—
Net periodic pension costs	$18	$1	$6	$2	$2

	Nine Months Ended September 30, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$2	$—	$1	$—	$—
Interest cost on projected benefit obligation	10	1	3	1	2
Amortization of actuarial loss	5	—	2	—	1
Net periodic pension costs	$17	$1	$6	$1	$3
OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as set forth in the plans. The health care benefits include medical, dental, vision and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$—	$—	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	3	—	1
Expected return on plan assets	(2)	(2)	(1)	—	—	—	—
Amortization of actuarial loss (gain)	2	—	5	3	2	(1)	—
Amortization of prior service credit	(35)	(4)	(26)	(16)	(8)	—	(1)
Net periodic other post-retirement benefit costs	$(26)	$(4)	$(17)	$(11)	$(3)	$(1)	$—

	Three Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	2	—	1
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss	6	—	7	5	3	—	—
Amortization of prior service credit	(35)	(4)	(26)	(17)	(9)	—	—
Net periodic other post-retirement benefit costs	$(22)	$(4)	$(15)	$(10)	$(4)	$—	$1

	Nine Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$2	$—	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	26	6	11	6	6	1	3
Expected return on plan assets	(9)	(6)	(1)	—	—	—	(1)
Amortization of actuarial loss (gain)	5	(2)	16	9	7	(2)	(1)
Amortization of prior service credit	(106)	(10)	(77)	(50)	(26)	—	(1)
Net periodic other post-retirement benefit costs	$(82)	$(12)	$(50)	$(35)	$(13)	$(1)	$—

	Nine Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$4	$1	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	27	6	11	6	5	1	3
Expected return on plan assets	(9)	(6)	—	—	—	—	—
Amortization of actuarial loss (gain)	19	(1)	21	14	8	—	(1)
Amortization of prior service credit	(105)	(11)	(77)	(50)	(25)	—	—
Net periodic other post-retirement benefit costs	$(64)	$(11)	$(44)	$(30)	$(12)	$1	$2

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
The following table presents employer contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Three Months Ended September 30,
2016	$39	$13	$12	$8	$3	$1	$2
2015	34	11	10	7	3	—	1
Nine Months Ended September 30,
2016	$130	$44	$39	$27	$11	$3	$6
2015	120	40	36	26	10	2	5
17. INCOME TAXES
TAXES ON FOREIGN EARNINGS
As of December 31, 2015, Duke Energy's intention was to indefinitely reinvest foreign earnings of International Energy earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the investment in NMC, and in October 2016 Duke Energy entered sales agreements to complete the divestiture. Accordingly, Duke Energy no longer intends to indefinitely reinvest the undistributed earnings of International Energy. See Note 2 for additional information on the sale.
This change in the Company's intent, combined with the extension of bonus depreciation by Congress in late 2015, allows Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historic unremitted foreign earnings by approximately $95 million for the nine months ended September 30, 2016.
EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Duke Energy	32.9%	30.9%	30.0%	32.5%
Duke Energy Carolinas	34.3%	36.5%	34.4%	36.3%
Progress Energy	32.8%	25.0%	34.7%	31.8%
Duke Energy Progress	31.4%	34.4%	33.5%	35.3%
Duke Energy Florida	36.0%	30.1%	37.0%	35.2%
Duke Energy Ohio	36.8%	39.3%	32.5%	37.6%
Duke Energy Indiana	35.2%	37.0%	34.0%	36.6%
The increase in the effective tax rate for Duke Energy for the three months ended September 30, 2016, is primarily due to audit adjustments and the tax benefit related to a manufacturing deduction in 2015 which is now limited due to taxable income. The decrease in the effective tax rate for Duke Energy for the nine months ended September 30, 2016, is primarily due to lower income taxes on foreign earnings due to a more efficient utilization of foreign tax credits. Refer to "Taxes on Foreign Earnings" above for additional information.
The decrease in the effective tax rate for Duke Energy Carolinas for the three months ended September 30, 2016, is primarily due to favorable tax return true-ups and a favorable change to the manufacturing deduction. The decrease in the effective tax rate for Duke Energy Carolinas for the nine months ended September 30, 2016, is primarily due to a favorable state resolution related to prior year tax returns and favorable tax return true-ups.
The increase in the effective tax rate for Progress Energy for the three and nine months ended September 30, 2016, is primarily due to state tax benefits from legal entity restructuring in 2015 and the release of tax reserves in 2015 due to expired statutes.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The decrease in the effective tax rate for Duke Energy Progress for the three and nine months ended September 30, 2016, is primarily due to the impact of tax return true-ups.
The increase in the effective tax rate for Duke Energy Florida for the three and nine months ended September 30, 2016, is primarily due to a release of tax reserves in 2015 due to expired tax statutes.
The decrease in the effective tax rate for Duke Energy Ohio for the three months ended September 30, 2016, is primarily due to an increase in AFUDC equity. The decrease in the effective tax rate for the nine months ended September 30, 2016, is primarily due to a favorable adjustment related to prior period depreciation and other property, plant and equipment.
The decrease in the effective tax rate for Duke Energy Indiana for the three months ended September 30, 2016, is primarily due to income tax levelization. The decrease in the effective tax rate for Duke Energy Indiana for the nine months ended September 30, 2016, is primarily due to a favorable adjustment related to prior period depreciation and other property, plant and equipment.
18. SUBSEQUENT EVENTS
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages across Florida and the Carolinas. Duke Energy has not completed the final accumulation of total estimated incremental storm restoration costs incurred. Duke Energy Florida intends to charge storm restoration costs to an FPSC approved storm reserve. Duke Energy Progress, given the magnitude of the storm, intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in its next base rate cases.
For information on additional subsequent events related to acquisitions and dispositions, regulatory matters, commitments and contingencies, debt and credit facilities, asset retirement obligations and common stock see Notes 2, 4, 5, 6, 7 and 14, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2016, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Acquisition of Piedmont Natural Gas
On October 3, 2016, Duke Energy completed the acquisition contemplated by the Agreement and Plan of Merger (Merger Agreement) with Piedmont Natural Gas Company, Inc. (Piedmont), a North Carolina corporation primarily engaged in regulated natural gas distribution to residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee. As a result of the acquisition, Piedmont became a wholly owned subsidiary of Duke Energy.
Duke Energy’s acquisition of Piedmont provides a foundation for establishing a broader strategic natural gas infrastructure platform within Duke Energy, complementing the existing natural gas pipeline investments and regulated natural gas business in the Midwest. Duke Energy’s business risk profile is expected to improve over time due to the increased proportion of the business that is regulated. Additionally, cost savings, efficiencies, and other benefits are expected from combined operations.
Duke Energy acquired Piedmont for approximately $5.0 billion in cash and assumption of Piedmont's existing long-term debt, which had an estimated fair value of approximately $2.0 billion at the time of the acquisition. The excess of the purchase price over the estimated fair value of Piedmont's assets and liabilities on the acquisition date will be recorded as goodwill. Duke Energy estimates the transaction will result in incremental goodwill of approximately $3.4 billion.
Duke Energy financed the transaction with a combination of debt, equity issuances and other cash sources. Financings to fund the transaction included $3.75 billion of long-term debt issued in August 2016, $750 million borrowed under a short-term loan facility (Term Loan Facility) on September 30, 2016, as well as the issuance of 10.6 million shares of common stock in October 2016. The share issuance resulted in net cash proceeds of approximately $723 million. See Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for additional information related to the debt issuance and Note 14, "Common Stock," for additional information related to the equity issuance.
Duke Energy anticipates recording charges or reductions in revenue, as applicable, of approximately $150 million to $175 million in the fourth quarter of 2016 associated with the acquisition. These charges include commitments made in conjunction with the transaction, such as charitable contributions and a one-time bill credit to Piedmont customers prior to December 2016, as well as professional fees and severance. Duke Energy also expects to incur system integration and other acquisition-related transition costs, primarily through 2018, that are necessary to achieve certain anticipated cost savings, efficiencies and other benefits.
See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information regarding the Piedmont acquisition, and Note 4 , "Regulatory Matters," for additional information regarding Duke Energy and Piedmont's joint investment in Atlantic Coast Pipeline, LLC (ACP).
Sale of International Energy
On October 10, 2016, Duke Energy reached agreements to sell the International Energy business segment, excluding the equity method investment in NMC (the International Disposal Group) in two separate transactions with a combined enterprise value of approximately $2.4 billion. Including the impact of debt to be assumed by the buyers, working capital and other adjustments as well as local in-country taxes, Duke Energy expects the transactions to generate available cash proceeds of between $1.7 billion and $1.9 billion, excluding transaction costs. The proceeds are expected to be used to reduce Duke Energy holding company debt. Existing favorable tax attributes will result in no immediate U.S. federal-level tax impacts.
Upon classification of the International Disposal Group as held for sale and as discontinued operations in the fourth quarter of 2016, Duke Energy expects to record an estimated pretax impairment charge of approximately $325 million to $375 million, primarily due to the cumulative foreign currency translation losses classified as accumulated other comprehensive loss. The transactions are expected to close by early 2017.

PART I

In conjunction with the advancements of marketing efforts during 2016, Duke Energy performed recoverability tests of the long-lived asset groups of International Energy. As a result, in the second quarter of 2016, Duke Energy determined the carrying value of certain assets in Central America was not fully recoverable and recorded a pretax impairment charge of $194 million. The charge is included within Impairment Charges on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016, and represents the excess of carrying value over the estimated fair value of the assets. The fair value of the assets was primarily determined from the income approach using discounted cash flows but also considered market information obtained in 2016.
Future Operating Segments
Due to the Piedmont acquisition and the agreements to sell the International Disposal Group, the chief operating decision maker changed how the business will be managed beginning in the fourth quarter of 2016. The financial reporting structure has been realigned to include the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure, and Commercial Renewables.

•
Electric Utilities and Infrastructure will be comprised of the regulated electric utilities in the Carolinas, Florida and the Midwest. This segment will also include the commercial transmission infrastructure investments.

•	Gas Utilities and Infrastructure will contain Piedmont, Duke Energy's local distribution companies in Ohio and Kentucky, and gas storage and pipeline investments.

•	Commercial Renewables will primarily include the company's non-regulated utility scale wind and solar generation assets.

•	International Energy will remain a segment until the divestiture is complete, although results of the equity method investment in NMC will be recast to Other in the fourth quarter of 2016.
Change In Segment Income
During the first quarter of 2016, the Duke Energy chief operating decision maker began to evaluate interim period segment performance based on financial information that includes the impact of income tax levelization within segment income. This represents a change from the previous measure, where the interim period impacts of income tax levelization were included within Other, and therefore excluded from segment income. As a result, prior period segment results presented have been recast to conform to this change.
Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted diluted EPS. These items represent income from continuing operations net of income (loss) attributable to noncontrolling interests adjusted for the dollar and per-share impact of special items. Special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance, as discussed below. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them with an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Duke Energy Board of Directors, employees, stockholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common stockholders.
Special items included in the periods presented include the following:

•	Costs to achieve mergers and International impairment represent charges that result from potential or completed strategic acquisitions and divestitures that do not reflect ongoing costs.

•
Cost savings initiatives represents severance charges related to company-wide initiatives to standardize processes and systems, leverage technology and workforce optimization, which are not representative of ongoing costs.

•	Commercial Renewables Impairment represents an other-than-temporary impairment of certain equity method investments. Management believes the impairment does not reflect an ongoing cost.

•	Edwardsport Settlement and Ash Basin Settlement represent charges related to settlement agreements with regulators and other governmental entities and do not represent ongoing costs.

•
Midwest generation operations represents the operating results of the nonregulated Midwest generation business and Duke Energy Retail Sales (collectively, the Midwest Generation Disposal Group), which have been classified as discontinued operations. Management believes inclusion of the Midwest Generation Disposal Group's operating results within adjusted earnings and adjusted diluted EPS results in a better reflection of Duke Energy's financial performance during the period.

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
See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

PART I

Executive Overview
Three Months Ended September 30, 2016 as compared to September 30, 2015
Reported EPS attributable to Duke Energy Corporation common stockholders (Reported EPS) was $1.70 for the third quarter of 2016 compared to $1.35 for the third quarter of 2015. The increase in Reported EPS was driven by higher retail revenues due to more favorable weather, favorable tax adjustments related to previously disposed businesses, and a charge in the prior year related to the Edwardsport settlement, partially offset by higher interest expense related to the Piedmont acquisition financing, including losses on interest rate swaps.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s third quarter 2016 adjusted diluted EPS was $1.68 compared to $1.47 for the third quarter of 2015.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30, 2016
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Discontinued Operations	Duke Energy	Per Diluted Share
Reported Net Income Attributable to Duke Energy Corporation/Reported EPS	$1,200	$64	$(21)	$1,243	$(189)	$122	$1,176	$1.70
Costs to achieve, mergers(a)	—	—	—	—	52	—	52	0.07
Cost savings initiatives(b)	—	—	—	—	12	—	12	0.02
Commercial Renewables Impairment(c)	—	—	45	45	—	—	45	0.07
Discontinued operations	—	—	—	—	—	(122)	(122)	(0.18)
Adjusted earnings/Adjusted EPS	$1,200	$64	$24	$1,288	$(125)	$—	$1,163	$1.68

(a)	Net of $32 million tax benefit.

(b)	Net of $7 million tax benefit. Primarily consists of severance costs.

(c)
Net of $26 million tax benefit. Impairment charge related to certain equity method investments. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for additional information.

	Three Months Ended September 30, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Discontinued Operations	Duke Energy	Per Diluted Share
Reported Net Income Attributable to Duke Energy Corporation/Reported EPS	$905	$69	$8	$982	$(45)	$(5)	$932	$1.35
Costs to achieve, Progress Energy merger(a)	—	—	—	—	15	—	15	0.02
Edwardsport settlement(b)	56	—	—	56	—	—	56	0.08
Ash basin settlement(c)	4	—	—	4	—	—	4	0.01
Economic hedges (mark-to-market)	—	—	(1)	(1)	—		(1)	—
Discontinued operations	—	—	—	—	—	5	5	0.01
Adjusted earnings/Adjusted EPS	$965	$69	$7	$1,041	$(30)	$—	$1,011	$1.47

(a)	Net of $9 million tax benefit.

(b)	Net of $34 million tax benefit.

(c)	Net of $3 million tax benefit.
The increase in adjusted earnings for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to:

•	Higher regulated results due to warmer weather in the current year, higher retail volumes and effective cost control efforts driving down operating expenses; as well as

•	Higher Commercial Portfolio earnings driven by additional wind farms placed in service and improved wind production.
Partially offset by:

•	The impact of a higher effective income tax rate.
Nine Months Ended September 30, 2016 as compared to September 30, 2015
Duke Energy's Reported EPS was $3.44 for the nine months ended September 30, 2016, compared to $3.36 for the nine months ended September 30, 2015. Reported EPS was higher due to favorable tax adjustments on previously disposed businesses, lower operations and maintenance expense at Regulated Utilities driven by cost control efforts, higher revenues from rider recoveries, and a favorable tax adjustment at International Energy. These favorable results were partially offset by an impairment of certain assets in Central America and higher costs to achieve mergers, including losses on interest rate swaps related to the Piedmont acquisition financing.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s adjusted diluted EPS was $3.88 for the nine months ended September 30, 2016, compared to $3.66 for the nine months ended September 30, 2015.

PART I

The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30, 2016
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Discontinued Operations	Duke Energy	Per Diluted Share
Net Income Attributable to Duke Energy Corporation/Reported EPS	$2,613	$85	$20	$2,718	$(463)	$124	$2,379	$3.44
Costs to achieve, mergers(a)	—	—	—	—	195	—	195	0.28
International impairment(b)	—	145	—	145	—	—	145	0.21
Cost savings initiatives(c)	—	—	—	—	39	—	39	0.06
Commercial Renewables Impairment(d)	—	—	45	45	—	—	45	0.07
Discontinued operations	—	—	—	—	—	(124)	(124)	(0.18)
Adjusted earnings/Adjusted EPS	$2,613	$230	$65	$2,908	$(229)	$—	$2,679	$3.88

(a)	Net of $120 million tax benefit. Primarily consists of losses on forward-starting interest rate swaps related to the Piedmont acquisition financing.

(b)	Net of $49 million tax benefit. Impairment charge related to certain assets in Central America.

(c)	Net of $24 million tax benefit. Primarily consists of severance costs.

(d)
Net of $26 million tax benefit. Impairment charge related to certain equity method investments. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for additional information.

	Nine Months Ended September 30, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Net Income Attributable to Duke Energy Corporation/Reported EPS	$2,311	$157	$(15)	$2,453	$(139)	$25	$2,339	$3.36
Costs to achieve, Progress Energy merger(a)	—	—	—	—	42	—	42	0.05
Edwardsport settlement(b)	56	—	—	56	—	—	56	0.08
Midwest Generation operations(c)	—	—	94	94	—	(94)	—	—
Ash basin settlement(d)	4	—	—	4	—	—	4	0.01
Economic hedges (mark-to-market)	—	—	(1)	(1)	—	—	(1)	—
Discontinued operations	—	—	41	41	—	69	110	0.16
Adjusted earnings/Adjusted EPS	$2,371	$157	$119	$2,647	$(97)	$—	$2,550	$3.66

(a)	Net of $25 million tax benefit.

(b)	Net of $34 million tax benefit.

(c)	Net of $53 million tax benefit.

(d)	Net of $3 million tax benefit.
The increase in adjusted earnings for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to:

•
Lower operations and maintenance expense at Regulated Utilities driven by effective cost control efforts, partially offset by an increase in storm restoration costs including those related to severe winter storms in the Carolinas;

•	Higher retail revenues from pricing and riders, including energy efficiency programs;

•
Lower income tax expense as a result of the Company's intent to no longer indefinitely reinvest the foreign earnings of the International Energy segment combined with more efficient utilization of foreign tax credits. See Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes," for additional information;

•	Higher results in Latin America primarily due to favorable hydrology in Brazil, partially offset by weaker foreign currency exchange rates;

•	Incremental earnings from the additional ownership interest in generating assets acquired from North Carolina Eastern Municipal Power Agency (NCEMPA); and

•	Reduction in weighted average shares outstanding primarily due to the prior-year accelerated stock repurchase.
Partially offset by:

•	Lower results due to the absence of earnings from the Midwest Generation Disposal Group sold in April 2015;

•	Increased depreciation and amortization expense primarily due to a higher amount of property, plant and equipment in service; and

•	Lower earnings from International Energy's equity method investment in NMC, primarily due to lower methyl tertiary butyl ether (MTBE) and methanol prices.

PART I

SEGMENT RESULTS
The remaining information in this discussion of results of operations is presented on a GAAP basis.
Regulated Utilities

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Variance	2016	2015	Variance
Operating Revenues	$6,430	$6,147	$283	$16,788	$17,090	$(302)
Operating Expenses	4,385	4,481	(96)	12,124	12,789	(665)
Gains on Sales of Other Assets and Other, net	1	1	—	3	10	(7)
Operating Income	2,046	1,667	379	4,667	4,311	356
Other Income and Expenses	75	56	19	213	187	26
Interest Expense	293	280	13	848	829	19
Income Before Income Taxes	1,828	1,443	385	4,032	3,669	363
Income Tax Expense	628	538	90	1,419	1,358	61
Segment Income	$1,200	$905	$295	$2,613	$2,311	$302

Duke Energy Carolinas Gigawatt-hours (GWh) sales	25,508	23,737	1,771	67,890	67,511	379
Duke Energy Progress GWh sales	20,033	18,283	1,750	54,011	50,000	4,011
Duke Energy Florida GWh sales	12,440	11,513	927	31,542	30,788	754
Duke Energy Ohio GWh sales	7,214	6,698	516	19,117	19,698	(581)
Duke Energy Indiana GWh sales	9,073	8,784	289	26,624	25,217	1,407
Total Regulated Utilities GWh sales	74,268	69,015	5,253	199,184	193,214	5,970
Net proportional Megawatt (MW) capacity in operation				49,411	50,033	(622)
Three Months Ended September 30, 2016 as Compared to September 30, 2015
Regulated Utilities’ results were impacted by favorable weather, the prior year impairment associated with the September 2015 Edwardsport IGCC settlement, increased rider revenues, higher weather-normal sales volumes, and an increase in wholesale power margins. These impacts were partially offset by increased depreciation and amortization expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $154 million increase in electric retail sales, net of fuel revenue, due to favorable weather as compared to the prior year;

•
a $134 million increase in rider revenues, including amounts related to energy efficiency programs, Duke Energy Florida’s Nuclear Asset Securitization revenues beginning in 2016, the additional ownership interest in certain generating assets acquired from NCEMPA in the third quarter of 2015, and increased revenues related to Duke Energy Indiana’s clean coal equipment;

•	a $47 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand; and

•
a $32 million increase in wholesale power revenues, primarily due to additional volumes and capacity charges for customers served under long-term contracts, including the NCEMPA wholesale contract that became effective August 1, 2015.

Partially offset by:

•	a $104 million decrease in fuel revenues driven by lower fuel prices included in electric rates.
Operating Expenses. The variance was driven primarily by:

•
a $98 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to lower natural gas and coal prices, partially offset by increased generation due to higher sales volumes; and

•	an $85 million impairment charge in prior year related to the September 2015 Edwardsport IGCC settlement.
Partially offset by:

•
a $58 million increase in depreciation and amortization expense primarily due to additional plant in service, including the amortization of Duke Energy Florida's Crystal River 3 regulatory asset, and the additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015; and

•
a $22 million increase in operations and maintenance expense primarily due to higher environmental and operational costs that are recoverable in rates, increased employee benefits costs, and higher storm restoration costs; partially offset by lower costs due to effective cost control efforts.

Other Income and Expenses, net. The variance was driven primarily by higher allowance for funds used during construction (AFUDC) equity.

PART I

Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by a lower effective tax rate. The effective tax rates for the three months ended September 30, 2016 and 2015 were 34.4 percent and 37.3 percent, respectively. The decrease in the effective tax rate is primarily due to an unfavorable prior period adjustment recorded in 2015.
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Regulated Utilities’ results were impacted by increased pricing and rider revenues, the prior year impairment associated with the September 2015 Edwardsport IGCC settlement, an increase in wholesale power margins, and increase in weather-normal sales volumes. These impacts were partially offset by increased depreciation and amortization expense, and higher property and other tax expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $739 million decrease in fuel revenues driven by lower fuel prices included in electric rates.
Partially offset by:

•
a $275 million increase in rider revenues including increased revenues related to energy efficiency programs, the additional ownership interest in certain generating assets acquired from NCEMPA in the third quarter of 2015, and increased revenues related to Duke Energy Indiana’s clean coal equipment, and retail electric pricing primarily due to the expiration of the North Carolina cost of removal decrement rider;

•
an $84 million increase in wholesale power revenues, primarily due to additional volumes and capacity charges for customers served under long-term contracts, including the NCEMPA wholesale contract that became effective August 1, 2015; and

•	a $40 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting retail sales growth.
Operating Expenses. The variance was driven primarily by:

•
a $725 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to lower natural gas and coal prices and lower natural gas volumes to full-service retail natural gas customers; and

•	an $85 million impairment charge in prior year related to the September 2015 Edwardsport IGCC settlement.
Partially offset by:

•
a $102 million increase in depreciation and amortization expense primarily due to additional plant in service, including the expiration of the North Carolina cost of removal decrement rider, and the additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015; and

•	a $45 million increase in property and other taxes primarily due to higher property taxes across multiple jurisdictions and higher sales and use tax at Duke Energy Indiana.
Other Income and Expenses, net. The variance was driven primarily by higher AFUDC equity.
Income Tax Expense. The variance is due to an increase in pretax income and a lower effective tax rate. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 35.2 and 37 percent, respectively. The decrease in effective tax rate is primarily due to favorable impacts of finalizing tax audits, favorable tax return true-ups and an unfavorable prior period adjustment recorded in 2015.
Matters Impacting Future Regulated Utilities Results
On May 18, 2016, the North Carolina Department of Environmental Quality (NCDEQ) issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the North Carolina governor on July 14, 2016. Regulated Utilities' estimated asset retirement obligations related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans are developed and approved for each site and the closure work progresses, and the closure method scope is determined, the complexity of work and the amount of coal combustion material could be different than estimated and, therefore, could materially impact Regulated Utilities’ financial position, results of operations and cash flows. See Note 7 to the Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.
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
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. See Note 4, “Regulatory Matters” and Note 7, "Asset Retirement Obligations," to the Condensed Consolidated Financial Statements for additional information.
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy has not completed the final accumulation of total estimated incremental storm restoration costs incurred; however, the preliminary estimate is approximately $200 million. Given the magnitude of the storm, Duke Energy Progress intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in its next base rate cases. An order from regulatory

PART I

authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows.
International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Variance	2016	2015	Variance
Operating Revenues	$245	$281	$(36)	$761	$841	$(80)
Operating Expenses	177	200	(23)	713	639	74
Loss on Sales of Other Assets and Other, net	(1)	—	(1)	(2)	(1)	(1)
Operating Income	67	81	(14)	46	201	(155)
Other Income and Expenses	23	24	(1)	62	69	(7)
Interest Expense	19	21	(2)	63	66	(3)
Income Before Income Taxes	71	84	(13)	45	204	(159)
Income Tax Expense (Benefit)	4	14	(10)	(48)	44	(92)
Less: Income Attributable to Noncontrolling Interests	3	1	2	8	3	5
Segment Income	$64	$69	$(5)	$85	$157	$(72)

Sales, GWh	5,017	4,590	427	16,522	13,580	2,942
Net proportional MW capacity in operation				4,315	4,333	(18)
Three Months Ended September 30, 2016 as Compared to September 30, 2015
International Energy’s results were impacted by lower earnings from the equity method investment in NMC. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $39 million decrease in Central America due to lower average prices and volumes; and

•	a $9 million decrease in Peru due to lower hydrocarbon and energy sales volumes and average prices.
Partially offset by:

•	a $19 million increase in Brazil due to stronger foreign currency exchange rates and higher average contract prices.
Operating Expenses. The variance was driven primarily by:

•	a $34 million decrease in Central America due to lower fuel and purchased power costs; and

•	a $20 million decrease in Ecuador primarily due to the absence of a prior year impairment loss.
Partially offset by:

•	a $27 million increase in Brazil due to higher purchased power costs and stronger foreign currency exchange rates.
Other Income and Expense, net. The variance was primarily due to lower earnings from the equity method investment in NMC as a result of lower average MTBE prices, offset by lower butane costs and the receipt of an insurance reimbursement in Ecuador.
Income Tax Expense (Benefit). The effective tax rates for the three months ended September 30, 2016 and 2015 were 5.6 percent and 16.7 percent, respectively. The decrease in effective tax rate was primarily due to a true-up of foreign tax credits.
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
International Energy’s results were impacted by an impairment charge related to certain assets in Central America, lower earnings from the equity method investment in NMC and unfavorable exchange rates in Latin America, partially offset by improved hydrology in Brazil and lower income taxes as a result of the company's intent to no longer indefinitely reinvest foreign earnings. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $65 million decrease in Central America due to lower average prices; and

•	a $14 million decrease in Peru due to lower hydrocarbon average prices and volumes and lower energy sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $130 million increase in Central America due to the asset impairment, partially offset by lower purchased power and fuel costs; and

•	an $11 million increase in Peru due to higher purchased power costs, partially offset by lower hydrocarbon royalty costs.

PART I

Partially offset by:

•	a $39 million decrease in Brazil due to lower purchased power costs resulting from improved hydrology and weaker foreign currency exchange rates, partially offset by higher variable costs; and

•	a $14 million decrease in Ecuador primarily due to the absence of a prior year impairment.
Other Income and Expense, net. The variance was primarily due to lower earnings from the equity method investment in NMC as a result of lower average MTBE and methanol prices, as well as lower MTBE sales volumes due to planned maintenance, partially offset by lower butane costs, the absence of a prior year net currency remeasurement loss in Latin America, and the receipt of an insurance claim reimbursement in Ecuador.
Income Tax Expense (Benefit). The variance was due to a decrease in the effective tax rate and a decrease in pretax income. The decrease in the effective tax rate was primarily a result of Duke Energy's ability to more efficiently utilize foreign tax credits. See Note 17 to the Condensed Consolidated Financial Statements, “Income Taxes,” for additional information.
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
In October 2016, Duke Energy reached agreements to sell the International Disposal Group. As a result, the International Disposal Group will be classified as held for sale and as discontinued operations beginning in the fourth quarter of 2016. Upon classification as held for sale, International Energy expects to record an estimated pretax impairment charge of approximately $325 million to $375 million, primarily due to the cumulative foreign currency translation losses classified as accumulated other comprehensive loss. The transactions are expected to close by early 2017.
Commercial Portfolio

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Variance	2016	2015	Variance
Operating Revenues	$140	$66	$74	$366	$214	$152
Operating Expenses	141	82	59	373	255	118
Gains on Sales of Other Assets and Other, net	1	—	1	3	6	(3)
Operating Loss	—	(16)	16	(4)	(35)	31
Other Income and Expenses	(69)	(3)	(66)	(63)	(3)	(60)
Interest Expense	15	11	4	38	33	5
Loss Before Income Taxes	(84)	(30)	(54)	(105)	(71)	(34)
Income Tax Benefit	(62)	(37)	(25)	(123)	(55)	(68)
Less: Loss Attributable to Noncontrolling Interests	(1)	(1)	—	(2)	(1)	(1)
Segment (Loss) Income	$(21)	$8	$(29)	$20	$(15)	$35

Renewable plant production, GWh	1,801	1,230	571	5,619	3,913	1,706
Net proportional MW capacity in operation				2,725	1,634	1,091
Three Months Ended September 30, 2016 as Compared to September 30, 2015
Commercial Portfolio’s lower earnings were primarily due to an impairment charge related to certain equity method investments in wind projects, partially offset by new wind and solar generation placed in service, and improved wind production. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $58 million increase in electric revenues due to growth in the REC Solar business; and

•	a $22 million increase in electric revenues from new wind and solar generation placed in service and improved wind production.
Operating Expenses. The variance was driven primarily by:

•	a $55 million increase in operating expenses due to growth in the REC Solar business; and

•	a $13 million increase in operating expenses from new wind and solar generation placed in service.

PART I

Other Income and Expenses, net. The variance was due to a $71 million pretax impairment charge related to certain equity method investments in wind projects. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for additional information.
Income Tax Benefit. The variance was primarily due to an increase in pretax losses. The decrease in the effective tax rate was primarily due to the impact of production tax credits for the renewables portfolio.
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Commercial Portfolio’s higher earnings were primarily due to a state tax charge recorded in the prior year related to the Midwest Generation business, new wind and solar generation placed in service and improved wind production, partially offset by an impairment charge related to certain equity method investments in wind projects. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $115 million increase in electric revenues due to acquisition and growth of REC Solar; and

•	a $52 million increase in electric revenues from new wind and solar generation placed in service and improved wind production.
Partially offset by:

•	a $14 million decrease due to the shift of the residual Midwest Generation business out of Commercial Portfolio following the sale of the Midwest Generation Disposal Group.
Operating Expenses. The variance was driven primarily by:

•	a $111 million increase in operating expenses due to acquisition and growth of REC Solar; and

•	a $26 million increase in operating expenses from new wind and solar generation placed in service.
Partially offset by:

•
a $28 million decrease due to the shift of the residual Midwest generation business out of Commercial Portfolio following the sale of the Midwest Generation Disposal Group. See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for additional information.

Other Income and Expenses, net. The variance was driven primarily by:

•
a $71 million pretax impairment charge related to certain equity method investments in wind projects. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for additional information.

Partially offset by:

•	a $12 million increase in equity earnings from the Commercial Pipeline business.
Income Tax Benefit. The variance was primarily due to a $41 million charge in the prior year related to changes in state tax apportionment factors on deferred taxes resulting from the sale of the Midwest Generation Disposal Group in the second quarter of 2015 and the impact of production tax credits for the renewables portfolio.
Matters Impacting Future Commercial Portfolio
Persistently low market pricing or wind resources, primarily in the Ercot West market, and the future expiration of tax incentives including Investment Tax Credits and Production Tax Credits could result in adverse impacts to the future results of Commercial Renewables.

PART I

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Variance	2016	2015	Variance
Operating Revenues	$32	$17	$15	$91	$78	$13
Operating Expenses	128	64	64	316	177	139
Gains on Sales of Other Assets and Other, net	5	3	2	16	16	—
Operating Loss	(91)	(44)	(47)	(209)	(83)	(126)
Other Income and Expenses	12	(2)	14	30	8	22
Interest Expense	157	91	66	553	285	268
Loss Before Income Taxes	(236)	(137)	(99)	(732)	(360)	(372)
Income Tax Benefit	(50)	(95)	45	(276)	(229)	(47)
Less: Income Attributable to Noncontrolling Interests	3	3	—	7	8	(1)
Net Expense	$(189)	$(45)	$(144)	$(463)	$(139)	$(324)
Three Months Ended September 30, 2016 as Compared to September 30, 2015
Other's higher net expense was driven by higher interest expense related to the Piedmont acquisition financing, severance accruals, increased charitable donations and prior year tax benefits. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The increase was primarily due to an increase in severance accruals, increase in donations to the Duke Energy Foundation and costs related to the Piedmont acquisition. The Duke Energy Foundation is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions.
Other Income and Expenses, net. The increase was primarily due to higher returns on investments that support employee benefit obligations.
Interest Expense. The increase was primarily due to Piedmont acquisition financing, including bridge facility costs and losses on forward-starting interest rate swaps. For additional information see Notes 2 and 10 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to a decrease in the effective tax rate, partially offset by an increase in pretax losses. The effective tax rates for the three months ended September 30, 2016 and 2015 were 21.2 percent and 69.3 percent, respectively. The decrease in the effective tax rate was primarily due to a change in manufacturing deduction, impacts of finalizing federal tax audits and the benefit from legal entity restructuring recorded in 2015.
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Other's higher net expense was due to higher interest expense related to the Piedmont acquisition financing, severance accruals and donations to the Duke Energy Foundation. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to the shift of the residual Midwest Generation business from the Commercial Portfolio segment to Other in the second quarter of 2015. See Note 3 to the condensed consolidated Financial Statements, "Business Segments," for additional information.
Operating Expenses. The increase was primarily due to severance accruals, an increase in donations to the Duke Energy Foundation, costs related to the Piedmont acquisition and higher charges in the current year due to the shift of the residual Midwest Generation business from the Commercial Portfolio segment to Other in the second quarter of 2015. See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for additional information.
Other Income and Expenses, net. The increase was primarily due to higher returns on investments that support employee benefit obligations.
Interest Expense. The increase was primarily due to Piedmont acquisition financing, including bridge facility costs and losses on forward-starting interest rate swaps. For additional information see Notes 2 and 10 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to an increase in pretax losses, partially offset by a decrease in the effective tax rate. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 37.7 percent and 63.6 percent, respectively. The decrease in the effective tax rate was primarily due to a change in the manufacturing deduction, tax levelization and the benefit from legal entity restructuring recorded in 2015.
Matters Impacting Future Other Results
Duke Energy Ohio’s retired Beckjord generating station (Beckjord), previously an asset of Commercial Portfolio, became an asset of Other after the sale of the Midwest Generation Disposal Group. Beckjord, a nonregulated facility retired during 2014, is not subject to the U.S. Environmental Protection Agency (EPA) rule related to the disposal of Coal Combustion Residuals (CCR) from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash, the costs could have an adverse impact on Other's financial position, results of operations and cash flows.

PART I

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Three and Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Discontinued Operations, Net of Tax. The variance was primarily driven by a $122 million income tax benefit resulting from immaterial out of period deferred tax liability adjustments related to previously sold businesses. See Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions,” for more information.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2016	2015	Variance
Operating Revenues	$5,641	$5,669	$(28)
Operating Expenses	3,880	4,005	(125)
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating Income	1,760	1,664	96
Other Income and Expenses, net	121	125	(4)
Interest Expense	316	313	3
Income Before Income Taxes	1,565	1,476	89
Income Tax Expense	539	536	3
Net Income	$1,026	$940	$86
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2016
Residential sales	(1.7)%
General service sales	0.1%
Industrial sales	(1.1)%
Wholesale power sales	8.0%
Joint dispatch sales	(38.8)%
Total sales	0.6%
Average number of customers	1.4%
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $179 million decrease in fuel revenues driven by lower fuel prices included in electric retail and wholesale rates.
Partially offset by:

•
a $65 million increase in retail pricing and rate riders, which primarily reflects increased revenues related to energy efficiency programs and the expiration of the North Carolina cost of removal decrement rider;

•	a $35 million increase in electric sales, net of fuel revenues, to retail customers due to favorable weather compared to the prior year;

•	a $28 million increase in weather-normal electric sales, net of fuel revenues, to retail customers due to load growth; and

•	a $26 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes for customers served under long-term contracts.
Operating Expenses. The variance was driven primarily by:

•	a $163 million decrease in fuel used in electric generation and purchased power primarily related to lower natural gas and coal prices, as well as a change in generation mix.
Partially offset by:

•	a $23 million increase in depreciation and amortization expense primarily due to higher amount of property, plant and equipment in service; and

•	a $13 million increase in operating and maintenance expense primarily due to higher storm restoration costs and severance expenses, partially offset by lower expenses at generating plants.

PART I

Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by a lower effective tax rate. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 34.4 percent and 36.3 percent, respectively. The decrease in the effective tax rate was primarily due to a favorable state resolution related to prior year tax returns and favorable tax true-ups.
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the North Carolina governor on July 14, 2016. Duke Energy Carolinas' estimated asset retirement obligations related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans are developed and approved for each site and the closure work progresses, and the closure method scope is determined, the complexity of work and the amount of coal combustion material could be different than estimated and, therefore, could materially impact Duke Energy Carolinas' financial position, results of operations and cash flows. See Note 7 to the Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.
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
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Carolinas' financial position, results of operations and cash flows. See Note 4, “Regulatory Matters” and Note 7, "Asset Retirement Obligations," to the Condensed Consolidated Financial Statements for additional information.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2016	2015	Variance
Operating Revenues	$7,645	$7,941	$(296)
Operating Expenses	5,814	6,150	(336)
Gains on Sales of Other Assets and Other, net	18	18	—
Operating Income	1,849	1,809	40
Other Income and Expenses, net	79	63	16
Interest Expense	497	504	(7)
Income From Continuing Operations Before Taxes	1,431	1,368	63
Income Tax Expense From Continuing Operations	496	435	61
Income From Continuing Operations	935	933	2
Loss From Discontinued Operations, net of tax	—	(2)	2
Net Income	935	931	4
Less: Net Income Attributable to Noncontrolling Interests	8	8	—
Net Income Attributable to Parent	$927	$923	$4
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Operating Revenues. The variance was driven primarily by:

•
a $469 million decrease in fuel and capacity revenues from retail customers primarily due to lower natural gas prices, changes in generation mix, and decreased demand from retail customers; partially offset by increased capacity rates to retail customers at Duke Energy Florida.

Partially offset by:

•
a $124 million increase in rate riders, including increased revenues related to energy efficiency programs, the additional ownership interest in certain generating assets acquired from NCEMPA in the third quarter of 2015, higher nuclear asset securitization revenues in the current year, and an increase in energy conservation and environmental cost recovery clause revenues, partially offset by lower nuclear cost recovery clause rider revenues due to suspending recovery for the Levy nuclear project in 2015; and

•
a $34 million increase in wholesale power revenues primarily due to a new NCEMPA contract effective August 1, 2015, partially offset by lower peak demand at Duke Energy Progress and wholesale contracts that expired in the prior year at Duke Energy Florida.

Operating Expenses. The variance was driven primarily by:

•
a $441 million decrease in fuel used in electric generation and purchased power primarily due to lower natural gas prices, changes in generation mix, lower deferred fuel expense, and lower generation costs, partially offset by increased purchased power.

Partially offset by:

•	a $73 million increase in depreciation and amortization expense primarily due to additional plant in service, including the additional ownership interest in generating assets acquired from NCEMPA; and

•
a $27 million increase in operations and maintenance expense primarily due to an increase in costs recoverable through the energy conservation cost recovery clause and an increase in employee benefit costs, partially offset by a decrease in payroll and labor costs.

Other Income and Expenses, net. The variance was driven by higher AFUDC equity return on the Citrus County Combined Cycle and Hines Chiller Uprate projects in the current year and gains on insurance policies, both at Duke Energy Florida.
Income Tax Expense. The variance was primarily due to an increase in pretax income and a higher effective tax rate. The effective tax rate for the nine months ended September 30, 2016 and 2015 were 34.7 percent and 31.8 percent, respectively. The increase in the effective tax rate was primarily due to state tax benefits from legal entity restructuring in 2015 and the release of tax reserves in 2015 due to expired statutes.

PART I

Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the North Carolina governor on July 14, 2016. Progress Energy's estimated asset retirement obligations related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans are developed and approved for each site and the closure work progresses, and the closure method scope is determined, the complexity of work and the amount of coal combustion material could be different than estimated and, therefore, could materially impact Progress Energy's financial position, results of operations and cash flows. See Note 7 to the Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.
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
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Note 4, “Regulatory Matters” and Note 7, "Asset Retirement Obligations," to the Condensed Consolidated Financial Statements for additional information.
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy has not completed the final accumulation of total estimated incremental storm restoration costs incurred; however, the preliminary estimate is approximately $200 million. Given the magnitude of the storm, Duke Energy Progress intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in its next base rate cases. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Progress Energy's financial position, results of operations and cash flows.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2016	2015	Variance
Operating Revenues	$4,103	$4,130	$(27)
Operating Expenses	3,154	3,238	(84)
Gains on Sales of Other Assets and Other, net	2	2	—
Operating Income	951	894	57
Other Income and Expenses, net	47	49	(2)
Interest Expense	188	175	13
Income Before Income Taxes	810	768	42
Income Tax Expense	271	271	—
Net Income and Comprehensive Income	$539	$497	$42
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2016
Residential sales	(3.7)%
General service sales	0.1%
Industrial sales	—%
Wholesale power sales	21.4%
Joint dispatch sales	39.4%
Total sales	8.0%
Average number of customers	1.3%
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $166 million decrease in fuel revenues driven by lower natural gas prices and changes in generation mix;

•	a $12 million decrease in intercompany Joint Dispatch Agreement (JDA) coal blending revenues; and

•	a $7 million decrease in transmission revenues driven by lower volumes and a settlement with customers that reduced the rate of return on equity.
Partially offset by:

•
a $111 million increase in rider revenues due to a rider established in December 2015 to recover costs associated with the purchase of NCEMPA’s ownership interest in certain generating assets, and growth in rider revenues related to energy efficiency programs; and

•	a $52 million increase in wholesale power revenues primarily due to a new NCEMPA contract effective August 1, 2015, partially offset by lower peak demand.
Operating Expenses. The variance was driven primarily by:

•	a $167 million decrease in fuel used in electric generation and purchased power primarily due lower natural gas prices and changes in generation mix.
Partially offset by:

•
a $64 million increase in depreciation and amortization expenses primarily due to additional plant in service, including the additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015; and

•	a $17 million increase in property and other taxes due to a 2015 North Carolina Franchise Tax refund and increases in current year property taxes in North Carolina and South Carolina.
Interest Expense. The variance was primarily driven by interest related to new debt issuances in 2015.
Income Tax Expense. The variance was primarily due to a lower effective tax rate, partially offset by an increase in pretax income. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 33.5 percent and 35.3 percent, respectively. The decrease in the effective tax rate was primarily due to the impact of tax return true-ups.

PART I

Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the North Carolina governor on July 14, 2016. Duke Energy Progress' estimated asset retirement obligations related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans are developed and approved for each site and the closure work progresses, and the closure method scope is determined, the complexity of work and the amount of coal combustion material could be different than estimated and, therefore, could materially impact Duke Energy Progress' financial position, results of operations and cash flows. See Note 7 to the Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.
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
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy has not completed the final accumulation of total estimated incremental storm restoration costs incurred; however, the preliminary estimate is approximately $200 million. Given the magnitude of the storm, Duke Energy Progress intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in its next base rate cases. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Progress' financial position, results of operations and cash flows.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2016	2015	Variance
Operating Revenues	$3,538	$3,803	$(265)
Operating Expenses	2,652	2,904	(252)
Operating Income	886	899	(13)
Other Income and Expenses, net	30	12	18
Interest Expense	143	149	(6)
Income Before Income Taxes	773	762	11
Income Tax Expense	286	268	18
Net Income	$487	$494	$(7)
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

Increase (Decrease) over prior period	2016
Residential sales	3.0%
General service sales	0.8%
Industrial sales	(2.5)%
Wholesale and other	29.2%
Total sales	2.4%
Average number of customers	1.6%
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $303 million decrease in fuel and capacity revenues primarily due to decreased fuel prices to retail customers, partially offset by increased capacity rates to retail customers; and

•	an $18 million decrease in wholesale power revenues primarily driven by contracts that expired in the prior year.
Partially offset by:

•	a $16 million increase in weather-normal sales volumes to retail customers in the current year;

•	a $15 million increase in other revenue primarily due to a transmission customer settlement charge taken in the prior year, increased transmission demand and higher transmission rates; and

•
a $13 million increase in rider revenues primarily due to nuclear asset securitization revenues beginning in 2016 and an increase in energy conservation cost recovery clause and environmental cost recovery clause revenues due to high recovery rates in 2016, partially offset by a decrease in nuclear cost recovery clause revenues due to suspending recovery of the Levy nuclear project in 2015.

Operating Expenses. The variance was driven primarily by:

•	a $274 million decrease in fuel used in electric generation and purchased power primarily due to lower deferred fuel expense and lower generation costs, partially offset by increased purchased power.
Partially offset by:

•
a $24 million increase in operations and maintenance expense primarily due to an increase in costs recoverable through the energy conservation cost recovery clause and an increase in employee benefit costs, partially offset by a decrease in payroll and labor costs.

Other Income and Expenses, net. The variance was driven by higher AFUDC equity return on the Citrus County Combined Cycle and Hines Chiller Uprate projects in the current year and gains on insurance policies.
Income Tax Expense. The variance was primarily due to an increase in pretax income and a higher effective tax rate. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 37.0 percent and 35.2 percent, respectively. The increase in the effective tax rate was primarily due to a release of tax reserves in 2015 due to expired tax statutes.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2016	2015	Variance
Operating Revenues	$1,433	$1,453	$(20)
Operating Expenses	1,178	1,231	(53)
Gains on Sales of Other Assets and Other, net	2	8	(6)
Operating Income	257	230	27
Other Income and Expenses, net	6	(2)	8
Interest Expense	63	58	5
Income from Continuing Operations Before Income Taxes	200	170	30
Income Tax Expense from Continuing Operations	65	64	1
Income from Continuing Operations	135	106	29
Income from Discontinued Operations, net of tax	36	23	13
Net Income	$171	$129	$42
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2016
Residential sales	(1.3)%
General service sales	0.6%
Industrial sales	(0.6)%
Wholesale power sales	(69.0)%
Total sales	(2.9)%
Average number of customers	0.8%
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $40 million decrease in fuel revenues driven by lower electric fuel and natural gas prices and decreased sales volumes; and

•	a $3 million decrease due to less favorable weather compared to the prior year.
Partially offset by:

•	a $23 million increase in the energy efficiency rider due to a prior year unfavorable regulatory order limiting the ability to utilize energy efficiency banked savings.
Operating Expenses. The variance was driven by a $52 million decrease in the cost of natural gas, primarily due to decreased sales volumes and lower natural gas prices.
Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by a lower effective tax rate. The effective tax rate for the nine months ended September 30, 2016 and 2015 were 32.5 percent and 37.6 percent, respectively. The decrease in the effective tax rate was primarily due to a favorable adjustment related to prior period depreciation and other property, plant and equipment.
Discontinued Operations, Net of Tax. The variance was primarily due to an income tax benefit resulting from immaterial out of period deferred tax liability adjustments related to the Midwest Generation Disposal Group, partially offset by the Midwest Generation Disposal Group's operating results in 2015. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Notes 4, “Regulatory Matters” and Note 7, "Asset Retirement Obligations," to the Condensed Consolidated Financial Statements for additional information.
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

PART I

On November 13, 2013, the Public Utilities Commission of Ohio (PUCO) issued an order (PUCO order) approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former manufactured gas plant (MGP) sites. At September 30, 2016, Duke Energy Ohio had recorded in Regulatory assets on the Condensed Consolidated Balance Sheet approximately $101 million of estimated MGP remediation costs not yet recovered through the MGP rider mechanism. Intervenors have appealed to the Ohio Supreme Court the PUCO order authorizing recovery of these amounts. That appeal remains pending. The PUCO order also established deadlines for costs to be incurred at certain sites in order to be for the costs to be recoverable. On May 16, 2016, Duke Energy Ohio filed an application to extend the deadline of December 31, 2016, for the East End site. The amount of Regulatory assets previously discussed includes $46 million of costs expected to be incurred after the December 31, 2016 deadline. Duke Energy Ohio cannot predict the outcome of the appeal before the Ohio Supreme Court or future action by the PUCO. If Duke Energy Ohio is not able to recover these remediation costs in rates, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2016	2015	Variance
Operating Revenues	$2,225	$2,223	$2
Operating Expenses	1,636	1,750	(114)
Operating Income	589	473	116
Other Income and Expenses, net	15	9	6
Interest Expense	136	132	4
Income Before Income Taxes	468	350	118
Income Tax Expense	159	128	31
Net Income	$309	$222	$87
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2016
Residential sales	(2.5)%
General service sales	(0.1)%
Industrial sales	0.6%
Wholesale power sales	38.3%
Total sales	5.6%
Average number of customers	1.1%
Nine Months Ended September 30, 2016 as Compared to September 30, 2015
Operating Revenues. The variance was driven primarily by:

•	a $46 million increase in retail pricing and rate rider revenues primarily due to increased revenues related to clean coal equipment and Edwardsport IGCC; and

•	a $29 million increase in wholesale revenues due to new contracts and higher demand.
Partially offset by:

•	a $71 million decrease in fuel revenues, including emission allowances, primarily due to a decrease in fuel prices.
Operating Expenses. The variance was driven primarily by:

•
an $89 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel prices and the net benefit to expense of reduced purchased power and increased internal generation; and

•	an $85 million impairment charge in the prior year related to the September 2015 Edwardsport IGCC settlement.
Partially offset by:

•	a $26 million increase in property and other taxes, primarily driven by higher sales and use tax due to the partial reversal in 2015 of a tax reserve upon settlement of the matter;

•	a $25 million increase in depreciation and amortization expenses primarily due to a higher amount of property, plant and equipment in service; and

•	an $8 million impairment charge in the current year related to the early retirement of certain metering equipment.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 34.0 percent and 36.6 percent, respectively. The decrease in the effective tax rate was primarily due to a favorable adjustment related to prior period depreciation and other property, plant and equipment.

PART I

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
The IURC approved a settlement agreement between Duke Energy Indiana and multiple parties that resolves all disputes, claims and issues from the IURC proceedings related to post-commercial operating performance and recovery of ongoing operating and capital costs at the Edwardsport IGCC generating facility. Pursuant to the terms of this agreement, the agreement imposes a cost cap for retail recoverable operations and maintenance costs in the second half of 2016, and 2017. An inability to manage operating costs in accordance with caps imposed pursuant to the agreement could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

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
At September 30, 2016, Duke Energy had cash and cash equivalents of $6.2 billion, of which $526 million is held by entities domiciled in foreign jurisdictions. The increase in cash and cash equivalents was primarily due to proceeds from debt issuances intended to fund the Piedmont acquisition, as discussed below.
Piedmont Acquisition
On October 3, 2016, Duke Energy completed the acquisition contemplated by the Merger Agreement with Piedmont for a total cash price of approximately $5.0 billion and assumed Piedmont's existing long-term debt, which had an estimated fair value of approximately $2.0 billion.
Financings to fund the transaction included $3.75 billion of long-term debt issued in August 2016, and $750 million borrowed under the Term Loan Facility on September 30, 2016.
Following the close of the Piedmont acquisition, Duke Energy physically settled the Equity Forwards in full by delivering 10.6 million shares of common stock in exchange for net cash proceeds of approximately $723 million. The net proceeds were used to finance a portion of the Piedmont acquisition.
See Notes 2 and 14 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions" and "Common Stock," respectively, for additional information on the Piedmont acquisition financing.
International Energy
In December 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable to repatriate approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. As of September 30, 2016, approximately $1.6 billion has been remitted.
As of December 31, 2015, Duke Energy’s intention was to indefinitely reinvest foreign earnings of International Energy earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Energy Disposal Group. On October 10, 2016, Duke Energy reached agreements to sell the International Disposal Group in two separate transactions with a combined enterprise value of approximately $2.4 billion. The transactions are expected to close by early 2017.
For further information on the sale of International Energy, refer to Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions."
Accordingly, Duke Energy no longer intends to indefinitely reinvest the undistributed earnings of International Energy. This change in Duke Energy's intent, combined with the extension of bonus depreciation by Congress in late 2015, allows Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historic unremitted foreign earnings by approximately $95 million for the nine months ended September 30, 2016.
Proceeds received from the notes described above or resulting from a sale of International Energy are expected to be used by Duke Energy to reduce debt and fund the operations and growth of domestic businesses.

PART I

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

	September 30, 2016
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(a)	$7,500	$3,400	$1,100	$1,000	$950	$450	$600
Reduction to backstop issuances
Commercial paper(b)	(1,652)	(1,027)	(300)	(150)	—	(25)	(150)
Outstanding letters of credit	(77)	(70)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,155	$2,303	$511	$598	$949	$425	$369

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

Term Loan Facility
On February 22, 2016, Duke Energy entered into a six-month term loan facility with commitments totaling $1.0 billion (the Term Loan). On August 1, 2016, Duke Energy and each of the lenders amended and restated certain terms of this facility, resulting in aggregate commitments of $1.5 billion and extending the maturity date to July 31, 2017. As of September 30, 2016, $850 million has been drawn under the amended and restated term loan, including $750 million used to fund a portion of the Piedmont acquisition.
On October 28, 2016, Duke Energy drew the remaining $650 million available under the $1.5 billion Term Loan and used the proceeds to manage short-term liquidity and for general corporate purposes. The terms and conditions of the Term Loan are generally consistent with those governing Duke Energy’s Master Credit Facility.
Shelf Registration
In September 2016, Duke Energy filed a Form S-3 with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement was filed to replace a similar prior filing upon expiration of its three year term, and also allows for the issuance of common stock by Duke Energy.

PART I

DEBT MATURITIES
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2016
Unsecured Debt
Duke Energy (Parent)	November 2016	2.150%	$500
Duke Energy (Parent)	April 2017	1.034%	400
Duke Energy(a)	May 2017	15.681%	56
Duke Energy (Parent)	August 2017	1.625%	700
Secured Debt
Duke Energy	June 2017	2.155%	45
First Mortgage Bonds
Duke Energy Carolinas	December 2016	1.750%	350
Duke Energy Progress	March 2017	1.035%	250
Duke Energy Florida	September 2017	5.800%	250
Tax-exempt Bonds
Duke Energy Carolinas	February 2017	3.600%	77
Other(b)			573
Current maturities of long-term debt			$3,201

(a)	The interest rate includes country-specific risk premiums.

(b)	Includes capital lease obligations, amortizing debt and small bullet maturities.
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
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2016, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
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
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The Duke Energy Registrants' credit ratings and outlooks from Fitch, Moody's and S&P have not changed since February 2016, except for the Duke Energy Corporation outlook from Fitch. In October 2016, Fitch removed Duke Energy Corporation's ratings from rating watch negative and assigned a negative outlook.
In October 2016, S&P downgraded Piedmont's issuer credit rating and senior unsecured debt rating to A- from A and commercial paper to A-2 from A-1. S&P removed Piedmont's ratings from credit watch with negative implications and assigned a negative outlook. These actions aligned Piedmont’s S&P credit ratings with those of Duke Energy Corporation, under S&P’s group rating methodology.

PART I

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Cash flows provided by (used in):
Operating activities	$5,592	$5,396
Investing activities	(5,555)	(3,291)
Financing activities	5,285	(2,771)
Net increase (decrease) in cash and cash equivalents	5,322	(666)
Cash and cash equivalents at beginning of period	857	2,036
Cash and cash equivalents at end of period	$6,179	$1,370
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Net income	$2,392	$2,349
Non-cash adjustments to net income	3,585	3,762
Contributions to qualified pension plans	—	(143)
Payments for asset retirement obligations	(443)	(208)
Working capital	58	(364)
Net cash provided by operating activities	$5,592	$5,396
The variance was driven primarily due to:

•
a $422 million increase in working capital primarily due to higher property tax accruals due to timing of payments and lower coal stock inventory due to management of high inventory levels through less delivery receipts and higher utilization as a result of warmer than normal weather, partially offset by higher current year receivables;

Partially offset by:

•	a $235 million increase in payments for the closure of ash basins and nuclear decommissioning of Crystal River Unit 3.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Capital, investment and acquisition expenditures	$(5,450)	$(6,168)
Available for sale securities, net	59	20
Proceeds from sale of the Midwest Generation Disposal Group	—	2,792
Other investing items	(164)	65
Net cash used in investing activities	$(5,555)	$(3,291)
The variance was primarily due to:

•	a $2,792 million decrease in proceeds mainly due to prior year sale of the Midwest Generation Disposal Group to Dynegy Inc.;
Partially offset by:

•	a $718 million decrease in capital, investment and acquisition expenditures primarily due to the prior year purchase of NCEMPA ownership interests in certain generating assets.

PART I

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Issuance of common stock related to employee benefit plans	$7	$16
Issuances of long-term debt, net	7,659	516
Notes payable and commercial paper	(647)	(113)
Dividends paid	(1,731)	(1,685)
Repurchase of common shares	—	(1,500)
Other financing items	(3)	(5)
Net cash provided by (used in) financing activities	$5,285	$(2,771)
The variance was due primarily to:

•
a $7,143 million increase in proceeds from net issuances of long-term debt mainly due to the issuance of $3,750 million of senior unsecured notes used to fund a portion of the Piedmont acquisition, $1,294 million of senior secured bonds used to finance the recovery of certain retired nuclear generation assets and other issuances primarily used to fund capital expenditures, pay down outstanding commercial paper and repay debt maturities; and

•	a $1,500 million decrease in cash outflows due to the prior year repurchase of 19.8 million common shares under the accelerated stock repurchase program.
Partially offset by:

•
a $534 million increase in net payments of notes payable and commercial paper, primarily due to repayment of commercial paper, partially offset by proceeds from the Term Loan used primarily to fund a portion of the Piedmont acquisition. These cash outflows were primarily made with proceeds from long-term debt issuances.

Summary of Significant Debt Issuances
Piedmont Acquisition Financing
In August 2016, Duke Energy issued $3.75 billion of senior unsecured notes in three separate series to fund a portion of the Piedmont acquisition. The $4.9 billion senior unsecured bridge financing facility with Barclays Capital, Inc. was terminated following the issuance of this long-term debt. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions", for additional information on the Piedmont acquisition.
Solar Facilities Financing
In August 2016, Emerald State Solar, LLC, an indirect wholly owned subsidiary of Duke Energy, entered into a portfolio financing of approximately 22 North Carolina solar facilities. The $333 million term loan facility consists of Tranche A of $228 million secured by substantially all the assets of the solar facilities and Tranche B of $105 million secured by an Equity Contribution Agreement with Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures related to the Emerald State Solar, LLC portfolio. The initial interest rate on the loans was six months London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.75 percent plus a 0.125 percent increase every three years thereafter. In connection with this debt issuance, Emerald State Solar, LLC entered into two interest rate swaps to convert the substantial majority of the loan interest payments from variable rates to fixed rates of approximately 1.81 percent for Tranche A and 1.38 percent for Tranche B, plus the applicable margin.
Nuclear Asset-Recovery Bonds
In June 2016, DEFPF issued $1,294 million of nuclear asset-recovery bonds and used the proceeds to acquire nuclear asset-recovery property from its parent, Duke Energy Florida. The nuclear asset-recovery bonds are payable only from and secured by the nuclear asset-recovery property. DEFPF is consolidated for financial reporting purposes; however, the nuclear asset-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, Duke Energy Florida or any of its affiliates other than DEFPF. The assets of DEFPF, including the nuclear asset-recovery property, are not available to pay creditors of Duke Energy Florida or any of its affiliates. Duke Energy Florida used the proceeds from the sale to repay short-term borrowings under the intercompany money pool borrowing arrangement and make an equity distribution of $649 million to the ultimate parent, Duke Energy (Parent), which repaid short-term borrowings. See Notes 4 and 13 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Variable Interest Entities," respectively, for additional information.

The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2016
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Unsecured
April 2016(a)	April 2023	2.875%	$350	$350	$—	$—	$—	$—	$—
August 2016	September 2021	1.800%	750	750	—	—	—	—	—
August 2016	September 2026	2.650%	1,500	1,500	—	—	—	—	—
August 2016	September 2046	3.750%	1,500	1,500	—	—	—	—	—
First Mortgage Bonds
March 2016(b)	March 2023	2.500%	500	—	500	—	—	—	—
March 2016(b)	March 2046	3.875%	500	—	500	—	—	—	—
May 2016(c)	May 2046	3.750%	500	—	—	—	—	—	500
June 2016(b)	June 2046	3.700%	250	—	—	—	—	250	—
September 2016(d)	October 2046	3.400%	600	—	—	—	600	—	—
September 2016(b)	October 2046	3.700%	450	—	—	450	—	—	—
Secured Debt
June 2016(e)	March 2020	1.196%	183	—	—	—	183	—	—
June 2016(e)	September 2022	1.731%	150	—	—	—	150	—	—
June 2016(e)	September 2029	2.538%	436	—	—	—	436	—	—
June 2016(e)	March 2033	2.858%	250	—	—	—	250	—	—
June 2016(e)	September 2036	3.112%	275	—	—	—	275	—	—
August 2016	June 2034	2.747%	228	—	—	—	—	—	—
August 2016	June 2020	2.747%	105	—	—	—	—	—	—
Total issuances			$8,527	$4,100	$1,000	$450	$1,894	$250	$500

(a)	Proceeds were used to pay down outstanding commercial paper and for general corporate purposes.

(b)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

(c)	Proceeds were used to repay $325 million of unsecured debt due June 2016, $150 million of first mortgage bonds due July 2016 and for general corporate purposes.

(d)
Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance, to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

(e)	The nuclear asset-recovery bonds are sequential pay amortizing bonds. The maturity date above represents the scheduled final maturity date for the bonds.
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
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which became effective in October 2015, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Various industry and environmental parties have appealed the EPA's CCR rule in the D.C. Circuit Court of Appeals. On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. A decision by the court on the remaining issues is expected in the second quarter of 2017. Duke Energy does not expect a material impact from the settlement or that it will result in additional asset retirement obligation adjustments.

PART I

In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. As a result of the EPA rule, the Subsidiary Registrants recorded asset retirement obligation amounts during 2015. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 9, “Asset Retirement Obligations,” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Coal Ash Management Act of 2014
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at September 30, 2016, and December 31, 2015, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. In January 2016, the NCDEQ published draft proposed risk classifications for sites not specifically delineated by the Coal Ash Act as high priority. These risk rankings were generally determined based on three primary criteria: structural integrity of the impoundments and impacts to both surface and groundwater. The NCDEQ's draft proposed classifications categorized 12 basins at four sites as intermediate risk and four basins at three sites as low risk. Basins at high priority sites (Dan River, Riverbend, Asheville and Sutton) require closure through excavation including a combination of transferring the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of high-priority basins is required to be completed no later than August 1, 2019, except for Asheville which is required to be completed no later than August 1, 2022. Intermediate risk basins require closure through excavation including a combination of converting the basin to a lined industrial landfill, transferring of the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of intermediate risk basins is required to be completed no later than December 31, 2024. Low risk basins require closure through either the combination of the installation and maintenance of a cap system and groundwater monitoring system designed to minimize infiltration and erosion or other closure options available to intermediate risk basins. Closure of low risk basins is required to be completed no later than December 31, 2029. The NCDEQ's draft proposed classifications also categorized nine basins at six sites as “low-to-intermediate” risk, thereby not assigning a definitive risk ranking at that time. On May 18, 2016, the NCDEQ issued new proposed risk classifications, proposing to rank all originally proposed low risk and "low-intermediate" risk sites as intermediate.
On July 14, 2016, the governor of North Carolina signed legislation which amended the Coal Ash Act and required Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The new legislation also ranks basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate basins is required to be completed no later than August 1, 2028. Additionally, the new legislation requires the installation and operation of three large-scale coal ash beneficiation projects which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects are required to be completed no later than December 31, 2029. Upon satisfactory completion of the dam improvement projects and installation of alternate drinking water sources by October 15, 2018, the legislation requires the NCDEQ to reclassify sites proposed as intermediate risk, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk.
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
Estimated asset retirement obligations have been recognized based on the assigned risk categories or a probability weighting of potential closure methods. Costs incurred have been deferred as regulatory assets and recovery will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations.
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
Clean Water Act 316(b)
The EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 26 of the electric generating facilities the Duke Energy Registrants own and operate. The rule allows for several options to demonstrate compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2022 time frame. Petitions challenging the rule have been filed by several groups. It is unknown at this time when the courts will rule on the petitions. The Duke Energy Registrants cannot predict the outcome of these matters.

PART I

Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. Affected facilities must comply between 2018 and 2023, depending on timing of new Clean Water Act (CWA) permits. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. The Duke Energy Registrants are well positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG for wastewater associated rule focused on the limits imposed on integrated gas combined-cycle facilities. All challenges to the rule have been consolidated in the Fifth Circuit Court of Appeals. Initial petitioner briefs are due December 5, 2016. It is unknown at this time when the courts will rule on the petitions. The Duke Energy Registrants cannot predict the outcome of these matters.
Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following table provides five-year estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, CWA 316(b) and ELGs through December 31, 2020. The table excludes ash basin closure costs recorded as Asset retirement obligations on the Condensed Consolidated Balance Sheets. For more information related to asset retirement obligations, see Note 7, “Asset Retirement Obligations” in this Form 10-Q, and Note 9, “Asset Retirement Obligations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.

(in millions)	Estimated Cost
Duke Energy	1,650
Duke Energy Carolinas	755
Progress Energy	430
Duke Energy Progress	370
Duke Energy Florida	60
Duke Energy Ohio	115
Duke Energy Indiana	350
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
Cross-State Air Pollution Rule
On December 3, 2015, the EPA proposed a rule to lower the Cross-State Air Pollution Rule (CSAPR) Phase 2 state ozone season nitrogen oxide (NOX) emission budgets for 23 eastern states, including North Carolina, Ohio, Kentucky and Indiana. The EPA also proposed to eliminate the CSAPR Phase 2 ozone season state NOX budgets for Florida and South Carolina. On September 7, 2016, the EPA finalized a CSAPR update rule that reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR update rule, the EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets will take effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired electric generating units subject to the final rule requirements, potential near-term responses could include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option.
Carbon Pollution Standards for New, Modified and Reconstructed Power Plants
On October 23, 2015, the EPA published a final rule in the Federal Register establishing carbon dioxide (CO2) emissions limits for new, modified and reconstructed power plants. The requirements for new plants do not apply to any facility that Duke Energy currently has in operation, but would apply to plants that commenced construction after January 8, 2014. The EPA set an emissions standard for coal units of 1,400 pounds of CO2 per gross MWh, which would require the application of partial carbon capture and storage (CCS) technology for a coal unit to be able to meet the limit. Utility-scale CCS is not currently a demonstrated and commercially available technology for coal-fired electric generating units, and therefore the final standard effectively prevents the development of new coal-fired generation. The EPA set a final standard of 1,000 pounds of CO2 per gross MWh for new natural gas combined-cycle units. Petitions challenging the rule have been filed by several groups. Initial petitioner briefs were submitted to the court on October 13, 2016. Final briefs in the case are due February 6, 2017. Oral arguments have not been scheduled. The Duke Energy Registrants do not expect the impacts of the final standards will be material to Duke Energy's financial position, results of operations or cash flows.

PART I

Clean Power Plan (CPP)
On October 23, 2015, the EPA published in the Federal Register the final CPP rule that regulates CO2 emissions from existing fossil fuel-fired electric generating units. The CPP establishes CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired electric generation units. Under the CPP, states were required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016. States that receive an extension must submit a final completed plan to the EPA by September 6, 2018. The EPA intends to review and approve or disapprove state plans within 12 months of receipt. The CPP does not directly impose regulatory requirements on the Duke Energy Registrants. State implementation plans will include the regulatory requirements that will apply to the Duke Energy Registrants. The EPA also published a proposed federal plan for public comment. A federal plan would be applied to states that fail to submit a plan to the EPA or where a state plan is not approved by the EPA.
Legal challenges to the final CPP have been filed by stakeholders. On February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the CPP until legal challenges are resolved. The states in which the Duke Energy Registrants operate have suspended work on the CPP in response to the stay. Oral arguments before 10 of the 11 judges on D.C. Circuit Court were heard on September 27, 2016. The court is expected to decide the case in early 2017.
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
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2016, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and nine months ended September 30, 2016, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Subsequent Events
See Note 18 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and nine months ended September 30, 2016, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) are recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

PART I

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, including regulatory and environmental matters, that became reportable events or in which there were material developments in the third quarter of 2016, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
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
ITEM 1A. RISK FACTORS
Please see the additional risk factors below affecting Duke Energy's business as a result of the Piedmont acquisition. These risk factors are in addition to those presented in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Duke Energy Registrants’ financial condition or future results. Except for the updates below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
We may not be able to complete necessary or desirable pipeline expansion or infrastructure development or maintenance projects, which may delay or prevent us from serving our natural gas customers or expanding our natural gas business.
In order to serve current or new natural gas customers or expand our service to existing customers, we need to maintain, expand or upgrade our distribution, transmission and/or storage infrastructure, including laying new pipeline and building compressor stations. Various factors may prevent or delay us from completing such projects or make completion more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the project, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, we may not be able to adequately serve existing natural gas customers or support customer growth, or could result in higher than anticipated cost, both of which would negatively impact our earnings.
The availability of adequate interstate pipeline transportation capacity and natural gas supply may decrease.
We purchase almost all of our gas supply from interstate sources that must then be transported to our service territory. Interstate pipeline companies transport the gas to our system under firm service agreements that are designed to meet the requirements of our core markets. A significant disruption to or reduction in that supply or interstate pipeline capacity due to events including but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections, could reduce our normal interstate supply of gas and thereby reduce our earnings. Moreover, if additional natural gas infrastructure, including but not limited to exploration and drilling rigs and platforms, processing and gathering systems, off-shore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then our growth opportunities would be limited and our earnings negatively impacted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the third quarter of 2016.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
4.1	Fourteenth Supplemental Indenture, dated as of August 12, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2016, File No. 1-32853).	X
4.2	Fifty-Third Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 9, 2016, File No. 1-03274).					X
4.3	Eighty-Sixth Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 16, 2016, File No. 1-15929).				X
10.1
Purchase and Sale Agreement by and among Duke Energy International Group S.à.r.l., Duke Energy International Brazil Holdings S.à.r.l. and China Three Gorges (Luxembourg) Energy S.à.r.l., dated as of October 10, 2016 (incorporated by reference to Exhibit 2.1 to registrant's Current Report on Form 8-K filed on October 13, 2016, File No. 1-32853).
X
10.2
Purchase and Sale Agreement by and among Duke Energy Brazil Holdings II, C.V., Duke Energy International Uruguay Investments SRL, Duke Energy International Group S.à.r.l., Duke Energy International España Holdings SL, Duke Energy International Investments No. 2 Ltd., ISQ Enerlam Aggregator, L.P., and Enerlam (UK) Holdings Ltd., dated as of October 10, 2016 (incorporated by reference to Exhibit 2.2. to registrant's Current Report on Form 8-K filed on October 13, 2016, File No. 1-32853).
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

PART II

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

Date:	November 4, 2016	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2016	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr. Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)